Form 10-Q
period 2002-09-30
JACOBS ENTERTAINMENT INC
filed 2002-11-13
CIK 1173284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 333-88242

JACOBS ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	34-1959351 (I.R.S. Employer Identification No.)

240 Main Street, Black Hawk, Colorado (Address of principal executive offices)	80422 (Zip Code)

Registrant’s telephone number, including area code         (303) 582-1117

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value Class	1,500 shares Outstanding as of November 13, 2002

Jacobs Entertainment, Inc.

Index
September 30, 2002

CERTIFICATIONS	32-33

SIGNATURES	34

Exhibit 99.1 Significant guarantor information	1-10

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
September 30, 2002 and December 31, 2001
(Dollars In Thousands)

	September 30, 2002	December 31, 2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,678	$3,171
Restricted cash	1,879	806
Prepaid expenses and other assets	5,681	1,171

Total current assets	23,238	5,148

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	41,464	16,588
Building and improvements	103,935	52,189
Equipment, furniture and fixtures	25,924	4,857
Leasehold improvements	515	1,109

	171,838	74,743
ACCUMULATED DEPRECIATION	(17,095)	(7,420)

Property, plant and equipment, net	154,743	67,323

OTHER ASSETS:
Equity method investments	—	20,443
Goodwill	37,248	5,140
Identifiable intangible assets	7,616	6,447
Other assets	11,642	1,491

TOTAL ASSETS	$234,487	$105,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$20,469	$9,496
Current portion of long-term debt and capital lease obligations	2,230	737

Total current liabilities	22,699	10,233

Long term debt and capital lease obligations	138,109	5,692
Long term debt - related parties	9,000	9,000

Total long-term debt	147,109	14,692

Total liabilities	169,808	24,925

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	17,308

STOCKHOLDERS’ EQUITY
Common stock $.01 par value; 1,500 shares authorized, issued and outstanding	—	—
Additional paid in capital	27,992	27,992
Retained earnings	36,687	35,767

Total stockholders’ equity	64,679	63,759

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$234,487	$105,992

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30, 2002 and 2001
(Dollars In Thousands)

	Three Months Ended September 30,

	2002	2001

REVENUES:
Gaming:
Casino	$25,537	—
Truck stop	5,399	1,739
Pari-mutuel	7,562	7,838
Food and beverage	3,995	554
Convenience store - Fuel	3,850	1,747
Convenience store - Other	861	282
Hotel	442	—
Other	692	1,214

Total revenues	48,338	13,374
Promotional allowances	(4,236)	—

Net revenues	44,102	13,374

COSTS & EXPENSES:
Gaming:
Casino	7,982	—
Truck stop	2,572	465
Pari-mutuel	6,556	6,985
Food and beverage	3,657	450
Convenience store - Fuel	3,579	1,622
Convenience store - Other	1,271	207
Hotel	284	—
Marketing, general and administrative	9,097	1,452
Privatization and other non-recurring costs	—	538
Depreciation and amortization	2,410	650

Total costs and expenses	37,408	12,369

OPERATING INCOME	6,694	1,005

Interest income	32	—
Interest expense	(4,940)	(1,107)

INCOME BEFORE EQUITY IN INVESTMENTS AND MINORITY INTEREST	1,786	(102)

Equity in earnings of investments - Black Hawk and Lodge	—	1,079
Minority interest in loss - Colonial	—	369

NET INCOME	$1,786	$1,346

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30, 2002 and 2001
(Dollars In Thousands)

	Nine Months Ended September 30,

	2002	2001

REVENUES:
Gaming:
Casino	$60,295	$—
Truck stop	15,969	4,645
Pari-mutuel	21,310	21,445
Food and beverage	9,364	1,420
Convenience store - Fuel	10,552	4,287
Convenience store - Other	2,449	690
Hotel	943	—
Other	1,758	3,018

Total revenues	122,640	35,505
Promotional allowances	(9,743)	—

Net revenues	112,897	35,505

COSTS & EXPENSES:
Gaming:
Casino	18,889	—
Truck stop	7,304	1,296
Pari-mutuel	17,595	18,357
Food and beverage	8,822	1,171
Convenience store - Fuel	9,648	3,979
Convenience store - Other	3,343	546
Hotel	635	—
Marketing, general and administrative	22,260	4,436
Privatization and other non-recurring costs	524	538
Depreciation and amortization	6,120	1,859

Total costs and expenses	95,140	32,182

OPERATING INCOME	17,757	3,323

Interest income	142	—
Interest expense	(13,237)	(3,134)

INCOME BEFORE EQUITY IN INVESTMENTS AND MINORITY INTEREST	4,662	189

Equity in (loss) earnings of investments - Black Hawk and Lodge	(1,980)	2,431
Minority interest in loss - Colonial	173	756

NET INCOME	$2,855	$3,376

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2002
(Dollars In Thousands)

	Common Stock		Additional
			Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

BALANCES,
JANUARY 1, 2002	1,500	$—	$27,992	$35,767	$63,759

Distributions				(1,935)	(1,935)
Net income				2,855	2,855

BALANCES,
SEPTEMBER 30, 2002	1,500	$—	$27,992	$36,687	$64,679

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002 and 2001
(Dollars In Thousands)

	Nine Months Ended September 30,

	2002	2001

OPERATING ACTIVITIES:
Net income	$2,855	$3,376
Adjustments to reconcile net income to net cash provided by operating activites:
Equity in loss (earnings) of investments	1,980	(2,431)
Minority interest	(173)	(756)
Depreciation and amortization	6,120	1,859
Deferred financing cost amortization	713	—
Bond issue discount amortization	456	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
Prepaid expenses and other assets	(1,441)	(1,374)
Accounts payable and accrued expenses	700	2,433

Net cash provided by operating activities	11,210	3,107

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(3,881)	(630)
Proceeds from sale of equipment	226	—
Acquisitions, net of cash acquired:
Black Hawk Gaming	(85,428)	—
Colonial Downs	(4,644)	—
Truck stops	(13,929)	(12,232)

Net cash used in investing activities	(107,656)	(12,862)

FINANCING ACTIVITIES
Net proceeds from bond issuance	120,050	—
Proceeds from related party truck stop loans	—	9,500
Payments to obtain financing	(7,735)	—
Contribution from members	—	4,006
Payments on long term debt	(1,427)	(243)
Distributions to owners	(1,935)	(1,144)

Net cash provided by financing activities	108,953	12,119

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,507	2,372
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	3,171	1,162

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,678	$3,534

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$8,475	$2,093

Non-cash investing and financing activity
Acquisition of property	$3,280	$—

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(DOLLARS IN THOUSANDS)

1.      BUSINESS AND ORGANIZATION

Jacobs Entertainment, Inc. (“JEI” or the “Company”) was formed on April 17, 2001, as an S-Corporation, to become a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Nevada, Louisiana, and Virginia. The Company’s sole shareholders, who each own 50% of JEI’s common stock, are Jeffrey P. Jacobs and the Richard E. Jacobs Revocable Trust, of which Richard E. Jacobs is the sole trustee (collectively, “Jacobs”). As a result of the transactions described in Notes 4 and 5, effective February 22, 2002, JEI owns and operates three land based casinos, six truck plaza video gaming facilities, and a horse racing track with three off-track wagering facilities. In addition, the Company receives a percentage of gaming revenue from an additional truck plaza video gaming facility and leases and operates a fourth off-track wagering facility. Until these acquisitions were completed, the Company had not conducted any operations.

2.      SIGNIFICANT ACCOUNTING POLICES

Unaudited Consolidated Financial Statements – In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the financial position of the Company as of September 30, 2002 and December 31, 2001 and the results of its operations and cash flows for the three and nine-month periods ended September 30, 2002 and 2001. The accompanying unaudited consolidated financial statements include the various accounts of the Company after giving effect to the February 22, 2002 acquisitions as more fully described in Note 5. All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of JEI and its most significant subsidiary, Black Hawk Gaming & Development Company, Inc. contained in the Company’s Form S-4 for the year ended December 31, 2001, filed with the U.S. Securities Exchange Commission. The results of interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

Reclassifications – Certain amounts have been reclassified within the 2001 financial statements to conform to the presentation used in 2002.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” which is effective July 1, 2001. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We are currently in the process of evaluating the impact of SFAS 141 on the February 22, 2002 acquisitions. Specifically, we are in the process of obtaining third party valuations of our tangible assets and third party identification and valuation of intangible assets associated with these acquisitions.

However, we do not believe the implementation of SFAS 141 will have a material impact on our financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” (see Note 3).

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. We adopted the provisions of this statement at the beginning of 2002 without an impact on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” FASB No. 4 required all gains or losses from extinguishments of debt to be classified as extraordinary items net of income taxes. SFAS No. 145 requires that gains and losses from extinguishments of debt be evaluated under the provisions of Accounting Principles Board Opinion No. 30, and be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. This statement is effective January 1, 2003. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

3.      GOODWILL AND OTHER INTANGIBLE ASSETS

SFAS 142 applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under SFAS 142, goodwill as well as other intangibles determined to have an indefinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. The Company adopted SFAS 142 on January 1, 2002, has completed its transitional impairment test, and has determined that no impairment of its goodwill balances exists. In addition, the Company has reassessed the useful lives of its identifiable intangible assets without any change to the previously established amortization periods of such assets.

The amortization expense and net income of JEI for the three and nine months ended September 30, 2001, are as follows:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Reported net income	$1,346	$3,376
Add back: Goodwill amortization	101	228

Adjusted net income	$1,447	$3,604

4.      LONG TERM DEBT

On February 8, 2002, JEI completed a $125,000 private placement of 11 7/8% Senior Secured Notes (the “Notes”) due 2009, with interest payable on each February 1 and August 1, with payments beginning August 1, 2002. The Notes were issued at a 3.96% discount from their principal amount, resulting in a discount of $4,950, which is being amortized using the effective interest method over the expected life of the Notes. The proceeds of the Notes were primarily used to fund the acquisition of the common stock of the entities described in Note 5, and to refinance certain debt of these entities in connection with the acquisitions. The Notes are secured by the assets and stock of, and are guaranteed by, the acquired entities. JEI has no independent assets or operations, and the guarantees on the Notes are full and unconditional and joint and several.

Effective July 12, 2002, the Company entered into a $10,000 line of credit (“LOC”) agreement with Foothill Capital Corporation, expiring July 12, 2007. The LOC bears interest at the prime rate published by Wells Fargo Bank, plus 1.75%. The LOC is collateralized by the land, buildings and related improvements of the Lodge and the Gilpin Hotel Casino, the company’s Colorado casino properties. The security interests under the terms of the LOC are contractually senior to the security for the Notes.

5.      ACQUISITIONS

On February 22, 2002, JEI simultaneously completed the acquisition of a 100% interest in entities in which Jacobs owned either a full, majority, or minority interest. The entities involved in the transaction and the accounting treatment for the components of the acquisitions are described below.

Diversified Opportunities Group Ltd. (“Diversified”) and Jalou L.L.C. and Jalou II (collectively, “Jalou”) – Jacobs contributed substantially all of their interests in Diversified and their 100% interest in Jalou II in exchange for 100% of the common stock of JEI. On the acquisition date, prior to the acquisition of the remaining shares of the entities described below, Diversified owned 100% of Jalou L.L.C., approximately 44% of Colonial Holdings, Inc. (“Colonial”), approximately 32% of Black Hawk Gaming & Development Company. Inc. (“Black Hawk”), and a 25% interest in the Lodge Casino at Black Hawk (the “Lodge”), located in Black Hawk, Colorado, of which the remaining 75% is owned by Black Hawk. The exchange of JEI shares for the interests of Diversified and Jalou II on February 22, 2002, was accounted for as a combination of entities under common control, which is similar to the pooling of interests method of accounting for business combinations. Accordingly, JEI’s results from January 1, 2001, through February 22, 2002, include 44%, 32%, and 25% of the operations of Colonial, Black Hawk, and the Lodge, respectively, and 100% of the operations of these entities thereafter as a result of the acquisition of the remaining shares of these entities on February 22,

2002. Furthermore, the prior year financial statements of JEI reflect the pooled financial position, based on historical cost, and the results of operations of JEI, Diversified, and Jalou II as a result of the combination of entities under common control on February 22, 2002.

Jalou– Jalou owns and operates six truck plaza video gaming facilities, and receives a percentage of gaming revenue from an additional truck plaza video gaming facility in Louisiana. The ownership interest of Jalou LLC and Jalou II (collectively, “Jalou”) and the acquisition dates for each property are as follows.

Jalou LLC – Houma Truck Plaza and Casino and an interest in the gaming revenues of Cash’s Truck Plaza and Casino were acquired on February 7, 2001. Bayou Vista Truck Plaza and Casino and Lucky Magnolia Truck Stop and Casino were acquired on January 11, 2002, and Raceland Truck Plaza and Casino was acquired on February 22, 2002.

Jalou II – Winner’s Choice Casino was acquired on February 7, 2001, and Colonels Truck Plaza and Casino was acquired on January 11, 2002.

These acquisitions were recorded using the purchase method of accounting for business combinations, and the total purchase price for these properties acquired in 2002 was approximately $20,282.

Colonial – Colonial owns and operates a horseracing track with three off-track wagering facilities, and leases and operates a fourth off-track wagering facility in Virginia. On February 22, 2002, JEI acquired the remaining 56% of Colonial’s common stock for approximately $4,820, which was recorded using the purchase method of accounting for business combinations, and accordingly, 100% of Colonial’s operations are included in JEI’s results for the period subsequent to the acquisition date.

Black Hawk – Black Hawk owns a 75% interest in the Lodge and a 100% interest in both the Gilpin Hotel Casino and the Gold Dust West Casino, located in Black Hawk, Colorado, and Reno, Nevada, respectively. On February 22, 2002, JEI acquired the remaining 68% of Black Hawk’s common stock for approximately $36,980 and assumed and refinanced approximately $59,950 of Black Hawk’s outstanding debt. This transaction was recorded using the purchase method of accounting for business combinations, and accordingly, 100% of Black Hawk’s operations are included in JEI’s results for the period subsequent to the acquisition date.

Identifiable intangible assets resulting from these acquisitions are comprised of $6,000 in revenue rights associated with the acquisition of Cash’s Truck Plaza and Casino, and $2,046 in device use rights associated with the acquisitions of Houma Truck Plaza and Casino, Bayou Vista Truck Plaza and Casino, Lucky Magnolia Truck Stop and Casino, Raceland Truck Plaza and Casino, Winner’s Choice Casino and Colonels Truck Plaza and Casino. The revenue rights and the device use rights will be amortized over 50 years and 5 years, respectively, representing the initial terms of the related agreements. Goodwill resulting from the transactions is attributable to anticipated future cash flows associated with the acquired entities.

Assuming the transactions occurred at the beginning of each period presented, pro forma revenue and net income would have been as follows:

	Nine months ended September 30,

	2002	2001

Net revenue	$128,021	$127,363
Net income	$4,107	$9,655

The pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions occurred at the beginning of each period presented. The September 30, 2002 pro forma results include non-recurring charges related to stock options, derivative termination, and write-off of unamortized debt issuance costs at Black Hawk of $3,165, $2,655, and $1,543, respectively.

6.      SEGMENTS

As defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, the following segment information is presented after the elimination of inter-segment transactions. JEI has four reportable segments (Colorado, Nevada, Colonial, and Jalou) representing the states in which we operate our casinos, and the subsidiaries in which we operate our pari-mutuel and truck plaza/video poker facilities, respectively. The Colorado operations consist of the Lodge and Gilpin casinos, and the Nevada operations consist of the Gold Dust West casino. The Colonial operations consist of the pari-mutuel operations and the Jalou operations consist of the truck plaza / video poker facilities. Each segment is managed separately because of the unique characteristics of geographic location, revenue stream, and customer base. The accounting policies of the segments are the same as those described in Note 2. The corporate operations represent all other revenues and expenses, and they are also shown.

Three Months Ended September 30, 2001
(Balance Sheet data as of December 31, 2001)
(Dollars In Thousands)

	Colorado	Nevada	Colonial	Jalou	Total

Revenues
Gaming
Truck stop	—	—	—	$1,739	$1,739
Pari-mutuel	—	—	$7,838	—	7,838
Food & beverage	—	—	370	184	554
Convenience store-Fuel	—	—	—	1,747	1,747
Convenience store-Other	—	—	—	282	282
Other	—	—	785	26	811

Total revenues	—	—	$8,993	$3,978	$12,971

Corporate adjustments and eliminations					403

Consolidated total revenues					$13,374

Operating Income	—	—	$20	$582	$602

Corporate adjustments and eliminations					403

Consolidated operating income					$1,005

Equity in earnings of investments	$1,007	$72	—	—	$1,079

Goodwill	—	—	—	$5,140	$5,140

Identifiable intangible assets	—	—	—	$6,447	$6,447

Total assets	$15,537	$4,906	$65,064	$19,151	$104,658

Corporate adjustments and eliminations					1,334

Consolidated total assets					$105,992

As of and for the Three Months Ended September 30, 2002
(Dollars In Thousands)

	Colorado	Nevada	Colonial	Jalou	Total

Revenues
Gaming
Casino	$21,018	$4,519	—	—	$25,537
Truck stop	—	—	—	$5,399	5,399
Pari-mutuel	—	—	$7,562	—	7,562
Food and beverage	2,061	749	549	636	3,995
Convenience store-Fuel	—	—	—	3,850	3,850
Convenience store-Other	—	—	—	861	861
Hotel	282	160	—	—	442
Other	147	19	440	86	692

Total revenues	23,508	5,447	8,551	10,832	48,338
Promotional allowance	(3,585)	(651)	—	—	(4,236)

Net revenues	$19,923	$4,796	$8,551	$10,832	$44,102

Operating income	$4,333	$1,066	$(422)	$1,961	$6,938

Corporate adjustments and eliminations					(244)

Consolidated operating income					$6,694

Goodwill	$9,714	$15,035	—	$12,499	$37,248

Identifiable intangible assets	—	—	—	$7,616	$7,616

Total assets	$100,492	$33,022	$58,241	$41,950	$233,705

Corporate adjustments and eliminations					782

Consolidated total assets					$234,487

Nine Months Ended September 30, 2001
(Balance Sheet data as of December 31, 2001)
(Dollars In Thousands)

	Colorado	Nevada	Colonial	Jalou	Total

Revenues
Gaming
Truck stop	—	—	—	$4,645	$4,645
Pari-mutuel	—	—	$21,445	—	21,445
Food & beverage	—	—	962	458	1,420
Convenience store - Fuel	—	—	—	4,287	4,287
Convenience store - Other	—	—	—	690	690
Other	—	—	1,815	59	1,874

Total revenues	—	—	$24,222	$10,139	$34,361

Corporate adjustments and eliminations					1,144

Consolidated total revenues					$35,505

Operating Income	—	—	$680	$1,499	$2,179

Corporate adjustments and eliminations					1,144

Consolidated operating income					$3,323

Equity in earnings of investments	$2,146	$285	—	—	$2,431

Goodwill	—	—	—	$5,140	$5,140

Identifiable intangible assets	—	—	—	$6,447	$6,447

Total assets	$15,537	$4,906	$65,064	$19,151	$104,658

Corporate adjustments and eliminations					1,334

Consolidated total assets					$105,992

As of and for the Nine Months Ended September 30, 2002
(Dollars In Thousands)

	Colorado	Nevada	Colonial	Jalou	Total

Revenues
Gaming
Casino	$49,540	$10,755	—	—	$60,295
Truck stop	—	—	—	$15,969	15,969
Pari-mutuel	—	—	$21,310	—	21,310
Food and beverage	4,772	1,747	1,283	1,562	9,364
Convenience store - Fuel	—	—	—	10,552	10,552
Convenience store - Other	—	—	—	2,449	2,449
Hotel	611	332	—	—	943)
Other	366	47	1,129	216	1,758

Total revenues	55,289	12,881	23,722	30,748	122,640
Promotional allowance	(8,301)	(1,442)	—	—	(9,743)

Net revenues	$46,988	$11,439	$23,722	$30,748	$112,897

Operating income	$9,757	$2,540	$(630)	$6,531	$18,198

Corporate adjustments and eliminations					(441)

Consolidated operating income					$17,757

Equity in loss of investments	$(1,584)	$(396)	—	—	$(1,980)

Goodwill	$9,714	$15,035	—	$12,499	$37,248

Identifiable intangible assets	—	—	—	$7,616	$7,616

Total assets	$100,492	$33,022	$58,241	$41,950	$233,705

Corporate adjustments and eliminations					782

Consolidated total assets					234,487

7.       SIGNIFICANT SUBSIDIARY INFORMATION

For the period prior to the acquisition of Black Hawk on February 22, 2002, the Company accounted for its 32% interest in Black Hawk and its 25% interest in the Lodge using the equity method. Condensed data for the three and nine-month periods ended September 30, 2001 is as follows:

	(In Thousands) Nine Months Ended September, 30 2001		(In Thousands) Three Months Ended September, 30 2001

	Black Hawk	Lodge	Black Hawk	Lodge

REVENUES:
Casino	$75,136	$45,730	$26,686	$16,211
Food and beverage	8,970	5,054	3,234	1,826
Hotel	1,076	721	405	272
Other	1,115	652	179	123

Total revenues	86,297	52,157	30,504	18,432
Promotional allowances	(12,704)	(7,903)	(4,503)	(2,812)

Net revenues	73,593	44,254	26,001	15,620

COSTS AND EXPENSES
Casino	24,004	15,374	8,435	5,399
Food and beverage	7,967	4,534	2,838	1,611
Hotel	709	529	252	189
Marketing, general and administrative	23,147	12,780	8,033	4,451
Privatization and other non-recurring costs	1,266	—	151	—
Depreciation and amortization	5,725	2,949	1,964	996

Total costs and expenses	62,818	36,166	21,673	12,646

OPERATING INCOME	10,775	8,088	4,328	2,974

Interest income	145	77	31	19
Interest expense	(4,088)	(2,333)	(1,266)	(702)

INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	6,832	5,832	3,093	2,291

MINORITY INTEREST	1,458	—	573	—

INCOME BEFORE INCOME TAXES	5,374	5,832	2,520	2,291

INCOME TAXES	2,365	—	974	—

NET INCOME	$3,009	$5,832	$1,546	$2,291

8.       COMMITMENTS AND CONTINGENCIES

On May 25, 2001, a lawsuit was filed in The United States District Court for the District of Colorado (Case No. 01-D-0964) by Central City, several casino operators located in Central City and others against the City of Black Hawk, the Black Hawk Casino Owners Association and several casino operators located in the City of Black Hawk, including Black Hawk. The suit alleges that the defendants caused economic harm to the plaintiffs by engaging in a conspiracy and scheme to harm competition, restrain trade and monopolize the gaming industry in the Gilpin County, Colorado market in violation of federal and state constitutional, statutory and common law. Also, the complaint alleges that starting in 1996 the City of Black Hawk began interfering in Central City’s plans to construct a road directly from Interstate 70 to Central City. The plaintiffs seek compensatory, treble and exemplary damages against the defendants in amounts to be proven at trial along with interest, costs and attorneys’ fees. Black Hawk believes that this lawsuit is without merit and intends to contest it vigorously.

On June 25, 1999, a complaint against the Lodge and John Does 1-3 was filed by a casino operating downstream from these casinos. The complaint alleges, among other things, that the plaintiff is being damaged by subsurface water flows onto its property from the Lodge property and the properties of John Does 1-3. The Lodge has denied all liability and has turned the matter over to its insurance carrier for defense. The Lodge does not believe the suit has merit and will continue to defend against the allegations alleged by the plaintiff. The Lodge does not believe the suit will result in any material liability; however, no assurance can be given in this regard.

The Company is involved in routine litigation arising in the ordinary course of business. These matters are believed by the Company to be covered by appropriate insurance policies.

9.       RELATED PARTY TRANSACTIONS

The Company provides monthly management and accounting services to truck stops owned by an affiliate. In addition, the affiliate purchases repair parts from the Company. Total charges to affiliate for management services and repair part purchases totaled $120 for the nine months ended September 30, 2002.

As of September 30, 2002, the Company had recorded a receivable of $75 from the affiliate for management services and repair part purchases. This amount was paid by the affiliate in November 2002.

In addition, the Company advanced $28 in early July 2002 to an affiliate, which was repaid in November 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This section discusses the results of our operations on a historical basis followed by a discussion of our results of operations on a “pro forma basis” beginning on page 22. The pro forma information is provided to present the results of our operations as though the business combinations described herein had been completed at the beginning of each period presented. You should read the following discussions and analyses in conjunction with the audited consolidated financial statements of the acquired entities as of December 31, 2001 included in our Form S-4 filing. Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties.

         Historical information, other than revenues, may not necessarily be meaningful, as our cost structure, debt structure, capitalization, and the overall composition of our company following the transactions discussed herein and our Form S-4 filing have significantly changed. Further, the historical information should not necessarily be taken as a reliable indicator of our future performance due to the recent acquisitions.

Introduction

         On February 22, 2002, we completed a merger transaction, which was primarily funded by the proceeds from the issuance of $125 million in senior secured notes on February 8, 2002. These notes bear an 11 7/8% interest rate and are due in 2009. The principal components of the merger transaction are as follows:

         On February 22, 2002 Jeffrey P. Jacobs and The Richard E. Jacobs Revocable Trust contributed substantially all of their interests in Diversified Opportunities Group Ltd. (“Diversified”) and their combined 100% interest in Jalou II in exchange for 100% of the common stock of JEI. On the acquisition date, immediately prior to the acquisition of the publicly held shares of Black Hawk Gaming & Development Company, Inc. (“BHWK”) and Colonial Holdings, Inc. (“Colonial”) described below, Diversified owned 100% of Jalou L.L.C., approximately 44% of Colonial, approximately 32% of BHWK, and a 25% interest in the Lodge Casino at Black Hawk (“the Lodge”) (of which the remaining 75% was owned by BHWK). The exchange of JEI shares for the interests of Diversified and Jalou II was accounted for as a combination of entities under common control, which is similar to the pooling of interests method of accounting for business combinations. As a result, the results of operations of Diversified and Jalou II are presented in the JEI income statement as though this transaction had been completed at the beginning of each year presented.

         The ownership interest of the Jalou entities and the acquisition dates for each property are as follows:

Date acquired
Jalou, LLC:
Houma Truck Plaza and Casino	February 7, 2001
Cash’s Casino	February 7, 2001
Bayou Vista Truck Plaza and Casino	January 11, 2002
Lucky Magnolia Truck Stop and Casino	January 11, 2002
Raceland Truck Plaza and Casino	February 22, 2002

Jalou II:
Winner’s Choice Casino	February 7, 2001
Colonel’s Truck Plaza and Casino	January 11, 2002

         These acquisitions were recorded using the purchase method of accounting for business combinations, and the total purchase price for the properties acquired in 2002 was approximately $20.3 million.

         On February 22, 2002, JEI also acquired the remaining 56% of Colonial’s common stock for approximately $4.8 million, which was recorded using the purchase method of accounting for business combinations. JEI also acquired the remaining 68% of BHWK’s common stock for approximately $37.0 million on February 22, 2002. This transaction was recorded using the purchase method of accounting for business combinations. As a result, the operations of Colonial and BHWK are consolidated with JEI for the period subsequent to the February 22, 2002 acquisition date.

         All of the Jalou property acquisitions completed prior to December 31, 2001, were accounted for using the purchase method of accounting. Accordingly, the results of Diversified and Jalou II for the year ended December 31, 2001 include the completed Louisiana acquisitions from the date of acquisition. We have described below the detail of the components of the operations of JEI for the periods presented.

         As a result of this transaction, we are a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Nevada, Louisiana and Virginia. We own and operate three land-based casinos, six truck plaza video gaming facilities and a horseracing track with three off-track wagering facilities. In addition, we are a party to an agreement that entitles us to a portion of the gaming revenue from an additional truck plaza video gaming facility and we lease and operate a fourth off-track wagering facility.

         We have elected to be taxed under the provisions of Subchapter “S” of the Internal Revenue Code of 1986. Under those provisions, the owners of our company pay income taxes on our taxable income.

         As a result of the acquisition and privatization of the entities described above at various times during the current nine month period ended September 30, 2002, we have experienced a number of changes during the nine month periods covered in these discussions, resulting in increases in the number of subsidiaries and investments as discussed above.

Comparison of the historical operations for the nine months ended September 30, 2002 to the nine months ended September 30, 2001

         The following discussion presents an analysis of the historical results of our operations for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

         For the nine months ended September 30, 2002 the consolidated statement of income of Jacobs Entertainment, Inc. consisted of the following:

a.	The consolidated operations of Colonial for the period from January 1, 2002 through February 22, 2002, reduced by the 56% minority interest in earnings reflecting the earnings attributable to the common stock of Colonial not owned prior to the acquisition of the minority interest on February 22, 2002 (affiliates of JEI owned a controlling financial interest through a majority voting interest of over fifty percent of the outstanding voting shares of Colonial); plus

b.	All of the operations of Colonial for the period from February 22, 2002 through September 30, 2002 because of the acquisition of the minority interest on February 22, 2002; plus

c.	All of the operations of Jalou LLC attributable to Houma and an interest in the gaming revenues of Cash’s for the entire nine months ended September 30, 2002; plus

d.	All of the operations of Jalou II attributable to the Winner’s Choice for the entire nine months ended September 30, 2002; plus

e.	All of the operations of Jalou LLC attributable to Lucky Magnolia and Bayou Vista for the period from their January 11, 2002 acquisition date through September 30, 2002; plus

f.	All of the operations of Jalou II attributable to Colonel’s for the period from its January 11, 2002 acquisition date through September 30, 2002; plus

g.	All of the operations of Jalou LLC attributable to Raceland from its February 22, 2002 acquisition date through September 30, 2002; plus

h.	25% of the equity in earnings of the Lodge for the period from January 1, 2002 through February 22, 2002; plus

i.	32% of the equity in earnings of BHWK for the period from January 1, 2002 through February 22, 2002; plus

j.	100% of the operations of BHWK (which includes the Lodge) for the period from February 22, 2002 through September 30, 2002 because of the acquisition of the remaining shares on February 22, 2002.

For the nine months ended September 30, 2001, the consolidated statement of income of JEI consisted of the following:

a.	The consolidated operations of Colonial for the period from January 1, 2001 through September 30, 2001, reduced by the 56% minority interest in earnings reflecting the earnings attributable to the common stock of Colonial not owned prior to the acquisition of minority interest on February 22, 2002; plus

b.	All of the operations of Jalou II attributable to Winner’s Choice for the period from its February 7, 2001 acquisition date through September 30, 2001; plus

c.	All of the operations of Jalou LLC attributable to Houma and an interest in the gaming revenues of Cash’s for the period from their February 7, 2001 acquisition date to September 30, 2001; plus

d.	25% of the equity in earnings of the Lodge for the period from January 1, 2001 through September 30, 2001; plus

e.	32% of the equity in earnings of BHWK for the period from January 1, 2001 through September 30, 2001.

                  As illustrated by the differing entities and periods covered by the various transactions discussed above, a comparison between the nine-month periods on a historical basis is difficult.

         A summary of our consolidated operating results for the three and nine months ended September 30, 2002 and 2001 is as follows:

	(In Thousands) Three Months Ended September 30,		(In Thousands) Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenue:
Gaming-Casinos	$28,652	$1,739	$71,005	$4,645
Gaming-Pari-mutuel	7,562	7,838	21,310	21,445
Other	7,888	3,797	20,582	9,415

Total net revenue	$44,102	$13,374	$112,897	$35,505

Operating income	$6,694	$1,005	$17,757	$3,323

Interest expense	$4,940	$1,107	$13,237	$3,134

Equity in (loss) earnings of investments-Black Hawk and the Lodge	—	$1,079	$(1,980)	$2,431

Minority interest in loss-Colonial	—	$369	$173	$756

Net income	$1,786	$1,346	$2,855	$3,376

         The overall composition of our financial position and the results of our operations have significantly changed for the three and nine-month periods ended September 30, 2002 as compared to the three and nine-month periods ended September 30, 2001. The changes are primarily attributable to the following factors:

•
The 2002 results include 100% of Colonial’s operations for the period following the February 22, 2002 acquisition date plus 44% of the operations prior to that date in 2002, due to the 56% minority interest (which existed until the February 22, 2002 acquisition date), whereas the comparable 2001 period includes 44% of Colonial’s operations for the entire period. We will no longer record minority interest for the results of operations subsequent to February 22, 2002 because we own 100% of Colonial as of that date. The comparability of pari-mutuel revenues is not impacted by the acquisition of stock from the minority shareholders because Colonial’s results were also consolidated in 2001. Furthermore, the decrease in our three month ended September 30, 2002 pari-mutuel revenue from the three month period ended September 30, 2001 is due primarily to the 2002 thoroughbred meet opening in June 2002 while the 2001 thoroughbred meet opened in July 2001.

•
The 2002 results include 100% of BHWK’s revenues for the period from the February 22, 2002 acquisition date through September 30, 2002 whereas BHWK’s and the Lodge’s results were included as a component of equity in (loss) earnings of investments for periods prior to February 22, 2002. We will no longer record “equity in (loss) earnings of investments” relative to BHWK and the Lodge because we now own 100% of BHWK, which includes the Lodge. Our equity in earnings of investments went from approximately $2.4 million in earnings for the nine months ended September 30, 2001 to a $2.0 million loss for the current nine-month period. This is primarily the result of the write off of various costs and expenses of BHWK relating to our acquisition of remaining shares on February 22, 2002. See Note 5 in the accompanying notes to the unaudited consolidated financial statements for a description of these costs.

•
In addition to gaming revenue for BHWK for the period described above, the 2002 results for gaming revenue also include video poker revenue for the periods indicated from all 7 truck stops locations, whereas the 2001 results include only 3 locations due to the timing of the truck stop acquisitions described above.

•
Other revenue in 2001 is primarily comprised of sales from our convenience store, fuel and restaurant operations located in the three truck stop facilities that we owned in 2001. Other revenue in 2002 consists of similar revenues from 4 additional truck stops that we acquired early in 2002, food and beverage revenues from our casinos subsequent to February 22, 2002, and revenue from our two hotels attached to the Lodge and Gold Dust West subsequent to February 22, 2002 (recall that all casino operations were included as a component of equity in (loss) earnings for periods prior to the February 22, 2002 acquisition date); and

•	Interest expense in 2002 includes charges related to our $125.0 million debt offering which occurred on February 8, 2002, whereas the 2001 results do not.

Critical Accounting Policies

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We periodically evaluate our policies and the estimates and assumptions related to these policies. All of our subsidiary companies operate in a highly regulated industry. In our Colorado, Virginia, Louisiana and Nevada operations, we are subject to regulations that describe and regulate operating and internal control procedures. The majority of our casino revenue is in the form of cash, personal checks, credit cards or gaming chips and tokens, which by their nature do not require complex estimations. We estimate certain liabilities with payment periods that extend for longer than several months. Such estimates include our slot club liabilities, outstanding gaming chip, token and pari-mutuel ticket liability, self-insured medical and workers compensation liabilities, and litigation costs. We believe that these estimates are reasonable based on our past experience with the business and based upon our assumptions related to possible outcomes in the future. Future actual results will likely differ from these estimates.

Long-lived Assets

         We have determined that the policy associated with our long-lived assets, goodwill and identifiable intangible assets, and related estimates are critical to the preparation of our consolidated financial statements. We have a significant investment in long-lived property and equipment. We estimate that the undiscounted future cash flow expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimate of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results. We estimate the useful lives for our assets based on historical experience, estimates of assets’ commercial lives, and the likelihood of technological obsolescence. Should the actual useful life of a class of assets differ from the estimated useful life, we would record an impairment charge. We review useful lives and obsolescence and assess commercial viability of our assets periodically.

Liquidity and Capital Resources

         On February 22, 2002 we completed the sale of $125 million of our senior secured notes. Our notes are due 2009 and we pay annual interest at the rate of 11 7/8 % on a semi-annual basis. The notes were offered at 96.04 of par and we received net proceeds at closing of $120.05 million. We utilized the proceeds of the Notes plus cash from our combined companies of approximately $8.0 million to acquire the remaining shares of BHWK for approximately $37.0 million (which includes $3.1 million for the buyout of all outstanding options at February 22, 2002), assume and refinance BHWK’s existing reducing revolving credit facility totaling approximately $60.0 million and pay BHWK’s interest rate swap breakage costs of $1.1 million (net of tax benefit) on the acquisition date; acquire the remaining shares of Colonial for $4.8 million; pay the cash portion of the purchase price for the Louisiana truck plazas of $14.5 million; pay accrued interest, advances and other payables to affiliates of $3.2 million; and pay remaining transaction fees and expenses incurred subsequent to December 31, 2001, totaling an estimated $2.4 million. In addition, we issued $5.8 million of promissory notes to the sellers of the Louisiana truck plazas we acquired.

         At September 30, 2002, after giving effect to the recent acquisitions, cash and cash equivalents are approximately $15.7 million. Our total debt approximates $149.6 million.

         We entered into a new $10 million senior credit facility on July 12, 2002. The trustee under the indenture entered into an intercreditor agreement with the lender under the new credit facility, which, among other things, subordinated some of the liens securing the senior secured notes and the guarantees to the indebtedness under the new credit facility with respect to a portion of the assets securing the new credit facility. The new senior credit facility carries an interest rate of 1.75% above the prime rate and expires in July 2007.

         Our future liquidity, which includes our ability to make semi-annual interest payments, depends upon the future success of the overall Company. Additionally, our ability to successfully integrate our operations is a significant factor in the overall generation of our cash flows from operations.

         At present, we do not have any off-balance sheet financing arrangements or transactions with unconsolidated, limited purpose entities nor are any contemplated in the future.

         We believe that our cash flow from operations, cash and cash equivalents and our senior $10 million credit facility discussed above will be adequate to meet our debt service obligations as well as our capital expenditure requirements for the next twelve months. However, we can give no assurance that these sources of cash will be sufficient to enable us to do so. Further, in addition to our normal capital expenditure requirements, we began a $6.0 million expansion of the Gilpin in the third quarter of this year, and we anticipate that we will pursue the acquisition of other properties and engage in new development opportunities. We believe we will be able to pay for the expansion project of the Gilpin out of our existing cash flow over the nine-month estimated construction time of the addition. However, we may need to enter into new financing arrangements and raise additional capital in the future if we are unable to sustain our current operations. Our ability to incur additional debt is further restricted by the terms and covenants of our senior secured notes. We can give no assurance that we will be able to raise capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, and heighten the related risks we currently face.

         We also face the risk that there could be a decline in the demand for our products and services, which would reduce our ability to generate funds from operations. While we believe our cash flows are geographically diverse, at present we do have a significant concentration of cash flows generated in the Black Hawk gaming market. Should the Black Hawk market decline or become saturated or should the competition erode our market share, we would suffer a decline in the available funds generated from operations. If this were to occur, there exists the possibility that our credit rating could be downgraded, which would further reduce our ability to access the capital markets and obtain additional or alternative financing.

The following table provides disclosure concerning JEI’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of September 30, 2002.

(In Thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt (1)	$149,339	$2,230	$5,580	$3,066	$138,463
Operating Leases (2)	12,531	1,461	940	630	9,500
Other Long-Term Obligations (3)	5,440	476	952	952	3,060

Total Contractual Cash Obligations	$167,310	$4,167	$7,472	$4,648	$151,023

(1)	Long-term debt includes amounts owing under the terms of the Notes, the Black Hawk special assessment bonds, indebtedness of Colonial Holdings, the existing and new Louisiana Properties’ seller notes, and the subordinated debt to affiliate.

(2)	Operating leases include a land and warehouse lease for the Gold Dust in Reno, Nevada, as well as other leases for property and equipment.

(3)	Other long-term obligations include the commitment of the Company’s truck stop operations to pay $1 per video poker machine per day, plus $1,000 per machine annually in licensing to an outside party to maintain its video poker machines in its truck stop premises. Other long-term obligations also include amounts payable under employment contracts described in the Company’s Form S-4 for the year ended December 31, 2001, filed with the U.S. Securities Exchange Commission.

         In addition, JEI has the following commitments and obligations:

•
JEI, through its subsidiary Colonial, has entered into an agreement with a totalisator company, which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications. The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities through 2004 at a rate of .365% of handle. In addition, Colonial agreed to use certain equipment provided by the totalisator company.

•	JEI, through the Lucky Magnolia, has an obligation to pay 4.9% of its net video poker revenue, after associated state taxes, for as long as video poker machines are operated on the property.

Pro Forma Results of Operations

         The following pro forma information is provided to present the results of operations as though the business combinations described above had been completed at the beginning of each of the nine months ended September 30, 2002 and September 30, 2001. The information presented is by each state in which we now have operations and presents our EBITDA by each business segment because this is how management reviews and analyzes the results of operations of each of our properties. EBITDA (earnings before interest, taxes, depreciation, amortization, privatization and other non-recurring costs) is presented as a supplement in the tables below and in the discussion of our operating results. EBITDA can be computed directly from our consolidated statements of income by adding the amounts shown for (1) depreciation and amortization and (2) privatization and other non-recurring costs to operating income. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as operating income or net (loss) income, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. The components of operations presented below differ from the analysis provided above for actual results as the composition of the company has changed due to the transactions occurring during the first quarter of 2002. The following presentations reflect 100% of the operations for all entities for the respective nine-month periods and, therefore, management believes this represents the most appropriate method of presenting the true operating performance capabilities of the combined operations of the entities involved.

	(In Thousands) Nine Months Ended September 30,

	2002	2001

PRO FORMA NET REVENUE
Colorado	$58,205	$59,817
Nevada	14,192	13,775
Louisiana	31,902	29,987
Virginia	23,722	23,784

Total net revenue	$128,021	$127,363

PRO FORMA COSTS AND EXPENSES
Colorado	$40,732	$42,913
Nevada	10,269	10,105
Louisiana	23,849	23,842
Virginia	21,267	20,309
Net corporate overhead	4,339	3,300

Total costs and expenses	$100,456	$100,469

PRO FORMA ADJUSTED EBITDA
Colorado	$17,473	$16,904
Nevada	3,923	3,670
Louisiana	8,053	6,145
Virginia	2,455	3,475
Net corporate overhead	(4,339)	(3,300)

EBITDA	$27,565	$26,894

         We continually review the overall operational aspects of our casino operations and attempt to modify our operations, when and if necessary, to remain competitive and to maintain our market share. We focus on our existing customer base while developing marketing programs that increase new customer visits. Our vision is to be the best “locals casino” in each market by offering the best customer service, slot selection, player club benefits, and food and beverage service in the market.

         Our casino revenues are generated from our three land-based casino properties. BHWK’s consolidated casino revenues are generally defined as the “casino win” which is the amount of money wagered less the amount paid out in prizes. BHWK’s consolidated net revenue is generally defined as casino win reduced by various promotional allowances and incentive programs that we offer to patrons and includes revenues from food and beverage, hotel and other revenues. We utilize the food and beverage department of each of our properties to drive revenues by offering a wide selection of high quality food choices at reasonable prices. Additionally, we have 50 hotel rooms at the Lodge and 106 hotel rooms at our Reno property, which we can offer to players, thereby enhancing their visit to the Black Hawk and Reno areas, respectively.

Colorado

         After giving effect to the transactions discussed above, JEI owns 100% of BHWK. BHWK owns the Gilpin Hotel Casino and the Lodge, which are located in Black Hawk, Colorado, and the Gold Dust West, Inc. (“Gold Dust”), which is located in Reno, Nevada. Generally, the acquisition by JEI of all of the capital stock of BHWK as of February 22, 2002 does not affect the comparability of the pro forma operations of BHWK. The following discussion pertains to the results of operations of the Lodge and Gilpin properties.

         A summary of the net revenue, costs and expenses and EBITDA of our Colorado properties is as follows:

	(In Thousands) Nine Months Ended September 30,

	2002	2001

Net revenues
Lodge	$44,641	$44,254
Gilpin	13,564	15,563

Total net revenues	$58,205	$59,817

Costs and expenses
Lodge	30,257	30,928
Gilpin	10,475	11,985

Total costs and expenses	40,732	42,913

EBITDA
Lodge	14,384	13,326
Gilpin	3,089	3,578

EBITDA	$17,473	$16,904

Increased Competition in the Black Hawk Market

         On February 4, 2000 a casino opened in Black Hawk with approximately 950 devices and a 550-car valet/self-parking garage. A second casino opened next door to The Lodge on March 6, 2000 with approximately 600 devices and parking for 500 cars. A third project opened on December 20, 2001 with approximately 1,300 devices and parking for 850 cars. Based upon the level of development activity in Black Hawk, it is apparent that increased competition within this market will continue.

         Overall, the new casinos seem to have expanded Black Hawk’s gaming market; however, it is extremely difficult to accurately predict the extent of the future growth of this market. We expect some of our previous and existing market share has been lost to increased competition. We believe that the competition within this market will continue to increase and intensify. As a result, our marketing costs, our personnel costs and other costs at our properties will likely increase while we attempt to maintain our market share.

Pro Forma Results of operations for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

         Net Revenues. The decrease in net revenues of our Colorado operations is attributable to the Gilpin and its reduced share of the Black Hawk market partially offset by an increase in net revenues at the Lodge, which has participated in a market shift toward larger gaming facilities within Black Hawk. The Gilpin’s operations have been most noticeably impacted due to the additional competition in Black Hawk, which also includes the Lodge. We are currently engaged in an approximate $6.0 million expansion for the Gilpin, which commenced during the third quarter of 2002. We believe this expansion will provide a more competitive single floor casino environment and enable us to more effectively compete with the newer and larger properties in the market.

         Costs and Expenses. Total costs and expenses associated with our Colorado operations decreased $2.2 million for the nine months ended September 30, 2002 compared to the same period of 2001. The decrease of $0.7 million in costs and expenses attributable to the Lodge was primarily comprised of reductions in labor and slot participation costs offset by an increase in gaming tax. The decrease of $1.5 million in costs and expenses attributable to the Gilpin was primarily comprised of reductions in labor, slot participation, gaming taxes, food and beverage cost of goods sold, and direct marketing costs.

Nevada

Pro Forma Results of operations for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001

         As previously discussed, our Nevada operations consist of the Gold Dust, located in Reno, Nevada. The Gold Dust was acquired by BHWK on January 5, 2001. The property has 106 hotel rooms, which we offer to players, thereby enhancing their visit to the Reno area. The net revenues of the Gold Dust increased by $.4 million for the current nine-month period over the comparable period of 2001. In September of 2001 we completed the installation of our slot player tracking system and we have been actively enrolling members into our slot players club. We believe this effort is beginning to increase play from our customers and accounts for the increase in our net revenues during the current quarter. Our costs and expenses increased by approximately $.2 million for the current nine-month period compared to the comparable period of last year. This increase is primarily due to an increase in employee costs associated with the creation of the casino’s slot player club. As a result, our adjusted EBITDA at the Gold Dust for the first nine months of 2002 and 2001 is $3.9 million and $3.7 million respectively.

Louisiana

         The Louisiana truck plaza video gaming properties consist of six truck plaza gaming facilities located in Louisiana and a share in the gaming revenues of an additional truck plaza. The acquisition dates of each of the respective truck stops are discussed previously.

         Each truck plaza features a convenience store, fueling operations, a 24-hour restaurant and 50 video gaming devices (except for Lucky Magnolia Truck Stop and Casino and Raceland Truck Plaza and Casino, which have 40 and 44 video gaming devices, respectively).

         The Louisiana truck plazas’ revenues are comprised of (i) revenue from video poker gaming machines; (ii) sales of gasoline and diesel fuel; (iii) sales of groceries, trucker supplies and sundry items through their convenience stores; (iv) sales of food and beverages in their restaurants and bars; and (v) miscellaneous commissions on ATMs, pay phones and lottery sales.

         All video poker activity is reported instantaneously via a computer phone line directly to the Louisiana State Police. The Louisiana truck plazas’ revenues are heavily dependent on meeting the minimum gallons of fuel sales requirements necessary to operate video poker gaming machines in Louisiana. These requirements must be complied with on a quarterly basis. In the event of noncompliance, the Louisiana State Police must turn off a portion of the video poker machines. The Louisiana truck plazas believe that they will continue to meet the fuel sales requirements necessary to operate video poker gaming machines in Louisiana at current levels.

Pro Forma Results of operations for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001

         Net revenues. The Louisiana truck plazas generated net revenues of $31.9 million for the nine months ended September 30, 2002 compared to $30.0 million for the nine months ended September 30, 2001. This increase is due to the commencement of gaming operations of Raceland, and the increased gaming revenue at Houma, Cash’s and Colonel’s.

         Costs and Expenses. The Louisiana truck plazas’ costs and expenses were $23.8 million for the nine months ended September 30, 2002 and 2001 respectively.

         Earnings Before Interest, Taxes, Depreciation and Amortization. The Louisiana truck plazas adjusted EBITDA was $8.1 million for the nine months ended September 30, 2002 compared to $6.2 million for the same period in 2001, resulting in an increase in EBITDA of $1.9 million. This increase is due to the increase in revenues as discussed above.

Virginia

         Colonial Holdings’ revenues are comprised of (i) pari-mutuel commissions from wagering on races broadcast from out-of-state racetracks to Colonial’s off-track wagering facilities and the track using import simulcasting; (ii) wagering at the track and Colonial’s off-track wagering facilities on its live races; (iii) admission fees, program and racing form sales, and certain other ancillary activities; and (iv) net income from food and beverage sales and concessions.

         Colonial’s revenues are heavily dependent on the operations of its off-track wagering facilities. Revenues from the off-track wagering facilities help support live racing at the track. The amount of revenue Colonial earns from each wager depends on where the race is run and where the wagering takes place. Revenues from import simulcasting of out-of-state races and from wagering at the track and at the off-track wagering facilities on races run at the track consist of the total amount wagered at Colonial’s facilities, less the amount paid as winning wagers. The percentage of each dollar wagered on horse races that must be returned to the public as winning wagers (typically about 79%) is legislated by the state in which a race takes place. Revenues from export simulcasting consists of amounts payable to Colonial by the out-of-state racetracks and their simulcast facilities with respect to wagering on races run at the track.

Pro Forma Results of Operations for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001

         Total Revenues. Colonial generated net revenues for the nine months ended September 30, 2002 of $23.7 million compared to $23.8 million for the same period of 2001. The decrease of total revenues of $.1 million, or 1%, is due primarily to the 2002 thoroughbred meet starting in June 2002 as compared to the meet starting in July 2001.

         Costs and expenses. Colonial’s direct operating costs and expenses were $21.3 million for the nine months ended September 30, 2002 compared to $20.3 million for the same period of 2001. Costs and expenses increased $1 million, or 5%, for the nine months ended September 30, 2002 from the same period of 2001. The cost increases were primarily due to expenses associated with the 2002 thoroughbred meet.

         Earnings Before Interest, Taxes, Depreciation and Amortization. Colonial’s adjusted EBITDA was $2.5 million for the nine months ended September 30, 2002 compared to $3.5 million for the same period in 2001, resulting in a decrease in EBITDA of $1 million. The decrease in EBITDA was due primarily to the increased costs associated with the 2002 thoroughbred meet.

Net Corporate Overhead

         Generally, our corporate operations are not a profit center, but rather a cost center that directs the overall managerial, operational and administrative aspects of the Company.

         Costs and expenses totaled $4.3 million for the nine months ended September 30, 2002 compared to $3.3 million for the same period of 2001. The approximate $1 million increase during the current nine months ended September 30, 2002 is generally due to a non-recurring increase in licensing costs of $.1 million; incremental costs and expenses incurred in pursuing additional opportunities approximating $.150 million; an increase in travel and airplane costs of approximately $.225 million and a recurring increase of approximately 15% in overall costs and expenses.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.

Market Risk

         Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. On February 8, 2002 we issued $125.0 million in 11 7/8 % senior secured notes due in 2009. The proceeds of these notes were used to finance our recent acquisitions and for working capital purposes. All debt currently bears interest at a fixed rate, except our $10,000,000 line of credit (which currently has no amounts outstanding), which bears interest at 1.75% above the prime rate published by Wells Fargo Bank, N.A.

We currently do not invest in derivative financial instruments, interest rate swaps or other similar investments to alter interest rate exposure

Item 4 .	Controls and Procedures.

         As of September 30, 2002, an evaluation was performed under the supervision and with the participation of Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to September 30, 2002.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On May 25, 2001, a lawsuit was filed in The United States District Court for the District of Colorado (Case No. 01-D-0964) by Central City, several casino operators located in Central City and others against the City of Black Hawk, the Black Hawk Casino Owners Association and several casino operators located in the City of Black Hawk, including Black Hawk. The suit alleges that the defendants caused economic harm to the plaintiffs by engaging in a conspiracy and scheme to harm competition, restrain trade and monopolize the gaming industry in the Gilpin County, Colorado market in violation of federal and state constitutional, statutory and common law. Also, the complaint alleges that starting in 1996 the City of Black Hawk began interfering in Central City’s plans to construct a road directly from Interstate 70 to Central City. The plaintiffs seek compensatory, treble and exemplary damages against the defendants in amounts to be proven at trial along with interest, costs and attorneys’ fees. Black Hawk believes that this lawsuit is without merit and intends to contest it vigorously.

On June 25, 1999, a complaint against the Lodge and John Does 1-3 was filed by a casino operating downstream from these casinos. The complaint alleges, among other things, that the plaintiff is being damaged by subsurface water flows onto its property from the Lodge property and the properties of John Does 1-3. The Lodge has denied all liability and has turned the matter over to its insurance carrier for defense. The Lodge does not believe the suit has merit and will continue to defend against the allegations alleged by the plaintiff. The Lodge does not believe the suit will result in any material liability; however, no assurance can be given in this regard.

The Company is involved in routine litigation arising in the ordinary course of business. These matters are believed by the Company to be covered by appropriate insurance policies.

Item 2.	Changes in Securities

                  None

Item 3.	Defaults Upon Senior Securities

                  None

Item 4.	Submission of Matters to a Vote of Security Holders

                  Not Applicable

Item 5.	Other Information

                  None

Item 6.	Exhibits and Reports on Form 8-K

         (a)      Exhibits

*3.1	Certificate of Incorporation of Gameco, Inc.
*3.2	By-Laws of Gameco, Inc.
+3.3	Amendment to the Certificate of Incorporation of Gameco, Inc.
+4.1	Loan and Security Agreement dated July 12, 2002 by and among Jacobs Entertainment, Inc., certain subsidiaries and Foothill Capital Corporation.
+4.2	Promissory Note dated July 12, 2002 by and among Jacobs Entertainment, Inc., certain borrowers and Foothill Capital Corporation.
+4.3	Guaranty of Gold Dust West Casino, Inc. and Diversified Opportunities Group Ltd. dated July 12, 2002.
+4.4	Intercreditor Agreement dated July 12, 2002 by and between Wells Fargo Bank Minnesota, National Association and Foothill Capital Corporation
+4.5	Memorandum of Intercreditor Agreement dated July 12, 2002 by and among Foothill Capital Corporation, Wells Fargo Bank Minnesota, National Association and Borrowers.
+4.6	Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Black Hawk Gaming & Development Company, Inc., Black Hawk/Jacobs Entertainment, LLC, and Gilpin Hotel Venture to the Public Trustee of Gilpin County, State of Colorado and Foothill Capital Corporation, dated July 12, 2002.
*21.1	Subsidiaries of Jacobs Entertainment, Inc.
99.1	Significant guarantor information.

*	Incorporated herein by reference from our registration statement on Form S-4 (SEC Registration No. 333-88242), Part II, Item 21, filed on May 14, 2002.

+	Incorporated herein by reference from Amendment No. 1 of our registration statement on Form S-4 (SEC Registration No. 333-88242), Part II, Item 21, filed on August 8, 2002.

         (b)      No reports on Form 8-K were filed during the reporting period.

CERTIFICATIONS

I, Stephen R. Roark, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Jacobs Entertainment, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ STEPHEN R. ROARK

Stephen R. Roark, Chief Financial Officer

CERTIFICATIONS

I, Jeffrey P. Jacobs, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Jacobs Entertainment, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ JEFFREY P. JACOBS

Jeffrey P. Jacobs, Chief Executive Officer and Chairman of the Board of Directors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jacobs Entertainment, Inc. Registrant
Date: November 13, 2002	By:	/s/ JEFFREY P. JACOBS

Jeffrey P. Jacobs, Chief Executive Officer and Chairman of the Board of Directors

/s/ STEPHEN R. ROARK

Stephen R. Roark, Chief Financial Officer