Form 10-K
period 2002-12-31
JACOBS ENTERTAINMENT INC
filed 2003-03-31
CIK 1173284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File No. 333-88242

JACOBS ENTERTAINMENT, INC.
(Exact name of Registrant as specified in its charter)

Delaware	34-1959351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 Main Street, Black Hawk, Colorado 80422
(Address of principal executive offices) (Zip code)

(303) 582-1117
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     State the aggregate market value of the voting and nonvoting common equity of the registrant held by non-affiliates:  No market exists for the common stock of the registrant; all of its outstanding shares of common stock are held by two persons.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  There is no market for the registrant’s common equity.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 21, 2003

Common Stock, $0.01 par value	1,500 shares

DOCUMENTS INCORPORATED BY REFERENCE: None
See the exhibit index which appears on page E-1.

JACOBS ENTERTAINMENT, INC.
2002 ANNUAL REPORT ON FORM 10-K

          STATEMENT UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

          This annual report on Form 10-K contains forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are not historical facts and constitute or rely upon projections, forecasts, assumptions or other forward-looking information. Generally these statements may be identified by the use of forward-looking words or phrases such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” and “should.” These statements are inherently subject to known and unknown risks, uncertainties and assumptions. Our future results could differ materially from those expected or anticipated in the forward-looking statements. Specific factors that might cause such differences include factors described and discussed in the description of our business in Item 1 and in our management’s discussion and analysis of financial condition and results of operations in Item 7 of this report.

PART I

Item 1.           Business

Introduction

          Jacobs Entertainment, Inc. (“Jacobs Entertainment”) was formed as a Delaware corporation on April 17, 2001 for the purpose of engaging in the transactions described below. On February 22, 2002, we completed the transactions, which were primarily funded by the proceeds from the issuance of $125 million in senior secured notes on February 8, 2002. These notes bear an 11–7/8% interest rate and are due in 2009. The principal components of the transactions are as follows:

          On February 22, 2002 Jeffrey P. Jacobs and The Richard E. Jacobs Revocable Trust contributed substantially all of their interests in Diversified Opportunities Group Ltd. (“Diversified”) and their combined 100% interest in Jalou II in exchange for 100% of the common stock of Jacobs Entertainment. On the acquisition date, immediately prior to the acquisition of the publicly held shares of Black Hawk Gaming & Development Company, Inc. (“Black Hawk Gaming”) and Colonial Holdings, Inc. (“Colonial”) described below, Diversified owned 100% of Jalou L.L.C., approximately 44% of Colonial, approximately 32% of Black Hawk Gaming, and a 25% interest in The Lodge Casino at Black Hawk (“The Lodge”) (of which the remaining 75% was owned by Black Hawk Gaming). On February 22, 2002, Jacobs Entertainment also acquired the remaining 56% of Colonial’s common stock for approximately $4.6 million. Jacobs Entertainment also acquired the remaining 68% of Black Hawk Gaming’s common stock for approximately $37.0 million on February 22, 2002.

          As a result of these transactions, we are a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Louisiana, Nevada and Virginia. We own and operate three casinos, six truck plaza video gaming facilities and a horseracing track with three off-track wagering facilities. In addition, we are a party to an agreement that entitles us to a portion of the gaming revenue from an additional truck plaza video gaming facility and we lease and operate a fourth off-track wagering facility.

          All of our gaming facilities target local customers and emphasize revenues from slot machine play or video gaming, or both. For the year ended December 31, 2002, which represents approximately 10 months of combined operations after the acquisitions referred to above, our net revenues were approximately $154 million.  See note 14 to our consolidated financial statements for information concerning the operational performance of the segments of our business.

Our Properties and Operations

          The Lodge Casino—Black Hawk, Colorado. The Lodge Casino in Black Hawk, Colorado, which commenced operations in June 1998, is one of 22 casinos located in the gaming district of Black Hawk. The Lodge services the greater Denver metropolitan area population of approximately 2.4 million located 40 miles east of Black Hawk, as well as customers from nearby communities such as Boulder and Fort Collins, Colorado and Cheyenne, Wyoming. We believe that most of The Lodge’s customers are primarily day trip patrons who reside in the greater Denver metropolitan area. As of December 31, 2002, the Black Hawk market had approximately 9,400 gaming devices (slot machines, blackjack and poker tables) generating approximately $523 million in revenues for the year then ended. We are one of the largest gaming facilities in the market.

          The Lodge is located on a 2.5 acre site that abuts State Highway 119, with approximately 25,000 square feet of gaming space on two floors containing 920 slot machines and 26 table games, 50 hotel rooms, three restaurants, four bars and onsite parking for 600 vehicles. Our property includes The White Buffalo Grille, an upscale dining facility and a buffet that was completely remodeled in 2002 at a cost of $1 million. Black Hawk has no significant lodging facilities other than our facility and the Isle of Capri, which has a 237-room hotel at its Black Hawk casino.

          We utilize computerized slot data tracking systems that allow us to track individual play and payouts and develop mailing lists for special events, contest play and promotions. The Lodge participates in busing programs with unaffiliated transportation companies who transport patrons to Black Hawk/Central City from the market areas described above. Black Hawk Gaming has obtained an exemption as a common carrier from the Colorado Public Utilities Commission and may elect to operate its own busing program in the future.

          The Gilpin Hotel Casino—Black Hawk, Colorado. The Gilpin Hotel Casino, which commenced operations in October 1992, is a 37,000 square foot facility located on a one acre site in the central Black Hawk gaming district. We expanded our facility through the acquisition of an adjacent casino in early 1994. We were one of the first casinos opened in Colorado following the legalization of casino gaming in 1991. We offer 380 slot machines, two restaurants and four bars. We also offer slot club, busing and other promotional programs, and have available to our customers 200 surface parking spots in the heart of historic Black Hawk.

          We commenced a remodeling and expansion of the Gilpin Hotel Casino in the third quarter of 2002 to place all gaming operations on a single floor and to upgrade and renovate the overall structure. These improvements are budgeted to cost approximately $6.0 million and are expected to be completed in June 2003. Although we are experiencing construction and other disruptions that adversely affect our business, we believe completion of these renovations will enable us to continue to compete effectively in the Black Hawk market and ultimately to improve our operating results.

          The Gold Dust West Casino--Reno, Nevada. The Gold Dust West Casino, located on 4.6 acres in Reno’s central downtown gaming district, has been operating since 1978. The casino caters to residents of Reno and surrounding areas and has about 17,500 square feet of gaming space, currently accommodating 500 slot machines. We offer the Wildwood Restaurant, a 6,600 square foot dining facility, 106 motel rooms, and surface parking for 275 vehicles. We implemented a slot player tracking system in September 2001, which has facilitated improvement of the casino’s operating results. During 2002, we made several improvements to the property including a significant remodeling of the Wildwood kitchen and serving line, the addition of outdoor signage, and general landscaping improvements. The Reno/Sparks, Nevada market area generated approximately $1.0 billion of gaming revenues during each of the years ended December 31, 2001 and 2002. There were 34 casinos in the Reno/Sparks market area at December 31, 2002.

          Louisiana Gaming Properties. Our truck plaza properties consist of six truck plaza video gaming facilities located in Louisiana and a share in the gaming revenues from an additional Louisiana truck plaza gaming facility. Our properties include the Houma Truck Plaza and Casino in Houma; Winner’s Choice Casino in Sulphur; Lucky Magnolia Truck Stop and Casino in St. Helena Parish; Bayou Vista Truck Plaza and Casino in Bayou Vista; Colonel’s Truck Plaza and Casino in Thibodaux; and Raceland Truck Plaza and Casino in Raceland. We are also party to an agreement that entitles us to a portion of the gaming revenues from Cash’s Truck Plaza and Casino in Lobdell. Each truck plaza features a convenience store, fueling operations, a 24-hour restaurant, and 50 video poker devices (except for Lucky Magnolia Truck Stop and Casino and Raceland Truck Plaza and Casino, which have 40 and 44 devices, respectively).

          The Louisiana video gaming industry consists of video gaming in 31 of Louisiana’s 64 parishes. The industry is highly regulated and video gaming machines can only be placed in qualifying bars, restaurants, hotels, off-track wagering facilities and truck plazas. In order to qualify for video gaming, a truck plaza must offer diesel fuel, gasoline, a convenience store, a restaurant and a place for truck drivers to shower and sleep. Our video gaming machines are located in a separate gaming room that is designed to provide a pleasant casino-like atmosphere. As of December 31, 2002, Louisiana had 112 licensed truck plazas.

          The Louisiana truck plaza video gaming market caters primarily to local residents, whom we believe contribute to the vast majority of truck plaza gaming revenue. We believe that most of our video gaming customers live within a five-mile radius of our properties.

          Colonial Downs--New Kent, Virginia. Colonial Downs, which opened in 1997, is a racetrack in New Kent, Virginia, which primarily conducts pari-mutuel wagering on thoroughbred and harness racing. The track facility was designed to provide patrons with a pleasant atmosphere to enjoy quality horse racing. The outside grandstand area, located on the first floor of the track facility, has an occupancy capacity of approximately 4,000 patrons. Also located on the first floor of the track facility are two simulcast television amphitheaters, two covered patio-seating areas, four bars, a large concession food court, gift shop, and wagering locations with approximately 72 tellers. The Jockey Club, which is in the main grandstand area located on the third floor of the track facility, includes a full-service dining area with a seating capacity of 548 patrons, two separate lounge areas, and additional wagering locations with 24 tellers. The Turf Club is a private club and contains 10 luxury suites with skybox seating located on the fourth floor of the track facility and has a wagering location with six tellers.

          The one and one-quarter mile dirt track is one of the largest tracks in the United States and its 180-foot wide turf track is the widest turf track in North America. These unique configurations have attracted and are expected to continue to attract quality horses to the track. Colonial Downs has conducted more than 80% of its thoroughbred races over the turf course for the last two years, thereby establishing the track as a major turf racing center in the Mid-Atlantic region. Colonial Downs is developing the Virginia Derby, a turf race for three-year old thoroughbreds, into the marquee event of the thoroughbred meet.

          Off-track Wagering Facilities, Virginia. In addition to our racetrack facility, we own and operate three off-track wagering facilities and lease and operate a fourth facility in Virginia. These facilities provide simulcast pari-mutuel wagering on thoroughbred and harness racing from our racetrack and selected other racetracks throughout the United States. Our off-track wagering facilities are located in Richmond, Chesapeake, Hampton, and Brunswick. These facilities employ state of the art audio/video technology for receiving quality import simulcast thoroughbred and harness racing from nationally known racetracks.

          The facilities are structured to accommodate the needs of various patrons, from the seasoned handicapper to the novice wagerer, and provide patrons with a comfortable, upscale environment including a full bar and a range of restaurant services. In addition, self-serve automated wagering equipment is available to patrons in order to make wagering more user-friendly to the novice and more efficient for the expert. This equipment, with touch-screen interactive terminals and personalized portable wagering terminals, provides patrons with current odds information and enables them to place wagers and credit winning tickets to their accounts without waiting in line. Under current law, before we can open the two remaining off-track wagering facilities permitted by our license, we are required to win approval through a local referendum process in the city or county in which the facilities will be located.

Seasonality

          Seasonality and weather conditions can affect our results of operations. Our pari-mutuel wagering revenues are higher during scheduled live racing than at other times of the year. Adverse weather conditions can cause cancellation of or curtail attendance at outdoor races, thereby reducing wagering and our revenues. Attendance and wagering at both outdoor races and satellite wagering facilities can be harmed by holidays and other competing seasonal activities. Winter travel conditions can adversely affect patronage and revenues at our Colorado casinos. Although casino business is not seasonal, levels of gaming activity increase significantly during weekends and holidays, especially holiday weekends.

Competition

          General. We face intense competition in each of the markets in which we operate. Our existing gaming facilities compete directly with other gaming properties and activities in Colorado, Louisiana, Nevada and Virginia. We expect this competition to increase as new gaming operators enter our markets, existing competitors expand their operations, gaming activities expand in existing jurisdictions and gaming is legalized in new jurisdictions. Several of our competitors have significantly better name recognition and more marketing and financial resources than we do. We cannot predict with any certainty the effects of existing and future competition on our operating results.

          We also compete with other forms of gaming and entertainment such as online computer gaming, bingo, pull-tab games, card parlors, sports books, pari-mutuel or telephonic betting on horse racing and dog racing, state-sponsored lotteries, video lottery terminals, and video poker terminals. In the future, we may compete with gaming at other venues.

          We also compete with gaming operators in other gaming jurisdictions such as Las Vegas, Nevada and Atlantic City, New Jersey. Our competition includes casinos located on Native American reservations throughout the United States, which have the advantage of being exempt from certain state and federal taxes. Some Native American tribes are either establishing or are considering the establishment of gaming at additional locations. Expansion of existing gaming jurisdictions and the development of new gaming jurisdictions and casinos on Native American-owned lands would increase competition for our existing and future operations. In addition, increased competition could limit new opportunities for us or result in the saturation of certain gaming markets.

          Casino Properties. We believe the primary competitive factors in the Black Hawk, Colorado market are location, availability and convenience of parking; number and types of slot machines and gaming tables; and types and pricing of amenities, including food; name recognition; and overall atmosphere. We believe our Colorado casinos generally compete favorably based on these factors.

          Our Colorado casinos are on opposite sides of Main Street in Black Hawk. Because of their proximity, our Black Hawk casinos compete for some of the same customers. Further, there were 21 other casinos operating in Black Hawk on December 31, 2002. There were approximately 9,400 gaming devices (slot machines, blackjack and poker tables) in Black Hawk as of December 31, 2002.

          Central City is located adjacent to Black Hawk and provides the most direct competition to the gaming establishments in Black Hawk. There were five casinos operating in Central City with approximately 1,600 gaming devices as of December 31, 2002. Black Hawk has historically enjoyed a competitive advantage over Central City in large part because access by State Highway 119 (currently the only major access to Black Hawk from the Denver metropolitan area and Interstate 70) requires customers to drive by and, in part, through Black Hawk to reach Central City. Central City has acquired portions of a right-of-way and is taking steps toward formation of an entity to construct a road from I-70, commonly referred to as the Southern Access, and it is likely that Central City will continue pursuing financing for this route. If the

Southern Access is constructed as proposed, it would be possible for certain traffic that currently passes through Black Hawk to proceed directly to Central City from Interstate 70. Even if the new route were constructed, motorists driving from the Denver metropolitan area would still have the option of choosing to go either to Black Hawk or Central City without having to drive through the other town.

          Large, well-financed companies may enter the Black Hawk and other Colorado markets through the purchase or expansion of existing facilities, which could have a material adverse effect on our results of operations and financial position. The Isle of Capri-Black Hawk recently announced plans to acquire Colorado Central Station Casino in Black Hawk which will be joined together with a skywalk. Further, the Isle of Capri stated that the combined properties would be substantially expanded with the addition of a new covered parking garage, hotel rooms, casino space and restaurants. The Black Hawk Casino by Hyatt opened in December 2001. It presently has no hotel rooms but may construct them at some time in the future. The Black Hawk Casino by & is directly across the street from The Lodge Casino. The facility opened with approximately 1,320 slot machines and 24 table games on a single, ground level floor, and has a parking garage accommodating 800 vehicles. Although the owner of this facility defaulted on its debt obligations in December 2002 and subsequently filed for bankruptcy protection, it continues to be a strong competitive factor in the Black Hawk market. No other casinos are currently under construction in Black Hawk or Central City.

          The casinos in Cripple Creek, located a driving distance of 110 miles to the south of the Black Hawk and Central City markets, and two Native American casinos located in the southwestern corner of the state, constitute the only other casino gaming venues in the state of Colorado. We believe that Cripple Creek, located 45 miles west of Colorado Springs, provides only limited competition to the Black Hawk market.

          In addition to competing with other gaming facilities in Colorado as described above, we compete to a lesser degree, for both customers and potential future gaming sites, with gaming companies nationwide, including casinos in Nevada and several other states, and casinos on Native American lands in several states, many of which have substantially greater financial resources and experience in the gaming business. The expansion of legalized casino gaming to new jurisdictions throughout the United States may also affect competitive conditions.

          Finally, we may face additional competition if ballot initiatives are approved in Colorado which might allow video lottery terminal devices or slot machines at horse and dog tracks in the state. See “Risk Factors—Risks Related to Our Business” below for further information in this regard.

          The Gold Dust West Casino encounters strong competition from large hotel and casino facilities and smaller casinos similar in size to the Gold Dust West Casino in the Reno area, which includes Sparks, Nevada. There is also competition from gaming establishments in other towns and cities in Nevada and, to a lesser extent, other jurisdictions in the United States where gaming has been legalized (including Native American gaming establishments). There are 34 licensed casinos in the Reno/Sparks area. In Reno, we compete with these other properties principally on the basis of location and parking while also directly appealing to the “locals” market. Additional competition may come from the expansion or construction of other hotel and casino properties or the upgrading of other existing facilities in the Reno area.

          In addition, we believe that the introduction of casino gaming, or the expansion of presently conducted gaming activities (particularly at Native American establishments) in areas in or close to Nevada, such as California, Oregon, Washington, Arizona and western Canada, could adversely affect operations at our Reno property.

          The ability to maintain our competitive position in Reno will require the expenditure of sufficient funds for such items as updating slot machines to reflect changing technology, periodic refurbishing of rooms and public service areas, and replacing obsolete equipment on an ongoing basis.

          Truck Plaza Operations. Our Louisiana truck plaza operations face competition from land-based and riverboat casinos throughout Louisiana and on the Mississippi Gulf Coast, casinos on Native American lands and other non-casino gaming opportunities within Louisiana. The Louisiana Riverboat Economic Development and Gaming Control Act limits the number of gaming casinos in Louisiana to 15 riverboat casinos statewide and one land-based casino in New Orleans. Fourteen of the 15 available riverboat licenses are issued and the 15th is approved for issuance in Lake Charles.

          Our video gaming operations also face competition from other truck plaza video gaming facilities located in surrounding areas, as well as competition from Louisiana horse racing facilities, some of which have been authorized to operate video gaming machines, and restaurants and bars with video gaming machines. As of December 31, 2002, there were 112 truck plazas in Louisiana licensed to operate video gaming devices.

          Horse Racing and Pari-mutuel Wagering Operations. We compete with racetracks located outside Virginia (including several in Delaware, Maryland, New Jersey, New York, Pennsylvania, and West Virginia, some of which augment their purses with slot machine revenues) and other forms of gaming, such as land-based casinos, including those in Atlantic City, and statewide lotteries in Virginia and neighboring states. The possible legalization of other forms of gaming in Virginia, such as Native American or riverboat casinos, could have an adverse effect on our performance. Although bills for the creation of riverboat casinos have failed in the Virginia legislature, proponents of riverboat gaming in Virginia may continue to seek legislative approval. Additionally, certain Native American groups are considering seeking federal recognition as Indian tribes.

          We have competed and will compete for wagering dollars and simulcast fees with live racing and races simulcast from racetracks in other states, particularly racetracks in neighboring states such as Charles Town in West Virginia, Pimlico Race Course, Laurel Park, and Rosecroft Raceway in Maryland, and Delaware Park in Delaware. We believe that our existing management agreement with The Maryland Jockey Club, as described in Item 7 below, will continue to promote coordination of thoroughbred events between Maryland and Virginia. However, if the Virginia or Maryland Racing Commissions do not approve either party’s proposed racing days, or if the Virginia-Maryland thoroughbred racing circuit is otherwise unsuccessful, our track may compete directly with Pimlico Race Course and Laurel Park in Maryland.

          We anticipate that we will experience adverse effects from the continued legalization of video lottery terminals and slot machines in neighboring states such as Delaware and West Virginia. Racetracks with video lottery terminals or slot machines generally are required to devote a significant portion of terminal and machine revenues to the purses for which horses race. As a result, those racetracks may be able to offer higher purses, which can make it difficult for us to attract horsemen to race at our track. We also are encountering competition for patrons in Virginia who are participating in account wagering operated outside Virginia through the ability to watch live horse racing via home satellite television. Although this wagering may not be legal in Virginia, patrons are establishing accounts with operators outside of Virginia and placing wagers over the telephone while watching races at home via satellite.

          Colonial Holdings, through its subsidiaries, holds the only license to own and operate a racetrack with off-track wagering facilities. Other temporary licenses have been granted to operate a racetrack for up to 14 days of live racing but the holder of such a license is not permitted by law to own or operate any off-track wagering facilities. Nonetheless, the Virginia Racing Commission could issue another license for a racetrack with off-track wagering facilities following a thorough application and regulatory process, including the passage of a local referendum approving the locating of a racetrack in such locality. Another fully licensed racetrack would compete directly with us.

          Colonial Holdings also faces competition from a wide range of entertainment options, including live and televised sporting events and other recreational activities such as theme parks (Kings Dominion to the northwest and Busch Gardens to the southeast) and more recently internet-based pari-mutuel wagering and account wagering on horse racing.

Employees and Labor Relations

          As of December 31, 2002, we had approximately 1,000 full-time and part time employees at our facilities in Black Hawk, Colorado and Reno, Nevada, 110 employees at our facilities in Virginia and 240 employees at our facilities in Louisiana. Employees include cashiers, dealers, food and beverage service personnel, facilities maintenance, security, valet, accounting, marketing, and personnel services. We consider relations with our employees to be good.

          None of our employees are represented by any union or other labor organization.

Regulation

          Gaming Regulation and Licensing—Colorado. The State of Colorado created the Colorado Division of Gaming within the Department of Revenue to license, implement, regulate and supervise the conduct of limited stakes gaming. The Division, under the supervision of the Gaming Commission, has been granted broad power to ensure compliance with Colorado law and regulations adopted thereunder (collectively, the “Colorado Regulations”). The Division may inspect, without notice, premises where gaming is being conducted; may seize, impound or remove any gaming device; may examine and copy all of a licensee’s records; may investigate the background and conduct of licensees and their employees; and may bring disciplinary actions against licensees and their employees. The Division may also conduct detailed background checks of persons who lend money to, invest money in, lease property to, or contract with a licensee, and such persons may be required to be found suitable as a condition to such loan or investment or contractual agreement.

          It is illegal to operate a gaming facility without a license issued by the Gaming Commission. The Gaming Commission is empowered to issue five types of gaming and gaming related licenses. The licenses are revocable and nontransferable. Black Hawk Gaming’s failure or inability to obtain and maintain necessary gaming licenses would have a material adverse effect on its gaming operations.

          The Colorado casinos were granted retail/operator licenses concurrently with their openings. The licenses are subject to continued satisfaction of suitability requirements and must be renewed annually. The current licenses for both Colorado casinos were renewed on May 14, 2002. There can be no assurance that the Colorado casinos can successfully renew their licenses in a timely manner from year to year.

          The Gaming Commission closely regulates the suitability of persons owning or seeking to renew an interest in a gaming license, and the suitability of a licensee can be adversely affected by persons associated with the licensee. Additionally, any person or entity having any direct interest in Black Hawk Gaming or any casino directly or indirectly owned by Black Hawk Gaming may be subject to administrative action, including personal history and background investigations. The actions of persons associated with Jacobs Entertainment, such as its management or employees, could jeopardize any licenses held by Black Hawk Gaming. All of Black Hawk Gaming’s directors are required to be found suitable as associated persons.

          If the Gaming Commission determines that a person or entity is not suitable to own a direct or indirect voting interest in Black Hawk Gaming or Jacobs Entertainment, Black Hawk Gaming may be sanctioned unless the person or entity disposes of its voting interest. Sanctions may include the loss of the casino licenses. In addition, the Colorado regulations prohibit a licensee or any affiliate of a licensee from paying dividends, interest or other remuneration to any person found to be unsuitable, or recognizing the exercise of any voting rights by any person found to be unsuitable. The Colorado Regulations require a public company that is licensed as an operating casino to include in its corporate charter provisions that permit the repurchase of the voting interests of any person found to be unsuitable.

          As a general rule, under the Colorado Regulations, it is a criminal violation for any person to have a legal, beneficial, voting or equitable interest, or right to receive profits, in more than three retail/operator gaming licenses in Colorado. Black Hawk Gaming has an interest in two such licenses. Any expansion opportunities that we may have in Colorado are limited to one more license.

          Colorado casinos may operate only between 8:00 a.m. and 2:00 a.m., and may permit only individuals 21 years or older to gamble or consume alcohol in the casino. Slot machines, black jack, poker and other approved variations of those games and video poker are the only permitted games, with a maximum single wager of $5.00. Colorado casinos may not extend credit to gaming patrons. The Colorado Constitution and Regulations restrict the percentage of space a casino may use for gaming to 50% of any floor and 35% of the overall square footage of the building in which the casino is located. Effective July 1 of each year, Colorado establishes the gross gaming revenue tax rate for the ensuing 12 months. Under the Colorado Constitution, the rate can be increased to as much as 40% of adjusted gross proceeds. Colorado has both raised and lowered gaming tax rates since they were initially set in 1991. Currently, the maximum gaming tax rate is 20%.

          The foregoing is only a brief summary of the comprehensive regulations governing our business in Colorado. There are many complex gaming rules and regulations which could come into play in various situations and thereby adversely affect our business, operations and cash flow.

          Gaming Regulation and Licensing—Nevada. The ownership and operation of casino gaming facilities in Nevada, including Black Hawk Gaming’s Gold Dust West Casino, are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (the “Nevada Act”) and to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the Nevada State Gaming Control Board (the “Nevada Board”), and various local ordinances and regulations, including, without limitation, those of the City of Reno (collectively, the “Nevada Gaming Authorities”).

          The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and filing periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on Black Hawk Gaming’s Nevada gaming operations.

          Gold Dust West Casino, Inc. (“Gold Dust West”), Black Hawk Gaming’s subsidiary that conducts gaming operations in Nevada, is required to be licensed by the Nevada Gaming Authorities. Gaming licenses require the periodic payment of fees and taxes and are not transferable. Black Hawk Gaming is currently registered by the Nevada Commission as an intermediary company and has been found suitable to own the stock of Gold Dust West, which is a corporate licensee under the terms of the Nevada Act. Jacobs Entertainment is currently registered by the Nevada Commission as a publicly traded corporation (a “Registered Corporation”) and has been found suitable as the sole shareholder of Black Hawk Gaming. Registered Corporations, registered intermediary companies, and corporate licensees are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. Substantially all material loans, leases, sales of securities and similar financing transactions by Jacobs Entertainment and Gold Dust West must be reported to or approved by the Nevada Commission. No person may become a stockholder of, or holder of an interest in, or receive any percentage of profits from, a corporate licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. Jacobs Entertainment, Black Hawk Gaming, the

Gold Dust West Casino and Black Hawk Gaming’s controlling persons, directors and certain officers have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required in order to engage in gaming activities in Reno, Nevada.

          If it were determined that the Nevada Act was violated by Jacobs Entertainment, Black Hawk Gaming or Gold Dust West, the registrations or gaming licenses that Jacobs Entertainment, Black Hawk Gaming and Gold Dust West hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, Jacobs Entertainment, Black Hawk Gaming, Gold Dust West and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Gold Dust West Casino and, under certain circumstances, earnings generated during the supervisor’s appointment (except for reasonable rental value of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming licenses of Gold Dust West or the appointment of a supervisor could (and revocation of any gaming license would) have a material adverse effect on Jacobs Entertainment’s gaming operations, financial condition and results of operations.

          The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation’s voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation’s voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, that acquires more than 10%, but not more than 15%, of our voting securities may apply to the Nevada Commission for a waiver of a finding of suitability if that institutional investor holds the voting securities for investment purposes only.

          The Nevada Commission may, in its discretion, require the holder of any of our debt or similar securities to file applications, be investigated and be found suitable to own our debt securities if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own those securities, then pursuant to the Nevada Act, we can be sanctioned, including by revocation of our approvals, if without the prior approval of the Nevada Commission, we (i) pay to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognize any voting right by the unsuitable person in connection with our securities; (iii) pay the unsuitable person remuneration in any form; or (iv) make any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

          Black Hawk Gaming and Jacobs Entertainment may not make a public offering of their securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Changes in control of Jacobs Entertainment or Black Hawk Gaming through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person by which it obtains control of Jacobs Entertainment or Black Hawk Gaming, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of us must satisfy the Nevada Board and Nevada Commission on a variety of stringent standards prior to assuming control of us. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

          The foregoing is only a brief summary of the comprehensive regulations governing our business in Nevada. There are many complex gaming rules and regulations which could come into play in various situations and thereby adversely affect our business, operations and cash flow.

          Gaming Regulation and Licensing—Louisiana. Video gaming in Louisiana is regulated by the Louisiana Gaming Control Board, which is part of the Department of Public Safety and Corrections. The enforcement arm thereof in charge of reviewing applications and licenses and criminal investigations is the Video Gaming Division of the Louisiana State Police, likewise a part of the Department of Public Safety and Corrections. The Gaming Section of the Attorney General’s Office provides all legal counsel and representation with respect to all matters involving licensing actions and any other litigation issue relative to gaming and involving either the Louisiana Gaming Control Board (hereinafter the “Board”) or the Video Gaming Division of the Louisiana State Police (hereinafter the “Division”).

          Louisiana law gives the Board broad authority and discretion in the licensing of persons for video draw poker operations within the State of Louisiana. Generally, a person may not be licensed for video draw poker if he has been convicted in any jurisdiction of any of the following offenses within 10 years prior to the date of the application for a video draw poker license or less than 10 years has elapsed between the date of application for a video draw poker license and the successful completion or service of any sentence, deferred adjudication, or period of probation or parole for any such offense: (i) any offense punishable by imprisonment for more than one year; (ii) theft or any crime involving false statements or declarations; or (iii) gambling, as defined by the laws or ordinances of any municipality, any parish, any state, or the United States.

          There are several general suitability requirements for initial and continuing licensure. Specifically, the Video Draw Poker Devices Control Law (“Act”) requires, among other things,  that an applicant for a video draw poker license be: (i) a person of good character, honesty, and integrity; (ii) a person whose prior activities, arrest or criminal record if any, reputation, habits, and associations do not pose a threat to the public interest of Louisiana or to the effective regulation of video draw poker, and do not create or enhance the dangers of unsuitable, unfair, or illegal practices, methods, and operations in the activities authorized by the Act and financial arrangements incidental thereto; and (iii) a person who is likely to conduct business as authorized by the Act in complete compliance with the Act.

          The suitability standards must also be met by every person who has or controls directly or indirectly more than a five percent ownership, income, or profit interest in an entity that has or applies for a license in accordance with the Act, or who receives more than a five percent revenue interest in the form of a commission, finder’s fee, loan repayment, or any other business expense related to the gaming operation, or who has the ability, in the opinion of the Division, to exercise a significant influence over the activities of a licensee authorized or to be authorized by the Act. For the purposes of the Act, all gaming related associations, outstanding loans, promissory notes, or other financial indebtedness of an applicant or licensee must be revealed to the Division for the purposes of determining significant influence and suitability. While significant influence is determined on a case by case basis, it has generally been interpreted to include any person who is an officer or director of any juridical entity that is an applicant for a video draw poker license as well as the spouse of any person having more than a five percent (5%) ownership, income, or profit interest in an applicant as well as the spouse of any officer or director of any juridical entity applicant.

          If any person required to be found qualified or suitable fails to provide all or part of the documents or information required by the Board or the Division, and if, as a result, any person holding a license issued pursuant to the Act is not or may no longer be qualified or suitable, the Board will issue, under penalty of revocation of the license, an order naming the person who failed to provide all or part of the documents or information required by the Board or the Division, and declaring that such person may not: (i) receive dividends or interest on securities of a corporation holding a license, if the person has or controls directly or indirectly more than a five percent ownership, income, or profit interest in such corporation; (ii) exercise directly, or through a trustee or nominee, a right conferred by securities of a corporation holding a license, if the person has or controls directly or indirectly more than a five percent ownership, income, or profit interest in such corporation; (iii) receive remuneration or other economic benefit from any person holding a license issued pursuant to the provisions of the Act; (iv) exercise significant influence over the activities of a person holding a license issued pursuant to the provisions of the Act; or (v) continue owning or holding a security of a corporation holding a license if the person has or controls directly or indirectly more than a five percent ownership, income, or profit interest in such corporation.

          The operation of video draw poker devices in Louisiana requires both an establishment license and a device owner license. The establishment license permits the placement by a licensed device owner of video draw poker devices on its premises. A device owner license permits a person/entity to own and operate video draw poker devices at licensed establishments. In many cases, an establishment licensed for the placement of video draw poker devices will contract with a licensed device owner for video draw poker device placement services for a percentage of the video draw poker revenues. A licensed establishment may also, however, be a licensed device owner. A licensed device owner entity must be majority owned by a person who has resided within the State of Louisiana for a period of two years.

          Licensed establishments in Louisiana may be a restaurant, bar, tavern, cocktail lounge, club, motel or hotel, a Louisiana State Racing Commission licensed pari-mutuel wagering facility, a Louisiana State Racing Commission licensed off-track wagering facility, or a qualified truck stop facility. Generally, a licensed establishment pays to a device owner a percentage of the net device revenues generated by video draw poker devices placed at its business premises.

There is no law that governs the minimum amount that a device owner must be compensated for its services.

          Licensed restaurants and bars may contain up to three video draw poker devices and a hotel or motel may have three video draw poker devices in each of its lounges and restaurants, up to a total of twelve for each hotel or motel. A pari-mutuel wagering facility and a licensed off-track wagering facility may have an unlimited number of video draw poker devices. A truck stop facility may have up to fifty video draw poker devices, with the number being determined by the average monthly fuel sales of the truck stop facility.

          In addition to paying a licensing fee, the device owner collects all funds deposited in each video draw poker device and is required to remit to the State of Louisiana on a bi-weekly basis a franchise payment in an amount equal to a percentage of the net device revenue derived from the operation of each video draw poker device owned by it. The amount of the percentage is based on the type of licensed establishment authorized by the Board for the placement of video draw poker devices, as follows: (i) a restaurant, bar, tavern, cocktail lounge, club, motel, or hotel--26%; (ii) a qualified truck stop facility--32.5%; and (iii) a pari-mutuel wagering facility or off-track wagering facility--22.5%.

          All suitability information and applications required to be submitted with respect to the six Louisiana truck plazas and the revenue interest in a seventh currently owned by our affiliates have been submitted to the Board and the Division. As such, those facilities may operate indefinitely until such time as the suitability of each principal/owner is approved. If an adverse licensing recommendation is made, our affiliates may continue to operate the video gaming devices during the pendency of the available appeals from that determination. Jeffrey P. Jacobs and Richard E. Jacobs, the principals of the entities that own these facilities, have been approved under the Louisiana suitability criteria described above in connection with their purchase of two of the facilities: Houma Truck Plaza and Casino, LLC and Winners Choice, Inc. However, because the Board and the Division conduct a new suitability investigation in connection with each acquisition of a facility at which video gaming devices are to be operated, regardless of prior approvals, there can be no guarantee that a suitability approval will ultimately result with respect to the four remaining truck plazas the revenue interest in the seventh truck plaza or any other truck plazas that we may propose to acquire.

          Gaming Regulation and Licensing—Virginia. Colonial Holdings’ success is dependent upon continued government and public acceptance of horse racing as a form of legalized gaming. Although Colonial Holdings believes that pari-mutuel wagering on horse racing will continue to be legal in Virginia, gaming has come under increasing scrutiny nationally and locally. Opposition to the Virginia Racing Act has been unsuccessfully introduced in the Virginia legislature in the past, but additional legislative opposition may arise in the future. Any repeal or material amendment of the Virginia Racing Act could have a material adverse effect on Colonial Holdings’ business of pari-mutuel wagering.

          Under the Virginia Racing Act, the Virginia Racing Commission is vested with control over all aspects of horse racing with pari-mutuel wagering and the power to prescribe regulations and conditions under which such racing and wagering are conducted. The Virginia Racing

Commission also has the authority to promulgate regulations pertaining to Colonial Holdings’ track facilities, equipment, safety and security measures, and controls the issuing of licenses and permits for participants in pari-mutuel racing, including Colonial Holdings employees at the track and at the off-track wagering facilities. In addition, the Virginia Racing Commission must approve any acquisition or continuing ownership of a 5% or greater interest in Colonial Holdings. Action by the Virginia Racing Commission that is inconsistent with the Colonial Holdings’ business plan could have a material adverse effect on Colonial Holdings.

          During the 2000 session of the Virginia General Assembly, an amendment to the Racing Act was passed that requires Colonial Holdings to enter into contracts with each representative horsemen’s group and provides for it to contribute to the purse account of the respective breed a minimum of 5% of the first $75 million of simulcast amounts wagered (“handle”), 6% of the next $75 million and 7% of all handle over $150 million. The existing contracts with the Virginia Horsemen’s Benevolence and Protective Association (the “VaHBPA”) and the Virginia Harness Horse Association (the “VHHA”) contain these statutory provisions. The amendment also provides for the breakage generated by pari-mutuel wagering to be allocated 70% to capital expenditures and 30% to backstretch benevolent activities. Prior to this amendment, Colonial Holdings received all breakage. Finally, the amendment empowers the Commission to summarily suspend Colonial Holdings’ licenses if it believes the Racing Act or the regulations have been violated. In addition, the Interstate Horse Racing Act also requires that we secure the consent of the VaHBPA and the VHHA to the export simulcasting of races. These consents are usually contained in the agreement between each group and Colonial Holdings.

          The licenses issued by the Virginia Racing Commission to Colonial Holdings’ wholly owned subsidiaries are for a period of not less than 20 years, but are subject to annual review by the Virginia Racing Commission. It is possible that such licenses will not be renewed or that such licenses could be suspended or revoked by the Virginia Racing Commission for violations of the Virginia Racing Act or Virginia Racing Commission rules.

          Our current agreement with the VHHA expires on December 31, 2003. Effective as of January 1, 2003, we entered into a new agreement with the VaHBPA that expires on December 31, 2004. In the event we cannot renew these agreements in the future, the Virginia Racing Commission has the right to suspend our licenses to operate our racetrack and the off-track wagering facilities until agreements are in place. Although it is difficult to the predict the likelihood of such an event, closure of the off-track wagering facilities would be detrimental to the horsemen’s groups as well as us since each horsemen’s group’s primary source of purse funds is its percentage of wagering at the off-track facilities.

          Gaming Regulation—Federal. Colonial Holdings’ interstate simulcast operations are subject to the Federal Interstate Horse Racing Act, which regulates interstate off-track wagering. In order to conduct wagering on import simulcasting at the track or any racing center, the Interstate Horse Racing Act requires Colonial Holdings to obtain the consent of the Virginia Racing Commission, the consent of the racing commission of the state where the horse racing meet originates, and the consent of the representative horsemen groups in the origination state. To conduct export simulcasting, Colonial Holdings must obtain the consent of the VaHBPA or the VHHA, and the Virginia Racing Commission. Also, in the case of off-track wagering to be conducted at any of Colonial Holdings’ off-track wagering facilities, the Interstate Horse Racing Act requires Colonial Holdings to obtain the approval of all currently operating horse racetracks within 60 miles of the off-track wagering facilities or if there are no currently operating tracks within 60 miles, the approval of the closest operating horse racetrack, if any, in an adjoining state. Significant delay in obtaining or failure to obtain these consents or approvals could have a material adverse effect on Colonial Holdings.

Liquor Regulation

          The sale of alcoholic beverages in Colorado is subject to licensing, control and regulation by certain Colorado state and local agencies (the “Liquor Agencies”). Subject to certain exceptions, all persons who directly or indirectly own 5% or more of a company or its casino must file applications with and are subject to investigation by the Liquor Agencies. The Liquor Agencies also may investigate persons who, directly or indirectly, lend money to liquor licensees. All liquor licenses are renewable, are revocable and are not transferable. The Liquor Agencies have broad powers to limit, condition, suspend or revoke any liquor license. Any disciplinary action by the Liquor Agencies or any failure to renew or other revocation of any of our liquor licenses would have a material adverse effect on our operations and Black Hawk Gaming’s Colorado casinos.

          Under Colorado law, it is a criminal violation for any person or entity to own a direct or indirect interest in more than one type of alcoholic beverage license. To the extent that cross-ownership among classes of liquor licenses is found to exist, the licenses of  Black Hawk Gaming’s Colorado casinos may be suspended or revoked, or approval of the renewal of such licenses may be withheld. Additionally, any person who has a financial interest in another class of license may be forced to transfer his or her interests in the casinos, and the licensing authority may impose financial penalties upon the licensee and the affected individual.

          Under Colorado law, it is also a criminal violation for any person or entity to own a direct or indirect interest in more than three gaming tavern liquor licenses. Black Hawk Gaming’s Colorado casinos have gaming tavern liquor licenses. Accordingly, our expansion and diversification opportunities in Colorado are limited by these licensing restrictions.

          The sale of alcoholic beverages in Reno, Nevada, is subject to licensing, control and regulation by the City of Reno. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of the Gold Dust West Casino.

          Alcohol regulation within the State of Louisiana is performed primarily by the Office of Alcohol and Tobacco Control (the “Board”). The Commissioner of the Board is given broad discretion in the granting and denial of state alcohol permits. While permits are issued on a state level, the local municipality is also permitted to provide for concurrent local licensing. All of our Louisiana video gaming truck plaza facilities are currently licensed by the applicable state and local alcohol licensing authorities.

          The sale of alcoholic beverages in Virginia is subject to licensing, control and regulation by the Virginia Department of Alcoholic Beverage Control (the “Virginia ABC Board”), a Virginia state agency. The Virginia ABC Board issues licenses based upon the type of beverage, type of establishment or place of consumption. Virginia ABC laws include the responsibility of the licensee to maintain complete and accurate records, certain restrictions on advertising and certain food sale requirements.

          If Virginia ABC agents discover license violations, a disciplinary hearing will typically be conducted with a Virginia ABC hearing officer. Any aggrieved localities and members of the community may attend the hearing and present any additional or relevant objections or complaints concerning the license. The Virginia ABC Board has broad power to limit, condition, suspend or revoke any license granted on discovery of any violation. Any disciplinary action by the Virginia ABC Board or any failure to renew or any revocation of a liquor license would likely have a material adverse effect on the operation of Colonial Holdings’ track and off-track wagering facilities

Taxation

          Gaming operators in Colorado are subject to state and local taxes and fees in addition to ordinary federal and state income taxes. The City of Black Hawk has imposed an annual license fee, currently $750, for each gaming device installed in a casino. In addition, Colorado has a gross gaming revenue tax (gross gaming revenue (also called “adjusted gross proceeds”) being generally defined as the total amount wagered less the total amount paid out in prizes). Currently, gaming tax rates are as follows:

Tax as Percentage of Adjusted Gross Proceeds	Annual Amount of Adjusted Gross Proceeds

.25%	$0 – 2,000,000
2%	2,000,001 – 4,000,000
4%	4,000,001 – 5,000,000
11%	5,000,001 – 10,000,000
16%	10,000,001 – 15,000,000
20%	15,000,001 and above

          Both of Black Hawk Gaming’s Colorado casinos are subject to the maximum rate. Neither the Colorado constitution nor the gaming statutes require that gaming tax rates be graduated, as they currently are. Under the Colorado constitution, the Colorado Gaming Commission could increase the top rate to as much as 40%. A more recent tax limitation amendment to the Colorado constitution, however, states that neither the state nor any local government may increase a tax rate without an affirmative vote of the people; therefore, there is a question as to whether the Colorado Gaming Commission could constitutionally increase the state tax levied on gross gaming revenues without such a vote. The Colorado legislature rejected this argument after the top tax rate was increased to 20% in 1996, and no court was asked to rule on the applicability of the tax limitation amendment to gaming tax rates.

          The Gaming Commission or the Colorado General Assembly may impose fees upon gaming devices. There are no limitations on the amounts of gaming device fees. Although casinos in Colorado are not subject to any such state fees at this time, the General Assembly is considering the adoption of such fees to help resolve the state’s general budgetary shortfalls and may adopt such fees for an indeterminate period of time.

          The City of Black Hawk imposes a $750 fee upon each gaming device, including slot machines and blackjack and poker tables, in the City. The City may increase or decrease this fee or impose any additional fee at any time. The City imposes various other fees upon casinos, including transportation fees, and such fees may be increased or decreased at the sole discretion of the City.

          The Silver Dollar Metropolitan District, operating within the City of Black Hawk, may increase its indebtedness to $150 million or more to provide certain infrastructure improvements, notably roadway improvements. Each of the casinos within the District, including but not limited to both of Black Hawk Gaming’s Colorado casinos, would be liable for its proportionate share of this indebtedness, which liability could adversely affect the economic returns realized by the casinos.

          In Nevada, license fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to Washoe County. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling or serving of food or refreshments or the selling of merchandise. Presently the state tax in Nevada on adjusted gross revenue from gaming is 6.25%.

          Video gaming operators in truck plazas in Louisiana are subject to state and local taxes and fees in addition to ordinary federal and state income taxes. The State of Louisiana has imposed a franchise tax of 32.5% of the net device revenue from each video gaming device located at a truck plaza. The net device revenue is the amount remaining after all winnings have been paid. This franchise tax is collected twice per month by the Louisiana state police based on the data that is provided directly to them from the devices. There is also an annual state establishment license fee of $1,000. In addition, the state imposes a device operation fee of

$1,000 per year per device, which is paid quarterly, and each parish imposes an annual occupational license tax of up to $50 per device.

          Colonial Holdings is subject to a number of federal, state and local taxes and fees. These include fees to support the Virginia Breeders’ Fund, taxes payable to the Commonwealth of Virginia, taxes and admission charges payable to New Kent County, where the track is located, and taxes payable to localities in which off-track wagering facilities are located based upon the amount of monies wagered both at the track and at the off-track wagering facilities.

          We believe that the public acceptance of gaming is based, in part, on the governmental revenues it generates from taxes and fees on such activities. It is possible that gaming activities may become a target for additional federal, state, or local taxes and fees. A significant increase in such taxes or fees or the creation of significant additional taxes or fees could have a material adverse effect on us.

RISK FACTORS

          To inform readers of our future plans and business strategies, this report contains statements concerning our future performance, intentions, objectives, plans and expectations that are or may be deemed to be “forward-looking statements.” Our ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements indentifying important factors that could cause actual results to differ materially from those discussed in the statement. Such factors affecting us include, but are not limited to, the following:

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt agreements.

          We have a significant amount of indebtedness. As of December 31, 2002 we had total indebtedness of approximately $149 million and total stockholders’ equity of approximately $65 million. Our substantial indebtedness could have important consequences.  For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit our ability to fund a required regulatory redemption or a change of control offer;

•	place us at a competitive disadvantage to our competitors that have less debt; and

•

limit, along with the financial and other restrictive covenants in our debt agreements, among other things, our ability to borrow additional funds. A failure to comply with those covenants could result in an event of default which, if not cured or waived, could have a significant adverse effect on us.

          The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our debt agreements.

Our debt agreements impose many restrictive covenants on us.

          Our debt agreements contain covenants that, among other things, restrict our ability to:

•	incur more debt;
•	issue stock of subsidiaries;
•	make investments;
•	repurchase stock;
•	create liens;
•	enter into transactions with affiliates;
•	enter into sale-leaseback transactions;
•	merge or consolidate; and
•	transfer and sell assets.

          Our debt agreements also require us to meet a number of financial ratios and tests. These covenants restrict the operations of our subsidiaries and these limitations could impair our ability to meet such financial ratios and tests. In addition, our ability to meet these ratios and tests and to comply with our provisions governing our indebtedness may be affected by changes in economic or business conditions or other events beyond our control. Our failure to comply with our debt-related obligations could result in an event of default which, if not cured or waived, could result in an acceleration of our indebtedness.

          Complying with these covenants could materially limit our financial and operating flexibility and could cause us to take actions that we otherwise would not take or cause us not to take actions that we otherwise would take.

Despite current indebtedness levels, we may still be able to incur substantially more debt, which could exacerbate the risks described above.

          We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Our principal debt agreement, our note indenture, does not fully prohibit us or our subsidiaries from doing so. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

To service our indebtedness, we will require a significant amount of cash, the availability of which depends on many factors beyond our control.

          Our ability to make payments on and to refinance our indebtedness and to fund our operations will depend on our ability to generate cash. This, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Therefore, we cannot assure you that our business will generate sufficient cash flow from operations or that borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. In addition, if we consummate significant acquisitions in the future, our cash requirements may increase significantly. If we are unable to generate sufficient cash flow and are unable to refinance or extend outstanding borrowings, we may have to:

•	reduce or delay planned expansion and capital expenditures;
•	sell assets;
•	restructure debt; or
•	raise additional capital.

          Furthermore, we may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all.

Risks Related to Our Senior Secured Notes

Holders’ rights to receive payments on our 11-7/8% Senior Secured Notes (the “notes”) are effectively subordinated to payments under our Senior Credit Facility and any equipment financing to the extent of the collateral securing this other debt. The proceeds from the collateral securing the notes may not be sufficient to pay all amounts owed under the notes if an event of default occurs, even if the fair market value of the collateral would otherwise be sufficient to pay the amounts owed under the notes.

          The notes and guarantees are effectively subordinated to (a) up to $10.0 million principal amount of indebtedness that may be incurred under our Senior Credit Facility with respect to the assets securing the Senior Credit Facility, pursuant to the intercreditor agreement described below, and (b) any future equipment financing and purchase money debt, in each case to the extent of the assets securing that indebtedness. We may incur purchase money obligations and capital lease obligations in an aggregate principal amount not to exceed the greater of $5.0 million or 15% of our consolidated earnings before interest, depreciation and amortization for the trailing four quarters. Those obligations may be secured by liens on the financed collateral senior to the lien securing the notes and guarantees, and the right of payment of those obligations will be pari pasu with the notes. As a result, upon any distribution to our creditors or the creditors of any subsidiary guarantors in bankruptcy, liquidation, reorganization or similar proceedings, or following acceleration of our indebtedness or an event of default under such indebtedness, our lenders under our Senior Credit Facility, our equipment financing and our purchase money indebtedness will be entitled to be repaid in full from the proceeds of the assets securing such indebtedness, or the sale of the equipment subject to such equipment financing, before any payment is made to note holders from such proceeds. There can be no assurance that the fair market value of the collateral securing the notes would be sufficient to pay the amounts due under the notes, even absent the Senior Credit Facility, any equipment financing and any purchase money debt.

          The trustee under our note indenture and the lenders under our Senior Credit Facility have entered into an intercreditor agreement governing the relationships among them and their obligations and rights. Financing by multiple lenders with security interests in common collateral may result in increased complexity and lack of flexibility in a debt restructuring or other work-out relating to us. Furthermore, under the intercreditor agreement, the trustee’s remedies in the event of a default are limited. Under the intercreditor agreement, if the notes become due and payable prior to the stated maturity or are not paid in full at the stated maturity at a time during which we have indebtedness outstanding under our Senior Credit Facility, the trustee will not have the right to foreclose upon the assets securing the Senior Credit Facility unless and until the lenders under the Senior Credit Facility fail to take steps to exercise remedies with respect to or in connection with the collateral within 180 days following notice to such lenders of the occurrence of an event of default under the indenture. In addition, the intercreditor agreement prevents the trustee and the holders of the notes from pursuing remedies with respect to the assets securing the Senior Credit Facility in an insolvency proceeding. The intercreditor agreement also provides that the net proceeds from the sale of the assets securing the Senior Credit Facility will first be applied to repay indebtedness outstanding under the credit facility and thereafter to the holders of the notes.

The value of the collateral securing the notes may not be sufficient to pay all amounts owed under the notes if an event of default occurs.

          A large portion of the collateral securing the notes consists of our casinos, truck plazas and personal property, which depreciate in value over time. As a result, if an event of default occurs with respect to the notes, we can give no assurance that the liquidation of the collateral securing the notes will produce sufficient proceeds to pay all amounts owed under the notes. The value of the collateral at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. If the proceeds are insufficient, the deficiency would be an unsecured obligation. There can be no assurance that note holders would recover any deficiency.

We may have subsidiaries in the future that will not guarantee the notes.

          We may have subsidiaries in the future that will not guarantee the notes. Any non-guarantor subsidiary would have no obligation to make payments to us or in respect of the notes. In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, the creditors of such subsidiary (including trade creditors) would generally be entitled to payment of their claims from the assets of such subsidiary before any assets were made available for distribution to us as a stockholder. After paying its own creditors, a non-guarantor subsidiary may not have any remaining assets available for payment to note holders. As a result, the notes would be effectively junior in right of payment to the obligations of any non-guarantor subsidiary.

The trustee’s ability to realize on the collateral securing the notes may be limited.

          The trustee’s ability to foreclose on the pledged shares and other collateral comprising our gaming businesses is limited by relevant gaming laws. Regulations of the gaming authorities in the several states in which we operate provide that no person may acquire an interest in a gaming licensee or enforce a security interest in the stock of a corporation that is the holder of a gaming license or that owns stock in such a corporation without the prior approval of the gaming authority. As such, neither the trustee nor any note holder is permitted to operate or manage any gaming business or assets unless that person has been licensed under applicable law for that purpose.

          Gaming law requires that any person who proposes to own shares of licensed corporations or of registered holding corporations must be found suitable as a stockholder of such corporations by the applicable gaming authority and other relevant gaming authorities before acquiring ownership of those interests. Consequently, it would be necessary for the trustee to file an application with the gaming authorities requesting approval to enforce the security interest in any pledged stock and obtain that approval before it may take any steps to enforce the security interest. Additionally, the trustee must file applications with the gaming authorities requesting approval to enforce a security interest in our gaming assets before it may take steps to enforce the security interest. Moreover, it would be necessary for a prospective purchaser of the pledged stock or of the gaming assets to file the necessary applications, be investigated, and be licensed or found suitable by the gaming authorities before acquiring the gaming assets or the pledged stock through the foreclosure sale. These requirements may therefore limit the number of potential bidders who would participate in any foreclosure sale and may delay the sale of any pledged stock or other gaming assets, either of which could have an adverse effect on the proceeds received from those sales.

          In addition, the trustee’s ability to foreclose on and sell the collateral will be subject to the procedural restrictions of state real estate law and the Uniform Commercial Code. Furthermore, the right of the trustee to foreclose upon and sell the collateral is likely to be significantly impaired by applicable bankruptcy law if a bankruptcy proceeding were to be commenced by or against us or any of our subsidiaries prior to, or possibly even after, the trustee has repossessed and disposed of the collateral.

We are a holding company and will depend on the business of our subsidiaries to satisfy our obligations under the notes.

          We are a holding company. Substantially all of the operations necessary to fund payment on the notes are conducted by our subsidiaries. Our ability to make payment on the notes depends on our subsidiaries’ cash flow and their payment of funds to us. Our subsidiaries’ ability to make payments to us depends on their earnings, the terms of their indebtedness, business and tax considerations, legal and regulatory restrictions and economic conditions.

We may not have the ability to raise the funds necessary to finance the change of control offer required by the note indenture.

          Upon the occurrence of certain specific kinds of change of control events, we will be required to offer to repurchase all outstanding notes. However, it is possible that we will not have sufficient funds at the time of such a change of control to make the required repurchase of notes. The change of control provisions may not protect note holders in a transaction in which we incur a large amount of debt, including a reorganization, restructuring, merger or other similar transaction, because that kind of transaction may not involve any shift in voting power or beneficial ownership, or may not involve a shift large enough to trigger a change of control as defined in the note indenture.

The notes were issued with original issue discount. As a result, note holders will generally be required for United States federal income tax purposes to include in gross income accrued original issue discount on the notes before the receipt of a cash payment on account thereof, and in the event of a bankruptcy of the Company, a note holder’s claim would not include any unamortized original discount.

          Original issue discount (the difference between the notes’ stated redemption price at maturity and their issue price) will accrue from the issue date of the notes, and purchasers of the notes generally will be required to include such amounts in gross income for United States federal income tax purposes in advance of their receipt of the cash payments to which the income is attributable.

          If a bankruptcy case is commenced by or against us under the United States Bankruptcy Code after the issuance of the notes, the claim of a holder of the notes may be limited to an amount equal to the sum of (1) the notes’ issue price, (2) accrued and unpaid interest thereon through the date of the bankruptcy filing, and (3) that portion of the original issue discount deemed to have accrued from the issue date through the date of the bankruptcy filing. Any original issue discount deemed not to have accrued as of the date of any such bankruptcy filing would constitute “unmatured interest” and would not be allowed under the Bankruptcy Code. Accordingly, the holder’s claim would likely be less than the notes’ stated redemption price at maturity.

Federal and state statutes allow courts, under specific circumstances, to void guarantees, subordinate claims in respect of indebtedness and require debt holders to return payments received from guarantors.

          Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a court could void a guarantee of one or more of our subsidiaries or claims related to the notes or subordinate a subsidiary’s guarantee to all of our other debts or all other debts of the guarantor if, among other things, we or the guarantor, at the time we or it incurred the indebtedness evidenced by its guarantee:

•	received less than reasonably equivalent value or fair consideration for the incurrence of that indebtedness; and

•	we were or the guarantor was insolvent or rendered insolvent by reason of that incurrence;

•	we were or the guarantor was engaged in a business or transaction for which our or the guarantor’s remaining assets constituted unreasonably small capital; or

•	we or the guarantor intended to incur, or believed that we or it would incur, debts beyond our or its ability to pay those debts as they mature.

          In addition, a court could void any payment by us or the guarantor pursuant to the notes or a guarantee and require that payment to be returned to us or the guarantor, or to a fund for the benefit of our creditors or the creditors of the guarantor.

          The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a guarantor would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, were greater than the fair saleable value of all of its assets,

•

the present fair saleable value of its assets were less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature, or

•	it could not pay its debts as they become due.

          We believe that we and the guarantors have received reasonably equivalent value and fair consideration for the incurrence of the indebtedness and obligations represented by the notes and the guarantees. On the basis of historical financial information, recent operating history and other factors, we believe that we and each subsidiary guarantor, after giving effect to its guarantee of these notes, are not insolvent, do not have unreasonably small capital for the business in which we are or it is engaged and have not incurred debts beyond our or its ability to pay such debts as they mature. There can be no assurance, however, as to what standard a court would apply in making those determinations or that a court would agree with our conclusions in this regard.

Risks Related to Our Business

We may face difficulties in integrating our operations and in managing facilities we may acquire or expand.

          We are conducting our casino operations, the Louisiana truck plaza operations and the racing and pari-mutuel wagering operations largely as they had been conducted before we acquired them. Nonetheless, we have conducted these businesses on a combined basis for only a limited amount of time, and the consolidation of control and managerial and administrative integration of these operations will require the continued dedication of management resources that may divert attention from our day-to-day business operations. This could materially harm our business, financial condition and results of operations. We cannot provide assurance that we will be able to manage the combined operations effectively or realize any of the anticipated benefits of our acquisitions.

          In addition, we may pursue expansion and acquisition opportunities and would face significant challenges in managing the expansion and acquisition efforts and in integrating the expanded or new operations into our existing business. Any failure to manage our growth effectively could materially harm our business, financial condition and results of operations.

We face significant competition.

          The gaming industry is characterized by a high degree of competition among a large number of participants, many of which have financial and other resources that are greater than our resources. Competitive gaming activities include casinos, pari-mutuel wagering, video lottery terminals and other gaming devices, and other forms of legalized gaming.

New or expanded operations by other persons can be expected to increase competition for our gaming operations and could have a material adverse impact on us.

          Casino Operations. Our casino operations are conducted in Black Hawk, Colorado and Reno, Nevada. Competition in the Black Hawk gaming market, which is the primary gaming market in Colorado, is intense. In addition, large, well-financed companies may continue to enter the Black Hawk and other Colorado markets through the purchase or expansion of existing facilities, which could materially harm our business, financial condition and results of operations. For example, the Black Hawk Casino by Hyatt, which is managed by an affiliate of Hyatt Corporation, opened in Black Hawk on December 20, 2001. The addition of the Black Hawk Casino by Hyatt added 1,320 machines to the market. Also, the Isle of Capri-Black Hawk recently announced plans to acquire Colorado Central Station Casino in Black Hawk which will be joined together with a skywalk. Further, the Isle of Capri stated that the combined properties would be substantially expanded with the addition of a new covered parking garage, hotel rooms, casino space and restaurants.

          In addition to competing with other gaming facilities in Colorado as described above, we compete to a lesser degree, for both customers and potential future gaming sites, with gaming companies nationwide, including casinos in Nevada and several other states, and casinos on Native American lands in several states, many of which have substantially greater financial resources and experience in the gaming business. The expansion of legalized casino gaming to new jurisdictions throughout the United States may also affect competitive conditions.

          The Colorado Constitution permits citizens to propose constitutional amendments, or changes to Colorado’s statutes, by petition. In order for a petition to appear on the ballot, proponents must obtain the signatures by registered electors in an amount equal to 5% or more of the votes cast for all candidates for the office of Colorado’s Secretary of State at the previous general election. Three initiatives that would expand gaming in Colorado have been proposed for the November 2003 election. Each of these proposals would permit no fewer than 500 video lottery terminals, subject to the jurisdiction of the Colorado Lottery Commission, at each of the state’s five currently licensed horse and greyhound race tracks. The initiatives set no limit on the number of video lottery terminals that could be operated at these sites. All of the tracks are located in or near major urban centers in Colorado, and two of the tracks are located in the Denver metropolitan area, from which Black Hawk Gaming’s Colorado casinos draw most of their customers.

          The proponents of these initiatives must obtain approximately 63,000 valid signatures of voters registered in Colorado in order to place each matter on the ballot. If the requisite signatures are obtained in support of any of these initiatives and such initiative is approved by a majority of the voters casting ballots at the election, gaming in Colorado could be dramatically expanded. The introduction of video lottery terminals at Colorado’s five racing tracks would likely have a materially adverse effect on Black Hawk Gaming, its business, financial condition and results of operations.

          The Gold Dust West Casino in Reno, Nevada encounters strong competition from large hotel and casino facilities and smaller casinos similar in size to the Gold Dust West Casino in the Reno area, which includes Sparks, Nevada. There is also competition from gaming establishments in other towns and cities in Nevada and, to a lesser extent, other jurisdictions in the United States where gaming has been legalized (including Native American gaming establishments).

          In addition, we believe that the introduction of casino gaming, or the expansion of presently conducted gaming activities (particularly at Native American establishments) in areas in or close to Nevada, such as California, Oregon, Washington, Arizona and western Canada, could materially harm our operations at our Reno property.

          Louisiana Truck Plaza Operations. The Louisiana truck plaza operations compete with other truck plazas located in Louisiana and other forms of gaming, such as land-based, riverboat and Native American casinos, as well as slot machines located at horseracing tracks and video poker machines located in bars, restaurants, hotels and off-track wagering facilities.

          Pari-mutuel Wagering Operations. We operate a racetrack in New Kent, Virginia, and off-track wagering facilities in Chesapeake, Richmond, Hampton and Brunswick, Virginia.

          We compete with racetracks located outside Virginia (including several in Delaware, Maryland, New Jersey, New York, Pennsylvania, and West Virginia, some of which augment their purses with slot machine revenues) and other forms of gaming, such as land-based casinos, including those in Atlantic City, New Jersey, and statewide lotteries in Virginia and neighboring states. We also face competition from a wide range of entertainment options, including live and televised sporting events and other recreational activities such as theme parks (Kings Dominion to the northwest and Busch Gardens to the southeast) and more recently internet-based pari-mutuel wagering and telephone account wagering on horse racing.

          We compete for wagering dollars and simulcast fees with live racing and races simulcast from racetracks in other states, particularly racetracks in neighboring states such as Charles Town in West Virginia, Pimlico Race Course, Laurel Park, and Rosecroft Raceway in Maryland, and Delaware Park in Delaware.

          For additional information regarding the competitive environment we face, see “Competition” above.

We face extensive regulation from gaming authorities.

          Licensing Requirements. As owners and operators of gaming and pari-mutuel wagering facilities, we are subject to extensive state and local and some Federal regulation. State and local authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming and wagering operations. Various regulatory authorities, including the Colorado Limited Gaming Control Commission, the Nevada Gaming Commission, the Nevada State Gaming Control Board, the Louisiana Gaming and Control Board and the Virginia Racing Commission may, for any reason set forth in the applicable legislation, limit, condition, suspend or revoke a license or registration to conduct gaming or wagering operations or prevent us from owning the securities of any of our gaming or wagering subsidiaries. Like all gaming and wagering operators in the jurisdictions in which we operate, we will need to apply periodically to renew our licenses or registrations. We cannot provide assurance that we will be able to obtain such renewals. Regulatory authorities may also levy substantial fines against us or seize our assets or those of our subsidiaries or of the people involved in violating gaming laws or regulations. Any of these events could materially harm our business, financial condition and results of operations.

          Potential Changes in Regulatory Environment. From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming or wagering operations in the jurisdictions in which we operate. Any expansion of gaming or wagering or restriction on or prohibition of our gaming or wagering operations could materially harm our business, financial condition and results of operations.

          Taxation. We believe that the prospect of significant additional revenue is one of the primary reasons that jurisdictions permit legalized gaming and wagering. As a result, gaming and wagering companies are typically subject to significant taxes and fees in addition to normal federal, state, local and provincial income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to all of our operations. From time to time, federal, state and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming and wagering industry. It is not possible to predict the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could materially harm our business, financial condition and results of operations.

          Compliance with Other Laws. We are also subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages.

We depend on our key personnel.

          We are highly dependent on the services of Jeffrey P. Jacobs, Stephen R. Roark and Ian M. Stewart and other officers and key employees. The loss of the services of any of these individuals could materially harm our business, financial condition and results of operations. The loss of their experience and familiarity with our operations could have negative effects on management’s efficiency and could cause us to incur costs to find qualified replacements.

Economic conditions, seasonality and weather conditions could affect our operations.

          Our business, financial condition and results of operations may be harmed by general and local economic conditions. If the U.S. economy or the local economy in a market in which we operate suffers a downturn, our properties could be harmed as the disposable income of consumers or their willingness to patronize our operations declines, resulting in a decrease in the number of patrons at our properties or a decrease in the amount that patrons are willing to wager.

          In addition, seasonality and weather conditions can affect our results of operations. Our pari-mutuel wagering revenues are higher during scheduled live racing than at other times of the year. Adverse weather conditions can cause cancellation of or curtail attendance at outdoor races, thereby reducing wagering and our revenues. Attendance and wagering at both outdoor races and satellite wagering facilities can be harmed by holidays and other competing seasonal activities. Winter travel conditions can adversely affect patronage and revenues at our Colorado casinos. Although casino business is not seasonal, levels of gaming activity increase significantly during weekends and holidays, especially holiday weekends.

We depend on agreements with Colonial Holdings’ horsemen to operate our racing and wagering business.

          The Federal Interstate Horseracing Act and the Virginia Racing Act require Colonial Holdings to have written agreements with representative Virginia horsemen’s groups in order to simulcast races. Our current agreement with the VHHA expires on December 31, 2003.  Effective as of January 1, 2003, we entered into a new agreement with the VaHBPA that expires on December 31, 2004.

          If at any time in the future we cannot renew these agreements, the Virginia Racing Commission has the right to suspend our licenses to operate our racetrack and the off-track wagering facilities until new agreements are in place. Although it is difficult to predict the likelihood of such an event, closure of the off-track wagering facilities would be detrimental to the horsemen groups as well as us since each horsemen group’s primary source of purse funds is its percentage of wagering at the off-track facilities.

Energy price increases may adversely affect our costs and our revenues.

          Our casino and horse racing and pari-mutuel wagering operations use significant amounts of electricity and other forms of energy. Any substantial increase in the cost of the forms of energy we use may negatively affect our results of operations. In addition, consumer energy or gasoline price increases may reduce the disposable income of our potential customers or their willingness to patronize our operations and correspondingly reduce our patronage and revenues. Furthermore, a fuel price increase may impact fuel sales in Louisiana making it more difficult to meet minimum fuel sale requirements.

Members of the Jacobs family own a controlling interest in our capital stock and may significantly influence our affairs or may pursue other activities that compete with us.

          Jeffrey P. Jacobs, our Chairman and Chief Executive Officer, owns 50% of our common shares and a trust controlled by Richard E. Jacobs, his father, owns the remaining 50% of our common shares. Each has the ability to significantly influence our affairs, including the election of our directors and transactions including mergers, consolidations or sales of assets. In addition, none of Jeffrey P. Jacobs, Richard E. Jacobs or any of the entities which either of them control is restricted from pursuing other opportunities which may compete for business with our operations. An entity owned by Jeffrey P. Jacobs and Richard E. Jacobs is the beneficial owner of 9% of the common stock of Riviera Holdings Corporation, which operates two casinos, one in Black Hawk, Colorado and the other in Las Vegas, Nevada.

Item 2.           Properties

          See “Our Properties and Operations” in Item 1 above for a description of the location and general character of our principal properties. Each of our properties is subject to liens and encumbrances securing our senior credit facility and senior secured notes. See note 7 to our consolidated financial statements included elsewhere herein.

Item 3.           Legal Proceedings

          On May 25, 2001, a lawsuit was filed in The United States District Court for the District of Colorado (Case No. 01-D-0964) by Central City, several casino operators located in Central City and others against the City of Black Hawk, the Black Hawk Gaming Owners Association (formerly the Black Hawk Casino Owners Association) and several casino operators located in Black Hawk, including Black Hawk Gaming. The suit alleges that the defendants caused economic harm to the plaintiffs by engaging in a conspiracy and scheme to harm competition, restrain trade and monopolize the gaming industry in the Gilpin County, Colorado market in violation of federal and state constitutional law, statutory and common law. Also, the complaint alleges that in 1996 the City of Black Hawk began interfering in Central City’s plans to construct a road directly from Interstate 70 to Central City. The plaintiffs seek compensatory, treble and exemplary damages against the defendants in amounts to be proven at trial along with interest, costs and attorneys’ fees. We believe that this lawsuit is without merit and we intend to contest it vigorously. According to news reports, on March 13, 2003, Central City’s city council voted to withdraw the lawsuit, however, we are not presently aware of any filings with the court to that effect.

          On June 25, 1999, a complaint against The Lodge casino and John Does 1-3 was filed by a casino operating downstream from these casinos. The complaint alleges, among other things, that the plaintiff is being damaged by subsurface water flows onto its property from The Lodge casino property and the properties of John Does 1-3. We have denied all liability and have turned the matter over to our insurance carrier for defense. We do not believe the suit has merit and will continue to defend against the allegations alleged by the plaintiff. We are unable to reasonably estimate the amount or range of amounts, if any, associated with this litigation, however we do not believe the suit will result in any material liability.

          We are involved in routine litigation arising in the ordinary course of business. We believe these matters are covered by appropriate insurance policies.

Item 4.           Submission of Matters to a Vote of Security Holders

          There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of our security holders.

Item 5.           Market for Registrant’s Common Equity and Related Stockholder Matters

          All of our outstanding common stock is held by two persons and, accordingly, there is no established trading market for our common stock.  We have elected to be taxed under the provisions of SubChapter S of the Internal Revenue Code of 1986.  Under those provisions, the two owners of our common stock pay taxes on our taxable income.  Our ability to make distributions to our two stockholders is limited by the terms of agreements and indentures related to our indebtedness.

          In April and May of 2001, we issued 750 shares of our $0.01 par value common stock to each of the two persons identified in Item 12 of this report. The shares became fully paid and non-assessable on February 22, 2002 upon the exchange for the gaming and other interests generally described in note 1 to our consolidated financial statements included elsewhere in this report.  We believe the issuances of the shares to our two founders were transactions not involving a public offering and were therefore exempt from the registration requirements of the Securities Act of 1933 under Section 4(2) thereof.

          We have no equity compensation, stock option or similar plans relating to our equity securities.

Item 6.           Selected Financial Data

          Jacobs Entertainment

          The following selected consolidated financial data should be read in conjunction with our management’s discussion and analysis of financial condition and results of operations and our consolidated financial statements and related notes thereto appearing elsewhere in this report. The consolidated statements of operations data and the consolidated balance sheet data are derived from our consolidated financial statements. The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance.

	Year Ended December 31,

	1998	1999	2000	2001	2002(1)

	(in thousands)
Statements of Operations Data:
Net revenues	$30,647	$31,716	$31,796	$46,653	$153,720
Total costs and expenses	33,623	28,741	30,508	42,568	130,869

Operating income	(2,976)	2,975	1,288	4,085	22,851
Interest expense, net	(2,842)	(2,840)	(2,396)	(4,130)	(18,106)
Gain on sale of assets	1,622	—	—	—	—
Equity in earnings (loss) of investments and minority interest	5,472	4,143	5,399	4,635	(1,807)

Net income	$1,276	$4,278	$4,291	$4,590	$2,938

Balance Sheet Data (end of period):
Current assets	$3,630	$3,885	$2,009	$5,148	$27,403
Total assets	86,876	86,977	86,118	105,992	236,226
Current liabilities	16,974	21,058	6,348	10,233	24,351
Long-term debt and other liabilities	27,475	20,050	1,160	14,692	147,113
Minority interest	23,832	20,116	18,567	17,308	—
Stockholders’ equity	18,595	25,753	60,043	63,759	64,762

(1)

The comparability of selected financial data for 2002 compared to prior years is affected by the transactions occurring on February 22, 2002, as described more fully below and in note 1 to our consolidated financial statements included elsewhere in this report.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This section discusses the results of our operations on a historical basis followed by a discussion of our results of operations on a “pro forma basis.” The pro forma information is provided to present the results of our operations as though the business combinations described herein had been completed at the beginning of each period presented.  You should read the following discussions and analyses in conjunction with the audited consolidated financial statements included herein. Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties described elsewhere in this report.

          Historical information, other than revenues, may not necessarily be meaningful, as our cost structure, debt structure, capitalization, and the overall composition of our company following the transactions discussed herein have significantly changed. Further, the historical information should not necessarily be taken as a reliable indication of our future performance due to the acquisitions.

Historical Results of Jacobs Entertainment

          On February 22, 2002, we completed several acquisitions, which were primarily funded by the proceeds from the issuance of $125 million in senior secured notes on February 8, 2002. These notes bear an 11-7/8% interest rate and are due in 2009. A discussion of the principal components of the acquisitions are as follows.

          On February 22, 2002 Jeffrey P. Jacobs and The Richard E. Jacobs Revocable Trust contributed substantially all of their interests in Diversified Opportunities Group Ltd. (“Diversified”) and their combined 100% interest in Jalou II in exchange for 100% of the common stock of Jacobs Entertainment. On the acquisition date, immediately prior to the acquisition of the publicly held shares of Black Hawk Gaming & Development Company, Inc. (“Black Hawk Gaming”) and Colonial Holdings, Inc. (“Colonial”) described below, Diversified owned 100% of Jalou L.L.C., approximately 44% of Colonial, approximately 32% of Black Hawk Gaming, and a 25% interest in The Lodge Casino at Black Hawk (“The Lodge”) (of which the remaining 75% was owned by Black Hawk Gaming). The exchange of Jacobs Entertainment, shares for the interests of Diversified and Jalou II was accounted for as a combination of entities under common control, which is similar to the pooling of interests method of accounting for business combinations. As a result, the results of operations of Diversified and Jalou II are presented in the Jacobs Entertainment income statement as though these transactions had been completed at the beginning of each year presented as described more fully below.

          The ownership interest of the Jalou entities and the acquisition dates for each property are as follows:

Date Acquired

Jalou, LLC:
Houma Truck Plaza and Casino	February 7, 2001
Cash’s Casino - revenue interest	February 7, 2001
Bayou Vista Truck Plaza and Casino	January 11, 2002
Lucky Magnolia Truck Stop and Casino	January 11, 2002
Raceland Truck Plaza and Casino	February 22, 2002
Jalou II:
Winner’s Choice Casino	February 7, 2001
Colonel’s Truck Plaza and Casino	January 11, 2002

          These acquisitions were recorded using the purchase method of accounting for business combinations, and the total purchase price for the properties acquired in 2002 and 2001 was approximately $20.3 million and $17.3 million, respectively. All of the Jalou property acquisitions completed prior to December 31, 2001, were accounted for using the purchase method of accounting. Accordingly, the results of Diversified and Jalou II for the year ended December 31, 2001 include the completed Louisiana acquisitions from the date of acquisition. We have described below the detail of the components of the operations of Jacobs Entertainment for the periods presented.

          On February 22, 2002, Jacobs Entertainment also acquired the remaining 56% of Colonial’s common stock for approximately $4.6 million, which was recorded using the purchase method of accounting for business combinations. Jacobs Entertainment also acquired the remaining 68% of Black Hawk Gaming’s common stock for approximately $37.0 million on February 22, 2002. This transaction was recorded using the purchase method of accounting for business combinations. As a result, the operations of Colonial and Black Hawk Gaming are consolidated with Jacobs Entertainment for the period subsequent to the February 22, 2002 acquisition date.

          As a result of these transactions, we are a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Louisiana, Nevada and Virginia. We own and operate three land-based casinos, six truck plaza video gaming facilities and a horseracing track with three off-track wagering facilities. In addition, we are a party to an agreement that entitles us to a portion of the gaming revenue from an additional truck plaza video gaming facility and we lease and operate a fourth off-track wagering facility.

          We have elected to be taxed under the provisions of Subchapter “S” of the Internal Revenue Code of 1986. Under those provisions, the owners of our company pay income taxes on our taxable income.

          As a result of the acquisitions and privatization of the entities described above at various times during the year ended December 31, 2002, we have experienced a number of changes during the year covered in these discussions, resulting in increases in the number of subsidiaries and investments as discussed above.

Comparison of Jacobs Entertainment’s historical operations for the year ended December 31, 2002 to the year ended December 31, 2001.

          The following discussion presents an analysis of the historical results of our operations for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

          For the year ended December 31, 2002, the consolidated statement of income of Jacobs Entertainment consisted of the following:

a.

The consolidated operations of Colonial for the period from January 1, 2002 through February 22, 2002 reduced by the 56% minority interest in earnings reflecting the earnings attributable to the common stock of Colonial not owned prior to the acquisition of the minority interest on February 22, 2002 (affiliates of Jacobs Entertainment owned a controlling financial interest through a majority voting interest of over fifty percent of the outstanding voting shares of Colonial); plus

b.	All of the operations of Colonial for the period from February 22, 2002 through December 31, 2002 because of the acquisition of the minority interest on February 22, 2002; plus

c.	All of the operations of Jalou LLC attributable to Houma and an interest in the gaming revenues of Cash’s for the year ended December 31, 2002; plus

d.	All of the operations of Jalou II attributable to the Winner’s Choice for the year ended December 31, 2002; plus

e.	All of the operations of Jalou LLC attributable to Lucky Magnolia and Bayou Vista for the period from their January 11, 2002 acquisition date through December 31, 2002; plus

f.	All of the operations of Jalou II attributable to Colonel’s for the period from its January 11, 2002 acquisition date through December 31, 2002; plus

g.	All of the operations of Jalou LLC attributable to Raceland from its February 22, 2002 acquisition date through December 31, 2002; plus

h.	25% of the equity in earnings of The Lodge for the period from January 1, 2002 through February 22, 2002; plus

i.	32% of the equity in earnings of Black Hawk Gaming for the period from January 1, 2002 through February 22, 2002; plus

j.

100% of the operations of Black Hawk Gaming (which includes The Lodge) for the period from February 22, 2002 through December 31, 2002 because of the acquisition of the remaining shares on February 22, 2002.

          For the year ended December 31, 2001, the consolidated statement of income of Jacobs Entertainment, Inc. consisted of the following:

a.

The consolidated operations of Colonial for the period from January 1, 2001 through December 31, 2001, reduced by the 56% minority interest in earnings reflecting the earnings attributable to the common stock of Colonial not owned prior to the acquisition of minority interest on February 22, 2002; plus

b.	All of the operations of Jalou II attributable to Winner’s Choice for the period from its February 7, 2001 acquisition date through December 31, 2001; plus

c.	All of the operations of Jalou LLC attributable to Houma and an interest in the gaming revenues of Cash’s for the period from their February 7, 2001 acquisition date to December 31, 2001; plus

d.	25% of the equity in earnings of The Lodge for the period from January 1, 2001 through December 31, 2001; plus

e.	32% of the equity in earnings of Black Hawk Gaming for the period from January 1, 2001 through December 31, 2001.

          For the year ended December 31, 2000, the consolidated statement of income of Jacobs Entertainment consisted of the following:

a.	The full year’s consolidated operations of Colonial, reduced by the publicly held minority interest; plus

b.	25% of the equity in earnings of The Lodge for the years ended December 31, 2000; plus

c.	32% in the equity in earnings of Black Hawk Gaming for the years ended December 31, 2000.

          As illustrated by the differing entities and periods covered by the various transactions discussed above, a historical comparison between the periods presented is difficult.

          A summary of our consolidated operating results for the years ended December 31, 2002, 2001, and 2000 is as follows:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in Thousands)
Revenues:
Gaming:
Casino	$83,515	$—	$—
Pari-mutuel	27,872	27,781	27,366
Truck stop	21,884	6,666	—
Fuel	14,909	5,688	—
Other	19,619	6,518	4,430
Less: promotional allowances	(14,079)	—	—

Total net revenue	$153,720	$46,653	$31,796

Operating income	$22,851	$4,085	$1,288
Interest expense, net	$18,106	$4,130	$2,396
Equity in earnings (loss) of investments
--Black Hawk Gaming and The Lodge	$(1,980)	$3,377	$3,833
Minority interest in loss
- -Colonial Holdings	$173	$1,258	$1,566
Net income	$2,938	$4,590	$4,291

          The overall composition of our financial position and the results of our operations have significantly changed for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The changes are primarily attributable to the following factors:

          Jacobs Entertainment’s 2002 results include 100% of Colonial’s operations for the period following the February 22, 2002 acquisition date plus 44% of the operations prior to that date in 2002, due to the 56% minority interest (which existed until the February 22, 2002 acquisition date), whereas the comparable 2001 period includes 44% of Colonial’s operations for the entire period.  We will no longer record minority interest for the results of operations subsequent to February 22, 2002 because we own 100% of Colonial as of that date. The comparability of pari-mutuel revenues is not impacted by the acquisition of stock from the minority stockholders because Colonial’s results were also consolidated in 2001.

          The 2002 results include 100% of Black Hawk Gaming’s revenues for the period from the February 22, 2002 acquisition date through December 31, 2002 whereas Black Hawk Gaming’s and The Lodge’s results were included as a component of equity in earnings (loss) of investments for periods prior to February 22, 2002. We no longer record “equity in earnings (loss) of investments” relative to Black Hawk Gaming and The Lodge because we now own 100% of Black Hawk Gaming, which includes The Lodge. Our equity in earnings of investments went from approximately $3.4 million in earnings for the year ended December 31, 2001 to a $2.0 million loss for the year ended December 31, 2002. This is primarily the result of the write-off of various costs and expenses of Black Hawk Gaming relating to our acquisition of remaining shares on February 22, 2002. See note 6 in the accompanying notes to the consolidated financial statements for a description of these costs.

          In addition to gaming revenue for Black Hawk Gaming for the period described above, the 2002 results for gaming revenue also include video poker revenue for the periods indicated from all seven truck stops locations, whereas the 2001 results include only 3 locations due to the timing of the truck stop acquisitions described above.

          Other revenue in 2001 is primarily comprised of sales from our convenience store, fuel and restaurant operations located in the three truck stop facilities that we owned in 2001. Other revenue in 2002 consists of similar revenues from four additional truck stops that we acquired early in 2002, food and beverage revenues from our casinos subsequent to February 22, 2002, and revenue from our two hotels attached to The Lodge and Gold Dust West subsequent to February 22, 2002 (recall that all casino operations were included as a component of equity in earnings (loss) for periods prior to the February 22, 2002 acquisition date); and

          Interest expense in 2002 includes charges related to our $125.0 million debt offering which occurred on February 8, 2002, whereas the 2001 results do not.

          Refer to the pro forma presentation below for more information comparing the year ended December 31, 2002 with the year ended December 31, 2001.

Comparison of Jacobs Entertainment’s historical operations for the year ended December 2001 to the year ended December 31, 2000

          Total Revenues. Jacobs Entertainment generated total revenues for the year ended December 31, 2001 of $46.7 million compared to $31.8 million for the same period of 2000.  The increase in revenues of $14.9 million, or 47%, is due primarily to the inclusion of the operations of Jalou II and Jalou L.L.C., discussed above, which resulted in additional revenues comprised of video poker gaming revenues and convenience store, fuel and restaurant revenues from the truck plazas.

          Colonial Holdings generated total revenues of $29.2 million for the year ended December 31, 2001 compared to $28.6 million for the year ended December 31, 2000. The increase of $.6 million, or 2%, is due primarily to an increase in revenue from the off-track wagering facilities, which increased for the year ended December 31, 2001 because the off-track wagering facilities were closed for two days during the year ended December 31, 2000 due to weather, and had limited operations for several days with limited simulcast signals due to the closure of several Northeastern tracks.

          Costs and Expenses. Jacobs Entertainment costs and expenses (which include depreciation and amortization) were $42.6 million and $30.5 million for the years ended December 31, 2001 and 2000, respectively. The increase of $12.1 million, or 40%, in costs and expenses is due primarily to the operations of Jalou II and Jalou L.L.C., which resulted in an additional $11.5 million in costs and expenses.

          Colonial Holdings contributed $31.2 million in costs and expenses for the year ended December 31, 2001 compared to $30.6 million for the same period of 2000. The increase of $.6 million, or 2%, is attributed to increases in purse expense of $.3 million for the year ended

December 31, 2001 compared to the same period of 2000. In addition, fees, pari-mutuel taxes, simulcast and other direct expenses increased $.4 million for the year ended December 31, 2001, compared to the same period of the 2000. Colonial Holdings also incurred transaction fees and expenses relating to the recent acquisitions of $.6 million for the year ended December 31, 2001. These increases have been offset by decreases in marketing, general and administrative expenses of $.7 million.

          Depreciation and Amortization. Jacobs Entertainment had depreciation and amortization of $2.7 million for the year ended December 31, 2001 compared to $1.7 million for the same period of 2000. The overall increase of $1 million, or 59%, is primarily due to the depreciation and amortization incurred by the truck plazas. As further discussed under Recent Accounting Pronouncements, the implementation of Financial Accounting Standards No. 142 (“SFAS 142”), which became effective January 1, 2002, will result in the discontinuance of goodwill amortization. Accordingly, we will no longer recognize the amortization of goodwill as a recurring expense.

          Interest Expense. Jacobs Entertainment had net interest expense totaling $4.1 million during the year ended December 31, 2001 compared to $2.4 million for the same period of 2000. The increase of $1.7 million, or 71%, is the result of interest expense on borrowings incurred to fund the acquisitions of the truck plazas.

          Colonial Holdings had net interest expense totaling $2.7 million for each of the years ended December 31, 2001 and December 31, 2000.

          Equity in Earnings of Investments--Black Hawk Gaming and The Lodge. Jacobs Entertainment had total equity in earnings of investments in Black Hawk Gaming and The Lodge of $3.4 million for the year ended December 31, 2001 compared to $3.8 million for the same period of 2000. Equity in earnings of investments represents Jacobs Entertainment’s 32% ownership interest of Black Hawk Gaming and its 25% ownership interest in The Lodge. The decrease of $.4 million, or 11%, is primarily due to the related decrease in net income of these two entities, which fell from a net $5.5 million for the year ended December 31, 2000 to a net $4.2 million for the same period in 2001. The decrease is due primarily to $1.5 million in privatization and other non-recurring costs incurred by Black Hawk Gaming, associated with the recent acquisitions.

          Minority Interest. Minority interest for the year ended December 31, 2001 totaled $1.3 million compared to $1.6 million for the same period of 2000, a decrease of $.3 million, or 19%. Minority interest represents the minority interest in earnings reflecting the earnings attributable to the common stock of Colonial Holdings not owned by Jacobs Entertainment during the periods of comparison.

          Net Income. As a result of the factors discussed above, Jacobs Entertainment reported net income of $4.6 million for the year ended December 31, 2001 compared to $4.3 million for the same period of 2000, resulting in an increase in net income of $.3 million, or 7%.

Liquidity and Capital Resources

          On February 22, 2002 we completed the sale of $125 million of our senior secured notes. These notes are due 2009 and we pay annual interest at the rate of 11-7/8 % on a semi-annual basis. The notes were sold at 96.04% of par and we received net proceeds of $120.05 million. We utilized the proceeds of the notes plus cash from our combined companies of approximately $8.0 million to acquire the remaining shares of Black Hawk Gaming for approximately $37.0 million (which includes $3.1 million for the buyout of all outstanding options at February 22, 2002), assume and refinance Black Hawk Gaming’s existing reducing revolving credit facility totaling approximately $60.0 million and pay Black Hawk Gaming’s interest rate swap breakage costs of $1.1 million (net of tax benefit) on the acquisition date; acquire the remaining shares of Colonial for $4.6 million; pay the cash portion of the purchase price for the Louisiana truck plazas of $14.5 million; pay accrued interest, advances and other payables to affiliates of $3.2 million; and pay remaining transaction fees and expenses incurred subsequent to December 31, 2001, totaling an estimated $2.4 million. In addition, we issued $5.8 million of promissory notes to the sellers of the Louisiana truck plazas we acquired.

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

          At December 31, 2002, after giving effect to the recent acquisitions, cash and cash equivalents were approximately $22.7 million, which included $1.4 million of restricted cash. Our total debt approximated $149 million at December 31, 2002.

          Our future liquidity, which includes our ability to make semi-annual interest payments on our senior secured notes depends upon our future overall success. Additionally, our ability to successfully integrate our operations is a significant factor in the overall generation of our cash flows from operations.

          We do not have any off-balance sheet financing arrangements or transactions with unconsolidated, limited purpose entities nor are any contemplated in the future.

          We believe that our cash flow from operations, cash and cash equivalents and our senior $10 million credit facility discussed above will be adequate to meet our debt service obligations as well as our capital expenditure requirements for the next twelve months. However, we can give no assurance that these sources of cash will be sufficient to enable us to do so. Further, in addition to our normal capital expenditure requirements, we began a $6.0 million expansion of the Gilpin in the third quarter of 2002, and we anticipate that we will pursue the acquisition of other properties and engage in new development opportunities. We believe we will be able to pay for the expansion of the Gilpin from our existing cash flow over the nine-month estimated construction time of the addition. However, we may need to enter into new financing arrangements and raise additional capital in the future if we are unable to sustain our current operations. Our ability to incur additional debt is further restricted by the terms and covenants of our senior secured notes. We can give no assurance that we will be able to raise capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, and heighten the related risks we currently face.

          We may from time to time seek to retire our outstanding debt, including our senior secured notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

          We also face the risk that there could be a decline in the demand for our entertainment products and services, which would reduce our ability to generate funds from operations. While we believe our cash flows are geographically diverse, at present we do have a significant concentration of cash flows generated in the Black Hawk gaming market. Should the Black Hawk market decline or become saturated or should the competition erode our market share, we would suffer a decline in the available funds generated from operations. If this were to occur, there exists the possibility that our credit rating could be downgraded, which would further reduce our ability to access the capital markets and obtain additional or alternative financing.

          The following table provides disclosure concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of December 31, 2002.

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(In Thousands)

Long-Term Debt(1)	$149,409	$2,296	$3,262	$1,124	$142,727
Operating Leases (2)	12,790	762	1,369	1,240	9,419
Other Long-Term Obligations(3)	5,065	2,043	2,455	567	—
Obligation on Gilpin Construction(4)	6,000	6,000	—	—	—

Total Contractual Cash Obligations	$173,264	$11,101	$7,086	$2,931	$152,146

(1)

Long-term debt includes amounts owing under the terms of our notes, the Black Hawk special assessment bonds, indebtedness of Colonial Holdings, the existing and new Louisiana Properties’ seller notes now held by affiliates, and the subordinated debt to affiliates.

(2)	Operating leases include a land and warehouse lease for the Gold Dust in Reno, Nevada, as well as other leases for property and equipment.

(3)

Other long-term obligations include the commitment of our truck stop operations to pay $1 per video poker machine per day, plus $1,000 per machine annually in licensing to an outside party to maintain its video poker machines in its truck stop premises. Other long-term obligations also include amounts payable under employment contracts described in Item 11 below.

(4)	Represents estimated contractual amounts payable in connection with the expansion of Gilpin Hotel Casino.

          In addition, Jacobs Entertainment, through its subsidiary Colonial, has entered into an agreement with a totalisator company, which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications. The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities through 2004 at a rate of .365% of handle. In addition, Colonial agreed to use certain equipment provided by the totalisator company.

          Finally, Colonial is party to a Management and Consulting Agreement, with Maryland-Virginia Racing Circuit, Inc. (the “Circuit”), an affiliate of the Maryland Jockey Club that owns and operates thoroughbred horse racetracks in Maryland, pursuant to which the Circuit provides certain management services at the racetrack and off-track facilities and coordinates a Virginia-Maryland thoroughbred racing circuit. Under the agreement, Colonial pays a management fee of 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in Virginia, excluding certain amounts specified in the agreement (“Handle”), and 2.0% of all Handle in excess of $75 million per calendar year and 3.25% of any Handle for off-track facilities located in the counties of Loudoun, Fairfax, Prince William, and Arlington and the Virginia cities of Manassas, Manassas Park, Fairfax City, Falls Church, and Alexandria. (Colonial currently does not have off-track facilities located in such localities.) The term of the agreement expires in 2046. See note 12 to our consolidated financial statements.

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

          Furthermore, we have determined that the policy associated with our long-lived assets, goodwill and identifiable intangible assets, and related estimates are critical to the preparation of our consolidated financial statements. We have a significant investment in long-lived property and equipment. We estimate that the undiscounted future cash flows expected to result from the use of these assets exceeds their current carrying value. Any adverse change to the estimate of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results. We estimate the useful lives for our assets based on historical experience, estimates of assets’ commercial lives, and the likelihood of technological obsolescence. Should the actual useful life of a class of assets differ from the estimated useful life, we would record an impairment charge. We review useful lives and obsolescence and assess the commercial viability of our assets periodically.

Recent Accounting Pronouncements

          See “New Accounting Standards” in note 2 to our consolidated financial statements included elsewhere in this report for a discussion of recent accounting pronouncements of the Financial Accounting Standards Board which have had, and may in the future have, a material impact on our financial position and results of operations.

Pro Forma Results of Operations

          The following pro forma information is provided to present the results of operations as though the business combinations described above had been completed at the beginning of each of the years ended December 31, 2002 and December 31, 2001. The information presented is by each state in which we now have operations and presents our pro forma EBITDA (earnings before interest depreciation and amortization) by each business segment because this is how management reviews and analyzes the results of operations of each of our properties. The components of operations presented below differ from the analysis provided above for actual results as the composition of the company has changed due to the transactions occurring during the first quarter of 2002. The following presentations reflect 100% of the operations for all entities for the respective one year periods and, therefore, management believes this represents the most appropriate method of presenting the true operating performance capabilities of the combined operations of the entities involved.

	Year Ended December 31,

	2002	2001

	(in thousands)
Pro Forma Net Revenue
Colorado	$75,960	$80,038
Nevada	18,868	18,511
Louisiana	42,787	40,320
Virginia	31,224	30,862

Total net revenue	168,839	169,731

Pro Forma Costs and Expenses
Colorado	54,494	57,347
Nevada	13,676	13,760
Louisiana	32,747	32,530
Virginia	28,696	27,885
Net corporate overhead	4,298	3,951

Total costs and expenses	133,911	135,473

Pro Forma EBITDA
Colorado	21,466	22,691
Nevada	5,192	4,751
Louisiana	10,040	7,790
Virginia	2,528	2,977
Net corporate overhead	(4,298)	(3,951)

EBITDA—total	$34,928	$34,258

Colorado

          After giving effect to the transactions discussed above, Jacobs Entertainment owns 100% of Black Hawk Gaming. Black Hawk Gaming owns the Gilpin Hotel Casino and The Lodge, which are located in Black Hawk, Colorado, and the Gold Dust West, Inc. (“Gold Dust”), which is located in Reno, Nevada. Generally, the acquisition by Jacobs Entertainment of all of the capital stock of Black Hawk Gaming as of February 22, 2002 does not affect the comparability of the pro forma operations of Black Hawk Gaming. The following discussion pertains to the results of operations of The Lodge and Gilpin properties.

          A summary of the net revenue, costs and expenses and EBITDA of our Colorado properties is as follows:

	Year Ended December 31,

	2002	2001

	(in thousands)
Net Revenues
The Lodge	$58,643	$59,631
Gilpin	17,317	20,407

Total net revenues	75,960	80,038

Costs and Expenses
The Lodge	40,693	41,634
Gilpin	13,801	15,713

Total costs and expenses	$54,494	$57,347

EBITDA
The Lodge	17,950	17,997
Gilpin	3,516	4,694

EBITDA—total	$21,466	$22,691

Increased Competition in the Black Hawk Market

          The competitive aspects of the market in Black Hawk continue to be a significant factor in our operations. Approximately 1,550 machines entered the market in 2000 with an additional 1,050 parking spaces. Further, in December of 2001 another property entered the market and opened with 1,320 devices and parking for 850 cars.

          As a result of the increased level of development activity in Black Hawk over the last two years, there were approximately 9,400 gaming devices in the City at December 31, 2002. At December 31, 2002 we had approximately 1,300 devices in this market (920 at The Lodge and 380 at the Gilpin) which represented 14% of the total devices in the Black Hawk market.

          At December 31, 2002 our gross gaming revenues at The Lodge and the Gilpin totaled $80 million ($76 million in net revenues) which represented 15.3% of the total gaming revenues in Black Hawk. While the overall market in 2002 grew by 10% in gross gaming revenues, the average total gaming devices grew by 13%. Notwithstanding the fact that the market supply has out-paced market demand during 2002 we managed to generate 109% efficiencies (our percentage of the gross gaming revenues divided by our percentage of the gaming devices) within the market for 2002. Management follows our efficiency levels very closely as we believe this to be a useful measure of how well we are performing within this market.

          We expect some of our previous and existing market share to be lost to increased competition. As more properties continue to compete for their “fair share” of the market our personnel costs, marketing costs, and other costs will likely increase as we attempt to keep our market share.

Pro Forma Results of Operations for the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

          Net Revenues. The decrease in net revenues of our Colorado operations is attributable to a reduction in net revenues at the Gilpin of approximately $3.1 million, or 15%, and by $1 million, or 1.7%, at The Lodge. The Gilpin’s operations have been most noticeably impacted due to the additional competition in Black Hawk, which also includes The Lodge. Further, the Gilpin began an approximate $6.0 million expansion during the third quarter of 2002 which is expected to be completed in June 2003. While we believe this expansion will provide a more competitive single floor casino environment and enable us to more effectively compete with the newer and larger properties in the market, we expect our revenues to be negatively impacted during the construction period.

          Costs and Expenses. Total costs and expenses associated with our Colorado operations decreased $2.85 million, or 5%, for the year ended December 31, 2002 compared to the same period of 2001. The decrease of $950,000 in costs and expenses attributable to The Lodge was primarily comprised of reductions in labor and slot participation costs offset by an increase in gaming tax. The decrease of $1.9 million in costs and expenses attributable to the Gilpin was primarily comprised of reductions in labor, slot participation, gaming taxes, food and beverage cost of goods sold, and direct marketing costs.

          Earnings Before Interest, Taxes, Depreciation and Amortization. The Colorado properties EBITDA were approximately $18 million and $3.5 million for The Lodge and Gilpin, respectively. The Lodge’s EBITDA was roughly equal to the prior year and the Gilpin’s EBITDA was down approximately $1.2 compared to the prior year. Generally, we attribute this decrease at the Gilpin to the construction which commenced during the third quarter of 2002.

Nevada

Pro Forma Results of Operations for the Year Ended December 31, 2002, Compared to the Year Ended December 31, 2001

          As previously discussed, our Nevada operations consist of the Gold Dust, located in Reno, Nevada. The Gold Dust was acquired by Black Hawk Gaming on January 5, 2001. The property has 106 hotel rooms, which we believe enhances our players’ visits to the Reno area.

The net revenues of the Gold Dust increased slightly by $360,000, or 2%, for the year ended December 31, 2002 over the comparable period of 2001. In September of 2001 we completed the installation of our slot player tracking system and we have been actively enrolling members into our slot players club. While this effort is slowly beginning to increase play from our customers, we continue to pursue additional areas where we can increase our customer’s loyalty. Our costs and expenses decreased minimally by approximately $84,000 for the year ended December 31, 2002 compared to the comparable period of last year. As a result, our EBITDA at the Gold Dust for 2002 is approximately $5.2 million as compared to $4.8 million for 2001.

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

Pro Forma Results of Operations for the Year Ended December 31, 2002, Compared to the Year Ended December 31, 2001

          Net revenues. The Louisiana truck plazas generated net revenues of $42.8 million for the year ended December 31, 2002 compared to $40.3 million for the year ended December 31, 2001. This increase of 6.2% is due to the commencement of gaming operations of Raceland, and the increased gaming revenue at Bayou Vista, Cash’s and Colonel’s.

          Costs and Expenses. The Louisiana truck plazas’ costs and expenses were $32.8 and $32.5 million for the years ended December 31, 2002 and 2001, respectively. Costs and expenses increased $300,000 due primarily to the increase in gaming revenues.

          Earnings Before Interest, Taxes, Depreciation and Amortization.  The Louisiana properties’ EBITDA was approximately $10.0 million and $7.8 million for the years ended December 31, 2002 and 2001, respectively. The increase of $2.2 million, or 28.2%, resulted from the increase in gaming revenue.

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

          Colonial entered into a Management and Consulting Agreement, with Maryland-Virginia Racing Circuit, Inc. (the “Circuit”), an affiliate of the Maryland Jockey Club (“MJC”), to provide experienced management for the racetrack and off-track facilities and to create a Virginia-Maryland thoroughbred racing circuit. Under the agreement, MJC agrees to suspend live racing at their racetracks, Laurel Park and Pimlico Race Course, during Colonial’s live thoroughbred meets. Parties to the agreement also exchange simulcast signals for their live meets at no cost to either party. The Circuit manages Colonial’s off-track facilities as well as the live standardbred and thoroughbred meets and provides certain personnel, at its expense, for the live thoroughbred meet. For its services, the Circuit receives a management fee of 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in Virginia, excluding certain amounts specified in the agreement (“Handle”), and 2.0% of all Handle in excess of $75 million per calendar year. In addition, Colonial agreed to pay a management fee of 3.25% of Handle for any future off-track facilities located in the counties of Loudoun, Fairfax, Prince William, and Arlington and the Virginia cities of Manassas, Manassas Park, Fairfax City, Falls Church, and Alexandria. See note 12 to our consolidated financial statements.

          In February 2003, Colonial entered into an amendment to the agreement pursuant to which the Circuit agreed to a management fee of 1.5% of Handle for Handle in excess of $125 million generated from the racetrack and off-track facilities located in Richmond, Chesapeake, Brunswick, and Hampton and certain localities in the Central and Southside portions of Virginia.

          The agreement will remain in effect until 2046, provided Colonial owns, controls, or operates the racetrack under its existing licenses. At Colonial’s option, Colonial may terminate the agreement any time after 2021 upon payment of a fee equal to 17 times the average management fee paid during the three years immediately preceding such termination.

Pro Forma Results of Operations for the Year Ended December 31, 2002, Compared to the Year Ended December 31, 2001

          Total Revenues. Colonial generated net revenues for the year ended December 31, 2002 of $31.2 million compared to $30.9 million for the same period of 2001. The increase of total revenues of $300,000, or 1%, is due primarily to an increase in the number of live racing days in 2002.

          Costs and expenses. Colonial’s direct operating costs and expenses were $28.7 million for the year ended December 31, 2002 compared to $27.9 million for the same period of 2001. Costs and expenses increased $800,000, or 2.9%, for the year ended December 31, 2002 from the same period of 2001. The cost increases were primarily due to expenses associated with live racing.

          Earnings Before Interest, Taxes, Depreciation and Amortization. The Virginia property EBITDA was approximately $2.5 million and $3.0 million for the years ended December 31, 2002 and 2001, respectively. The decrease of $500,000 was due primarily to expenses associated with live racing.

Net Corporate Overhead

          Generally, our corporate operations are not a profit center, but rather a cost center that directs the overall managerial, operational and administrative aspects of the Company.

          Costs and expenses totaled $4.3 million for the year ended December 31, 2002 compared to $4.0 million for the same period of 2001. The approximate $300,000 increase during the year ended December 31, 2002 is generally due to a non-recurring increase in licensing costs of $100,000; incremental costs and expenses incurred in pursuing additional opportunities and an increase in travel costs accounted for increases of approximately $50,000 and $100,000, respectively.

Item 7A.           Quantitative and Qualitative Disclosure about Market Risk

Market Risk

          Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. On February 8, 2002 we issued $125.0 million in 11-7/8% senior secured notes due in 2009. The proceeds of these notes were used to finance our recent acquisitions as described in Items 1 and 7 above, and for working capital purposes. All debt currently bears interest at a fixed rate, except our $10,000,000 line of credit (which currently has no amounts outstanding), that bears interest at 1.75% above the prime rate published by Wells Fargo Bank, N.A. A 1% change in the variable interest rate would not have a material impact on our results of operations.

          We currently do not invest in derivative financial instruments, interest rate swaps or other similar investments to alter interest rate exposure.

Item 8.           Financial Statements and Supplementary Data

          Reference is made to the financial statements, the notes and schedules thereto, and the reports thereon, commencing on page F-1 of this report, which financial statements, notes, and reports are incorporated herein by reference.

Item 9.           Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

Item 10.           Directors and Executive Officers of the Registrant

          The following table provides information regarding our directors and executive officers and key employees of Black Hawk Gaming, Colonial Holdings and the Louisiana properties as of March 21, 2003:

Name	Age	Position

Jeffrey P. Jacobs	48	Chief Executive Officer, President, Secretary, Treasurer and Chairman of the Board
Richard E. Jacobs	77	Director
Stephen R. Roark	55	Chief Financial Officer and President of Casino Operations
Ian M. Stewart	48	President of Pari-Mutuel Wagering and Video Poker Operations
Michael T. Shubic	48	Vice President of Casino Operations
Reid M. Smith	45	Vice President of Video Poker Operations
J. Richard Gottardi	44	Vice President of Video Poker Operations

          Jeffrey P. Jacobs is our Chairman, Chief Executive Officer, President, Secretary and Treasurer. From 1996 to present, he served as Chairman and Chief Executive Officer of Diversified Opportunities Group Ltd., a company co-founded by Mr. Jacobs and his father, Richard E. Jacobs, and based in Cleveland, Ohio, that has investments in gaming companies and ventures. Diversified was acquired by Jacobs Entertainment on February 22, 2002. From 1975 to present, Mr. Jacobs has also served as Chairman and Chief Executive Officer of Jacobs Investments, Inc., a company engaged in the development, construction and operation of residential and commercial real estate projects in Ohio. He is also involved in a variety of private equity transactions and investments. Mr. Jacobs served in the Ohio House of Representatives from 1982 until 1986. He is also Chairman and Chief Executive Officer of Colonial Holdings, and Chairman and Chief Executive Officer of Black Hawk Gaming.

          Richard E. Jacobs is our other Director. Mr. Jacobs was Chairman of the Board, President and Chief Executive Officer of Cleveland Indians Baseball Company, Inc. from its inception in 1998 to February 2000. From 1986 to 1998, Mr. Jacobs was Chairman of the Board, President and Chief Executive Officer of Cleveland Baseball Corporation, which previously served as the general partner of the partnership that now owns the Cleveland Indians Baseball team. Mr. Jacobs is also Chairman of the Board and Chief Executive Officer of The Richard E. Jacobs Group Inc., a real estate management and development company.

          Stephen R. Roark is currently our Chief Financial Officer and President of Casino Operations. He has been employed as Chief Financial Officer of Black Hawk Gaming since August 1993. Mr. Roark became a director of Black Hawk Gaming in 1994. He was elected President of Black Hawk Gaming in September 1995. Prior to that time he was an independent consultant in the Denver area rendering financial and accounting assistance to companies in the public marketplace. Mr. Roark has 17 years of public accounting experience having served as a partner with a local accounting firm based in Denver and as a partner with a national accounting firm. Mr. Roark was with Hanifen, Imhoff and Prudential Securities, Inc. for three years and is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. Mr. Roark obtained his B.S.B.A. in Accounting from the University of Denver in 1973.

          Ian M. Stewart is currently our President of Pari-Mutuel Wagering and Video Poker Operations. He has served as President of Colonial Holdings since November 1998 and its Chief Financial Officer since June 1997. From January 1998 through November 1998, Mr. Stewart served as Chief Operating Officer of Colonial Holdings. From October 1994 to June 1997, Mr. Stewart served as a consultant and a temporary Chief Financial Officer for several Virginia-based businesses. From December 1989 to September 1994, Mr. Stewart was Vice President and CFO of Hat Brands, Inc. Mr. Stewart is a certified public accountant and holds an M.B.A. degree from the University of Michigan.

          Michael T. Shubic is currently our Vice President of Casino Operations having joined us in December 2002. From 2000 to 2002, Mr. Shubic was Vice President and General Manager of the Isle of Capri Black Hawk Casino in Black Hawk, Colorado. From 1997 to 2000, as a private individual, he explored and participated in various aspects of the golf industry, including education, sales and management. From 1984 to 1997, Mr. Shubic was employed by several gaming companies in Las Vegas and Reno, Nevada, Joliet, Illinois and Nassau, Bahamas. His positions included marketing manager, casino administrator, customer analysis manager, casino credit manager and food and beverage manager. Mr. Shubic holds a B.S. degree in Hotel Administration from the University of Nevada.

          Reid M. Smith is currently our Vice President of Video Poker Operations. He has served as Vice President of Operations for Jalou L.L.C. since February 2001. From July 1999 through January 2001, Mr. Smith served as Director of Food and Beverage and Director of Guest Services for Colonial Holdings. From June 1998 through June 1999, Mr. Smith served as Director of Racing Center Operations for Colonial Holdings. From July 1997 through May 1998, Mr. Smith served as Director of Food and Beverage for Virginia Concessions, Inc. Mr. Smith has over 20 years of experience in the Food and Beverage industry, serving as Multi-unit Regional Manager and General Manager of several high volume restaurants for T.G.I. Fridays.

          J. Richard Gottardi is currently our Vice President of Video Poker Operations. He has served as Vice President of Jalou L.L.C. since January 2001. Mr. Gottardi has sixteen years of gaming experience and has held various positions both in the operational and financial areas. From 1992 until 1998, he was Vice President and General Manager of Video Services, Inc., a video poker operation in Louisiana that is a subsidiary of Alliance Gaming Corp. He is a graduate of Pennsylvania State University.

Item 11.           Executive Compensation

          Prior to 2002, Jacobs Entertainment paid no compensation to any of its executive officers or directors.

          Because we are a SubChapter S corporation under the Internal Revenue Code of 1986 and our stockholders, rather than we, pay taxes on our income, we anticipate making distributions to our stockholders in amounts sufficient to enable them to make the required tax payments. We expect to formulate additional incentive compensation plans for upper management and selected middle management personnel based on Jacobs Entertainment’s achievement of multi-year financial and growth objectives. The terms of the incentive compensation plans will be established by Jacobs Entertainment’s Board of Directors.

          The following table sets forth information regarding the compensation paid by Jacobs Entertainment, Black Hawk Gaming and Colonial Holdings for services rendered in all capacities for the years indicated:

					Long-Term Compensation

		Annual Compensation			Awards	Payouts

Name of Officer/Director	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Jeffrey P. Jacobs(1)	2002	500,000	125,000	—	—	—	—	—
	2001	420,000	75,000	—	—	—	—	—
	2000	420,000	75,000	—	—	—	—	—
Stephen R. Roark(2)	2002	300,000	75,000	—	—	—	—	—
	2001	250,000	62,500	—	—	—	—	—
	2000	250,000	62,500	—				—
Ian M. Stewart(3)	2002	200,000	50,000	—	—	—	—	150,000
	2001	192,500	30,000	—	—	—	—	187,500
	2000	150,000	—	—	—	—	—	—

(1)

Jeffrey P. Jacobs was Chief Executive Officer of Black Hawk Gaming and Colonial Holdings for the years 2000 and 2001. The annual compensation for such periods reflects the aggregate compensation he received for his services at both Black Hawk Gaming and Colonial Holdings. His salary compensation for 2002 was for services rendered to Jacobs Entertainment.

(2)	Stephen R. Roark was President of Black Hawk Gaming during 2000 and 2001. His salary compensation for 2002 was for services rendered to Jacobs Entertainment.

(3)

Ian M. Stewart was President of Colonial Holdings during 2000 and 2001. His salary compensation for 2002 was for services rendered to Jacobs Entertainment. Mr. Stewart also received $187,500 from Diversified Opportunities Group Ltd. in 2001 pursuant to a consulting agreement, $150,000 in 2002 and $37,500 from another affiliate of Jacobs Entertainment for services rendered in connection with the acquisition of the Louisiana truck stops. See “Related Party Transactions.”

          We have entered into a three year employment agreement with Jeffrey P. Jacobs effective as of February 22, 2002 that contains customary terms and conditions and provides for a base salary of $500,000 per year. Mr. Jacobs is also entitled to receive a bonus of up to 33% of his base salary, with the percentage to be established by Jacobs Entertainment’s Board of Directors. Mr. Jacobs is entitled to the present value of his base salary for the unexpired term of the agreement if he is terminated without cause, plus a pro rata portion of the bonus to which he would be entitled for the portion of the year in which the termination occurred.

          We have entered into a three year employment agreement with Richard E. Jacobs effective as of February 22, 2002 that contains customary terms and conditions and provides for a base salary of $250,000 per year. Mr. Jacobs is also entitled to receive a bonus of up to 33% of his base salary, with the percentage to be established by Jacobs Entertainment’s Board of Directors. Mr. Jacobs is entitled to the present value of his base salary for the unexpired term of the agreement if he is terminated without cause, plus a pro rata portion of the bonus to which he would be entitled for the portion of the year in which the termination occurred.

          We have entered into a two year employment agreement with Stephen R. Roark effective as of February 22, 2002 that contains customary terms and conditions and provides for a base salary of $300,000 per year. Mr. Roark is also entitled to receive a bonus of up to 33% of his base salary, with the percentage to be established by Jacobs Entertainment’s Board of Directors. Mr. Roark is entitled to the present value of his base salary for the unexpired term of the agreement if he is terminated without cause, plus a pro rata portion of the bonus to which he would be entitled for the portion of the year in which the termination occurred.

          Colonial Holdings has entered into a two year employment agreement with Ian M. Stewart effective as of February 22, 2002 that contains customary terms and conditions and provides for a base salary of $200,000 for the first year of the agreement and $215,000 for the second year of the agreement. Mr. Stewart is also entitled to receive a bonus of up to 33% of his base salary, with the percentage to be established by Colonial Holdings’ Board of Directors. Mr. Stewart is entitled to the present value of his base salary for the unexpired term of the agreement if he is terminated without cause, plus a pro rata portion of the bonus to which he would be entitled for the portion of the year in which the termination occurred.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 21, 2003, for (i) each stockholder who is known by us to own beneficially more than 5% of our common stock, (ii) each director and executive officer, and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, we believe, based on information furnished by the persons named in this table, that such persons have voting and investment power with respect to all shares of common stock beneficially owned by them, subject to community property laws, where applicable.

          As of March 21, 2003, there were 1,500 shares of our common stock outstanding.

Stockholder	Number of Shares	Percentage

Jeffrey P. Jacobs	750	50%
1001 North U.S. Highway 2
Suite 710
Jupiter, Florida 33477
Richard E. Jacobs	750	50%

25425 Center Ridge Road
Cleveland, Ohio 41445
All executive officers and directors as a group	1,500	100%

          All 750 shares shown as beneficially owned by Richard E. Jacobs are owned by The Richard E. Jacobs Revocable Trust, of which Richard E. Jacobs is the sole trustee.

Item 13.          Certain Relationships and Related Transactions

          We were formed by Jeffrey P. Jacobs and The Richard E. Jacobs Revocable Trust to acquire Black Hawk Gaming, the Louisiana truck plazas and Colonial Holdings. We accomplished these acquisitions by merging an acquisition subsidiary into Black Hawk Gaming, issuing Company stock to Jeffrey P. Jacobs and the Trust in exchange for their interests in Diversified and the Louisiana truck plazas, and merging another acquisition subsidiary into Colonial Holdings.

          Black Hawk Gaming, the Louisiana truck plaza entities and Colonial Holdings have had various business relationships with other entities owned and controlled by Jeffrey P. Jacobs, Richard E. Jacobs and their affiliates. Those relationships and transactions were terminated on the closing of the acquisitions referred to above, except as described below.

          In order to assist Black Hawk Gaming in its efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, it entered into an agreement with Premier One Development Company effective October 1, 1997. On May 9, 2000, Premier merged into Jacobs Investments Management Co. Inc., 82% of which is owned by Jeffrey P.

Jacobs and the remaining 18% of which is owned in equal portions by two former directors of Colonial Holdings. Black Hawk Gaming paid or accrued $450,000 for Jacobs Investments Management Company’s services during the year ended December 31, 2002. The agreement expired on December 31, 2002, but was extended with Jacobs Entertainment at the rate of $450,000 annually until December 31, 2009.

          Pursuant to an agreement with Diversified Opportunities Group Ltd., Ian M. Stewart received compensation for consulting services to Diversified in connection with its acquisition of the Louisiana truck plaza video gaming facilities. Diversified paid to Mr. Stewart $187,500 in 2001 and an additional $150,000 in 2002 for his services in connection with the acquisition of the Louisiana truck plaza video gaming facilities acquired by Jacobs Entertainment in February 2002. The agreement also contains a two year non-compete clause with respect to any aspect of the operations of those truck plaza facilities. An affiliate of Jeffrey P. Jacobs and the Trust also paid Mr. Stewart $37,500 for services rendered in 2002.

          We provide monthly management and accounting services to truck stops owned by an affiliate of Jeffrey P. Jacobs and the Trust. In addition, the affiliate purchases repair parts from us. Total charges to the affiliate for management services and repair part purchases totaled $125,000 for the year ended December 31, 2002.

          Prior to 2002, Colonial Holdings borrowed $25.7 million from an affiliate of Jeffrey P. Jacobs and the Trust. The amount of the loan was reduced to $15.7 million with our February 22, 2002 acquisition of Colonial Holdings. To evidence that indebtedness, we hold notes from Colonial Holdings and a subsidiary which are pledged on our indebtedness, along with substantially all of the assets of Colonial Holdings and its subsidiaries.

          Jacobs Entertainment is the obligor on notes to Jeffrey P. Jacobs and the Trust totaling $9.0 million, with interest only payable semi-annually at 12% per annum, and the principal amount due and payable on January 31, 2010. These notes were issued in connection with our acquisition of the Louisiana truck stops described in Item 1 above. We are also an obligor on $10.5 million of notes issued in connection with our acquisition of additional truck stops from an unaffiliated party. These notes were purchased from the seller in February 2002 for $7 million by Jeffrey P. Jacobs and the Trust. The amount and terms of the notes now payable to Mr. Jacobs and the Trust are identical to those described above. As a result of this transaction, for tax purposes we will recognize taxable income in the form of a discharge of indebtedness of $3.5 million representing the difference between the $10.5 million face amount of the notes and the purchase price of $7.0 million, which taxable income will flow through to Mr. Jacobs and the Trust.

Item 14.          Controls and Procedures

          We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the date of filing this Annual Report on Form 10-K (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports was recorded, processed, summarized and reported within the applicable time periods. Since the Evaluation Date, there have been no significant changes to our internal controls or, to our knowledge, in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statements and Financial Statement Schedules

(1) Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

           (2)       No Financial Statement Schedules are included herein because such schedules are not applicable, are not required, or because the required financial information is included in the Consolidated Financial Statements or notes thereto.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by us during the last quarter of the period covered by this report.

(c)	Exhibits

Exhibit No.	Description

*2.1	Agreement and Plan of Merger dated as of April 25, 2001, among Black Hawk Gaming & Development Company, Gameco, Inc., and BH Acquisition, Inc.

*2.2	Amendment to Agreement and Plan of Merger dated as of November 12, 2001 among Black Hawk Gaming & Development Company, Inc., Gameco, Inc. and BH Acquisition, Inc.

*2.3	Exchange Agreement dated February 22, 2002 among Gameco, Inc., Jeffrey P. Jacobs and The Richard E. Jacobs Revocable Trust.

*2.4	Agreement and Plan of Merger dated as of June 11, 2001 among Colonial Holdings, Inc., Gameco, Inc. and Gameco Acquisitions, Inc.

*2.5	Amendment to Agreement and Plan of Merger dated as of November 16, 2001 among Colonial Holdings, Inc., Gameco, Inc., and Gameco Acquisition, Inc.

*2.6	Agreement and Plan of Merger, dated February 22, 2002 between Gameco, Inc. and Jacobs Entertainment, Inc.

*3.1	Certificate of Incorporation of Gameco, Inc.

*3.2	By-Laws of Gameco, Inc.

*3.3	Articles of Incorporation of Black Hawk Gaming & Development Company, Inc.

*3.4	Bylaws of Black Hawk Gaming & Development Company, Inc.

*3.5	Articles of Incorporation of Gold Dust West Casino, Inc.

*3.6	Code of By-laws of Gold Dust West Casino, Inc.

*3.7	Articles of Organization of Black Hawk/Jacobs Entertainment, LLC.

*3.8	Operating Agreement of Black Hawk/Jacobs Entertainment, LLC.

*3.9	Joint Venture Agreement of Gilpin Hotel Venture.

*3.10	Articles of Incorporation of Gilpin Ventures, Inc.

*3.11	By-Laws of Gilpin Ventures, Inc.

*3.12	Articles of Incorporation of Jalou II Inc.

*3.13	By-Laws of Jalou II Inc.

*3.14	Articles of Incorporation of Winner’s Choice Casino, Inc.

*3.15	By-Laws of Winner’s Choice Casino, Inc.

*3.16	Articles of Organization of Diversified Opportunities Group Ltd.

*3.17	Articles of Organization of Jalou L.L.C.

*3.18	Articles of Organization of Houma Truck Plaza & Casino, L.L.C.

*3.19	Articles of Organization of Jalou-Cash’s L.L.C.

*3.20	Articles of Incorporation of JACE, Inc.

*3.21	Articles of Organization of Lucky Magnolia Truck Stop and Casino, L.L.C.

*3.22	Articles of Organization of Bayou Vista Truck Plaza and Casino, L.L.C.

*3.23	Articles of Organization of Raceland Truck Plaza and Casino, L.L.C.

*3.24	Articles of Incorporation of JACE, Inc. (duplicate of Exhibit 3.20).

**3.25	Certificate of Amendment of Certificate of Incorporation of Gameco, Inc.

**3.26	Amended and Restated Certificate of Limited Partnership of Colonial Downs, L.P.

**3.27	Limited Partnership Agreement of Colonial Downs, L.P.

**3.28	Amended and Restated Articles of Incorporation of Colonial Downs Holdings, Inc.

**3.29	Amendment to Articles of Incorporation of Colonial Downs Holdings, Inc.

**3.30	Bylaws of Colonial Downs Holdings, Inc.

**3.31	Articles of Incorporation of Stansley Racing Corp.

**3.32	Articles of Amendment to the Articles of Incorporation of Stansley Racing Corp.

**3.33	Bylaws of Stansley Racing Corp.

**3.34	Amended and Restated Operating Agreement of Diversified Opportunities Group Ltd.

**3.35	Amendment to the Operating Agreement of Black Hawk/Jacobs Entertainment, LLC.

**3.36	Amendment to the Certificate of Incorporation of Gameco, Inc.

*4.1	Indenture dated February 8, 2002 by and among Gameco, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association relating to 11-7/8% Senior Secured Notes due 2009.

*4.2	Form of Gameco, Inc. 11-7/8% Senior Secured Notes due 2009 (included as part of the Indenture at Exhibit 4.1).

*4.3	Supplemental Indenture dated February 22, 2002 by and among Gameco, Inc. certain guarantors and Wells Fargo Bank Minnesota, National Association relating to 11-7/8% Senior Secured Notes due 2009.

*4.4	Form of Subsidiary Guaranty for 11-7/8% Senior Secured Notes due 2009 (included as part of the Indenture at 4.1).

*4.5	Registration Rights Agreement dated as of February 8, 2002 by and among Gameco, Inc., certain guarantors, CIBC World Markets Corp. And Libra Securities, LLC.

*4.6	Security Agreement dated February 8, 2002 among Gameco, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association as Trustee.

*4.7	Amendment to the Security Agreement dated February 22, 2002 among Gameco, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association.

*4.8	Joinder Agreements dated February 22, 2002 between Wells Fargo Bank Minnesota, National Association and each guarantor.

*4.9	Guaranty of each guarantor dated February 22, 2002.

*4.10

Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreements and fixture filings by Black Hawk/Jacobs Entertainment LLC and Gilpin Hotel Venture to the Public Trustee of Gilpin County, State of Colorado, as Trustee for the Benefit of Wells Fargo Bank Minnesota, National Association as Beneficiary, dated February 22, 2002.

*4.11

Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreements and fixture filings by Gold Dust Casino, Inc. to the First American Title Company of Nevada, as Trustee for the Benefit of Wells Fargo Bank Minnesota, National Association as Beneficiary, dated February 22, 2002.

*4.12

Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and fixture filing by Houma Truck Plaza & Casino, L.L.C. to Wells Fargo Bank Minnesota, National Association, as Trustee dated February 22, 2002.

*4.13	Mortgage, Assignment of Leases and Rents, Security Agreements and fixture filing by Winner’s Choice Casino, Inc. to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002.

*4.14

Mortgage, Assignment of Leases and Rents, Security Agreements and fixture filing by Raceland Truck Plaza and Casino, LLC to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002.

*4.15

Mortgage, Assignment of Leases and Rents, Security Agreements and fixture filing by Bayou Vista Truck Plaza and Casino, LLC to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002.

*4.16

Mortgage, Assignment of Leases and Rents, Security Agreements and fixture filing by Lucky Magnolia Truck Stop and Casino, L.L.C. to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002.

*4.17	Mortgage, Assignment of Leases and Rents, Security Agreements and fixture filing by JACE, Inc. to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002.

*4.18

Collateral Assignment of Deeds of Trust, Assignments of Rents and Leases, Security Agreements and fixture filings and other loan documents by Gameco, Inc. to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002.

*4.19	Escrow Agreement between Gameco, Inc. and Wells Fargo Bank Minnesota, National Association dated February 22, 2002.

*4.20

Supplemental Indenture dated June 14, 2002 by and among Jacobs Entertainment, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association relating to 11-7/8% Senior Secured Notes due 2009.

**4.21	Joinder Agreements dated June 14, 2002 between Wells Fargo Bank, National Association and each guarantor.

**4.22	Subsidiary Guarantee of each subsidiary guarantor dated June 14, 2002 for 11-7/8% Senior Secured Notes due 2009.

**4.23

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Colonial Downs, L.P. to David F. Belkowitz and James L. Weinberg as Trustees for the benefit of Wells Fargo Bank Minnesota, National Association, dated June 14, 2002.

**4.24

Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Colonial Downs, L.P. to David F. Belkowitz and James L. Weinberg as Trustees for the benefit of Wells Fargo Bank Minnesota, National Association, dated June 14, 2002.

**4.25

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Colonial Holdings, Inc. to David F. Belkowitz and James L. Weinberg as Trustees for the benefit of Wells Fargo Bank Minnesota, National Association, dated June 14, 2002.

**4.26	Loan and Security Agreement dated July 12, 2002 by and among Jacobs Entertainment, Inc., certain subsidiaries and Foothill Capital Corporation.

**4.27	Promissory Note dated July 12, 2002 by and among Jacobs Entertainment, Inc., certain borrowers and Foothill Capital Corporation.

**4.28	Guaranty of Gold Dust West Casino, Inc. and Diversified Opportunities Group Ltd., dated July 12, 2002.

**4.29	Intercreditor Agreement dated July 12, 2002 by and between Wells Fargo Bank Minnesota, National Association and Foothill Capital Corporation.

**4.30	Memorandum of Intercreditor Agreement dated July 12, 2002 by and among Foothill Capital Corporation, Wells Fargo Bank Minnesota, National Association and Borrowers.

**4.31

Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Securiting Agreement and Fixture Filing by Black Hawk Gaming & Development Company, Inc., Black Hawk/Jacobs Entertainment, LLC, and Gilpin Hotel Venture to the Public Trustee of Gilpin County, State of Colorado and Foothill Capital Corporation, dated July 12, 2002.

*10.1	Consulting Agreement between Diversified Opportunities Group Ltd. and Ian M Stewart dated January 1, 2001.

*10.2	Executive Employment Agreement between Gameco, Inc. and Jeffrey P. Jacobs dated February 22, 2002.

*10.3	Executive Employment Agreement between Gameco, Inc. and Richard E. Jacobs dated February 22, 2002.

*10.4	Executive Employment Agreement between Gameco, Inc. and Stephen R. Roark dated February 22, 2002.

*10.5	Executive Employment Agreement between Colonial Holdings, Inc. and Ian M. Stewart dated February 22, 2002.

*10.7	Standardbred Horsemen’s Contract effective January 1, 2002 among Colonial Downs L.P. Stansley Racing Corp. and The Virginia Harness Horse Association.

*10.8	Thoroughbred Horsemen’s Agreement dated February 20, 2002 between Colonial Downs L.P. and the Virginia Horsemen’s Benevolent and Protective Association.

***10.9	Consulting Agreement dated January 1, 2003 between Jacobs Entertainment, Inc. and Jacobs Investments Management Co., Inc.

*21.1	Subsidiaries of Jacobs Entertainment, Inc.

*25.1	Statement of Eligibility of Trustee on Form T-1.

*99.1	Form of Letter of Transmittal.

*99.2	Form of Notice of Guaranteed Delivery.

*99.3	Jacobs Entertainment, Inc. Exchange of all Outstanding 11-7/8% Senior Secured Notes Due 2009 For 11-1/8% Senior Secured Notes Due 2009.

*99.4	Jacobs Entertainment, Inc. Letter to Depository Trust Company Participants.

***99.5	Significant Guarantor Information.

***99.6	Chief Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

***99.7	Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference from our registration statement on Form S-4 (SEC Registration No. 333-88242) filed on May 14, 2002.

**	Incorporated hereby by reference from Amendment No. 1 of our registration statement on Form S-4 (SEC Registration No. 333-88242) filed on August 8, 2002.

***	Filed herewith.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACOBS ENTERTAINMENT, INC.

By:	/s/ JEFFREY P. JACOBS

Jeffrey P. Jacobs
Chief Executive Officer

By:	/s/ STEPHEN R. ROARK

Stephen R. Roark
Chief Financial Officer
Date: March 28, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY P. JACOBS	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 28, 2003

Jeffrey P. Jacobs

/s/ STEPHEN R. ROARK	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

Stephen R. Roark

/s/ RICHARD E. JACOBS	Director	March 28, 2003

Richard E. Jacobs

CERTIFICATION

          In connection with the Annual Report of Jacobs Entertainment, Inc. (the “Registrant”) on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey P. Jacobs, Chief Executive Officer of the Registrant, certify, that:

(1)	I have reviewed this annual report on Form 10-K of the Registrant;

(2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Registrant as of, and for, the periods presented in this annual report;

(4)

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, for the Registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which the annual report is being prepared;

	b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5)

The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize, and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls.

(6)

The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JEFFREY P. JACOBS

Chief Executive Officer
March 28, 2003

CERTIFICATION

          In connection with the Annual Report of Jacobs Entertainment, Inc. (the “Registrant”) on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Stephen R. Roark, Chief Financial Officer of the Registrant, certify, that:

(1)	I have reviewed this annual report on Form 10-K of the Registrant;

(2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Registrant as of, and for, the periods presented in this annual report;

(4)

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, for the Registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which the annual report is being prepared;

	b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5)

The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize, and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls.

(6)

The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEPHEN R. ROARK

Chief Financial Officer
March 28, 2003

          SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANT WHICH HAVE NOT BEEN REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

          No annual report or proxy material has been sent to the two security holders of the registrant covering the registrant’s last fiscal year or with respect to any annual or other meting of the registrant’s security holders.

EXHIBIT INDEX

Exhibit No.	Description

*2.1	Agreement and Plan of Merger dated as of April 25, 2001, among Black Hawk Gaming & Development Company, Gameco, Inc., and BH Acquisition, Inc.

*2.2	Amendment to Agreement and Plan of Merger dated as of November 12, 2001 among Black Hawk Gaming & Development Company, Inc., Gameco, Inc. and BH Acquisition, Inc.

*2.3	Exchange Agreement dated February 22, 2002 among Gameco, Inc., Jeffrey P. Jacobs and The Richard E. Jacobs Revocable Trust

*2.4	Agreement and Plan of Merger dated as of June 11, 2001 among Colonial Holdings, Inc., Gameco, Inc. and Gameco Acquisitions, Inc.

*2.5	Amendment to Agreement and Plan of Merger dated as of November 16, 2001 among Colonial Holdings, Inc., Gameco, Inc., and Gameco Acquisition, Inc.

*2.6	Agreement and Plan of Merger, dated February 22, 2002 between Gameco, Inc. and Jacobs Entertainment, Inc.

*3.1	Certificate of Incorporation of Gameco, Inc.

*3.2	By-Laws of Gameco, Inc.

*3.3	Articles of Incorporation of Black Hawk Gaming & Development Company, Inc.

*3.4	Bylaws of Black Hawk Gaming & Development Company, Inc.

*3.5	Articles of Incorporation of Gold Dust West Casino, Inc.

*3.6	Code of By-laws of Gold Dust West Casino, Inc.

*3.7	Articles of Organization of Black Hawk/Jacobs Entertainment, LLC

*3.8	Operating Agreement of Black Hawk/Jacobs Entertainment, LLC

*3.9	Joint Venture Agreement of Gilpin Hotel Venture

*3.10	Articles of Incorporation of Gilpin Ventures, Inc.

*3.11	By-Laws of Gilpin Ventures, Inc.

*3.12	Articles of Incorporation of Jalou II Inc.

*3.13	By-Laws of Jalou II Inc.

*3.14	Articles of Incorporation of Winner’s Choice Casino, Inc.

*3.15	By-Laws of Winner’s Choice Casino, Inc.

*3.16	Articles of Organization of Diversified Opportunities Group Ltd.

*3.17	Articles of Organization of Jalou L.L.C.

*3.18	Articles of Organization of Houma Truck Plaza & Casino, L.L.C.

*3.19	Articles of Organization of Jalou-Cash’s L.L.C.

*3.20	Articles of Incorporation of JACE, Inc.

*3.21	Articles of Organization of Lucky Magnolia Truck Stop and Casino, L.L.C.

*3.22	Articles of Organization of Bayou Vista Truck Plaza and Casino, L.L.C.

*3.23	Articles of Organization of Raceland Truck Plaza and Casino, L.L.C.

*3.24	Articles of Incorporation of JACE, Inc. (duplicate of Exhibit 3.20).

**3.25	Certificate of Amendment of Certificate of Incorporation of Gameco, Inc.

**3.26	Amended and Restated Certificate of Limited Partnership of Colonial Downs, L.P.

**3.27	Limited Partnership Agreement of Colonial Downs, L.P.

**3.28	Amended and Restated Articles of Incorporation of Colonial Downs Holdings, Inc.

**3.29	Amendment to Articles of Incorporation of Colonial Downs Holdings, Inc.

**3.30	Bylaws of Colonial Downs Holdings, Inc.

**3.31	Articles of Incorporation of Stansley Racing Corp.

**3.32	Articles of Amendment to the Articles of Incorporation of Stansley Racing Corp.

**3.33	Bylaws of Stansley Racing Corp.

**3.34	Amended and Restated Operating Agreement of Diversified Opportunities Group Ltd.

**3.35	Amendment to the Operating Agreement of Black Hawk/Jacobs Entertainment, LLC

**3.36	Amendment to the Certificate of Incorporation of Gameco, Inc.

*4.1	Indenture dated February 8, 2002 by and among Gameco, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association relating to 11-7/8% Senior Secured Notes due 2009

*4.2	Form of Gameco, Inc. 11-7/8% Senior Secured Notes due 2009 (included as part of the Indenture at Exhibit 4.1)

*4.3	Supplemental Indenture dated February 22, 2002 by and among Gameco, Inc. certain guarantors and Wells Fargo Bank Minnesota, National Association relating to 11-7/8% Senior Secured Notes due 2009

*4.4	Form of Subsidiary Guaranty for 11-7/8% Senior Secured Notes due 2009 (included as part of the Indenture at 4.1)

*4.5	Registration Rights Agreement dated as of February 8, 2002 by and among Gameco, Inc., certain guarantors, CIBC World Markets Corp. And Libra Securities, LLC

*4.6	Security Agreement dated February 8, 2002 among Gameco, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association as Trustee

*4.7	Amendment to the Security Agreement dated February 22, 2002 among Gameco, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association

*4.8	Joinder Agreements dated February 22, 2002 between Wells Fargo Bank Minnesota, National Association and each guarantor

*4.9	Guaranty of each guarantor dated February 22, 2002

*4.10

Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreements and fixture filings by Black Hawk/Jacobs Entertainment LLC and Gilpin Hotel Venture to the Public Trustee of Gilpin County, State of Colorado, as Trustee for the Benefit of Wells Fargo Bank Minnesota, National Association as Beneficiary, dated February 22, 2002

*4.11

Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreements and fixture filings by Gold Dust Casino, Inc. to the First American Title Company of Nevada, as Trustee for the Benefit of Wells Fargo Bank Minnesota, National Association as Beneficiary, dated February 22, 2002

*4.12

Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and fixture filing by Houma Truck Plaza & Casino, L.L.C. to Wells Fargo Bank Minnesota, National Association, as Trustee dated February 22, 2002

*4.13	Mortgage, Assignment of Leases and Rents, Security Agreements and fixture filing by Winner’s Choice Casino, Inc. to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002

*4.14

Mortgage, Assignment of Leases and Rents, Security Agreements and fixture filing by Raceland Truck Plaza and Casino, LLC to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002

*4.15

Mortgage, Assignment of Leases and Rents, Security Agreements and fixture filing by Bayou Vista Truck Plaza and Casino, LLC to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002

*4.16

Mortgage, Assignment of Leases and Rents, Security Agreements and fixture filing by Lucky Magnolia Truck Stop and Casino, L.L.C. to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002

*4.17	Mortgage, Assignment of Leases and Rents, Security Agreements and fixture filing by JACE, Inc. to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002

*4.18

Collateral Assignment of Deeds of Trust, Assignments of Rents and Leases, Security Agreements and fixture filings and other loan documents by Gameco, Inc. to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002

*4.19	Escrow Agreement between Gameco, Inc. and Wells Fargo Bank Minnesota, National Association dated February 22, 2002

*4.20

Supplemental Indenture dated June 14, 2002 by and among Jacobs Entertainment, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association relating to 11-7/8% Senior Secured Notes due 2009

**4.21	Joinder Agreements dated June 14, 2002 between Wells Fargo Bank, National Association and each guarantor

**4.22	Subsidiary Guarantee of each subsidiary guarantor dated June 14, 2002 for 11-7/8% Senior Secured Notes due 2009

**4.23

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Colonial Downs, L.P. to David F. Belkowitz and James L. Weinberg as Trustees for the benefit of Wells Fargo Bank Minnesota, National Association, dated June 14, 2002

**4.24

Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Colonial Downs, L.P. to David F. Belkowitz and James L. Weinberg as Trustees for the benefit of Wells Fargo Bank Minnesota, National Association, dated June 14, 2002

**4.25

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Colonial Holdings, Inc. to David F. Belkowitz and James L. Weinberg as Trustees for the benefit of Wells Fargo Bank Minnesota, National Association, dated June 14, 2002

**4.26	Loan and Security Agreement dated July 12, 2002 by and among Jacobs Entertainment, Inc., certain subsidiaries and Foothill Capital Corporation

**4.27	Promissory Note dated July 12, 2002 by and among Jacobs Entertainment, Inc., certain borrowers and Foothill Capital Corporation

**4.28	Guaranty of Gold Dust West Casino, Inc. and Diversified Opportunities Group Ltd., dated July 12, 2002

**4.29	Intercreditor Agreement dated July 12, 2002 by and between Wells Fargo Bank Minnesota, National Association and Foothill Capital Corporation

**4.30	Memorandum of Intercreditor Agreement dated July 12, 2002 by and among Foothill Capital Corporation, Wells Fargo Bank Minnesota, National Association and Borrowers

**4.31

Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Securiting Agreement and Fixture Filing by Black Hawk Gaming & Development Company, Inc., Black Hawk/Jacobs Entertainment, LLC, and Gilpin Hotel Venture to the Public Trustee of Gilpin County, State of Colorado and Foothill Capital Corporation, dated July 12, 2002

*10.1	Consulting Agreement between Diversified Opportunities Group Ltd. and Ian M Stewart dated January 1, 2001

*10.2	Executive Employment Agreement between Gameco, Inc. and Jeffrey P. Jacobs dated February 22, 2002

*10.3	Executive Employment Agreement between Gameco, Inc. and Richard E. Jacobs dated February 22, 2002

*10.4	Executive Employment Agreement between Gameco, Inc. and Stephen R. Roark dated February 22, 2002

*10.5	Executive Employment Agreement between Colonial Holdings, Inc. and Ian M. Stewart dated February 22, 2002

*10.7	Standardbred Horsemen’s Contract effective January 1, 2002 among Colonial Downs L.P. Stansley Racing Corp. and The Virginia Harness Horse Association

*10.8	Thoroughbred Horsemen’s Agreement dated February 20, 2002 between Colonial Downs L.P. and the Virginia Horsemen’s Benevolent and Protective Association

***10.9	Consulting Agreement dated January 1, 2003 between Jacobs Entertainment, Inc. and Jacobs Investments Management Co., Inc.

*21.1	Subsidiaries of Jacobs Entertainment, Inc.

*25.1	Statement of Eligibility of Trustee on Form T-1

*99.1	Form of Letter of Transmittal

*99.2	Form of Notice of Guaranteed Delivery

*99.3	Jacobs Entertainment, Inc. Exchange of all Outstanding 11-7/8% Senior Secured Notes Due 2009 For 11-1/8% Senior Secured Notes Due 2009

*99.4	Jacobs Entertainment, Inc. Letter to Depository Trust Company Participants

***99.5	Significant Guarantor Information

***99.6	Chief Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

***99.7	Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference from our registration statement on Form S-4 (SEC Registration No. 333-88242) filed on May 14, 2002.

**	Incorporated hereby by reference from Amendment No. 1 of our registration statement on Form S-4 (SEC Registration No. 333-88242) filed on August 8, 2002.

***	Filed herewith.

Jacobs Entertainment, Inc.

Consolidated Financial Statements
for the Years Ended December 31, 2002, 2001 and
2000 and Independent Auditors’ Report

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Jacobs Entertainment, Inc.
Black Hawk, Colorado

We have audited the accompanying consolidated balance sheets of Jacobs Entertainment, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The consolidated financial statements give retroactive effect to the merger of Jacobs Entertainment, Inc., Diversified Opportunities Group, Ltd. and Jalou II Inc., which, as a combination of entities under common control, has been accounted for similar to a pooling of interests as described in Note 1 to the consolidated financial statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jacobs Entertainment, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 3, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

As more fully described in Note 7 to the consolidated financial statements, on February 8, 2002, the Company completed a $125,000,000 private placement of senior secured notes that was used to fund the February 22, 2002 acquisitions described in Notes 1 and 5.

DELOITTE & TOUCHE LLP

Denver, Colorado
March 21, 2003

JACOBS ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
(Dollars in thousands)

ASSETS	2002	2001

CURRENT ASSETS:
Cash and cash equivalents	$21,358	$3,171
Restricted cash	1,395	806
Accounts receivable	1,456	676
Inventory	1,287	299
Prepaid expenses and other current assets	1,907	196

Total current assets	27,403	5,148
PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	49,326	16,588
Buildings and improvements	106,163	52,189
Equipment, furniture and fixtures	26,081	4,857
Leasehold improvements	961	1,109

Total	182,531	74,743
Less accumulated depreciation and amortization	(19,081)	(7,420)

PROPERTY, PLANT AND EQUIPMENT - Net	163,450	67,323
OTHER ASSETS:
Equity method investments		20,443
Goodwill, net	26,838	5,140
Identifiable intangible assets, net	7,522	6,447
Other assets	11,013	1,491

TOTAL ASSETS	$236,226	$105,992

(Continued)

JACOBS ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY	2002	2001

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$22,055	$9,496
Current maturities of long-term debt and capital lease obligations	2,296	737

Total current liabilities	24,351	10,233
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	138,113	5,692
LONG-TERM DEBT - RELATED PARTIES	9,000	9,000

Total liabilities	171,464	24,925
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST		17,308
STOCKHOLDERS’ EQUITY:
Common stock $.01 par value; 1,500 shares authorized; 1,500 shares issued and outstanding
Additional paid-in capital	27,992	27,992
Retained earnings	36,770	35,767

Total stockholders’ equity	64,762	63,759

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$236,226	$105,992

See notes to consolidated financial statements.	(Concluded)

JACOBS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands)

	2002	2001	2000

REVENUES:
Gaming:
Casino	$83,515
Truck stop	21,884	$6,666
Pari-mutuel	27,872	27,781	$27,366
Food and beverage	12,405	2,143	1,188
Convenient store-Fuel	14,909	5,688
Convenience store-Other	3,329	970
Hotel	1,271
Other	2,614	3,405	3,242

Total revenues	167,799	46,653	31,796
Promotional allowances	(14,079)

Net revenues	153,720	46,653	31,796
COSTS AND EXPENSES:
Gaming:
Casino	26,690
Truck stop	10,419	1,875
Pari-mutuel	23,108	22,585	22,052
Food and beverage	12,067	1,433	1,067
Convenience store-Fuel	13,648	5,229
Convenience store-Other	4,292	756
Hotel	520
Marketing, general and administrative	31,212	7,385	5,691
Privatization and other non-recurring costs	524	624
Depreciation and amortization	8,389	2,681	1,698

Total costs and expenses	130,869	42,568	30,508

OPERATING INCOME	22,851	4,085	1,288
Interest income	194	100	123
Interest expense	(18,300)	(4,230)	(2,519)

INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF INVESTMENTS AND MINORITY INTEREST IN LOSS	4,745	(45)	(1,108)
EQUITY IN EARNINGS (LOSS) OF INVESTMENTS - BLACK HAWK AND THE LODGE	(1,980)	3,377	3,833
MINORITY INTEREST IN LOSS - COLONIAL	173	1,258	1,566

NET INCOME	$2,938	$4,590	$4,291

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands)

	Common Stock		Additional Paid-in apital	Retained Earnings	Total

	Shares	Amount*

BALANCES, JANUARY 1, 2000	1,500		$23,969	$34,283	$58,252
Net income				4,291	4,291
Stockholder distributions				(2,500)	(2,500)

BALANCES, DECEMBER 31, 2000	1,500		23,969	36,074	60,043
Net income				4,590	4,590
Capital contributions			4,023		4,023
Stockholder distributions				(4,897)	(4,897)

BALANCES, DECEMBER 31, 2001	1,500		27,992	35,767	63,759
Net income				2,938	2,938
Stockholder distributions				(1,935)	(1,935)

BALANCES, DECEMBER 31, 2002	1,500	$	$27,992	$36,770	$64,762

*	The par value amount of Jacobs Entertainment, Inc. common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 above due to rounding.

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands)

	2002	2001		2000

OPERATING ACTIVITIES:
Net income	$2,938		$4,590		$4,291
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in loss (earnings) of investments	1,980		(3,377)		(3,833)
Minority interest	(173)		(1,258)		(1,566)
Depreciation and amortization	8,389		2,681		1,698
Loss on sale of equipment	42
Deferred financing cost amortization	1,031
Bond issue discount amortization	693
Changes in operating assets and liabilities, net of the effect of acquisitions:
Restricted cash	(273)		(191)		181
Accounts receivable	(253)		(871)		(23)
Inventory	(99)		(187)
Prepaid expenses and other current assets	5,153
Accounts payable and accrued expenses	2,988		2,050		(1,379)

Net cash provided by (used in) operating activities	22,416		3,437		(631)

INVESTING ACTIVITIES:
Equipment purchases and additions to property, plant, and equipment	(7,341)		(723)		(399)
Distributions received on investments			3,356		1,435
Proceeds from sale of equipment	226
Acquisitions, net of cash acquired:
Black Hawk Gaming	(86,916)
Colonial Downs	(4,644)
Truck stops	(14,234)		(12,522)

Net cash (used in) provided by investing activities	(112,909)		(9,889)		1,036

FINANCING ACTIVITIES:
Net proceeds from bond issuance	120,050
Payments to obtain financing	(7,798)
Proceeds from related party loans			9,000
Contributions from stockholders			4,023
Distributions to stockholders	(1,935)		(4,897)		(2,500)
Proceeds from long-term debt			700		1,944
Payments on long-term debt	(1,637)		(365)

Net cash provided by (used in) financing activities	108,680		8,461		(556)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,187		2,009		(151)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,171		1,162		1,313

CASH AND CASH EQUIVALENTS, END OF YEAR	$21,358		$3,171		$1,162

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$9,512		$2,700		$2,320

Non-cash investing and financing activity:
Acquisition of property	$3,280	$		$

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in Thousands)

1.	BUSINESS AND ORGANIZATION

Jacobs Entertainment, Inc. (“JEI” or the “Company”) was formed on April 17, 2001, as a Subchapter S corporation under the Internal Revenue Code of 1986, as amended, to become a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Nevada, Louisiana, and Virginia.  The Company’s sole stockholders, who each own 50% of JEI’s common stock, are Jeffrey P. Jacobs and The Richard E. Jacobs Revocable Trust, of which Richard E. Jacobs is the sole trustee (collectively, “Jacobs”).  As a result of the transactions on February 22, 2002, described below, JEI owns and operates three casinos, six truck plaza video gaming facilities, and a horse racing track with three off-track wagering facilities.  In addition, the Company receives a percentage of gaming revenue from an additional truck plaza video gaming facility and leases and operates a fourth off-track wagering facility.

On February 22, 2002, JEI simultaneously completed the acquisition of a 100% interest in entities in which Jacobs owned either a full, majority, or minority interest.  The entities involved in the transaction, and the accounting treatment for the components of the acquisitions are described below and in Note 5.

Diversified Opportunities Group Ltd. (“Diversified”) and Jalou L.L.C. and Jalou II (collectively, “Jalou”) – On February 22, 2002, Jacobs contributed substantially all of its interests in Diversified and its 100% interest in Jalou II in exchange for 100% of the common stock of JEI.  On this transaction date, immediately prior to the acquisition of the remaining shares of the entities described below, Diversified owned 100% of Jalou L.L.C., approximately 44% of Colonial Holdings, Inc. (“Colonial”), approximately 32% of Black Hawk Gaming & Development Company, Inc. (“Black Hawk”), and a 25% interest in the Lodge Casino at Black Hawk (The Lodge), located in Black Hawk, Colorado, of which the remaining 75% is owned by Black Hawk.  The exchange of JEI shares for the interests of Diversified and Jalou II on February 22, 2002, was accounted for as a combination of entities under common control, which is similar to the pooling of interests method of accounting for business combinations.  Accordingly, the consolidated financial statements give retroactive effect to these transactions, and therefore, JEI’s results from January 1, 2000, through February 22, 2002, include 100%, 44%, 32%, and 25% of the operations of Jalou, Colonial, Black Hawk, and The Lodge, respectively.

Jalou – Jalou owns and operates six truck plaza video gaming facilities, and receives a percentage of gaming revenue from an additional truck plaza video gaming facility in Louisiana.  The ownership interest of the Jalou entities and the acquisition dates for each property are as follows:

Jalou LLC – Houma Truck Plaza and Casino (“Houma”) and an interest in the gaming revenues of Cash’s Truck Plaza and Casino (“Cash’s”) were acquired on February 7, 2001.  Bayou Vista Truck Plaza and Casino (“Bayou”) and Lucky Magnolia Truck Stop and Casino (“Lucky”) were acquired on January 11, 2002, and Raceland Truck Plaza and Casino (“Raceland”) was acquired on February 22, 2002.

Jalou II Inc. – Winner’s Choice Casino (“Winner’s”) was acquired on February 7, 2001, and Colonel’s Truck Plaza and Casino (“Colonel’s”) was acquired on January 11, 2002.

These acquisitions were recorded using the purchase method of accounting for business combinations.  See Note 4 for a further description of the Houma, Cash’s, and Winner’s acquisitions in 2001, and Note 5 for a further description of the Bayou, Lucky, Raceland, and Colonel’s acquisitions occurring in 2002.  The aggregate purchase price for the 2002 and 2001 acquisitions of the Jalou entities was approximately $20,282 and $17,301, respectively.  Additionally, 100% of the operations of the Jalou entities has been included in the consolidated income statements from the date of each respective acquisition.

Colonial –Colonial owns and operates a horse racing track with three off-track wagering facilities, and leases and operates a fourth off-track wagering facility, in Virginia.  On February 22, 2002, JEI acquired the remaining 56% of Colonial’s common stock and all outstanding options for approximately $4,644, which was recorded using the purchase method of accounting for business combinations, and accordingly, 100% of Colonial’s operations are included in JEI’s results for the period subsequent to the acquisition date.  Prior to the acquisition date, Colonial’s operations were consolidated due to Jacobs’ ownership in the majority of the voting rights (see Note 6).

Black Hawk – Black Hawk owns a 75% interest in The Lodge and a 100% interest in both the Gilpin Hotel Casino (“the Gilpin”) and the Gold Dust West Casino (“GDW”), located in Black Hawk, Colorado, and Reno, Nevada, respectively.  On February 22, 2002, JEI acquired the remaining 68% of Black Hawk’s common stock and all outstanding options for approximately $36,980 and assumed and refinanced approximately $59,950 of Black Hawk’s outstanding debt.  This transaction was recorded using the purchase method of accounting for business combinations and accordingly, 100% of Black Hawk’s operations are included in JEI’s results for the period subsequent to the acquisition date.  Prior to the acquisition date, JEI accounted for its ownership interest in Black Hawk and the Lodge using the equity method of accounting (see Note 6).

2.	SIGNIFICANT ACCOUNTING POLICIES

Consolidation – The accompanying consolidated balance sheets as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002, are presented to reflect the accounts of JEI, Diversified and Jalou II, similar to the pooling of interests method of accounting for business combinations.  All inter-company transactions and balances have been eliminated in consolidation.  The Company also records a minority interest, which reflects the portion of the equity and earnings of Colonial which are applicable to the minority interest owners of Colonial.

Cash and Cash Equivalents – The Company considers all demand deposits and time deposits with original maturities of three months or less to be cash equivalents.

Restricted Cash – Amounts due under agreements with the Virginia Horsemen’s Benevolent and Protective Association, Inc. and the Virginia Harness Horse Association are accrued based on the terms of the agreements.  Funds for purses for future live race meets are held in restricted cash accounts.

Inventory – Inventory consists of food and beverages and uniforms at the casinos and of fuel, convenience store, and restaurant items at Jalou’s truck stop operations, and is recorded at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment – Property, plant and equipment are stated at historical cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are depreciated, using the straight-line method, over the shorter of the lease term or the useful life of the asset.  Estimated useful lives used are as follows:

Land and improvements	20 to 40 years
Buildings and improvements	5 to 40 years
Equipment, furniture and fixtures	2 to 20 years
Leasehold improvements	7 to 40 years

Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposal of assets are recognized as incurred.

Investments – Through February 22, 2002, the Company accounts for its investments in Black Hawk and The Lodge under the equity method of accounting.  Under this method, the Company records its share of the income attributable to its share of Black Hawk and The Lodge as an increase to the investment and reduces its investment for actual distributions received.  Subsequent to this date, these entities are consolidated.

Goodwill – Goodwill represents the excess purchase price over the fair value of the net identifiable assets acquired related to the acquisitions described in Notes 1, 4, and 5.  Amortization of goodwill is provided using the straight-line method over 15 years through December 31, 2001 (see Note 3).

Identifiable Intangible Assets – Identifiable intangible assets are comprised of revenue rights and device use rights associated with the Jalou truck stop acquisitions.  Amortization of the revenue rights and device use rights are being amortized on a straight line basis over 50 years and five years, respectively, representing the initial terms of the related agreements.

Debt Issue Costs – Debt issue costs are capitalized and amortized, using the effective interest method, over the life of the related loan, and are included as a component of other assets in the accompanying consolidated balance sheets.

Slot Club Liability – The Company’s casinos offer customers the ability to become members in their respective slot clubs.  Once a member, the customer can insert a special card into slot and video poker machines while playing in the Company’s casinos to earn “points.”  Based on their point totals, members receive various cash rewards and gift prizes.  The Company accrues the cost of points as they are earned by the members of the slot clubs as a component of accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Outstanding Gaming Chip and Token Liability – When customers exchange cash for gaming chips and tokens, the Company has a liability as long as those chips and tokens are not redeemed or won by the house.  That liability is established by determining the difference between the total chips and tokens placed in service and the actual inventory of chips and tokens in custody or under the control of the casinos.  The chip and token liability is adjusted periodically to reflect an estimate of chips and tokens that will never be redeemed, such as chips and tokens that have been lost or taken as souvenirs and is reflected as a component of accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Revenue – Casino – Casino revenues are the net winnings from gaming activities, which is the difference between gaming wins and losses.

Revenue – Food and Beverage – The Company recognizes food and beverage revenue at the time that goods or services are rendered.

Revenue – Truck Stop – Video poker revenue is the net winnings from gaming activities, which is the difference between gaming wins and losses.

Revenue – Pari-Mutuel – Pari-mutuel revenue includes the Company’s share of pari-mutuel wagering on live races after payments of amounts returned on winning wagers, and the Company’s share of wagering from import and export simulcasting at its racing centers.

Revenue –Convenience Store – Fuel and Other – The Company recognizes revenue at the time of sale for fuel and convenience-store items.

Revenue – Hotel – The Company recognizes hotel revenue at the time that goods or services are provided.

Revenue – Other – Other revenue consists of admission charges, program and concession sales at Colonial’s live racing events, and is recognized at the time services are provided to patrons.

Promotional Allowances – Gross revenues include the retail amount of rooms, food and beverages provided gratuitously to customers.  When computing net revenues, the retail amount of rooms, food and beverages and coupons, gratuitously provided to customers, as well as slot club player point redemptions, is deducted from gross revenues as promotional allowances.  The estimated cost of such complimentary services for rooms, food, and beverages is charged to casino operations and was $3,554, $0 and $0 for the years ended December 31, 2002, 2001 and 2000, respectively.

Privatization and Other Non-Recurring Costs – Costs incurred by Colonial and Black Hawk in relation to the acquisition of its remaining shares on February 22, 2002, described in Notes 1 and 5, primarily consisting of legal and accounting fees, are expensed in the accompanying 2001 and 2002 consolidated statement of income.

Income Taxes – The Company has elected for income tax purposes to be treated as a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended, and, consequently, no current or deferred income taxes have been reflected in the accompanying consolidated financial statements as these taxes are the responsibility of the stockholders.

No provision for income taxes has been made for Colonial’s operations since it has operated in a net loss position (see Note 8).

Long-Lived Assets – The Company periodically evaluates the value of long-lived assets, including property, plant and equipment, goodwill and identifiable intangibles, for potential impairment.  If an impairment is indicated, such impaired assets are written down to their estimated fair value.  As of December 31, 2002 and 2001, management determined that there was no impairment of the Company’s long-lived assets.

Minority Interest – The Company recorded minority interest through February 22, 2002, which reflects the portion of the equity and earnings of Colonial which are applicable to the interests of the owners of Colonial other than Jacobs.  Minority interest in Colonial was acquired on February 22, 2002 (see Note 5).

Employee Stock Compensation Plans – The Company uses the intrinsic value method to account for its stock option plan.  The exercise price of stock options issued to employees equals the market price of the stock on the measurement date, and therefore, the Company does not record compensation expense on stock options granted to employees.  See Note 13 for discussion of the Company’s previous stock option plan.

In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  SFAS 123 establishes alternative methods of accounting and disclosure for employee stock-based compensation arrangements.  The Company elected to use the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, for stock options granted to the Company’s employees.  This method does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the option equals or exceeds the fair market value of the stock at the date of grant.

If the accounting provisions of SFAS 123 had been adopted, the effect on 2001 and 2000 income would have been approximately $153 of additional expense in each year.

For purposes of computing the proforma amounts indicated above, the fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2001 and 2000, respectively: no dividend yield, expected volatility of 64% and 64% risk-free interest rate of 6.62% and 6.08%, and expected lives of two to five years.  Substantially all options became vested and exercisable evenly over a five-year period.  The weighted average fair value of options granted during the year ended December 31, 2000, was $.76 per share.  There were no options granted in 2001 or 2002.  All options were extinguished in 2002.

Operating Segments – The Company has four reportable segments (Colorado, Nevada, Virginia and Louisiana), as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (see Note 14).

Use of Estimates – The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Management periodically evaluates the Company’s policies, and the estimates and assumptions related to such policies.  All of JEI’s subsidiary companies operate in a highly regulated industry.  The Colonial, Jalou and Black Hawk operations are subject to regulations that describe and regulate operating and internal control procedures.  The majority of gaming revenue is in the form of cash which by nature does not require complex estimations.  Management estimates certain liabilities with payment periods that extend for longer than several months.  Such estimates include the pari-mutuel ticket liability, self-insured medical and workers compensation liabilities, and litigation costs.  Furthermore, JEI believes that these estimates are reasonable based on past experience with the business and based upon assumptions related to possible outcomes in the future.  Actual results could differ from those estimates.

Furthermore, we have determined that the policy associated with our long-lived assets, goodwill and identifiable intangible assets, and related estimates are critical to the preparation of our consolidated financial statements. We have a significant investment in long-lived property and equipment.  We estimate that the undiscounted future cash flows expected to result from the use of these assets exceeds the current carrying value of these assets.  Any adverse change to the estimate of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results. We estimate the useful lives for our assets based on historical experience, estimates of assets’ commercial lives, and the likelihood of technological obsolescence.  Should the actual useful life of a class of assets differ from the estimated useful life, we would record an impairment charge.  We review useful lives and obsolescence and assess commercial viability of our assets periodically.

Reclassifications – Certain reclassifications have been made in the 2001 and 2000 financial statements to conform with the classifications used in 2002.  These reclassifications had no effect on the Company’s financial position or net income.

New Accounting Standards – In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations (“SFAS No. 141”).  SFAS No. 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method.  This Statement is effective for all business combinations initiated after June 30, 2001.  The Company adopted SFAS No. 141 on July 1, 2001, and the adoption of SFAS No. 141 did not have a material impact on the Company’s financial position or results of operations.  The Company’s 2001 and 2002 acquisitions were accounted for using the purchase method of accounting for business combinations.

In July 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) (see Note 3).

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  SFAS No. 144 supersedes current accounting guidance relating to impairment of long-lived assets and provides a single accounting methodology for long-lived assets to be disposed of, and also supersedes existing guidance with respect to reporting the effects of the disposal of a business.  SFAS No. 144 was adopted January 1, 2002, without a material impact on the Company’s financial position or results of operations.

In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.”  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3.  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS No. 148”).  This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,”to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 is effective for fiscal years ending after December 15, 2002.  The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”) “Guarantor´s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”. This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The guarantee recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002.  The Company has adopted disclosure requirements effective for the year ended December 31, 2002 and will adopt the recognition and measurement provisions on a prospective basis.  The Company does not expect the recognition and measurement provisions to have a material effect on the Company’s statement of position or results of operations.

In January 2003, the FASB issued FIN 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”).  This interpretation explains how to identify a variable interest entity and how to assess its interest in the variable interest to decide if consolidation is appropriate.  FIN 46 requires entities to be consolidated by their primary beneficiaries if the variable interest entity does not effectively disperse risk among parties involved.  This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise acquired an interest after that date.  For variable interest entities in which an enterprise had acquired an interest in before February 1, 2003, applies in the first fiscal year or interim period beginning after June 15, 2003.  The Company has not yet completed its assessment of whether FIN 46 will affect its financial condition or results of operations.  However, the Company does not anticipate that the adoption of FIN 46 will have a material effect on its financial position or results of operations.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

SFAS No. 142 applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired.  Under SFAS No. 142, goodwill as well as other intangibles determined to have an indefinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis.  The Company adopted SFAS No. 142 on January 1, 2002, has completed its transitional impairment test at January 1, 2002, and has determined that no impairment of its goodwill balances exists.  In addition, the Company has reassessed the useful lives of its identifiable intangible assets without any change to the previously established amortization periods of such assets.

Furthermore, the Company performed its annual impairment test as of September 30, 2002 and determined that goodwill was not impaired.

The amortization expense and net income of JEI for the two years in the period ended December 31, 2001, are as follows:

	Year ended December 31,

	2001	2000

Reported net income	$4,590	$4,291
Add back: Goodwill amortization	280

Adjusted net income	$4,870	$4,291

4.	ACQUISITIONS – 2001

The acquisitions of Houma, Cash’s, and Winner’s on February 7, 2001, described in Note 1, were accounted for under the purchase method of accounting for business combinations and accordingly, the consolidated financial statements include the results of operations of the acquired entities from the date of acquisition to December 31, 2002.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisitions.

Fair value of assets acquired, net of liabilities assumed:
Property and equipment	$5,543
Revenue rights	6,000
Device use rights	682
Inventory and other, net	314

Net assets acquired	12,539
Acquisition cost	17,301

Goodwill	$4,762

Identifiable intangible assets resulting from these acquisition are comprised of $6,000 in revenue rights associated with the acquisition of Cash’s and $682 in device use rights associated with the acquisition of Houma and Winner’s.  The revenue rights and the device use rights are being amortized over 50 years and five years, respectively, representing the initial terms of the related agreements.  Goodwill resulting from the transactions is attributable to anticipated future cash flows associated with the acquired entities.

Assuming the transactions had occurred at the beginning of each period presented, pro forma revenue and net income would have been as follows:

Year ended December 31, 2000

Net revenue	$42,981
Net income	5,023

The pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions occurred at the beginning of each period presented, nor are they indicative of future operating results.

5.	ACQUISITIONS – 2002

The following table summarizes the values assigned to assets acquired and liabilities assumed and recorded as of February 22, 2002, for the transactions occurring on that date as described in Note 1.

	Colonial	Jalou	Black Hawk	Totals

Current assets	$3,237	$6,053	$17,864	$27,154
Property and equipment, net	50,104	16,794	95,094	161,992
Other assets		41	1,684	1,725
Goodwill		11,227	15,611	26,838
Identifiable intangible assets		8,046		8,046

Total assets acquired	53,341	42,161	130,253	225,755

Current liabilities	8,214	2,081	9,184	19,479
Long-term debt	11,549	33,942	101,082	146,573

Total liabilities assumed	19,763	36,023	110,266	166,052

Net assets acquired	$33,578	$6,138	$19,987	$59,703

Identifiable intangible assets is comprised of $1,364 in device use rights associated with the acquisitions of Bayou, Lucky, Raceland, and Colonel’s, and the intangibles described in Note 4.  The device use rights will be amortized over five years, representing the initial term of the related agreements.  Goodwill resulting from the transactions is attributable to anticipated future cash flows associated with the acquired entities.  Amortization expense recorded on these identifiable intangible assets was $524 and $365 for the years ended December 31, 2002 and 2001, respectively.

Assuming the transactions had occurred at the beginning of each period presented, pro forma revenue and net income would have been as follows:

	Year ended December 31,

	2002	2001

Net revenue	$168,839	$169,731
Net income	(1,256)	4,359

The pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions occurred at the beginning of each period presented, nor are they indicative of future operating results.

6.	INVESTMENTS

Colonial – During 1996, the Company acquired a 50% interest in Colonial Downs, L.P., (“Colonial Downs”) a Virginia limited partnership, for $2,000.

In March 1997, the Company’s partnership investment in Colonial Downs was exchanged for 1,500,000 shares of Class B common shares of Colonial, which then conducted an initial public offering (“IPO”) of its stock that resulted in a total of 7,250,000 shares outstanding (Class A shares 5,000,000; Class B shares 2,250,000).  As a result of the IPO, the Company retained approximately a 22% equity interest and a 46% voting interest in Colonial.

In September 1998, the Company purchased 1,140,000 Class A common shares of Colonial in the open market for $1,409.  As a result, the Company increased its equity and voting interests to approximately 36% and 53% respectively.

In July 1999, the Company received 510,000 Class B and 15,000 Class A shares of Colonial common stock at the agreed-upon value of $2.50 per share as full payment on a note receivable.  As a result the Company increased its equity and voting interests to approximately 44% and 69%, respectively.

In September 2001, the Company converted 790,000 shares of Colonial Class B common stock to Class A common stock.  As a result of the conversion, the Company’s equity and voting interests changed to approximately 44% and 61% respectively.

Investment in Black Hawk – During 1996, the Company acquired 190,476 shares at $5.25 per share, and during 1997 acquired 1,333,333 shares upon conversion of a note at the price of $5.25 per share of common stock of Black Hawk, which together represented approximately a 32% ownership interest in Black Hawk.

The Company accounted for its interest in Black Hawk under the equity method of accounting through February 22, 2002.  Under this method, the Company records its share of the income attributable to its share of Black Hawk as an increase to the investment and reduces its investment for actual distributions received.  In January 2001, Black Hawk acquired Gold Dust West Casino, which was accounted for under the purchase method of accounting for business combinations, resulting in the recording of goodwill of approximately $15,000.  Condensed data for Black Hawk is as follows:

Balance Sheets	December 31, 2001

Assets:
Cash	$15,677
Gaming facilities	69,307
Land	18,974
Accounts receivable	117
Goodwill	19,016
Other assets	6,603

Total	$129,694

Liabilities and Stockholders’ Equity:
Accounts payable and accruals	$10,327
Bonds payable and other	5,299
Bank notes payable	58,800
Other liabilities	2,613
Total liabilities	77,039
Minority interest	7,413
Stockholders’ equity	45,242

Total	$129,694

	January 1 - February 22, 2002	Year ended December 31,

Statements of Income		2001	2000

Revenues, net	$13,970	$98,549	$78,875
Operating expenses	17,145	84,144	65,240

Operating (loss) income	(3,175)	14,405	13,635
Other income	119
Interest expense, net	(2,868)	(5,089)	(3,139)

(Loss) income before minority interest	(5,924)	9,316	10,496
Minority interest	127	(2,030)	(2,060)
Income taxes		(3,117)	(2,975)

Net (loss) income	$(5,797)	$4,169	$5,461

Equity in net income of investment	$(1,853)	$1,347	$1,773

As discussed in Notes 1 and 5, the outstanding shares of Black Hawk were acquired on February 22, 2002.  For the period from January 1, 2002, through February 22, 2002, the Company recorded a $1,980 equity in net loss on its investment in Black Hawk which was primarily related to charges incurred by Black Hawk associated with the acquisition.  Specifically, Black Hawk terminated its interest rate swap, wrote off of its existing debt issue costs, and incurred a charge related to the redemption of outstanding stock options resulting in charges of approximately $7,319.

Investment in The Lodge – During 1996, the Company acquired an approximately 25% interest in the Lodge (the other 75% is owned by Black Hawk).  The Company accounted for its interest in The Lodge under the equity method of accounting through February 22, 2002.  Under this method, the Company records its share of the income attributable to its share of The Lodge as an increase to the investment, and reduces its investment for actual distributions received.

          Condensed data for The Lodge is as follows:

Balance Sheets	December 31, 2001

Assets:
Cash	$8,134
Gaming facilities	50,227
Land	11,471
Accounts receivable	70
Other assets	2,293

$72,195

Liabilities and Members’ Equity:
Accounts payable and accruals	$6,539
Notes payable	36,004

Total liabilities	42,543
Members’ equity	29,652

Total	$72,195

	January 1 - February 22, 2002	Year Ended December 31,

Statements of Income		2001	2000

Revenues, net	$8,658	$59,631	$56,957
Operating expenses	7,734	48,677	46,377

Operating income	924	10,954	10,580
Interest expense, net	1,430	2,835	2,341

Net (loss) income	$(506)	$8,119	$8,239

Equity in net income (loss) of investment	$(127)	$2,030	$2,060

7.	LONG-TERM DEBT, NOTES PAYABLE-RELATED PARTIES, AND CAPITAL LEASES

Long-term debt, notes payable-related parties, and capital leases, consists of the following as of December 31:

	2002	2001

Indebtedness of JEI:

Senior secured notes due 2009, with interest only payable each February 1, and August 1, beginning August 1, 2002 at a fixed interest rate of 11 7/8%.  The notes were issued at 3.96% discount which is being amortized using the effective interest method over the expected life of the Notes.

	$120,685

Indebtedness of Black Hawk:

Bonds payable; issued in two series with interest payments varying between 6.25% and 6.50%; principal and interest payments approximating $360,000 are due semi-annually beginning in June 2000 continuing until December 2011; secured by the street and other infrastructure improvements made by the LLC

	4,912

Indebtedness of Colonial:
Note payable to Chesapeake Forest Products Company, LLC, maturing September 30, 2004, bearing interest at the prime (4.25% at December 31, 2002) rate commencing October 1, 2003; a principal payment of $1,770 is payable September 30, 2003 and the remaining principal balance plus all interest is due September 30, 2004, secured by the land purchased with the Note.	3,338
Note payable to Maryland Jockey Club, maturing December 2005, bearing interest at a rate of 7.75% payable quarterly for the first two years, and equal installments of interest and principal to be paid quarterly over the remaining five year term of the note, beginning in the first quarter of 2001	942	$1,246
Note payable to Maryland Jockey Club, bearing interest at the prime rate (4.25% and 4.75% at December 31, 2002 and 2001, respectively), maturing in January 2002		300
Note payable to a bank, maturing August 2002, bearing interest at the prime rate plus 1% (5.25% and 5.75% at December 31, 2002 and 2001, respectively), with monthly principal payment of $15, collateralized by certain fixed assets		120
Notes payable to an insurance company, maturing in 2002, bearing interest at 7.52%		27
Other	43

	4,323	1,693

Indebtedness of Jalou:
Note payable to an individual maturing March 2009, with interest at 8.5%, secured by the land, buildings, and related improvements of Houma	1,811	1,811
Note payable to an individual maturing March 2009 with interest at 8.5% payable semi-annually, secured by the land, buildings and related improvements of Winner’s	1,208	1,208
Note payable to an individual maturing March 2009, with interest at 8.5%, secured by the land, buildings, and related improvements of Cash’s	1,717	1,717
Note payable to an individual maturing March 2009, with interest at 8.5%, secured by the land, buildings, and related improvements of Colonel’s	2,172
Note payable to an individual maturing March 2009, with interest at 8.5%, secured by the land, buildings, and related improvements of Lucky Magnolia’s	788
Note payable to an individual maturing March 2009, with interest at 8.5%, secured by the land, buildings, and related improvements of Bayou Vista	1,679
Note payable to an individual maturing March 2009, with interest at 8.5%, secured by the land, buildings, and related improvements of Raceland	1,114

	10,489	4,736

(Continued)

	2002	2001

Indebtedness of Jalou-Related Party:
Notes payable to affiliates, maturing January 31, 2010, semi-annual payments of interest only at 12%, beginning March 31, 2002, secured by a mortgage on certain real property. This note is the result of the Notes payable to affiliates discussed below being refinanced in conjunction with the February 22, 2002 acquisition.	9,000
Notes payable to affiliates, maturing January 31, 2010, semi-annual payments of interest only at 12%, beginning March 31, 2002, secured by a mortgage on certain real property		6,703
Note payable to affiliates with interest at 15% and four quarterly interest only payments beginning May 1, 2001 and monthly payments of principal and interest of $30 beginning March 1, 2002 until maturity on January 31, 2006, collateralized by land, buildings and related improvements		2,297

	9,000	9,000

Total indebtedness	149,409	15,429
Less current indebtedness	(2,296)	(737)

Total long-term indebtedness	$147,113	$14,692

On February 8, 2002, JEI completed a $125,000 private placement of 11 7/8% Senior Secured Notes (the “Notes”) due 2009, with interest payable on each February 1, and August 1, with payments beginning August 1, 2002.  The Notes were issued at a 3.96% discount from their principal amount, resulting in a discount of $4,950, which is being amortized using the effective interest method over the expected life of the Notes.  The proceeds of the Notes were primarily used to fund the acquisition of the common stock of the entities described in Note 5, and to refinance certain debt of these entities in connection with the acquisitions.  The Notes are secured by the assets and stock of the acquired entities.  JEI has no independent assets or operations, the guarantees on the Notes are full and unconditional and joint and several.  The Notes contain a number of affirmative and negative covenants which among other things require JEI to maintain certain financial ratios and refrain from certain actions without prior approval from the Trustee of the Notes.  As of December 31, 2002, management believes JEI is in compliance with all such debt covenants.

Scheduled principal payments as of December 31, 2002 are as follows:

As of December 31, 2002

2003	$2,296
2004	2,494
2005	768
2006	582
2007	543
Thereafter	142,726

Total	$149,409

Effective July 12, 2002, the Company entered into a $10,000 line of credit (“LOC”) agreement with Foothill Capital Corporation, expiring July 12, 2007.  The LOC bears interest at the prime rate published by Wells Fargo Bank, N.A., plus 1.75%.  The LOC is collateralized by the land, buildings and related improvements of The Lodge and the Gilpin Hotel and Casino, the Company’s Colorado casino properties.  The security interests under the terms of the LOC are contractually senior to the Notes.  There were no amounts outstanding under the LOC as of December 31, 2002.

8.	INCOME TAXES

Deferred income tax assets (liabilities) of Colonial consist of the following as of December 31:

	2001

Assets:
Net operating loss		$6,285
Liabilities:
Depreciation and amortization		(1,674)

Net deferred tax asset		4,611
Valuation allowance		(4,611)

Deferred tax asset	$

In conjunction with the acquisitions on February 22, 2002, discussed in Notes 1 and 5, effective February 22, 2002 Black Hawk and Colonial filed elections to change their tax status as C-Corporations to S-Corporations, and such conversions have been declared effective by the Internal Revenue Service.  Subsequent to conversion to S-Corporations, no provision for federal income taxes is reflected in Black Hawk’s, Colonial’s or JEI’s financial statements as the stockholders of JEI report any taxable income or loss on their personal tax returns.

As of February 22, 2002, Colonial has net operating loss carryforwards of approximately $16.5 million for income tax purposes that expire in years 2012 through 2020.  A valuation allowance has been recognized to reduce the deferred tax assets by the entire amount.  As described in Notes 1 and 5, on February 22, 2002, Colonial completed a merger with an affiliate of the principal shareholder, which repurchased all outstanding common stock not owned by the principal shareholder and his affiliates.  As a result of these transactions, utilization of the net operating loss carryforwards may be significantly limited, thereby resulting in the expiration of a portion of the carryforwards prior to offsetting future taxable income.

On March 11, 2002, Black Hawk and The Lodge received notice from the Internal Revenue Service asserting deficiencies in federal corporate income taxes for the Black Hawk’s 1998 tax year.  The proposed adjustment indicates an increase to taxable ordinary income for the 1998 tax year of $1,192,762, and relates to the deductibility of depreciation taken against certain costs incurred by The Lodge to build and improve public assets.  Black Hawk and The Lodge have analyzed these matters and believe it has meritorious defenses to the deficiencies asserted by the Internal Revenue Service.  Black Hawk and The Lodge will contest the asserted deficiencies through the administrative appeals process.  Black Hawk and The Lodge believe that any amounts assessed for the 1998 and future tax years will not have a material effect on Black Hawk’s financial position or results of operations.  Due to the preliminary nature of this proceeding, management is unable to reasonably estimate the amount, or range of amounts, of any potential income tax liability associated with the notice.

9.	ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value of the Company’s financial instruments has been determined by the Company using available market information and generally accepted valuation methodologies.  However, considerable judgment is required to interpret market data in order to develop the estimates of fair value.  Accordingly, the estimates herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The amounts for the Company’s financial instruments are as follows:

	2002		2001

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Liabilities - long-term debt and capital lease obligations	$149,409	$155,250	$14,982	$17,803

The estimation methodologies utilized by the Company are summarized as follows:

Debt – The fair value of variable-rate debt is estimated to be equal to its carrying amount.  The fair value of senior secured notes issued in 2002 is based upon quoted market rates.  The fair value of other fixed rate debt is estimated based on a discounted cash flow analysis, using the prevailing market interest rates for debt of similar dollar amount, maturity and risk.

The estimated fair value of the Company’s other financial instruments, such as cash and cash equivalents, accounts receivable, inventory and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments.

10.	EMPLOYEE BENEFIT PLANS

In June 1998, Colonial implemented a 401(k) Plan in which all full time and part time employees are eligible to participate after six months of employment.  Employees may elect to make pre-tax contributions up to 15% of their annual salary or the applicable statutory maximum limits to the 401(k) Plan.  Colonial makes discretionary matching contributions (subject to statutory limits) in an amount equal to 20% of the first 6% of the employee’s contribution.  Colonial contributions are fully vested after three years of employment.  The Company’s contributions to the 401(k) Plan were approximately $12, $9 and $9 for 2002, 2001 and 2000, respectively.

On January 1, 1997, the Gilpin Hotel Casino Employees’ 401(k) Plan (re-named Black Hawk Gaming & Development Company Inc.’s 401(k) Plan on March 31, 1999) (the “Plan”) was organized and began accepting contributions on September 1, 1997.  The Plan is a defined contribution plan covering eligible employees of Black Hawk, The Lodge, the Gilpin and the GDW.  The Plan allows eligible employees to make tax-deferred contributions that are matched by the Company up to a specified level.  The Company contributed approximately $263, $274 and $237 to the Plan for the years ended December 31, 2002, 2001, and 2000, respectively.  During 2003, Colonial’s Plan and Black Hawk’s Plan are expected to be merged into one plan covering all eligible employees of JEI.

11.	RELATED PARTY TRANSACTIONS

Upon consummation of Colonial’s initial public offering in 1997, Colonial entered into a five year consulting agreement at $75 per year with the Vice Chairman of the Board of Directors of Colonial.

In order to assist Black Hawk in its efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, Black Hawk entered into an agreement with Premier One Development Company effective October 1, 1997.  On May 9, 2000, Premier merged into Jacobs

Investments Management Co. Inc. (“Management”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two former directors of Colonial Holdings.  Black Hawk paid or accrued $450, $225 and $225 for Management’s services during the years ended December 31, 2002, 2001 and 2000, respectively.  The agreement expired on December 31, 2002, but was extended with Jacobs Entertainment where Management is entitled to receive as compensation for the services provided, $450 per year for a period of nine years, payable on January 15 of each year.  The 2003 development fee was paid January 22, 2003.

Pursuant to an agreement with Diversified, the president of Colonial received compensation for consulting services to Diversified in connection with its acquisition of the Louisiana truck plaza video gaming facilities.  Diversified paid $188 in 2001 and an additional $150 in 2002 for services in connection with the acquisition of the Louisiana truck plaza video gaming facilities acquired by Jacobs Entertainment in February 2002.  The agreement also contains a two year non-compete clause with respect to any aspect of the operations of those truck plaza facilities.  An affiliate of Jacobs also paid $38 for services rendered in 2002.

The Company and Black Hawk share a management fee of 5% of adjusted gross gaming proceeds for the gaming operations of The Lodge.  For the first year of operations, the sharing ratio of this management fee was disbursed 40% to the Company and 60% to Black Hawk.  For all subsequent years of operations, the management fee is disbursed 50% to the Company and 50% to Black Hawk.  This arrangement was terminated on February 22, 2002.  During the years ended December 31, 2002, 2001, and 2000, the Company was paid $228, $1,541 and $1,453, respectively, for management fees from The Lodge.

The Company provides monthly management and accounting services to truckstops owned by an affiliate.  In addition, the affiliates purchase repair parts from the Company.  Total charges to affiliates for management services and repair part purchases totaled $125 for the year ended December 31, 2002.

JEI is the obligor on notes to Jacobs totaling $9,000, with interest only payable semi-annually at 12% per annum, and the principal amount due and payable on January 31, 2010.  These notes were issued in connection with the acquisition of certain Louisiana truck stops.  JEI is also the obligor of $10,489 of notes issued by the seller in connection with the acquisition of additional truck stops from an unaffiliated party.  These notes were acquired from the seller by Jacobs on February 13, 2003 for $7,000.  The terms of the Notes payable to Jacobs are identical to those described above.  As a result of this transaction, for tax purposes JEI will recognize taxable income in the form of a discharge of indebtedness of $3,489 representing the difference between the $10,489 seller notes and the acquisition price of $7,000, which will flow through JEI’s tax return to its shareholders.

12.	COMMITMENTS AND CONTINGENCIES

Colonial entered into a Management and Consulting Agreement, as amended (the “Management Agreement”), with Maryland-Virginia Racing Circuit, Inc. (the “Circuit”), an affiliate of the Maryland Jockey Club (“MJC”), to provide experienced management for the racetrack and off-track facilities and to create a Virginia-Maryland thoroughbred racing circuit.  Under the Management Agreement, MJC agrees to suspend live racing at their racetracks, Laurel Park and Pimlico Race Course, during Colonial’s live thoroughbred meets.  Parties to the Management Agreement also exchange simulcast signals for their live meets at no cost to either party.  The Circuit manages Colonial’s off-track facilities as well as the live standardbred and thoroughbred meets and provides certain personnel, at its expense, for the live thoroughbred meet.  For its services, the Circuit receives a management fee of 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in the Commonwealth of Virginia, excluding certain amounts specified in the Management Agreement (“Handle”), and 2.0% of

all Handle in excess of $75 million per calendar year.  In February 2003, Colonial entered into an amendment to the Management Agreement pursuant to which the Circuit agreed to a management fee of 1.5% of Handle for Handle in excess of $125 million generated from the racetrack and its off-track facilities.  The Management Agreement will remain in effect until 2046, provided Colonial owns, controls, or operates the racetrack under its existing licenses.  At Colonial’s option, Colonial may terminate the Management Agreement any time after 2021 upon payment of a fee equal to 17 times the average management fee paid during the three years immediately preceding such termination.  Management fees incurred under the Management Agreement are approximately $1,700 during each of the years ended December 31, 2002, 2001 and 2000.

Colonial has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications.  The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities through 2004 at a rate of .365% of the gross amounts wagered.

Colonial has entered into agreements with a company which provides broadcasting and simulcasting equipment and services.  The agreement for live racing services at the track and equipment at the Hampton and Brunswick racing centers were extended in 2002 until December 31, 2007. Colonial acquired certain equipment located at the track which was previously leased under the agreements effective November 6, 2002.  Total expense incurred for totalisator and broadcasting and simulcasting equipment was approximately $1,179, $1,421 and $1,755 for the years ended December 31, 2002, 2001 and 2000, respectively.

Colonial leases automobiles, building space, and certain equipment under operating leases expiring at various dates.  Total rental expense under these non-cancelable leases was approximately $251, $240 and $243 for the years ended December 31, 2002, 2001 and 2000, respectively.

The following are the future estimated minimum commitments relating to JEI’s non-cancelable operating agreements and leases:

Year ended December 31,

2003	$762
2004	712
2005	657
2006	602
2007	638

Total	$3,371

Other long-term obligations include the commitment of the truck plaza video gaming facilities to pay $1 per video poker machine per day, plus $1,000 per machine annually in licensing to an outside party to maintain its video poker machines in its truck stop premises. Other long-term obligations also include commitments under employment contracts with members of senior management.

On June 25, 1999, a complaint against The Lodge and John Does 1-3 was filed by a casino operating downstream from these casinos.  The complaint alleges, among other things, that the plaintiff is being damaged by subsurface water flows onto its property from the Lodge property and the properties of John Does 1-3.  The Lodge has denied all liability and has turned the matter over to its insurance carrier for defense.  JEI does not believe the suit has merit and will continue to defend against the allegations alleged by the plaintiff.  We are unable to reasonably estimate the amount or range of amounts, if any, associated with this litigation.  However, JEI does not believe the suit will result in any material liability.

The Company is also involved in routine litigation arising in the ordinary course of business. These matters are believed by the Company to be covered by appropriate insurance policies.

13.	STOCK OPTIONS

In conjunction with the acquisition of the remaining shares of Colonial discussed in Notes 1 and 5, all options outstanding on that date became 100% vested, and Colonial recognized a $21 charge to operations on February 22, 2002, representing the difference between the respective options’ exercise price and the per share acquisition price of $1.12.

Colonial implemented a stock option plan on March 31, 1997.  Options granted under the plan were either Incentive Stock Options or Non-qualified Stock Options, based on the discretion of the Board of Directors.  The maximum aggregate number of shares which could be optioned and sold under the plan was 395,000 shares of Colonial’s Class A Common Stock.  The exercise price per share for Incentive Options was no less than the fair value of the stock at the grant date.  The exercise of Non-qualified Options was determined by the Board of Directors on the grant date.  The term of the plan was ten years.  On June 14, 1999, 20,000 granted and outstanding options were repriced from $10.45 to $1.7875 per share.  On December 15, 1998, 118,000 granted and outstanding options were repriced from $9.50 per share to $1.00 per share.  The following tables summarize activity of the Stock Option Plan and the stock options outstanding at December 31, 2001:

	Weighted Average Exercise Price Per Share	Available for Grant	Options Outstanding

Outstanding at January 1, 2000	$2.28	156,200	238,800
Granted	1.06	(2,500)	2,500
Forfeited	1.00	3,200	(3,200)

Outstanding at December 31, 2000	2.29	156,900	238,100
Granted
Forfeited	1.00	1,600	(1,600)

Outstanding at December 31, 2001		158,500	236,500
Exercised			(236,500)
Forfeited		(158,500)

Outstanding at December 31, 2002

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share

$1.00 - 1.79	206,500	1.42	$1.11	154,340	$1.10
$10.45	30,000	0.23	10.45	30,000	10.45

	236,500	1.38	$2.30	184,340	$2.62

14.	SEGMENT INFORMATION

As described in Note 1, the Company acquired the remaining shares of Black Hawk on February 22, 2002.  As a result of its 100% ownership interest in Black Hawk, subsequent to December 31, 2001, the Company has expanded the Black Hawk segment into its two geographic regions, Colorado and Nevada, representing the components that are separately managed.  As a result, JEI has four segments at December 31, 2002, (Colorado, Nevada, Virginia and Louisiana).  Each segment is managed separately because of the unique characteristics of revenue stream and customer base.  The following segment information is presented after the elimination of inter-segment transactions.

JEI had three reportable segments (Virginia, Louisiana and Black Hawk) in 2001 and two reportable segments in 2000 (Virginia and Black Hawk).  Segment financial information and for the year ended December 31, 2000 is not presented for the Louisiana segment as the Company did not operate in that segment prior to January 2001.  The Black Hawk operations consist of The Lodge, Gilpin and GDW, which are collectively accounted for on the equity method through February 22, 2002.  The Virginia operations consist of the pari-mutuel operations and the Louisiana operations consist of the truck plaza/video poker facilities

The accounting policies of the segments are the same as those described in Note 2. The Corporate operations represent all other revenues and expenses, and they are also shown.

	Year Ended December 31, 2002

	(Dollars in Thousands)
	Colorado		Nevada		Virginia		Louisiana		Total

Total revenues:
Gaming:
Casino		$68,297		$15,218					$83,515
Truck stop								$21,884	21,884
Pari-mutuel						$27,872			27,872
Food and beverage		6,458		2,343		1,650		1,954	12,405
Convenience store-Fuel								14,909	14,909
Convenience store-Other								3,329	3,329
Hotel		811		460					1,271
Other		519		68		1,702		325	2,614

Total revenues		76,085		18,089		31,224		42,401	167,799
Promotional allowances		(11,336)		(1,974)				(769)	(14,079)

Net revenues		64,749		16,115		31,224		41,632	$153,720

Consolidated net revenues
Depreciation and amortization		4,513		840		1,414		1,548	8,315
Corporate adjustments and eliminations									74

Consolidated depreciation and amortization									$8,389

Operating income		13,725		3,679		1,124		8,174	26,702

Corporate adjustments and eliminations									(3,851)

Consolidated operating income									$22,851

Interest income		15		1		35		28	79
Corporate adjustments and eliminations									115

Consolidated total interest income									$194

Interest expense		9,247		2,684		611		2,003	14,545

Corporate adjustments and eliminations									3,755

Consolidated total interest expense									$18,300

Income (loss) before equity in loss of investments and minority interest in loss		$4,530		$997		$538		$6,199	12,264

Corporate adjustments and eliminations									(7,519)

Consolidated total income before equity in loss of investments and minority interest in loss									$4,745

Equity in loss of investments - Black Hawk and The Lodge		$(1,980)	$		$		$		$(1,980)

Minority interest in loss - Colonial	$		$			$173	$		$173

Net income (loss)		$2,550		$997		$711		$6,199	10,457

Corporate adjustments and eliminations									(7,519)

Consolidated net income									$2,938

Goodwill, net		$6,765		$8,847	$			$11,226	$26,838

Identifiable intangible assets, net	$		$		$			$7,522	$7,522

Property, plant and equipment, net		$81,225		$11,804		$54,116		$16,072	163,217

Corporate adjustments and eliminations									233

Consolidated net property, plant and equipment, net									$163,450

Total assets		113,416		23,962		57,478		41,359	236,215

Corporate adjustments and eliminations									11

Consolidated total assets									$236,226

Long-term debt		$72,982		$22,300		$2,440		$19,489	117,211

Corporate adjustments and eliminations									29,902

Consolidated total long-term debt									$147,113

	Year Ended December 31, 2001

	(Dollars in Thousands)
	Virginia		Louisiana		Black Hawk		Total

Total revenues:
Gaming:
Truck stop				$6,666			$6,666
Pari-mutuel		$27,781					27,781
Food and beverage		1,370		773			2,143
Convenience store-Fuel				5,688			5,688
Convenience store-Other				970			970
Other		2,147		92			2,239

Total revenues		31,298		14,189			45,487

Corporate adjustments and eliminations							1,166

Consolidated total revenues							$46,653

Depreciation and amortization		1,734		947			2,681
Operating income		309		2,235			2,544

Corporate adjustments and eliminations							1,541

Consolidated operating income							$4,085

Interest income		90		10			100
Interest expense		2,755		1,555			4,310

Corporate adjustments and eliminations							(80)

Consolidated total interest expense							$4,230

(Loss) income before equity in earnings of investments and minority interest in loss		$(2,356)		$690	$		(1,666)

Corporate adjustments and eliminations							1,621

Consolidated total loss before equity in earnings of investments and minority interest in loss							$(45)

Equity in earnings of investments - Black Hawk and The Lodge	$		$			$3,377	$3,377

Minority interest in loss - Colonial		$1,258	$		$		$1,258

Net (loss) income		$(1,098)		$690		$3,377	2,969

Corporate adjustments and eliminations							1,621

Consolidated net income							$4,590

Goodwill amortization							280

Adjusted net income							$4,870

Goodwill, net	$			$5,140	$		$5,140

Identifiable intangible assets, net		$656		$5,791	$		$6,447

Property, plant and equipment, net		$61,926		$5,397	$		$67,323

Total assets		66,409		19,385			85,794

Corporate adjustments and eliminations							20,198

Consolidated total assets							$105,992

Long-term debt		$1,693		$13,736	$		$15,429

	Year Ended December 31, 2000

	(Dollars in Thousands)
		Virginia		Black Hawk	Total

Total revenues:
Gaming:
Pari-mutuel		$27,366			$27,366
Food and beverage		1,188			1,188
Other		1,789			1,789

Total revenues		30,343			30,343

Corporate adjustments and eliminations					1,453

Consolidated total revenues					$31,796

Depreciation and amortization		1,698			1,698
Operating loss		(165)			(165)

Corporate adjustments and eliminations					1,453

Consolidated operating income					$1,288

Interest income		123			123
Interest expense		2,519			2,519

Loss before equity in earnings of investments and minority interest in loss		$(2,561)	$		(2,561)

Corporate adjustments and eliminations					1,453

Consolidated total loss before equity in earnings of investments and minority interest in loss					$(1,108)

Equity in earnings of investments - Black Hawk and The Lodge	$			$3,833	$3,833

Minority interest in loss - Colonial		$1,566	$		$1,566

Net (loss) income		(995)		3,833	2,838
Corporate adjustments and eliminations					1,453

Consolidated net income					$4,291

Identifiable intangible assets, net		$703	$		$703

Property, plant and equipment, net		$62,890	$		$62,890

Total assets		65,937			65,937

Corporate adjustments and eliminations					20,181

Consolidated total assets					$86,118

Long-term debt		$2,096	$		$2,096

* * * * *