Form 10-Q
period 2003-03-31
JACOBS ENTERTAINMENT INC
filed 2003-05-09
CIK 1173284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 9, 2003
Common Stock, $.01 par value	1,500 shares

Jacobs Entertainment, Inc.

Index

March 31, 2003

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

March 31, 2003 and December 31, 2002

(Dollars In Thousands)

	March 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,947	$21,358
Restricted cash	2,578	1,395
Accounts receivable	1,473	1,456
Inventories	1,404	1,287
Prepaid expenses	2,803	1,907

Total current assets	25,205	27,403
PROPERTY, PLANT AND EQUIPMENT
Land and improvements	49,739	49,326
Building and improvements	106,911	106,163
Equipment, furniture and fixtures	26,424	26,081
Leasehold improvements	961	961

	184,035	182,531
ACCUMULATED DEPRECIATION	(20,789)	(19,081)

Property, plant and equipment, net	163,246	163,450

OTHER ASSETS:
Goodwill	26,773	26,838
Identifiable intangible assets	7,379	7,522
Other assets	12,861	11,013

TOTAL ASSETS	$235,464	$236,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$17,461	$22,055
Current portion of long-term debt and capital lease obligations	2,149	2,296

Total current liabilities	19,610	24,351
Long term debt and capital lease obligations	130,152	138,113
Long term debt—related parties	19,489	9,000

Total long-term debt	149,641	147,113
Total liabilities	169,251	171,464

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock $.01 par value; 1,500 shares authorized; issued and outstanding
Additional paid in capital	27,992	27,992
Retained earnings	38,221	36,770

Total stockholders’ equity	66,213	64,762

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$235,464	$236,226

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2003 and 2002

(Dollars In Thousands)

	For the Three Months Ended March 31,
	2003	2002
REVENUES:
Gaming:
Casino	$23,069	$9,841
Truck stop	6,578	5,042
Pari-mutuel	6,689	6,390
Food and beverage	3,672	1,534
Convenience store—Fuel	4,759	2,796
Convenience store—Other	828	706
Hotel	316	136
Other	583	820

Total revenues	46,494	27,265
Promotional allowances	(4,833)	(1,579)

Net revenues	41,661	25,686

COSTS AND EXPENSES:
Gaming:
Casino	7,181	2,980
Truck stop	3,101	2,160
Pari-mutuel	5,228	4,985
Food and beverage	3,202	1,413
Convenience store—Cost of fuel sold	4,411	2,537
Convenience store—Other	963	879
Hotel	199	94
Marketing, general and administrative	8,864	4,216
Privatization and other non-recurring costs		455
Depreciation and amortization	2,151	1,403

Total costs and expenses	35,300	21,122

OPERATING INCOME	6,361	4,564
Interest income	9	88
Interest expense	(4,919)	(3,288)

INCOME BEFORE EQUITY IN LOSS OF INVESTMENTS AND MINORITY INTEREST	1,451	1,364
Equity in loss of investments—Black Hawk and Lodge		(1,980)
Minority interest in loss—Colonial		173

NET INCOME (LOSS)	$1,451	$(443)

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2003

(Dollars In Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount*
BALANCES, DECEMBER 31, 2002	1,500		$27,992	$36,770	$64,762
Net income				1,451	1,451

BALANCES, MARCH 31, 2003	1,500		$27,992	$38,221	$66,213

*	The par value amount of Jacobs Entertainment, Inc. common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 above due to rounding.

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2003 and 2002

(Dollars In Thousands)

	Three Months Ended March 31,
	2003	2002
OPERATING ACTIVITIES:
Net income	$1,451	$(443)
Adjustments to reconcile net income (loss) to net cash provided by operating activites:
Equity in loss of investments		1,980
Loss on sale of assets	2
Minority interest in loss		(173)
Depreciation and amortization	2,151	1,403
Deferred financing cost amortization	337	141
Bond issue discount amortization	231	101
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(17)	(291)
Inventories	(117)	(41)
Prepaid expenses and other assets	(1,560)	(887)
Accounts payable and accrued expenses	(5,860)	5,675

Net cash (used) in provided by operating activies	(3,382)	7,465

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(3,135)	(243)
Proceeds from sale of equipment	5
Acquisitions, net of cash acquired:
Black Hawk Gaming		(86,428)
Colonial Downs		(4,644)
Truck stops		(14,234)

Net cash used in investing activities	(3,130)	(105,549)

FINANCING ACTIVITIES
Net proceeds from bond issuance		120,050
Payments to obtain financing	(49)	(5,568)
Proceeds from revolving line of credit	2,500
Payments on long term debt	(350)	(434)

Net cash provided by financing activities	2,101	114,048

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,411)	15,964
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	21,358	3,119

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,947	$19,083

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$9,004	$1,029

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(DOLLARS IN THOUSANDS)

1. BUSINESS AND ORGANIZATION

Jacobs Entertainment, Inc. (“JEI” or the “Company”) was formed on April 17, 2001, as a Subchapter S Corporation under the Internal Revenue Code of 1986 as amended, to become a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Nevada, Louisiana, and Virginia. The Company’s sole stockholders, who each own 50% of JEI’s common stock, are Jeffrey P. Jacobs and the Richard E. Jacobs Revocable Trust, of which Richard E. Jacobs is the sole trustee (collectively, “Jacobs”). As a result of the transactions described below, effective February 22, 2002, JEI owns and operates three casinos, six truck plaza video gaming facilities, and a horse racing track with three off-track wagering facilities. In addition, the Company receives a percentage of gaming revenue from an additional truck plaza video gaming facility and leases and operates a fourth off-track wagering facility.

On February 22, 2002, JEI completed the acquisition of a 100% interest in entities in which Jacobs owned either a full, majority, or minority interest. The entities involved in the transactions and the accounting treatment for the components of the acquisitions are described below and in Note 5.

Diversified Opportunities Group Ltd. (“Diversified”) and Jalou L.L.C. and Jalou II (collectively, “Jalou”)—Jacobs contributed substantially all of their interests in Diversified and their 100% interest in Jalou II in exchange for 100% of the common stock of JEI. On the acquisition date, prior to the acquisition of the remaining shares of the entities described below, Diversified owned 100% of Jalou L.L.C., approximately 44% (with a majority voting interest of over fifty percent of the outstanding voting shares) of Colonial Holdings, Inc. (“Colonial”), approximately 32% of Black Hawk Gaming & Development Company, Inc. (“Black Hawk”), and a 25% interest in the Lodge Casino at Black Hawk (the “Lodge”), of which the remaining 75% was owned by Black Hawk. The exchange of JEI shares for the interests of Diversified and Jalou II on February 22, 2002, was accounted for as a combination of entities under common control, which is similar to the pooling of interests method of accounting for business combinations. Accordingly, JEI’s results from January 1, 2002, through February 22, 2002, include consolidated operations of Colonial reduced by the 56% minority interest in earnings reflecting the earnings attributable to the common stock of Colonial not owned prior to the acquisition, 32%, and 25% of the operations of Black Hawk, and the Lodge, respectively, and 100% of the operations of these entities thereafter as a result of the acquisition of the remaining shares of these entities on February 22, 2002. Furthermore, the prior year financial statements of JEI reflect the pooled financial position, based on historical cost, and the results of operations of JEI, Diversified, and Jalou II as a result of the combination of entities under common control on February 22, 2002.

Jalou—Jalou owns and operates six truck plaza video gaming facilities, and receives a percentage of gaming revenue from an additional truck plaza video gaming facility in Louisiana. The ownership interest of Jalou LLC and Jalou II (collectively, “Jalou”) and the acquisition dates for each property are as follows.

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(DOLLARS IN THOUSANDS)

Jalou LLC—Houma Truck Plaza and Casino and an interest in the gaming revenues of Cash’s Truck Plaza and Casino were acquired on February 7, 2001. Bayou Vista Truck Plaza and Casino and Lucky Magnolia Truck Stop and Casino were acquired on January 11, 2002, and Raceland Truck Plaza and Casino was acquired on February 22, 2002.

Jalou II—Winner’s Choice Casino was acquired on February 7, 2001, and Colonels Truck Plaza and Casino was acquired on January 11, 2002.

These acquisitions were recorded using the purchase method of accounting for business combinations, and the total purchase price for these properties acquired in 2002 was approximately $20,282.

Colonial—Colonial owns and operates a horseracing track with three off-track wagering facilities, and leases and operates a fourth off-track wagering facility in Virginia. On February 22, 2002, JEI acquired the remaining 56% of Colonial’s common stock for approximately $4,644, which was recorded using the purchase method of accounting for business combinations, and accordingly, 100% of Colonial’s operations are included in JEI’s results for the period subsequent to the acquisition date.

Black Hawk—Black Hawk owns a 75% interest in the Lodge and a 100% interest in both the Gilpin Hotel and Casino and the Gold Dust West Casino, located in Black Hawk, Colorado, and Reno, Nevada, respectively. On February 22, 2002, JEI acquired the remaining 68% of Black Hawk’s common stock for approximately $36,980 and assumed and refinanced approximately $59,950 of Black Hawk’s outstanding debt. This transaction was recorded using the purchase method of accounting for business combinations, and accordingly, 100% of Black Hawk’s operations are included in JEI’s results for the period subsequent to the acquisition date.

2. SIGNIFICANT ACCOUNTING POLICES

Unaudited Consolidated Financial Statements—In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the financial position of the Company as of March 31, 2003 and December 31, 2002 and the results of its operations and cash flows for the three month periods ended March 31, 2003 and 2002. The accompanying unaudited consolidated financial statements include the various accounts of the Company after giving effect to the February 22, 2002 acquisitions as more fully described in Note 5. All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of JEI and its most significant subsidiary, Black Hawk Gaming & Development Company, Inc. contained in the Company’s Form 10-K for the years ended December 31, 2002, 2001, and 2000 filed with the U.S. Securities and Exchange Commission. The results of interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

Reclassifications—Certain amounts have been reclassified within the 2002 financial statements to conform to the presentation used in 2003.

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(DOLLARS IN THOUSANDS)

Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”. This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The guarantee recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002.

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(DOLLARS IN THOUSANDS)

The Company has adopted disclosure requirements effective for the year ended December 31, 2002 and will adopt the recognition and measurement provisions on a prospective basis. The Company does not expect the recognition and measurement provisions to have a material affect on the Company’s statement of position or results of operations.

In January 2003, the FASB issued FIN 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). This interpretation explains how to identify a variable interest entity and how to assess its interest in the variable interest to decide if consolidated by their primary beneficiaries if the variable interest entity does not effectively disperse risk among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise acquired an interest after that date. For variable interest entities in which an enterprise had acquired an interest in before February 1, 2003, it applies in the first fiscal year or interim period beginning after June 15, 2003. The Company has not yet completed its assessment of whether FIN 46 will affect its financial condition or results of operations. However, the Company does not anticipate that the adoption of FIN 46 will have a material effect on its financial position or results of operations.

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

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(DOLLARS IN THOUSANDS)

4. ACQUISITIONS

The following table summarizes the values assigned to assets acquired and liabilities assumed and recorded as of February 22, 2002, for the transactions occurring on that date as described in Note 1.

	Colonial	Jalou	Black Hawk	Totals
Current assets	$3,237	$6,053	$17,864	$27,154
Property and equipment, net	50,104	16,794	95,094	161,992
Other assets		41	1,684	1,725
Goodwill		11,227	15,611	26,838
Identifiable intangible assets		8,046		8,046

Total assets acquired	53,341	42,161	130,253	225,755

Current liabilities	8,214	2,081	9,184	19,479
Long-term debt	11,549	33,942	101,082	146,573

Total liabilities assumed	19,763	36,023	110,266	166,052

Net assets acquitted	$33,578	$6,138	$19,987	$59,703

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

Assuming the transactions occurred at January 1, 2002, pro forma revenue and net income for the three-month period ended March 31, 2002 would have been as follows:

March 31, 2002
Net revenue	$40,512
Net income	$(3,834)

The pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions occurred at the beginning of each period presented. The March 31, 2002 pro forma results include non-recurring charges related to stock options, derivative termination, and write-off of unamortized debt issuance costs at Black Hawk of $3,165, $2,655, and $1,543, respectively.

5. SEGMENTS

As defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, the following segment information is presented after the elimination of inter-segment transactions. JEI has four reportable segments (Colorado, Nevada, Virginia, and Louisiana) representing the states in which we operate our casinos, pari-mutuel and truck plaza/video poker facilities, respectively. The Colorado operations consist of the Lodge and Gilpin casinos, and the Nevada operations consist of the Gold Dust West casino. The Virginia

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(DOLLARS IN THOUSANDS)

operations consist of the pari-mutuel operations and the Louisiana operations consist of the truck plaza / video poker facilities. Each segment is managed separately because of the unique characteristics of geographic location, revenue stream, and customer base. The accounting policies of the segments are the same as those described in Note 2. The corporate operations represent all other revenues and expenses.

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(DOLLARS IN THOUSANDS)

As of and for the Three Months Ended March 31, 2003

(Dollars In Thousands)

	Colorado	Nevada	Virginia	Louisiana	Total
Revenues
Gaming
Casino	$18,165	$4,904			$23,069
Truck stop				$6,578	6,578
Pari-mutuel			$6,689	—	6,689
Food and beverage	1,878	798	321	675	3,672
Convenience store—Fuel			—	4,759	4,759
Convenience store—Other			—	828	828
Hotel	182	134	—		316
Other	117	23	327	116	583

Total revenues	20,342	5,859	7,337	12,956	46,494
Promotional allowance	(3,637)	(933)	—	(263)	(4,833)

Net revenues	$16,705	$4,926	$7,337	$12,693	$41,661

Depreciation and amortization	$1,103	$295	$332	$395	$2,125

Corporate adjustments and eliminations					26

Consolidated depreciation and amortization					$2,151

Operating income	$3,055	$1,108	$569	$2,883	$7,615

Corporate adjustments and eliminations					(1,254)

Consolidated operating income					$6,361

Interest Income	$1	$—	$6	$1	$8

Corporate adjustments and eliminations					1

Consolidated interest income					$9

Interest expense	$2,707	$781	$74	$489	$4,051

Corporate adjustments and eliminations					868

Consolidated interest expense					$4,919

Net income (loss)	$349	$327	$501	$2,395	$3,572

Corporate adjustments and eliminations					$(2,121)

Consolidated net income					$1,451

EBITDA(1)	$4,158	$1,403	$901	$3,278	$9,740

Corporate adjustments and eliminations					$(1,228)

Consolidated EBITDA					$8,512

Goodwill, net	$6,711	$8,836	$—	$11,226	$26,773

Identifiable intangible assets	$—	$—	$—	$7,379	$7,379

Property, plant and equipment, net	$80,139	$11,816	$54,146	$16,925	$163,026

Corporate adjustments and eliminations					220

Consolidated net property, plant and equipment, net					$163,246

Total assets	$105,733	$24,339	$59,356	$43,482	$232,910

Corporate adjustments and eliminations					2,554

Consolidated total assets					$235,464

Long-term debt	$80,482	$22,300	$2,294	$19,489	$124,565

Corporate adjustments and eliminations					25,076

Consolidated total long-term debt					$149,641

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(DOLLARS IN THOUSANDS)

For the Three Months Ended March 31, 2002

(Balance Sheet data as of December 31, 2002)

(Dollars In Thousands)

	Colorado	Nevada	Virginia	Louisiana	Total
Revenues
Gaming
Casino	$7,873	$1,968			$9,841
Truck stop				$5,042	5,042
Pari-mutuel			$6,390	—	6,390
Food and beverage	870	218	83	363	1,534
Convenience store—Fuel			—	2,796	2,796
Convenience store—Other			—	706	706
Hotel	108	28	—		136
Other	49	13	719	39	820

Total revenues	8,900	2,227	7,192	8,946	27,265
Promotional allowance	(1,336)	(243)			(1,579)

Net revenues	$7,564	$1,984	$7,192	$8,946	$25,686

Depreciation and amortization	$505	$98	$437	$346	$1,386

Corporate adjustments and eliminations					17

Consolidated depreciation and amortization					$1,403

Operating income	$1,689	$422	$837	$1,874	$4,822

Corporate adjustments and eliminations					(258)

Consolidated operating income					$4,564

Interest Income	$2	$1	$7	$2	$12

Corporate adjustments and eliminations					76

Consolidated interest income					$88

Interest expense	$514	$436	$643	$567	$2,160

Corporate adjustments and eliminations					1,128

Consolidated interest expense					$3,288

Income (loss) before equity in loss of investments and minority interest in loss	$1,177	$(13)	$201	$1,309	$2,674

Corporate adjustments and eliminations					$(1,310)

Consolidated total income before equity in loss of investments and minority interest in loss					$1,364

Equity in loss of investments	$(1,980)	$—	$—	$—	$(1,980)

Minority Interest in loss—Colonial	$—	$—	$173	$—	$173

Net income (loss)	$(803)	$(13)	$201	$1,309	$694

Corporate adjustments and eliminations					(1,137)

Consolidated net income					$(443)

EBITDA(1)	$2,194	$520	$1,274	$2,220	$6,208

Corporate adjustments and eliminations					(241)

Consolidated EBITDA					$5,967

Goodwill, net	$6,765	$8,847	$—	$11,226	$26,838

Identifiable intangible assets	$—	$—	$—	$7,522	$7,522

Property, plant and equipment, net	$81,225	$11,804	$54,116	$16,072	$163,217

Corporate adjustments and eliminations					233

Consolidated net property, plant and equipment, net					$163,450

Total assets	$113,416	$23,962	$57,478	$41,359	$236,215

Corporate adjustments and eliminations					11

Consolidated total assets					$236,226

Long-term debt	$72,982	$22,300	$2,440	$19,489	$117,211

Corporate adjustments and eliminations					29,902

Consolidated total long-term debt					$147,113

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(DOLLARS IN THOUSANDS)

(1)	EBITDA (earnings before interest, taxes, depreciation and amortization) is presented as supplemental information in the tables above and in the discussion of our operating results. EBITDA can be reconciled directly to our consolidated operating income by adding the amounts shown for depreciation and amortization to operating income. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as operating income or net income (loss), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows investors and management to evaluate and compare the Company’s operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of its properties using EBITDA measures as do most analysts following the gaming industry. EBITDA is also a component of certain financial covenants in the Company’s debt agreements.

6. SIGNIFICANT SUBSIDIARY INFORMATION

For the period prior to the acquisition of Black Hawk on February 22, 2002, the Company accounted for its 32% interest in Black Hawk and its 25% interest in the Lodge using the equity method. Condensed data for the period prior to the February 22, 2002 transaction is as follows:

	January 1 - February 22 , 2002
	Black Hawk	Lodge
Statements of Income
Revenues, net	$13,970	$8,658
Operating expenses	17,145	7,734

Operating income	(3,175)	924
Other Income	119
Interest expense, net	2,868	1,430

Loss before minority interest	(5,924)	(506)
Minority interest	126	—

Net loss	$(5,798)	$(506)

Equity in net loss of investment	$(1,853)	$(126)

7. COMMITMENTS AND CONTINGENCIES

Colonial entered into a Management and Consulting Agreement, as amended (the “Management Agreement”), with Maryland-Virginia Racing Circuit, Inc. (the “Circuit”), an affiliate of the Maryland Jockey Club (“MJC”), to provide experienced management for the racetrack and off-track facilities and to create a Virginia-Maryland thoroughbred racing circuit. Under the Management Agreement, MJC agrees to suspend live racing at their racetracks, Laurel Park and Pimlico Race Course, during Colonial’s live thoroughbred meets. Parties to the Management Agreement also exchange simulcast signals for their live meets at no cost to either party. The Circuit manages Colonial’s off-track facilities as well as the live standardbred and thoroughbred

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(DOLLARS IN THOUSANDS)

meets and provides certain personnel, at its expense, for the live thoroughbred meet. For its services, the Circuit receives a management fee of 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in the Commonwealth of Virginia, excluding certain amounts specified in the Management Agreement (“Handle”), and 2.0% of all Handle in excess of $75 million per calendar year. In February 2003, Colonial entered into an amendment to the Management Agreement pursuant to which the Circuit agreed to a management fee of 1.5% of Handle in excess of $125 million generated from the racetrack and its off-track facilities. The Management Agreement will remain in effect until 2046, provided Colonial owns, controls, or operates the racetrack under its existing licenses. At Colonial’s option, Colonial may terminate the Management Agreement any time after 2021 upon payment of a fee equal to 17 times the average management fee paid during the three years immediately preceding such termination. Management fees incurred under the Management Agreement were approximately $431 and $404 during each of the three months ended March 31, 2003 and 2002 respectively.

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

On May 25, 2001, a lawsuit was filed in The United States District Court for the District of Colorado (Case No. 01-D-0964) (MJW) by Central City, several casino operators located in Central City and others against the City of Black Hawk, the Black Hawk Gaming Association (formerly the Black Hawk Casino Owners Association) and several casino operators located in the City of Black Hawk, including Black Hawk. The suit alleges that the defendants caused economic harm to the plaintiffs by engaging in a conspiracy and scheme to harm competition, restrain trade and monopolize the gaming industry in the Gilpin County, Colorado market in violation of federal and state constitutional, statutory and common law. Also, the complaint alleges that starting in 1996 the City of Black Hawk began interfering in Central City’s plans to construct a road directly from Interstate 70 to Central City. The plaintiffs seek compensatory, treble and exemplary damages against the defendants in amounts to be proven at trial along with interest, costs and attorneys’ fees. According to news reports, on March 13, 2003, Central City’s city council voted to withdraw from the lawsuit. Central City has since sought to be dismissed from the lawsuit, but to date has not yet been dismissed. Also according to news reports, the remaining plaintiffs intend to continue the lawsuit. On March 26, 2003, the district court entered an order dismissing with prejudice the plaintiffs’ seventh, eighth, eleventh, twelfth and thirteenth claims for relief (i.e., the state common law claims and the claims under RICO and its Colorado statutory counterpart (COCCA)). The court set a further hearing on the motions to dismiss the state and federal antitrust claims, to be held June 13, 2003. We believe that this lawsuit is without merit and we intend to contest it vigorously. We are unable to reasonably estimate the amount or range of amounts, if any associated with this litigation. However, the Company does not believe the suit will result in any material liability.

In March 2003, Galactic Gaming, Inc., one of the Plaintiffs in Case No. 01-D-0964 (MJW), filed an action in District Court in Jefferson County, Colorado, Case No. 03CV0793, Division 7, against many of the same defendants as in Case No. 01-D-0964 (MJW), including Black Hawk Gaming. That state court action asserts state common law claims identical or virtually identical to those that were asserted and dismissed with prejudice in the federal action. Defendants have moved to dismiss the state court action on res judicata grounds. That motion is pending. We believe that this state court action is without merit and intend to contest it vigorously. We are unable to reasonably estimate the amount or range of amounts, if any associated with this litigation. However, the Company does not believe the suit will result in any material liability.

On June 25, 1999, a complaint against the Lodge and John Does 1-3 was filed by a casino operating downstream from these casinos. The complaint alleges, among other things, that the plaintiff is being damaged by subsurface water flows onto its property from the Lodge property and the properties of John Does 1-3. The Lodge has denied all liability and has turned the matter over to its insurance carrier for defense. The Company does not believe the suit has merit and will continue to defend against the allegations alleged by the plaintiff. We are unable to reasonably estimate the amount or range of amounts, if any associated with this litigation. However, the Company does not believe the suit will result in any material liability.

The Company is involved in routine litigation arising in the ordinary course of business. These matters are believed by the Company to be covered by appropriate insurance policies.

9. RELATED PARTY TRANSACTIONS

The Company provides monthly management and accounting services to truck stops owned by an affiliate. In addition, the affiliate purchases repair parts from the Company. Total charges to

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(DOLLARS IN THOUSANDS)

the affiliate for management services and repair part purchases totaled $65 for the three months ended March 31, 2003.

As of March 31, 2003, the Company had recorded a receivable of $29 from the affiliate for management services and repair part purchases.

The Company is obligated on notes to Jacobs totaling $9,000, with interest only payable semi-annually at 12% per annum, and the principal amount due and payable on January 31, 2010. These notes were issued in connection with the acquisition of the Louisiana truck stops. Additionally, the Company is obligated on $10,489 of notes issued by the seller in connection with the acquisition of additional truck stops. These notes are due in March 2009, bear interest at 8.5% payable semi-annually and are secured by land, buildings and related improvements of the Louisiana truck stops. Jacobs acquired these notes from the seller of the truck stops on February 13, 2003 for $7,000. The terms and conditions of the Notes acquired by Jacobs are identical to those described above. As a result of this transaction, for tax purposes JEI will recognize taxable income in the form of a discharge of indebtedness of $3,489 representing the difference between the $10,489 seller notes and the acquisition price of $7,000, which will flow through JEI’s tax return to its shareholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section discusses the results of our operations on a historical basis followed by a discussion of our results of operations comparing actual results for the three months ended March 31, 2003 with results prepared on a “pro forma basis” for the three months ended March 31, 2002, beginning on page 23. The pro forma information is provided to present the results of our operations as though the business combinations described herein had been completed at the beginning of each period presented. You should read the following discussions and analyses in conjunction with our audited consolidated financial statements as of December 31, 2002 included in our Form 10-K filing with the Securities and Exchange Commission. Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties. In this regard, see the section “Risk Factors” in Item 1 of our 10-K report.

Historical information, other than revenues, may not necessarily be meaningful, as our cost structure, debt structure, capitalization, and the overall composition of our company following the transactions discussed herein and our Form 10-K filing have significantly changed subsequent to February 22, 2002. Further, the historical information should not necessarily be taken as a reliable indicator of our future performance due to the recent acquisitions.

Introduction

On February 22, 2002, we completed a merger transaction, which was primarily funded by the proceeds from the issuance of $125 million in senior secured notes on February 8, 2002. These notes bear an 11 7/8% interest rate and are due in 2009. The principal components of the merger transaction are as follows:

On February 22, 2002 Jeffrey P. Jacobs and The Richard E. Jacobs Revocable Trust contributed substantially all of their interests in Diversified Opportunities Group Ltd. (“Diversified”) and their combined 100% interest in Jalou II in exchange for 100% of the common stock of JEI. On the acquisition date, immediately prior to the acquisition of the publicly held shares of Black Hawk Gaming & Development Company, Inc. (“BHWK”) and Colonial Holdings, Inc. (“Colonial”) described below, Diversified owned 100% of Jalou L.L.C., approximately 44% of Colonial, approximately 32% of BHWK, and a 25% interest in the Lodge Casino at Black Hawk (“the Lodge”) (of which the remaining 75% was owned by BHWK). The exchange of JEI shares for the interests of Diversified and Jalou II was accounted for as a combination of entities under common control, which is similar to the pooling of interests method of accounting for business combinations. The results of operations of Diversified and Jalou II are presented in the JEI income statement as though this transaction had been completed at the beginning of the earliest year presented.

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

On February 22, 2002, JEI also acquired the remaining 56% of Colonial’s common stock for approximately $4.6 million, which was recorded using the purchase method of accounting for business combinations. JEI also acquired the remaining 68% of BHWK’s common stock for approximately $37.0 million on February 22, 2002. This transaction was recorded using the purchase method of accounting for business combinations. As a result, the operations of Colonial and BHWK are consolidated with JEI for the period subsequent to the February 22, 2002 acquisition date.

All of the Jalou property acquisitions completed prior to December 31, 2002, were accounted for using the purchase method of accounting. Accordingly, the results of Diversified and Jalou II for the year ended December 31, 2002 include the completed Louisiana acquisitions from the date of acquisition. We have described below the detail of the components of the operations of JEI for the periods presented.

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

As a result of the acquisition and privatization of the entities described above, the number of our subsidiaries and investments has significantly increased at various times during the three month period ended March 31, 2002 and we have experienced a number of changes affecting the comparability of the periods covered in these discussions.

Comparison of the historical operations for the three months ended March 31, 2003 to the three months ended March 31, 2002

The following discussion presents an analysis of the historical results of our operations for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

For the three months ended March 31, 2003 the consolidated statement of income of Jacobs Entertainment, Inc. includes 100% of the operations of its subsidiaries, whereas the comparable period of 2002 included the results of the entities as described below:

For the three months ended March 31, 2002, the consolidated statement of income of JEI consisted of the following:

a.

The consolidated operations of Colonial for the period from January 1, 2002 through February 22, 2002, reduced by the 56% minority interest in earnings reflecting the earnings attributable to the common stock of Colonial not owned prior to the acquisition of the minority interest on February 22, 2002 (affiliates of JEI owned a controlling financial interest through a majority voting interest of over fifty percent of the outstanding voting shares of Colonial); plus

b.	All of the operations of Colonial for the period from February 22, 2002 through March 31, 2002 because of the acquisition of the minority interest on February 22, 2002; plus

c.	All of the operations of Jalou LLC attributable to Houma and an interest in the gaming revenues of Cash’s for the entire three months ended March 31, 2002; plus

d.	All of the operations of Jalou II attributable to the Winner’s Choice for the entire three months ended March 31, 2002; plus

e.	All of the operations of Jalou LLC attributable to Lucky Magnolia and Bayou Vista for the period from their January 11, 2002 acquisition date through March 31, 2002; plus

f.	All of the operations of Jalou II attributable to Colonel’s for the period from its January 11, 2002 acquisition date through March 31, 2002; plus

g.	All of the operations of Jalou LLC attributable to Raceland from its February 22, 2002 acquisition date through March 31, 2002; plus

h.	25% of the equity in earnings of the Lodge for the period from January 1, 2002 through February 22, 2002; plus

i.	32% of the equity in earnings of BHWK for the period from January 1, 2002 through February 22, 2002; plus

j.	100% of the operations of BHWK (which includes the Lodge) for the period from February 22, 2002 through March 31, 2002 because of the acquisition of the remaining shares on February 22, 2002.

As illustrated by the differing entities and periods covered by the various transactions discussed above, a comparison between the three month periods on a historical basis is difficult.

A summary of our consolidated operating results for the three months ended March 31, 2003 and 2002 is as follows:

	Three Months Ended March 31,
	2003		2002
Net revenue:
Gaming-Casinos		$27,014	$13,305
Gaming-Pari-mutuel		6,689	6,390
Other		7,958	5,991

Total net revenue		$41,661	$25,686

Operating income		$6,361	$4,564

Interest expense		$4,919	$3,288

Equity in loss of investments—Black Hawk and the Lodge	$		$(1,980)

Minority interest in loss-Colonial	$		$173

Net income (loss)		$1,451	$(443)

The overall composition of our financial position and the results of our operations have significantly changed for the three month period ended March 31, 2003 as compared to the three month period ended March 31, 2002. The changes are primarily attributable to the following factors:

•	The 2003 results include 100% of Colonial’s operations. The 2002 results include 100% of Colonial’s operations for the period following the February 22, 2002 acquisition date plus 100% of operations reduced by the 56% minority interest prior to that date in 2002 (which existed until the February 22, 2002 acquisition date). We no longer recorded minority interest for the results of operations subsequent to February 22, 2002 because we owned 100% of Colonial as of that date. The comparability of pari-mutuel revenues is not impacted by the acquisition of stock from the minority shareholders because Colonial’s results were also consolidated in 2002. The increase in our three months ended March 31, 2003 pari-mutuel revenue from the three months period ended March 31, 2002 is due primarily to increased wagering at Colonial’s off-track wagering facilities.

•

The 2003 results include 100% of BHWK’s revenues, compared to the same period in 2002 where results include 100% of BHWK’s revenues for the period from the February 22, 2002 acquisition date through March 31, 2002. For the period prior to the February 22, 2002 acquisition, BHWK’s and the Lodge’s results were included as a component of equity in loss of investments. Subsequent to the

February 22, 2002 transaction we no longer recorded “equity in loss of investments” relative to BHWK and the Lodge because as of that date we owned 100% of BHWK, which includes the Lodge. Therefore, our equity in loss of investments of approximately $2.0 million for the three months ended March 31, 2002 is not comparable to the consolidated results shown in the current three-month period. The equity in loss of investments for the three-month period ending March 31, 2002 was primarily the result of the write off of various costs and expenses of BHWK relating to our acquisition of the remaining outstanding shares on February 22, 2002. See Note 5 in the accompanying notes to the unaudited consolidated financial statements for a further description of these costs.

•	In addition to gaming revenue for BHWK for the current three-month period, the 2003 gaming revenue also includes video poker revenue for the seven truck stop locations for the entire three-month period, whereas the 2002 results include only 3 locations for the entire three-month period, 3 locations from their January 11, 2002 acquisition date through March 31, 2002, and 1 location from its February 22, 2002 acquisition date through March 31, 2002.

•	Other revenue in 2003 is primarily comprised of sales from the convenience store, fuel and restaurant operations located in the seven truck stop facilities that we owned for the full three month period in 2003 combined with food, beverage, and hotel revenues of BHWK for the full three month period ended 2003. Other revenue in the three month period ended 2002 consisted of similar revenues from three truck stops for the full three month period, three truck stops for the period from their acquisition on January 11, 2002 through March 31, 2002, one truck stop from its acquisition date of February 22, 2002 through March 31, 2002 and food, beverage, and hotel revenues from our three casinos subsequent to February 22, 2002 through March 31, 2002 (recall that all casino operations were included as a component of equity in (loss) earnings for periods prior to the February 22, 2002 acquisition date).

•	Interest expense in 2003 includes, among other debt, a full quarter of interest related to our $125.0 million debt offering as compared to 2002, which only included interest charges from February 8, 2002 to March 31, 2002.

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

Liquidity and Capital Resources

On February 22, 2002 we completed the sale of $125 million of our senior secured notes. Our notes are due 2009 and we pay annual interest at the rate of 11 7/8 % on a semi-annual basis. The notes were offered at 96.04% of par and we received net proceeds at closing of $120.05 million. We utilized the proceeds of the Notes plus cash from our combined companies of approximately $8.0 million to acquire the remaining shares of BHWK for approximately $37.0 million (which includes $3.1 million for the buyout of all outstanding options at February 22, 2002), assume and refinance BHWK’s existing reducing revolving credit facility totaling approximately $60.0 million and pay BHWK’s interest rate swap breakage costs of $1.1 million (net of tax benefit) on the acquisition date; acquire the remaining shares of Colonial for $4.6 million; pay the cash portion of the purchase price for the Louisiana truck plazas of $14.5 million; pay accrued interest, advances and other payables to affiliates of $3.2 million; and pay remaining transaction fees and expenses incurred subsequent to December 31, 2002, totaling an estimated $2.4 million. In addition, we issued $5.8 million of promissory notes to the sellers of the Louisiana truck plazas we acquired.

At March 31, 2003, after giving effect to the recent acquisitions, cash and cash equivalents are approximately $16.9 million. Our total debt approximates $151.8 million.

We entered into a new $10 million senior credit facility on July 12, 2002. The trustee under the indenture of the senior secured notes executed an intercreditor agreement with the lender under the senior credit facility, which, among other things, subordinated some of the liens securing the senior secured notes and the guarantees to the indebtedness under the senior credit facility. The senior credit facility carries an interest rate of 1.75% above the prime rate and expires in July 2007. At March 31, 2003, $2,500 was outstanding on the senior credit facility.

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

We believe that our cash flow from operations, cash and cash equivalents and our senior credit facility of $10 million discussed above will be adequate to meet our debt service obligations as well as our capital expenditure requirements for the next twelve months. However, we can give no assurance that these sources of cash will be sufficient to enable us to do so. Further, in addition to our normal capital expenditure requirements, we began a $6.0 million expansion of the Gilpin in the third quarter of 2002, and we anticipate that we will pursue the acquisition of other properties and engage in new development opportunities. We believe we will be able to pay for the expansion project of the Gilpin out of our existing cash flow over the remaining construction time of the addition. However, we may need to enter into new financing arrangements and raise additional capital in the future if we are unable to sustain our current operations. Our ability to incur additional debt is further restricted by the terms and covenants of our senior secured notes. We can give no assurance that we will be able to raise capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, and heighten the related risks we currently face.

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

The following table provides disclosure concerning JEI’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of March 31, 2003.

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In Thousands)
Long-Term Debt(1)	$151,790	$2,230	$5,580	$3,066	$140,914
Operating Leases(2)	12,531	1,461	940	630	9,500
Other Long-Term Obligations(3)	5,440	476	952	952	3,060

Total Contractual Cash Obligations	$169,761	$4,167	$7,472	$4,648	$153,474

(1)	Long-term debt includes amounts owing under the terms of the Notes, the Senior Credit Facility, the Black Hawk special assessment bonds, indebtedness of Colonial Holdings, the existing and new Louisiana Properties’ seller notes (acquired by affiliate in 2003. See Note 9), and the subordinated debt to affiliate.
(2)	Operating leases include a land and warehouse lease for the Gold Dust in Reno, Nevada, as well as other leases for property and equipment.
(3)	Other long-term obligations include the commitment of the Company’s truck stop operations to pay $1 per video poker machine per day, plus $1,000 per machine annually in licensing to an outside party to maintain its video poker machines in its truck stop premises. Other long-term obligations also include amounts payable under employment contracts described in the Company’s Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

In addition, JEI has the following commitments and obligations:

•	JEI, through its subsidiary Colonial, has entered into an agreement with a totalisator company, which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications. The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities through 2004 at a rate of .365% of handle. In addition, Colonial agreed to use certain equipment provided by the totalisator company.

•	JEI, through the Lucky Magnolia, has an obligation to pay to an individual 4.9% of its net video poker revenue, after associated state taxes, for as long as video poker machines are operated on the property.

Pro Forma Results of Operations

The following pro forma information is provided to present the results of operations as though the business combinations described above had been completed at the beginning of the three month period ended March 31, 2002 as compared to actual results for the three month period ended March 31, 2003. The information presented is by each segment in which we have operations and presents our EBITDA (earnings before interest, taxes, depreciation and amortization). Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows investors and management to evaluate and compare the Company’s operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of its properties using EBITDA measures as do most analysts following the gaming industry. EBITDA is also a component of certain financial covenants in the Company’s debt agreements. EBITDA is presented as a supplement in the tables below and in the discussion of our operating results. EBITDA can be reconciled directly to our consolidated operating income by adding the amounts shown for depreciation and amortization to operating income. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as operating income or net (loss) income, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. The components of operations presented below differ from the analysis provided above for actual results as the composition of the company has changed due to the transactions occurring during the first quarter of 2002. The following presentations reflect 100% of the operations for all entities for the respective three-month periods and, therefore, management believes this represents the most appropriate method of presenting the true operating performance capabilities of the combined operations of the entities involved.

	Three Months Ended March 31,
	2003 Actual	2002 Pro forma
NET REVENUE
Colorado	$16,705	$18,856
Nevada	4,926	4,662
Louisiana	12,693	10,019
Virginia	7,337	6,975

Total net revenue	$41,661	$40,512

COSTS AND EXPENSES
Colorado	$12,547	$13,405
Nevada	3,523	3,497
Louisiana	9,415	7,214
Virginia	6,436	6,043
Net corporate overhead	1,228	5,140

Total costs and expenses	$33,149	$35,299

EBITDA
Colorado	$4,158	$5,451
Nevada	1,403	1,165
Louisiana	3,278	2,805
Virginia	901	932
Net corporate overhead	(1,228)	(5,140)

EBITDA	$8,512	$5,213

The following table sets forth a reconciliation of EBITDA, a non-GAAP financial measure to operating income (loss), a GAAP financial measure.

Reconciliation of EBITDA to operating income

Three months ended March 31, 2003	EBITDA	Depreciation and Amortization	Operating Income
Colorado	$4,158	$1,103	$3,055
Nevada	1,403	295	1,108
Louisiana	3,278	395	2,883
Virginia	901	332	569
Corporate overhead	(1,228)	26	(1,254)

TOTAL	$8,512	$2,151	$6,361

Three months ended March 31, 2002	EBITDA Pro forma	Depreciation and Amortization Pro forma	Operating Income Pro forma
Colorado	$5,451	$2,446	$3,005
Nevada	1,165	677	488
Louisiana	2,805	392	2,413
Virginia	932	437	495
Corporate overhead	(5,140)	6	(5,146)

TOTAL	$5,213	$3,958	$1,255

The pro forma EBITDA for the three-month period ending March 31, 2002 that we previously reported has been re-characterized as pro forma EBITDA resulting from the following changes in the current presentation:

•	Costs and expenses in Colorado have been increased by management fees incurred in the amount of $227 for the period January 1, 2002 through February 22, 2002. No management fees were incurred during the three-month period ended March 31, 2003.

•	Corporate overhead costs and expenses have been increased by transaction related non-recurring privatization costs and expenses of $4,162 which included a $3,165 charge related to the redemption of outstanding stock options of Black Hawk Gaming & Development Company, Inc. and $997 in accounting, legal and other expenses.

Colorado

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

Our casino revenues are generated from our three casino properties. BHWK’s consolidated casino revenues are generally defined as the “casino win” which is the amount of money wagered less the amount paid out in prizes. BHWK’s consolidated net revenue is generally defined as casino win reduced by various promotional allowances and incentive programs that we offer to patrons and includes revenues from food and beverage, hotel and other revenues. We utilize the food and beverage department of each of our properties to drive revenues by offering a wide selection of high quality food choices at reasonable prices. Additionally, we have 50 hotel rooms at the Lodge and 106 hotel rooms at our Reno property, which we can offer to players, thereby enhancing their visit to the Black Hawk and Reno areas, respectively.

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

A summary of the net revenue, costs and expenses and EBITDA of our Colorado properties is as follows:

	Three Months Ended March 31,
	2003	2002
Net revenues
Lodge	$13,238	$14,580
Gilpin	3,467	4,276

Total net revenues	16,705	18,856

Costs and expenses
Lodge	9,445	10,052
Gilpin	3,102	3,353

Total costs and expenses	12,547	13,405

EBITDA
Lodge	3,793	4,528
Gilpin	365	923

EBITDA	$4,158	$5,451

The following table sets forth a reconciliation of EBITDA, a non-GAAP financial measure to operating income, a GAAP financial measure.

Reconciliation of EBITDA to operating income

Three months ended March 31, 2003	EBITDA	Depreciation and Amortization	Operating Income
Lodge	$3,793	$811	$2,982
Gilpin	365	292	73

TOTAL	$4,158	$1,103	$3,055

Three months ended March 31, 2002	EBITDA	Depreciation and Amortization	Operating Income
Lodge	$4,528	$1,721	$2,807
Gilpin	923	725	198

TOTAL	$5,451	$2,446	$3,005

Increased Competition in the Black Hawk Market

The competitive aspects of the market in Black Hawk continue to be a significant factor in our operations. Approximately 1,550 machines entered the market in 2000 with an additional 1,050 parking spaces. Further, in December of 2001 another property entered the market and opened with 1,320 devices and parking for 850 cars.

As a result of the increased level of development activity in Black Hawk over the last two years, there were approximately 9,600 gaming devices in the City at March 31, 2003. At March 31, 2003, we had approximately 1,330 devices in this market (940 at The Lodge and 390 at the Gilpin), which represented 14% of the total devices in the Black Hawk market.

At March 31, 2003 our gross gaming revenues at The Lodge and the Gilpin totaled $18.2 million ($16.0 million in net revenues) which represented 14.8% of the total gaming revenues in Black Hawk. While the overall market in the first quarter 2003 declined by 6.8%, in average total gaming devices declined by 1%. Notwithstanding the fact that the market supply has out-paced market demand during 2003, we managed to generate 106% efficiencies (our percentage of the gross gaming revenues divided by our percentage of the gaming devices) within the market for the first quarter of 2003. Management follows our efficiency levels very closely as we believe this to be a useful measure of how well we are performing within this market.

We expect some of our previous and existing market share to be lost to increased competition. As more properties continue to compete for their “fair share” of the market our personnel costs, marketing costs, and other costs will likely increase as we attempt to keep our market share.

Results of operations for the three months ended March 31, 2003 compared to the pro forma three months ended March 31, 2002

Net Revenues. The decrease in net revenues of our Colorado operations is attributable to a reduction in net revenue at the Gilpin of approximately $0.8 million or 18.9% and $1.3 million or 9.2% at the Lodge. Colorado’s operations have been impacted by increased competition during negative market growth in the first three months of 2003. In addition, we are currently engaged in an approximate $6.0 million expansion for the Gilpin, which commenced during the third quarter of 2002 and is expected to be completed in June 2003. While we believe this expansion will provide a more competitive single floor casino environment and enable us to more effectively compete with the newer and larger properties in the market, we expect our revenues to be negatively impacted during the remainder of the construction period.

Costs and Expenses. Total costs and expenses associated with our Colorado operations decreased $.8 million for the three months ended March 31, 2003 compared to the same period of 2002. The decrease of $0.6 million in costs and expenses attributable to the Lodge was primarily comprised of reductions in labor, slot participation costs, gaming tax and the elimination of management fees. The decrease of $0.2 million in costs and expenses attributable to the Gilpin was also primarily comprised of reductions in labor, slot participation, and gaming taxes.

Nevada

Results of operations for the three months ended March 31, 2003, compared to the pro forma three months ended March 31, 2002

As previously discussed, our Nevada operations consist of the Gold Dust, located in Reno, Nevada. The Gold Dust was acquired by BHWK on January 5, 2002. The property has 106 hotel rooms, which we offer to players, thereby enhancing their visit to the Reno area. The net revenues of the Gold Dust increased by $.3 million for the current three-month period over the comparable period of 2002. In September of 2001 we completed the installation of our slot player tracking system and we have been actively enrolling members into our slot players club. We believe this effort continues to increase play from our customers and accounts for the increase in our net revenues during the current quarter. Our costs and expenses increased by approximately $26,000 for the current three-month period compared to the comparable period of last year. As a result, our EBITDA at the Gold Dust for the first nine months of 2003 and 2002 is $1.4 million and $1.2 million respectively.

Louisiana

The Louisiana truck plaza video gaming properties consist of six truck plaza gaming facilities located in Louisiana and a share in the gaming revenues of an additional truck plaza. The acquisition dates of each of the respective truck stops are discussed previously.

Each truck plaza features a convenience store, fueling operations, a 24-hour restaurant and 50 video gaming devices (except for Lucky Magnolia Truck Stop and Casino which has 40 video gaming devices).

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

Results of operations for the three months ended March 31, 2003, compared to the pro forma three months ended March 31, 2002

Net revenues. The Louisiana truck plazas generated net revenues of $12.7 million for the three months ended March 31, 2003 compared to $10.0 million for the three months ended March 31, 2002. This increase is due to increased fuel sales and video poker revenue.

Costs and Expenses. The Louisiana truck plazas’ costs and expenses were $9.4 million and $7.2 million for the three months ended March 31, 2003 and 2002 respectively. The increase in costs and expenses are related primarily to costs associated with the increased fuel sales and video poker revenue.

Earnings Before Interest, Taxes, Depreciation and Amortization. The Louisiana truck plazas EBITDA was $3.3 million for the three months ended March 31, 2003 compared to $2.8 million for the same period in 2002, resulting in an increase in EBITDA of $.5 million.

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

Results of Operations for the three months ended March 31, 2003, compared to the pro forma three months ended March 31, 2002

Total Revenues. Colonial generated net revenues for the three months ended March 31, 2003 of $7.3 million compared to $6.9 million for the same period of 2002. The increase of total revenues of $.4 million, or 5%, is due primarily an increase in amounts wagered at Colonial’s off-track wagering facilities.

Costs and expenses. Colonial’s direct operating costs and expenses were $6.4 million for the three months ended March 31, 2003 compared to $6.0 million for the same period of 2002. Costs and expenses increased $.4 million, or 6%, for the three months ended March 31, 2003 from the same period of 2002. The cost increases were primarily due to the increase in costs associated with increased wagering and printing costs.

Earnings Before Interest, Taxes, Depreciation and Amortization. Colonial’s EBITDA was $.9 million for the three months ended March 31, 2003 and 2002 respectively.

Corporate Overhead

Costs and expenses. Corporate overhead costs and expenses decreased $3.9 million from $5.1 million in the three months ended March 31, 2002 to $1.2 million in the comparable period of 2003. The decrease is primarily attributable to transaction related non-recurring privatization costs and expenses of $4,162 which included a $3,165 charge related to the redemption of outstanding stock options of Black Hawk Gaming & Development Company, Inc. and $997 in accounting, legal and other expenses. These costs were offset by $0.3 million in increases attributable to charitable contributions of $0.1 million and additional accounting costs of $0.2 million.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. On February 8, 2002 we issued $125.0 million in 11 7/8 % senior secured notes due in 2009. The proceeds of these notes were used to finance our recent acquisitions and for working capital purposes. Substantially all of our debt bears interest at a fixed rate, except our $10,000 senior credit facility (which has $2,500 outstanding as of March 31, 2003), which bears interest at 1.75% above the prime rate published by Wells Fargo Bank, N.A.

If market interest rates increase, our cash requirements for interest on the senior credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior credit facility balance would also decrease.

The annual increase or decrease in cash requirements for Interest should market rates increase or decrease by 10% compared to interest rate levels at March 31, 2003 would be approximately $16 thousand.

We currently do not invest in derivative financial instruments, interest rate swaps or other similar investments to alter interest rate exposure

Item 4. Controls and Procedures.

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to March 31, 2003.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On May 25, 2001, a lawsuit was filed in The United States District Court for the District of Colorado (Case No. 01-D-0964) (MJW) by Central City, several casino operators located in Central City and others against the City of Black Hawk, the Black Hawk Gaming Association (formerly the Black Hawk Casino Owners Association) and several casino operators located in the City of Black Hawk, including Black Hawk. The suit alleges that the defendants caused economic harm to the plaintiffs by engaging in a conspiracy and scheme to harm competition, restrain trade and monopolize the gaming industry in the Gilpin County, Colorado market in violation of federal and state constitutional, statutory and common law. Also, the complaint alleges that starting in 1996 the City of Black Hawk began interfering in Central City’s plans to construct a road directly from Interstate 70 to Central City. The plaintiffs seek compensatory, treble and exemplary damages against the defendants in amounts to be proven at trial along with interest, costs and attorneys’ fees. According to news reports, on March 13, 2003, Central City’s city council voted to withdraw from the lawsuit. Central City has since sought to be dismissed from the lawsuit, but to date has not yet been dismissed. Also according to news reports, the remaining plaintiffs intend to continue the lawsuit. On March 26, 2003, the district court entered an order dismissing with prejudice the plaintiffs’ seventh, eighth, eleventh, twelfth and thirteenth claims for relief (i.e., the state common law claims and the claims under RICO and its Colorado statutory counterpart (COCCA)). The court set a further hearing on the motions to dismiss the state and federal antitrust claims, to be held June 13, 2003. We believe that this lawsuit is without merit and we intend to contest it vigorously. We are unable to reasonably estimate the amount or range of amounts, if any associated with this litigation. However, the Company does not believe the suit will result in any material liability.

In March 2003, Galactic Gaming, Inc., one of the Plaintiffs in Case No. 01-D-0964 (MJW), filed an action in District Court in Jefferson County, Colorado, Case No. 03CV0793, Division 7, against many of the same defendants as in Case No. 01-D-0964 (MJW), including Black Hawk Gaming. That state court action asserts state common law claims identical or virtually identical to those that were asserted and dismissed with prejudice in the federal action. Defendants have moved to dismiss the state court action on res judicata grounds. That motion is pending. We believe that this state court action is without merit and intend to contest it vigorously. We are unable to reasonably estimate the amount or range of amounts, if any associated with this litigation. However, the Company does not believe the suit will result in any material liability.

On June 25, 1999, a complaint against the Lodge and John Does 1-3 was filed by a casino operating downstream from these casinos. The complaint alleges, among other things, that the plaintiff is being damaged by subsurface water flows onto its property from the Lodge property and the properties of John Does 1-3. The Lodge has denied all liability and has turned the matter over to its insurance carrier for defense. The Company does not believe the suit has merit and will continue to defend against the allegations alleged by the plaintiff. We are unable to reasonably estimate the amount or range of amounts, if any associated with this litigation. However, the Company does not believe the suit will result in any material liability.

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

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are filed herewith or incorporated herein by reference to other filings with the Securities and Exchange Commission.

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

*21.1	Subsidiaries of Jacobs Entertainment, Inc.

99.1	Significant guarantor information.

99.2	Certification of Chief Executive Officer.

99.3	Certification of Chief Financial Officer.

*	Incorporated herein by reference from our registration statement on Form S-4 (SEC Registration No. 333-88242), Part II, Item 21, filed on May 14, 2002.

+	Incorporated herein by reference from Amendment No. 1 of our registration statement on Form S-4 (SEC Registration No. 333-88242), Part II, Item 21, filed on August 8, 2002.

(b)	No reports on Form 8-K were filed during the reporting period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACOBS ENTERTAINMENT, INC.
Registrant

Date: May 9, 2003	By:	/s/ JEFFREY P. JACOBS
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

Date: May 9, 2003

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

Date: May 9, 2003

/s/ STEPHEN R. ROARK
Stephen R. Roark, Chief Financial Officer