Form 10-Q
period 2003-06-30
JACOBS ENTERTAINMENT INC
filed 2003-08-13
CIK 1173284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 13, 2003

Common Stock, $.01 par value	1,500 shares

Jacobs Entertainment, Inc.

Index
June 30, 2003

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
June 30, 2003 and December 31, 2002
(Dollars In Thousands)

	June 30, 2003	December 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,319	$21,358
Restricted cash	3,699	1,395
Accounts receivable	1,428	1,456
Inventories	1,538	1,287
Prepaid expenses and other assets	3,128	1,907

Total current assets	27,112	27,403
PROPERTY, PLANT AND EQUIPMENT
Land and improvements	49,783	49,326
Building and improvements	114,495	106,163
Equipment, furniture and fixtures	28,617	26,081
Leasehold improvements	951	961

	193,846	182,531
ACCUMULATED DEPRECIATION	(22,817)	(19,081)

Property, plant and equipment, net	171,029	163,450
OTHER ASSETS:
Goodwill	26,773	26,838
Identifiable intangible assets	7,247	7,522
Other assets	9,416	11,013

TOTAL ASSETS	$241,577	$236,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$23,006	$22,055
Current portion of long-term debt and capital lease obligations	2,374	2,296

Total current liabilities	25,380	24,351
Long term debt and capital lease obligations	129,485	138,113
Long term debt - related parties	19,489	9,000

Total long-term debt	148,974	147,113
Total liabilities	174,354	171,464
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock $.01 par value; 1,500 shares authorized, issued and outstanding
Additional paid in capital	27,992	27,992
Retained earnings	39,231	36,770

Total stockholders’ equity	67,223	64,762

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$241,577	$236,226

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended June 30, 2003 and 2002
(Dollars In Thousands)

	For the Three Months Ended June 30,

	2003	2002

REVENUES:
Gaming:
Casino	$23,875	$24,917
Truck stop	5,962	5,528
Pari-mutuel	7,896	7,358
Food and beverage	4,201	3,835
Convenience store - Fuel	4,457	3,906
Convenience store - Other	892	882
Hotel	328	365
Other	874	246

Total revenues	48,485	47,037
Promotional allowances	(5,064)	(3,928)

Net revenues	43,421	43,109

COSTS AND EXPENSES:
Gaming:
Casino	7,591	7,927
Truck stop	3,231	2,572
Pari-mutuel	6,518	6,054
Food and beverage	3,541	3,752
Convenience store - Fuel	4,013	3,532
Convenience store - Other	1,075	1,193
Hotel	191	257
Marketing, general and administrative	9,258	8,947
Privatization and other non-recurring costs		69
Depreciation and amortization	2,219	2,307

Total costs and expenses	37,637	36,610

OPERATING INCOME	5,784	6,499
Interest income	16	22
Interest expense	(4,790)	(5,009)

NET INCOME	$1,010	$1,512

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30, 2003 and 2002
(Dollars In Thousands)

	For the Six Months Ended June 30,

	2003	2002

REVENUES:
Gaming:
Casino	$46,944	$34,758
Truck stop	12,540	10,570
Pari-mutuel	14,585	13,748
Food and beverage	7,873	5,369
Convenience store - Fuel	9,216	6,702
Convenience store - Other	1,720	1,588
Hotel	644	501
Other	1,457	1,066

Total revenues	94,979	74,302
Promotional allowances	(9,897)	(5,507)

Net revenues	85,082	68,795

COSTS AND EXPENSES:
Gaming:
Casino	14,772	10,907
Truck stop	6,332	4,732
Pari-mutuel	11,746	11,039
Food and beverage	6,743	5,165
Convenience store - Fuel	8,424	6,069
Convenience store - Other	2,038	2,072
Hotel	390	351
Marketing, general and administrative	18,122	13,163
Privatization and other non-recurring costs		524
Depreciation and amortization	4,370	3,710

Total costs and expenses	72,937	57,732

OPERATING INCOME	12,145	11,063
Interest income	25	110
Interest expense	(9,709)	(8,297)

INCOME BEFORE EQUITY IN LOSS OF INVESTMENTS AND MINORITY INTEREST	2,461	2,876
Equity in loss of investments - Black Hawk and Lodge		(1,980)
Minority interest in loss - Colonial		173

NET INCOME	$2,461	$1,069

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2003
(Dollars In Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total

	Shares	Amount*

BALANCES, JANUARY 1, 2003	1,500	$	$27,992	$36,770	$64,762
Net income				2,461	2,461

BALANCES, JUNE 30, 2003	1,500	$	$27,992	$39,231	$67,223

*	The par value amount of Jacobs Entertainment, Inc. common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 above due to rounding.

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003 and 2002
(Dollars In Thousands)

	Six Months Ended June 30,

	2003	2002

OPERATING ACTIVITIES:
Net income	$2,461	$1,069
Adjustments to reconcile net income to net cash provided by operating activites:
Equity in loss of investments		1,980
Gain on sale of assets	(2)
Minority interest in loss		(173)
Depreciation and amortization	4,370	3,710
Deferred financing cost amortization	676	417
Bond issue discount amortization	351	277
Changes in operating assets and liabilities, net of the effects of acquisitions:
Due from affiliate		(191)
Accounts receivable	28	(238)
Inventories	(251)	31
Prepaid expenses and other assets	(2,615)	5
Accounts payable and accrued expenses	(951)	314

Net cash provided by operating activies	4,067	7,201

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(9,572)	(876)
Proceeds from sale of equipment	22
Acquisitions, net of cash acquired:
Black Hawk Gaming		(85,428)
Colonial Downs		(4,644)
Truck stops		(13,929)

Net cash used in investing activities	(9,550)	(104,877)

FINANCING ACTIVITIES
Net proceeds from bond issuance		120,050
Payments to obtain financing	(49)	(5,861)
Proceeds from revolving line of credit	1,918
Payments on long term debt	(425)	(752)
Distribution to stockholders		(638)

Net cash provided by financing activities	1,444	112,799

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,039)	15,123
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	21,358	3,171

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,319	$18,294

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$9,152	$1,207

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
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

On February 22, 2002, JEI completed the acquisition of a 100% interest in entities in which Jacobs owned a full, majority, or minority interest.  The entities involved in the transactions and the accounting treatment for the components of the acquisitions are described below and in Note 4.

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

Colonial – Colonial owns and operates a horseracing track with three off-track wagering facilities and leases and operates a fourth off-track wagering facility in Virginia. On February 22, 2002, JEI acquired the remaining 56% of Colonial’s common stock for approximately $4,644, which was recorded using the purchase method of accounting for business combinations, and accordingly, 100% of Colonial’s operations are included in JEI’s results for the period subsequent to the acquisition date.

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

2.          SIGNIFICANT ACCOUNTING POLICES

Unaudited Consolidated Financial Statements – In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the financial position of the Company as of June 30, 2003 and December 31, 2002 and the results of its operations and cash flows for the three and six month periods ended June 30, 2003 and 2002. The accompanying unaudited consolidated financial statements include the various accounts of the Company after giving effect to the February 22, 2002 acquisitions as more fully described in Notes 1 and 4. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Reclassifications – Certain amounts have been reclassified within the 2002 financial statements to conform to the presentation used in 2003.

Recent Accounting Pronouncements

In April 2003 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”).  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  This Statement is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The Company adopted SFAS No. 149 on July 1, 2003, and the adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

In May 2003 the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”).  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted SFAS No. 150 on July 1, 2003, and the adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

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

3.          LONG TERM DEBT

On February 8, 2002, JEI completed a $125,000 private placement of 11 7/8% Senior Secured notes due 2009, with interest payable on each February 1 and August 1, with payments beginning August 1, 2002.  These notes were registered on October 15, 2002 under the Securities Act of 1933 in our exchange offering for identical notes (the “Notes”).  The Notes were issued at a 3.96% discount from their principal amount, resulting in a discount of $4,950, which is being amortized using the effective interest method over the expected life of the Notes. The proceeds of the Notes were primarily used to fund the acquisition of the common stock of the entities described in Notes 1 and 4, and to refinance certain debt of these entities in connection with the acquisitions. The Notes are secured by the assets and stock of, and are guaranteed by, the acquired entities.  JEI has no independent assets or operations, and the guarantees on the Notes are full and unconditional and joint and several.

Effective July 12, 2002, the Company entered into a $10,000 line of credit (“LOC”) agreement with Wells Fargo Foothill (formerly Foothill Capital Corporation), expiring July 12, 2007.  The LOC bears interest at the prime rate published by Wells Fargo Bank, plus 1.75%.  The LOC is collateralized by the land, buildings and related improvements of the Lodge and the Gilpin Hotel Casino.  The security interests under the terms of the LOC are contractually senior to the security for the Notes.

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

Acquired Intangible Assets

	As of June 30, 2003

	Gross Carrying Amount	Accumulated Amortization

Amortized Intangible assets
Revenue rights	$6,000	$180
Device use rights	2,046	619

Total	$8,046	$799

	Three months ended 6/30/2003	Six Months Ended 6/30/2003

Aggregate amortization expense	$132	$275
Estimated Amortization Expense
For year ended 12/31/04	$529
For year ended 12/31/05	529
For year ended 12/31/06	518
For year ended 12/31/07	126
For year ended 12/31/08	120
Thereafter	5,160

Total	$6,982

Assuming the transactions occurred at January 1, 2002, pro forma revenue and net income for the six-month period ended June 30, 2002 would have been as follows:

June 30, 2002

Net revenue	$83,587
Net income	$2,165

The pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions occurred at the beginning of each period presented.  The June 30, 2002 pro forma results include non-recurring charges related to stock options, derivative termination, and write-off of unamortized debt issuance costs at Black Hawk of $3,165, $2,655, and $1,543, respectively.

5.          SEGMENTS

As defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, the following segment information is presented after the elimination of inter-segment transactions.  JEI has four reportable segments (Colorado, Nevada, Virginia, and Louisiana) representing the states in which we operate our casinos, pari-mutuel and truck plaza/video poker facilities, respectively.  The Colorado operations consist of the Lodge and Gilpin casinos, and the Nevada operations consist of the

Gold Dust West casino.  The Virginia operations consist of the pari-mutuel operations and the Louisiana operations consist of the truck plaza / video poker facilities.  Each segment is managed separately because of the unique characteristics of geographic location, revenue stream, and customer base.  The accounting policies of the segments are the same as those described in Note 2.  The corporate operations represent all other revenues and expenses and they are also shown.

As of and for the Three Months Ended June 30, 2003
(Dollars In Thousands)

	Colorado		Nevada		Virginia		Louisiana	Total

Revenues
Gaming
Casino		$18,993		$4,882				$23,875
Truck stop							$5,962	5,962
Pari-mutuel						$7,896		7,896
Food and beverage		2,107		854		566	674	4,201
Convenience store - Fuel							4,457	4,457
Convenience store - Other							892	892
Hotel		196		132				328
Other		242		33		508	91	874

Total revenues		21,538		5,901		8,970	12,076	48,485
Promotional allowance		(3,840)		(956)			(268)	(5,064)

Net revenues		$17,698		$4,945		$8,970	$11,808	$43,421

Depreciation and amortization		$1,154		$304		$339	$394	2,193

Corporate adjustments and eliminations								28

Consolidated depreciation and amortization								$2,219

Operating income		$3,276		$1,295		$244	$2,037	6,852

Corporate adjustments and eliminations								(1,068)

Consolidated operating income								$5,784

Interest Income		$1	$			$10	$4	15

Corporate adjustments and eliminations								1

Consolidated interest income								$16

Interest expense		$2,606		$781		$73	$456	3,916

Corporate adjustments and eliminations								874

Consolidated interest expense								$4,790

Net income (loss)		$671		$514		$181	$1,585	2,951

Corporate adjustments and eliminations								(1,941)

Consolidated net income								$1,010

EBITDA (1)		$4,430		$1,599		$583	$2,431	9,045

Corporate adjustments and eliminations								(1,040)

Consolidated EBITDA								$8,003

Goodwill, net		$6,711		$8,836	$		$11,226	$26,773

Identifiable intangible assets	$		$		$		$7,247	$7,247

Property, plant and equipment, net		$87,830		$11,610		$54,486	$16,897	170,823

Corporate adjustments and eliminations								206

Consolidated net property, plant and equipment, net								$171,029

Total assets		$108,559		$24,164		$61,508	$43,266	237,497

Corporate adjustments and eliminations								4,080

Consolidated total assets								$241,577

Long-term debt		$79,710		$22,300		$2,223	$19,489	123,722

Corporate adjustments and eliminations								25,252

Consolidated total long-term debt								$148,974

As of and for the Six Months Ended June 30, 2003
(Dollars In Thousands)

	Colorado		Nevada		Virginia		Louisiana	Total

Revenues
Gaming
Casino		$37,158		$9,786				$46,944
Truck stop							$12,540	12,540
Pari-mutuel						$14,585	—	14,585
Food and beverage		3,985		1,652		887	1,349	7,873
Convenience store - Fuel							9,216	9,216
Convenience store - Other							1,720	1,720
Hotel		378		266				644
Other		359		56		835	207	1,457

Total revenues		41,880		11,760		16,307	25,032	94,979
Promotional allowance		(7,477)		(1,889)			(531)	(9,897)

Net revenues		$34,403		$9,871		$16,307	$24,501	$85,082

Depreciation and amortization		$2,258		$600		$671	$789	4,318

Corporate adjustments and eliminations								52

Consolidated depreciation and amortization								$4,370

Operating income		$6,331		$2,403		$813	$4,920	14,467

Corporate adjustments and eliminations								(2,322)

Consolidated operating income								$12,145

Interest Income		$2	$			$16	$5	23

Corporate adjustments and eliminations								2

Consolidated interest income								$25

Interest expense		$5,313		$1,562		$147	$945	7,967

Corporate adjustments and eliminations								1,742

Consolidated interest expense								$9,709

Net income (loss)		$1,020		$841		$682	$3,980	6,523

Corporate adjustments and eliminations								(4,062)

Consolidated net income								$2,461

EBITDA (1)		$8,589		$3,003		$1,484	$5,709	18,785

Corporate adjustments and eliminations								(2,270)

Consolidated EBITDA								$16,515

Goodwill, net		$6,711		$8,836	$		$11,226	$26,773

Identifiable intangible assets	$		$		$		$7,247	$7,247

Property, plant and equipment, net		$87,830		$11,610		$54,486	$16,897	170,823

Corporate adjustments and eliminations								206

Consolidated net property, plant and equipment, net								$171,029

Total assets		$108,559		$24,164		$61,508	$43,266	237,497

Corporate adjustments and eliminations								4,080

Consolidated total assets								$241,577

Long-term debt		$79,710		$22,300		$2,223	$19,489	123,722

Corporate adjustments and eliminations								25,252

Consolidated total long-term debt								$148,974

For the Three Months Ended June 30, 2002
(Balance Sheet data as of December 31, 2002)
(Dollars In Thousands)

	Colorado		Nevada		Virginia		Louisiana	Total

Revenues
Gaming
Casino		$20,485		$4,432				$24,917
Truck stop							$5,528	5,528
Pari-mutuel						$7,358		7,358
Food and beverage		1,921		700		917	297	3,835
Convenience store - Fuel							3,906	3,906
Convenience store - Other							882	882
Hotel		235		130				365
Other		165		20		(30)	91	246

Total revenues		22,806		5,282		8,245	10,704	47,037
Promotional allowance		(3,380)		(548)				(3,928)

Net revenues		$19,426		$4,734		$8,245	$10,704	$43,109

Depreciation and amortization		$1,245		$280		$436	$326	2,287

Corporate adjustments and eliminations								20

Consolidated depreciation and amortization								$2,307

Operating income		$4,409		$1,098		$119	$2,213	7,839

Corporate adjustments and eliminations								(1,340)

Consolidated operating income								$6,499

Interest Income		$7	$			$9	$3	19

Corporate adjustments and eliminations								3

Consolidated interest income								$22

Interest expense		$3,479		$738		$30	$508	4,755

Corporate adjustments and eliminations								254

Consolidated interest expense								$5,009

Net income		$937		$360		$98	$1,708	3,103

Corporate adjustments and eliminations								(1,591)

Consolidated net income								$1,512

EBITDA (1)		$5,654		$1,378		$555	$2,539	10,126

Corporate adjustments and eliminations								(1,320)

Consolidated EBITDA								$8,806

Goodwill, net		$6,765		$8,847	$		$11,226	$26,838

Identifiable intangible assets	$		$		$		$7,522	$7,522

Property, plant and equipment, net		$81,225		$11,804		$54,116	$16,072	163,217

Corporate adjustments and eliminations								233

Consolidated net property, plant and equipment, net								$163,450

Total assets		$113,416		$23,962		$57,478	$41,359	236,215

Corporate adjustments and eliminations								11

Consolidated total assets								$236,226

Long-term debt		$72,982		$22,300		$2,440	$19,489	117,211

Corporate adjustments and eliminations								29,902

Consolidated total long-term debt								$147,113

For the Six Months Ended June 30, 2002
(Balance Sheet data as of December 31, 2002)
(Dollars In Thousands)

	Colorado		Nevada		Virginia		Louisiana		Total

Revenues
Gaming
Casino		$28,522		$6,236					$34,758
Truck stop								$10,570	10,570
Pari-mutuel						$13,748			13,748
Food and beverage		2,711		998		734		926	5,369
Convenience store - Fuel								6,702	6,702
Convenience store - Other								1,588	1,588
Hotel		329		172					501
Other		219		28		689		130	1,066

Total revenues		31,781		7,434		15,171		19,916	74,302
Promotional allowance		(4,716)		(791)					(5,507)

Net revenues		$27,065		$6,643		$15,171		$19,916	$68,795

Depreciation and amortization		$1,750		$378		$873		$672	3,673

Corporate adjustments and eliminations									37

Consolidated depreciation and amortization									$3,710

Operating income		$5,424		$1,474		$636		$3,856	11,390

Corporate adjustments and eliminations									(327)

Consolidated operating income									$11,063

Interest Income		$9		$1		$16		$5	31

Corporate adjustments and eliminations									79

Consolidated interest income									$110

Interest expense		$3,993		$1,174		$506		$1,075	6,748

Corporate adjustments and eliminations									1,549

Consolidated interest expense									$8,297

Income (loss) before equity in loss of investments and minority interest in loss		$1,440		$301		$146		$2,786	4,673

Corporate adjustments and eliminations									$(1,797)

Consolidated total income before equity in loss of investments and minority interest in loss									$2,876

Equity in loss of investments		$(1,980)	$		$		$		$(1,980)

Minority Interest in loss - Colonial	$		$			$173	$		$173

Net income (loss)		$(540)		$301		$146		$2,786	2,693

Corporate adjustments and eliminations									(1,624)

Consolidated net income									$1,069

EBITDA (1)		$5,194		$1,852		$1,682		$4,528	13,256

Corporate adjustments and eliminations									(290)

Consolidated EBITDA									$12,966

Goodwill, net		$6,765		$8,847	$			$11,226	$26,838

Identifiable intangible assets	$		$		$			$7,522	$7,522

Property, plant and equipment, net		$81,225		$11,804		$54,116		$16,072	163,217

Corporate adjustments and eliminations									233

Consolidated net property, plant and equipment, net									$163,450

Total assets		$113,416		$23,962		$57,478		$41,359	236,215

Corporate adjustments and eliminations									11

Consolidated total assets									$236,226

Long-term debt		$72,982		$22,300		$2,440		$19,489	117,211

Corporate adjustments and eliminations									29,902

Consolidated total long-term debt									$147,113

(1)

EBITDA (earnings before interest, taxes, depreciation and amortization) is presented as supplemental information in the tables above and in the discussion of our operating results.  EBITDA can be reconciled directly to our consolidated net income by adding the amounts shown for depreciation, amortization, and interest. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net (loss) income, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows investors and management to evaluate and compare the Company’s operating results from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures.  Management internally evaluates the performance of its properties using EBITDA measures as do most analysts following the gaming industry.  EBITDA is also a component of certain financial covenants in the Company’s debt agreements.

6.          SIGNIFICANT SUBSIDIARY INFORMATION

For the period prior to the acquisition of Black Hawk on February 22, 2002, the Company accounted for its 32% interest in Black Hawk and its 25% interest in the Lodge using the equity method.  Condensed data for the period prior to the February 22, 2002 transaction is as follows:

	January 1 - February 22 2002

	Black Hawk	Lodge

Statements of Income
Revenues, net	$13,970	$8,658
Operating expenses	17,145	7,734

Operating income	(3,175)	924
Other Income	119
Interest expense, net	2,868	1,430

Loss before minority interest	(5,924)	(506)
Minority interest	126

Net loss	$(5,798)	$(506)

Equity in net loss of investment	$(1,854)	$(126)

7.          COMMITMENTS AND CONTINGENCIES

Colonial entered into a Management and Consulting Agreement, as amended (the “Management Agreement”), with Maryland-Virginia Racing Circuit, Inc. (the “Circuit”), an affiliate of the Maryland Jockey Club (“MJC”), to provide experienced management for the racetrack and off-track facilities and to create a Virginia-Maryland thoroughbred racing circuit.  Under the Management Agreement, MJC agrees to suspend live racing at their racetracks, Laurel Park and Pimlico Race Course, during Colonial’s live thoroughbred meets.  Parties to the Management Agreement also exchange simulcast signals for their live meets at no cost to either party.  The Circuit manages Colonial’s off-track facilities as well as the live standardbred and thoroughbred meets and provides certain personnel, at its expense, for the live thoroughbred meet.  For its services, the Circuit receives a management fee of 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in the Commonwealth of Virginia, excluding certain amounts specified in the Management Agreement (“Handle”), and 2.0% of all Handle in excess of $75 million per calendar year.  In February 2003, Colonial entered into an amendment to the Management Agreement pursuant to which the Circuit agreed to a management fee of 1.5% of Handle in excess of $125 million generated from the racetrack and its off-track facilities.  The Management Agreement will remain in effect until 2046, provided Colonial owns, controls, or operates the racetrack under its existing licenses.  At Colonial’s option, Colonial may terminate the Management Agreement any time after 2021 upon payment of a fee equal to 17 times the average management fee paid during the three years immediately preceding such termination.  Management fees incurred under the Management Agreement were approximately $499 and $458 during the three months ended June 30, 2003 and 2002, respectively, and approximately $930 and $862 during the six months ended June 30, 2003 and 2002, respectively.

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

See Item 1 “Legal Proceedings” in Part II of this report for information concerning certain legal actions to which the Company or its subsidiaries is a party.

On August 4, 2003 an initiative was filed with the state of Colorado proposing placement of a minimum of 500 Video Lottery Terminals (slot machines) in each of the five Colorado horse and dog tracks located in Denver, Loveland, Colorado Springs, and Pueblo.  The Company along with the casino industry intends to vigorously campaign against the initiative to be voted on November 4, 2003.  Should the proponents of the initiative be successful, the Company believes it would have a material impact on its financial statements.

The Company is involved in routine litigation arising in the ordinary course of business.  These matters are believed by the Company to be covered by appropriate insurance policies.

8.          RELATED PARTY TRANSACTIONS

The Company provides monthly management and accounting services to truck stops owned by an affiliate.  In addition, the affiliate purchases repair parts from the Company.  Total charges to the affiliate for management services and repair part purchases totaled $65 and $129 for the three and six months ended June 30, 2003.

As of June 30, 2003, the Company had recorded a receivable of $103 from the affiliate for management services and repair part purchases.

The Company is obligated on notes to Jacobs totaling $9,000, with interest only payable semi-annually at 12% per annum, and the principal amount due and payable on January 31, 2010.  These notes were issued in connection with the acquisition of the Louisiana truck stops.  Additionally, the Company is obligated on $10,489 of notes issued by the seller in connection with the acquisition of additional truck stops.  These notes are due in March 2009, bear interest at 8.5% payable semi-annually and are secured by land, buildings and related improvements of the Louisiana truck stops.  Jacobs acquired these notes from the seller of the truck stops on February 13, 2003 for $7,000.  The terms and conditions of the Notes acquired by Jacobs are identical to those described above.  As a result of this transaction, for tax purposes JEI will recognize taxable income (however, JEI will not recognize any financial statement income) in the form of a discharge of indebtedness of $3,489 representing the difference between the $10,489 seller notes and the acquisition price of $7,000, which will flow through JEI’s tax return to its shareholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This section discusses the results of our operations on a historical basis for the six month periods ended June, 30 2003 and 2002 followed by a discussion of our results of operations comparing actual results for the three and six months ended June 30, 2003 with actual results for the three month period ending June 30, 2002 and results prepared on a “pro forma basis” for the six month period ended June 30, 2002, beginning on page 24.  The pro forma information is provided to present the results of our operations as though the business combinations described herein had been completed at the beginning of each period presented. You should read the following discussions and analyses in conjunction with our audited consolidated financial statements as of December 31, 2002 included in our Form 10-K report filed with the Securities and Exchange Commission (“10-K Report”). Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties. In this regard, see the section “Risk Factors” in Item 1 of our 10-K Report.

          Historical information, other than revenues, may not necessarily be meaningful, as our cost structure, debt structure, capitalization, and the overall composition of our company following the transactions discussed herein and our Form 10-K Report have significantly changed subsequent to February 22, 2002. Further, the historical information should not necessarily be taken as a reliable indicator of our future performance due to the recent acquisitions.

Introduction

          On February 22, 2002, we completed a merger transaction, which was primarily funded by the proceeds from the issuance of $125 million in senior secured notes on February 8, 2002. These notes bear an 11 7/8% interest rate and are due in 2009. The principal components of the merger transaction are as follows:

          On February 22, 2002 Jeffrey P. Jacobs and The Richard E. Jacobs Revocable Trust contributed substantially all of their interests in Diversified Opportunities Group Ltd. (“Diversified”) and their combined 100% interest in Jalou II in exchange for 100% of the common stock of JEI. On the acquisition date, immediately prior to the acquisition of the publicly held shares of Black Hawk Gaming & Development Company, Inc. (“BHWK”) and Colonial Holdings, Inc. (“Colonial”) described below, Diversified owned 100% of Jalou L.L.C., approximately 44% of Colonial, approximately 32% of BHWK, and a 25% interest in the Lodge Casino at Black Hawk (the “Lodge”) (of which the remaining 75% was owned by BHWK). The exchange of JEI shares for the interests of Diversified and Jalou II was accounted for as a combination of entities under common control, which is similar to the pooling of interests method of accounting for business combinations. The results of operations of Diversified and Jalou II are presented in the JEI income statement as though this transaction had been completed at the beginning of the earliest year presented.

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

          As a result of the acquisition and privatization of the entities described above, the number of our subsidiaries and investments has significantly increased at various times during the six month period ended June 30, 2002 and we have experienced a number of changes affecting the comparability of the six month period covered in these discussions.

Comparison of the historical operations for the six months ended June 30, 2003 to the six months ended June 30, 2002

          For the six months ended June 30, 2003 the consolidated statement of income of Jacobs Entertainment, Inc. included 100% of the operations of its subsidiaries.  For the six months ended June 30, 2002, however, the consolidated statement of income of JEI consists of the following:

a.

The consolidated operations of Colonial for the period from January 1, 2002 through February 22, 2002, reduced by the 56% minority interest in earnings reflecting the earnings attributable to the common stock of Colonial not owned prior to the acquisition of the minority interest on February 22, 2002 (affiliates of JEI owned a controlling financial interest through a majority voting interest of over fifty percent of the outstanding voting shares of Colonial); plus

b.	All of the operations of Colonial for the period from February 22, 2002 through June 30, 2002 because of the acquisition of the minority interest on February 22, 2002; plus

c.	All of the operations of Jalou LLC attributable to Houma and an interest in the gaming revenues of Cash’s for the entire six months ended June 30, 2002; plus
d.	All of the operations of Jalou II attributable to the Winner’s Choice for the entire six months ended June 30, 2002; plus
e.	All of the operations of Jalou LLC attributable to Lucky Magnolia and Bayou Vista for the period from their January 11, 2002 acquisition date through June 30, 2002; plus
f.	All of the operations of Jalou II attributable to Colonel’s for the period from its January 11, 2002 acquisition date through June 30, 2002; plus
g.	All of the operations of Jalou LLC attributable to Raceland from its February 22, 2002 acquisition date through June 30, 2002; plus
h.	25% of the equity in earnings of the Lodge for the period from January 1, 2002 through February 22, 2002; plus
i.	32% of the equity in earnings of BHWK for the period from January 1, 2002 through February 22, 2002; plus
j.	100% of the operations of BHWK (which includes the Lodge) for the period from February 22, 2002 through June 30, 2002 because of the acquisition of the remaining shares on February 22, 2002.

                   As illustrated by the differing entities and periods covered by the various transactions discussed above, a comparison between the six month periods on a historical basis is difficult.

                A summary of our consolidated operating results for the three and six months ended June 30, 2003 and 2002 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,

	2003		2002		2003		2002

Net revenue:
Gaming-Casinos		$27,207		$28,303		$54,221	$41,608
Gaming-Pari-mutuel		7,896		7,358		14,585	13,748
Other		8,318		7,448		16,276	13,439

Total net revenue		$43,421		$43,109		$85,082	$68,795

Operating income		$5,784		$6,499		$12,145	$11,063

Interest expense		$4,790		$5,009		$9,709	$8,297

Equity in loss of investments-
Black Hawk and the Lodge	$		$		$		$(1,980)

Minority interest in loss-Colonial	$		$		$		$173

Net income		$1,010		$1,512		$2,461	$1,069

          The following discussion presents an analysis of the historical results of our operations for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002.

          The consolidated statement of income of Jacobs Entertainment, Inc. for the three month periods ending June 30, 2003 and 2002 includes 100% of the operations of its subsidiaries.

          Gaming-Casinos Net Revenue.  The decrease in Casino Gaming revenue is primarily attributable to a decrease in our Colorado operations of $1,759 offset by an increase in our Nevada operation of $228 and an increase in our Louisiana operations of $435.  The decrease in our Colorado operations is due to increasing competition, negative market growth, and construction impact on the Gilpin.  Nevada operations have continued to improve with the successful utilization of the slot player tracking system installed September 2001.  Our Louisiana video poker operations continue to improve with increased and on-going marketing efforts.

          Gaming –Pari mutuel Net Revenue.     Our Virginia operations generated additional net revenues for the three months ended June 30, 2003 as compared to the same period of 2002 due primarily to an increase in amounts wagered at Colonial’s off-track wagering facilities and an additional 8 days of live racing in the current period.

          Other Net Revenue.  Other net revenue is up primarily due to an increase in fuel sales and net food and beverage sales at our Lousiana operations.

          Operating Income.  The decrease in operating income is primarily a result of increased truck stop costs and expenses of $659, increased pari-mutuel costs of $464, increased fuel costs of $481, and marketing, general and aministration of $311.  These increases were offset by a decrease in casino operations of $336, convenience store costs of $118, food and beverage costs of $211. hotel operations of $66, privatization costs of $69 and other misc. costs of $88.

          Interest Expense. Interest expense is down approximately $219 for the three month period ended June 30, 2003 as compared to the three months ended June 30, 2002.  The decrease is primarily due to capitalization of interest associated to the expansion project at the Gilpin Hotel Casino.

          The overall composition of our financial position and the results of our operations have significantly changed for the six month period ended June 30, 2003 as compared to the six month period ended June 30, 2002. The changes are primarily attributable to the following factors:

•

The 2003 results include 100% of Colonial’s operations.  The 2002 results include 100% of Colonial’s operations for the period following the February 22, 2002 acquisition date plus 100% of operations reduced by the 56% minority interest prior to that date in 2002 (which existed until the February 22, 2002 acquisition date). We will no longer record minority interest for the results of operations subsequent to February 22, 2002 because we own 100% of Colonial as of that date. The comparability of pari-mutuel revenues is not impacted by the acquisition of stock from the minority shareholders because Colonial’s results were also consolidated in 2002. Furthermore, the increase in our six months ended June 30, 2003 pari-mutuel revenue from the six months period ended June 30, 2002 is due primarily to increased wagering at Colonial’s off-track wagering facilities.

•

The 2003 results include 100% of BHWK’s revenues, compared to the same period in 2002 where results include 100% of BHWK’s revenues for the period from the February 22, 2002 acquisition date through June 30, 2002.  For the period prior to the February 22, 2002 acquisition, BHWK’s and the Lodge’s results were included as a component of equity in loss of investments.  Subsequent to the February 22, 2002 transaction we no longer record “equity in loss of investments” relative to BHWK and the Lodge because we now own 100% of BHWK, which includes the Lodge. Therefore, our equity in loss of investments of approximately $2.0 million for the six months ended June 30, 2002 is not comparable to the consolidated results shown in the current six-month period.  The equity in loss of investments for the six-month period ending June 30, 2002 was primarily the result of the write off of various costs and expenses of BHWK relating to our acquisition of the remaining outstanding shares on February 22, 2002.  See Note 4 in the accompanying notes to the unaudited consolidated financial statements for a further description of these costs.

•

In addition to gaming revenue for BHWK for the current six-month period, the 2003 gaming-casino revenue also includes video poker revenue for the seven truck stop locations for the entire six-month period, whereas the 2002 results include only 3 locations for the entire six-month period, 3 locations from their January 11, 2002 acquisition date through June 30, 2002, and 1 location from its February 22, 2002 acquisition date through June 30, 2002.

•

Other revenue in 2003 is primarily comprised of sales from the convenience store, fuel and restaurant operations located in the seven truck stop facilities that we owned for the full six month period in 2003 combined with food, beverage, and hotel revenues of BHWK for the full six month period ended 2003.  Other revenue in the six month period ended 2002 consisted of similar revenues from three truck stops for the full six month period, three truck stops for the period from their acquisition on January 11, 2002 through June 30, 2002, one truck stop from its acquisition date of February 22, 2002 through June 30, 2002 and food, beverage, and hotel revenues from our three casinos subsequent to February 22, 2002 through June 30, 2002 (recall that all casino operations were included as a component of equity in (loss) earnings for periods prior to the February 22, 2002 acquisition date).

•

Interest expense in 2003 includes, among other debt, two full quarters of interest related to our $125.0 million debt offering as compared to 2002, which only included interest charges from February 8, 2002 to June 30, 2002.

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

          At June 30, 2003, after giving effect to the recent acquisitions, cash and cash equivalents are approximately $17.3 million. Our total debt approximates $151.3 million.

          We entered into a new $10 million senior credit facility on July 12, 2002. The trustee under the indenture of the senior secured notes executed an intercreditor agreement with the lender under the senior credit facility, which, among other things, subordinated some of the liens securing the senior secured notes and the guarantees to the indebtedness under the senior credit facility. The senior credit facility carries an interest rate of 1.75% above the prime rate and expires in July 2007.  At June 30, 2003, $1,918 was outstanding on the senior credit facility.

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

          We believe that our cash flow from operations, cash and cash equivalents and our senior credit facility of $10 million discussed above will be adequate to meet our debt service obligations as well as our capital expenditure requirements for the next twelve months. However, we can give no assurance that these sources of cash will be sufficient to enable us to do so. Further, in addition to our normal capital expenditure requirements, we began a $6.0 million expansion of the Gilpin in the third quarter of 2002 (we opened the renovated Gilpin on June 24, 2003), and we anticipate that we will pursue the acquisition of other properties and engage in new development opportunities.  However, we may need to enter into new financing arrangements and raise additional capital in the future if we are unable to sustain our current operations. Our ability to incur additional debt is further restricted by the terms and covenants of our senior secured notes. We can give no assurance that we will be able to raise capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, and heighten the related risks we currently face.

          We also face the risk that there could be a decline in the demand for our products and services, which would reduce our ability to generate funds from operations such as the video lottery terminals initiative described on Page 16. While we believe our cash flows are geographically diverse, at present we do have a significant concentration of cash flows generated in the Black Hawk gaming market. Should the Black Hawk market decline or become saturated or should the competition erode our market share, we would suffer a decline in the available funds generated from operations. If this were to occur, there exists the possibility that our credit rating could be downgraded, which would further reduce our ability to access the capital markets and obtain additional or alternative financing.  See the section “Risk Factors” in Item I of our 10-K Report.

The following table provides disclosure concerning JEI’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of June 30, 2003.

(In Thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt (1)	$151,348	$2,374	$4,994	$3,066	$140,914
Operating Leases (2)	12,531	1,461	940	630	9,500
Other Long-Term Obligations (3)	5,440	476	952	952	3,060

Total Contractual Cash Obligations	$169,319	$4,311	$6,886	$4,648	$153,474

(1)

Long-term debt includes amounts owing under the terms of the Notes, the Senior Credit Facility, the Black Hawk special assessment bonds, indebtedness of Colonial Holdings, the existing and new Louisiana Properties’ seller notes, (acquired by an affiliate in 2003 see Note 8), and the subordinated debt to affiliate.

(2)	Operating leases include a land and warehouse lease for the Gold Dust in Reno, Nevada, as well as other leases for property and equipment.

(3)

Other long-term obligations include the commitment of our truck stop operations to pay $1 per video poker machine per day, plus $1,000 per machine annually in licensing to an outside party to maintain our video poker machines in our truck stop premises.  Other long-term obligations also include amounts payable under employment contracts described in our Form 10-K Report.

In addition, we have the following commitments and obligations:

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

Pro Forma Results of Operations

          The following pro forma information is provided to present the results of operations as though the business combinations described above had been completed at the beginning of the six month period ended June 30, 2002 as compared to actual results for the period ended June 30, 2003. The information presented is by each segment in which we have operations and presents our EBITDA (earnings before interest, taxes, depreciation and amortization).  Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows investors and management to evaluate and compare the Company’s operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures.  Management internally evaluates the performance of its properties using EBITDA measures as do most analysts following the gaming industry.  EBITDA is also a component of certain financial covenants in the

Company’s debt agreements.  EBITDA is presented as a supplement in the tables below and in the discussion of our operating results. EBITDA can be reconciled directly to our consolidated net income by adding the amounts shown for depreciation, amortization, and interest.  This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. The components of operations presented below differ from the analysis provided above for actual results as the composition of the company has changed due to the transactions occurring during the first quarter of 2002. The following presentations reflect 100% of the operations for all entities for the respective three and six month periods and, therefore, management believes this represents the most appropriate method of presenting the true operating performance capabilities of the combined operations of the entities involved.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003 Actual	2002 Actual	2003 Actual	2002 Pro forma

NET REVENUE
Colorado	$17,698	$19,426	$34,403	$38,282
Nevada	4,945	4,734	9,871	9,396
Louisiana	11,808	10,704	24,501	20,723
Virginia	8,970	8,245	16,307	15,186

Total net revenue	$43,421	$43,109	$85,082	$83,587

COSTS AND EXPENSES
Colorado	$13,268	$13,772	$25,815	$27,177
Nevada	3,346	3,356	6,869	6,853
Louisiana	9,377	8,165	18,792	15,379
Virginia	8,387	7,690	14,823	13,699
Net corporate overhead	1,040	1,320	2,268	6,391

Total costs and expenses	$35,418	$34,303	$68,567	$69,499

EBITDA
Colorado	$4,430	$5,654	$8,588	$11,105
Nevada	1,599	1,378	3,002	2,543
Louisiana	2,431	2,539	5,709	5,344
Virginia	583	555	1,484	1,487
Net corporate overhead	(1,040)	(1,320)	(2,268)	(6,391)

EBITDA	$8,003	$8,806	$16,515	$14,088

          The following table sets forth a reconciliation of EBITDA, a non-GAAP financial measure to net income, a GAAP financial measure.

Reconciliation of EBITDA to net income

Three months ended June 30, 2003	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income

Colorado	$4,430	$1,155	$1	$2,606	$670
Nevada	1,599	305		781	513
Louisiana	2,431	394	4	456	1,585
Virginia	583	339	10	73	181
Corporate overhead	(1,040)	26	1	874	(1,939)

TOTAL	$8,003	$2,219	$16	$4,790	$1,010

Three months ended June 30, 2002	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income

Colorado	$5,654	$1,245	$7	$3,479	$937
Nevada	1,378	280		738	360
Louisiana	2,539	326	3	508	1,708
Virginia	555	436	9	30	98
Corporate overhead	(1,320)	20	3	254	(1,591)

TOTAL	$8,806	$2,307	$22	$5,009	$1,512

Six months ended June 30, 2003	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income

Colorado	$8,588	$2,258	$2	$5,313	$1,019
Nevada	3,002	600		1,562	840
Louisiana	5,709	789	5	945	3,980
Virginia	1,484	671	16	147	682
Corporate overhead	(2,268)	52	2	1,742	(4,060)

TOTAL	$16,515	$4,370	$25	$9,709	$2,461

Six months ended June 30, 2002	EBITDA Pro forma	Depreciation and Amortization Pro forma	Interest Income Pro forma	Interest Expense Pro forma	Net Income Pro forma

Colorado	$11,105	$1,750	$9	$3,993	$5,371
Nevada	2,543	378	1	1,174	992
Louisiana	5,344	672	5	1,101	3,576
Virginia	1,487	873	16	506	124
Corporate overhead	(6,391)	37	79	1,549	(7,898)

TOTAL	$14,088	$3,710	$110	$8,323	$2,165

          Previously reported pro forma adjusted EBITDA for the six month period ending June 30, 2002 has been re-characterized as pro forma EBITDA resulting in the following changes in the current presentation of that period:

•

Colorado costs and expenses have been increased by management fees incurred in the amount of $227 for the period January 1, 2002 through February 22, 2002.  No management fees were incurred during the three and six month period ended June 30, 2003.

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

          A summary of the net revenue, costs and expenses and EBITDA of our Colorado properties is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002 Pro forma

Net revenues
Lodge	$14,123	$14,653	$27,361	$29,233
Gilpin	3,575	4,773	7,042	9,049

Total net revenues	17,698	19,426	34,403	38,282
Costs and expenses
Lodge	9,969	10,119	19,414	20,171
Gilpin	3,299	3,653	6,401	7,006

Total costs and expenses	13,268	13,772	25,815	27,177
EBITDA
Lodge	4,154	4,534	7,947	9,062
Gilpin	276	1,120	641	2,043

EBITDA	$4,430	$5,654	$8,588	$11,105

          The following table sets forth a reconciliation of EBITDA, a non-GAAP financial measure to net income (loss), a GAAP financial measure.

Three months ended June 30, 2003	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income

Lodge	$4,154	$824	$1	$2,035	$1,296
Gilpin	276	331		571	(626)

TOTAL	$4,430	$1,155	$1	$2,606	$670

Three months ended June 30, 2002	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income

Lodge	$4,534	$966	$5	$1,301	$2,272
Gilpin	1,120	278	2	231	613

TOTAL	$5,654	$1,244	$7	$1,532	$2,885

Six months ended June 30, 2003	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income

Lodge	$7,947	$1,635	$1	$4,174	$2,139
Gilpin	641	623	1	1,139	(1,120)

TOTAL	$4,158	$2,258	$2	$5,313	$1,019

Pro forma Six months ended June 30, 2002	EBITDA Pro forma	Depreciation and Amortization Pro forma	Interest Income Pro forma	Interest Expense Pro forma	Net Income Pro forma

Lodge	$9,062	$2,687	$14	$3,177	$3,212
Gilpin	2,043	1,003	5	555	490

TOTAL	$11,105	$3,690	$19	$3,732	$3,702

          Increased Competition in the Black Hawk Market

          The competitive aspects of the market in Black Hawk continue to be a significant factor in our operations.  Approximately 1,550 machines entered the market in 2000 with an additional 1,050 parking spaces.  Further, in December of 2001 another property entered the market and opened with 1,320 devices and parking for 850 cars.

          As a result of the increased level of development activity in Black Hawk over the last two years, there were approximately 9,600 gaming devices in the City at June 30, 2003.  At June 30, 2003, we had approximately 1,300 devices in this market (900 at the Lodge and 400 at the Gilpin), which represented 14% of the total devices in the Black Hawk market.

Results of operations for the three months ended June 30, 2003 compared to the three months ended June 30, 2002

          Net Revenues. The decrease in net revenues of our Colorado operations is attributable to a reduction in net revenue at the Gilpin of approximately $1.2 million or 25% and $0.5 million or 3.6% at the Lodge.  Colorado’s operations have been impacted by increased competition during negative market growth in the three month period ended June 30, 2003.  In addition, we completed the approximate $6.0 million expansion for the Gilpin on June 24, 2003, which construction began during the third quarter of 2002.  While we believe this expansion will provide a more competitive single floor casino environment and enable us to more effectively compete with the newer and larger properties in the market, our revenues were negatively impacted during construction period.

          Costs and Expenses.  Total costs and expenses associated with our Colorado operations decreased $0.5 million for the three months ended June 30, 2003 compared to the same period of 2002. The decrease of $0.1 million in costs and expenses attributable to the Lodge was primarily comprised of reductions in labor, slot participation costs, gaming tax and the elimination of management fees.  The decrease of $0.4 million in costs and expenses attributable to the Gilpin was also primarily comprised of reductions in labor, slot participation, and gaming taxes.

          Nevada

Results of operations for the three months ended June 30, 2003, compared to the three months ended June 30, 2002

          As previously discussed, our Nevada operations consist of the Gold Dust, located in Reno, Nevada. The Gold Dust was acquired by BHWK on January 5, 2001. The property has 106 hotel rooms, which we offer to players, thereby enhancing their visit to the Reno area. The net revenues of the Gold Dust increased by $0.2 million for the current three-month period as compared to the same period of 2002. In September of 2001 we completed the installation of our slot player tracking system and we have been actively enrolling members into our slot players club. We believe this effort continues to increase play from our customers and accounts for the increase in our net revenues during the current quarter.  Our costs and expenses were $3.3 million for the three-months ending June 30, 2003 and 2002.  As a result, our EBITDA at the Gold Dust for the three months ended June 30, 2003 and 2002 was $1.6 million and $1.4 million respectively.

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

Results of operations for the three months ended June 30, 2003, compared to the three months ended June 30, 2002

          Net revenues.   The Louisiana truck plazas generated net revenues of $11.8 million for the three months ended June 30, 2003 compared to $10.7 million for the three months ended June 30, 2002. This increase is due to increased fuel sales and video poker revenue.

          Costs and Expenses.   The Louisiana truck plazas’ costs and expenses were $9.4 million and $8.2 million for the three months ended June 30, 2003 and 2002 respectively.  The increase in costs and expenses are related primarily to costs associated with the increased fuel sales and video poker revenue.

          Earnings Before Interest, Taxes, Depreciation and Amortization.   The Louisiana truck plazas EBITDA was $2.4 million for the three months ended June 30, 2003 compared to $2.5 million for the same period in 2002, resulting in an decrease in EBITDA of $.1 million.

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

Results of Operations for the three months ended June 30, 2003, compared to the three months ended June 30, 2002

          Total Revenues.   Colonial generated net revenues for the three months ended June 30, 2003 of $8.97 million compared to $8.2 million for the same period of 2002. The increase of total revenues of $.77 million, or 9%, is due primarily an increase in amounts wagered at Colonial’s off-track wagering facilities.

          Costs and expenses.   Colonial’s direct operating costs and expenses were $8.4 million for the three months ended June 30, 2003 compared to $7.7 million for the same period of 2002. Costs and expenses increased $.7 million, or 9.5%, for the three months ended June 31, 2003 from the same period of 2002.  The cost increases were primarily due to the increase in costs associated with increased wagering and printing costs.

          Earnings Before Interest, Taxes, Depreciation and Amortization.   Colonial’s EBITDA was $.6 million for the three months ended June 30, 2003 and 2002 respectively.

          Corporate Overhead

               Costs and expenses.   Corporate overhead cost and expenses decreased $.2 million from $1.3 million in the three months ended June 30, 2002 to $1.0 million in the comparable period of 2003.  Generally, this reduction was the result of an overall reduction in costs and expenses in several categories.

Results of operations for the six months ended June 30, 2003 compared to the pro forma six months ended June 30, 2002

               Colorado

          Net Revenues. The decrease in net revenues of our Colorado operations is attributable to a reduction in net revenue at the Gilpin of approximately $2.0 million or 22.2% and $1.9 million or 6.4% at the Lodge.  Colorado’s operations have been impacted by increased competition during negative market growth in the first six months of 2003.  In addition, on June 24, 2003 we completed our $6.0 million expansion for the Gilpin, which commenced during the third quarter of 2002. While we believe this expansion will provide a more competitive single floor casino environment and enable us to more effectively compete with the newer and larger properties in the market, our revenues were negatively impacted during construction.

          Costs and Expenses.  Total costs and expenses associated with our Colorado operations decreased $.1.4 million for the six months ended June 30, 2003 compared to the same period of 2002. The decrease of $0.8 million in costs and expenses attributable to the Lodge was primarily comprised of reductions in labor, slot participation costs, gaming tax and the elimination of management fees.  The decrease of $0.6 million in costs and expenses attributable to the Gilpin was also primarily comprised of reductions in labor, slot participation, and gaming taxes.

          Nevada

Results of operations for the six months ended June 30, 2003, compared to the pro forma six months ended June 30, 2002

          As previously discussed, our Nevada operations consist of the Gold Dust, located in Reno, Nevada. The Gold Dust was acquired by BHWK on January 5, 2001. The property has 106 hotel rooms, which we offer to players, thereby enhancing their visit to the Reno area. The net revenues of the Gold Dust increased by $.5 million for the current six-month period over the same period of 2002. In September of 2001 we completed the installation of our slot player tracking system and we have been actively enrolling members into our slot players club. We believe this effort continues to increase play from our customers and accounts for the increase in our net revenues during the current quarter.  Our costs and expenses were $6.9 million for the six months ended June 30, 2003 and 2002.  As a result, our EBITDA at the Gold Dust for the first six months of 2003 and 2002 is $3.0 million and $2.5 million respectively.

          Louisiana

Results of operations for the six months ended June 30, 2003, compared to the pro forma six months ended June 30, 2002

          Net revenues.   The Louisiana truck plazas generated net revenues of $24.5 million for the six months ended June 30, 2003 compared to $20.7 million for the six months ended June 30, 2002. This increase is due to increased fuel sales and video poker revenue.

          Costs and Expenses.   The Louisiana truck plazas’ costs and expenses were $18.8 million and $15.4 million for the six months ended June 30, 2003 and 2002 respectively.  The increase in costs and expenses are related primarily to costs associated with the increased fuel sales and video poker revenue.

          Earnings Before Interest, Taxes, Depreciation and Amortization.   The Louisiana truck plazas EBITDA was $5.7 million for the six months ended June 30, 2003 compared to $5.3 million for the same period in 2002, resulting in an increase in EBITDA of $.4 million.

          Virginia

Results of Operations for the six months ended June 30, 2003, compared to the pro forma six months ended June 30, 2002

          Total Revenues.   Colonial generated net revenues for the six months ended June 30, 2003 of $16.3 million compared to $15.2 million for the same period of 2002. The increase of total revenues of $1.1 million, or 7%, is due primarily an increase in amounts wagered at Colonial’s off-track wagering facilities.

          Costs and expenses.   Colonial’s direct operating costs and expenses were $14.8 million for the six months ended June 30, 2003 compared to $13.7 million for the same period of 2002. Costs and expenses increased $1.1 million, or 8%, for the six months ended June 31, 2003 from the same period of 2002.  The cost increases were primarily due to the increase in costs associated with increased wagering and printing costs.

          Earnings Before Interest, Taxes, Depreciation and Amortization.   Colonial’s EBITDA was $1.5 million for the six months ended June 30, 2003 and 2002 respectively.

          Corporate Overhead

               Costs and expenses.   Corporate overhead cost and expenses decreased $4.1 million from $6.4 million in the six months ended June 30, 2002 to $2.3 million in the comparable period of 2003.  The decrease is primarily attributable to transaction related non-recurring privatization costs and expenses of  $4,162 which included a $3,165 charge related to the redemption of outstanding stock options of Black Hawk Gaming & Development Company, Inc. and $997 in accounting, legal and other expenses.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

Market Risk

          Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices.  On February 8, 2002 we issued $125.0 million in 11 7/8 % senior secured notes due in 2009. The proceeds of these notes were used to finance our recent acquisitions and for working capital purposes.  Substantially all of our debt bears interest at a fixed rate, except our $10,000 senior credit facility (which has $1,918 outstanding as of March 31, 2003), which bears interest at 1.75% above the prime rate published by Wells Fargo Bank, N.A.

          If market interest rates increase, our cash requirements for interest on the senior credit facility balance would also increase.  Conversely, if market interest rates decrease, our cash requirements for interest on the senior credit facility balance would also decrease.

          The annual increase or decrease in cash requirements for interest should market rates increase or decrease by 10% compared to interest rate levels at June 30, 2003 would be $12 thousand.

We currently do not invest in derivative financial instruments, interest rate swaps or other similar investments to alter interest rate exposure

Item 4.  Controls and Procedures.

          As of June 30, 2003, an evaluation was performed under the supervision and with the participation of Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to June 30, 2003.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

On May 25, 2001, a lawsuit was filed in the United States District Court for the District of Colorado (Case No. 01-D-0964) by Central City, several casino operators located in Central City and others against the City of Black Hawk, the Black Hawk Gaming Association (formerly the Black Hawk Casino Owners Association) and several casino operators located in the City of Black Hawk, including Black Hawk Gaming.  The suit alleges that the defendants caused economic harm to the plaintiffs by engaging in a conspiracy and scheme to harm competition, restrain trade and monopolize the gaming industry in the Gilpin County, Colorado market in violation of federal and state constitutional, statutory and common law.  Also, the complaint alleges that starting in 1996, the City of Black Hawk began interfering with Central City’s plans to construct a road directly from Interstate 70 to Central City.  The plaintiffs seek compensatory, treble and exemplary damages against the defendants in amounts to be proven at trial along with interest, costs and attorneys’ fees.  In March 2003, Central City’s city council voted to withdraw from the lawsuit.  Central City has since been dismissed from the lawsuit.  The remaining plaintiffs have continued to pursue the lawsuit.  On March 26, 2003, the district court entered an order dismissing with prejudice the plaintiffs’ seventh, eighth, eleventh, twelfth and thirteenth claims for relief (i.e., the state common law claims and the claims under RICO and its Colorado statutory counterpart (COCCA)).  The court set a further hearing on the motions to dismiss the state and federal antitrust claims, to be held August 28, 2003.  We believe that this lawsuit is without merit and we intend to contest it vigorously.  We are unable to reasonably estimate the amount or range of amounts, if any associated with this litigation.  However, the Company does not believe the suit will result in any material liability.

In March 2003, Galactic Gaming, Inc., one of the Plaintiffs in Case No. 01-D-0964  (MJW), filed an action in District Court in Jefferson County, Colorado, Case No. 03CV0793, Division 7, against many of the same defendants as in Case No. 01-D-0964 (MJW), including Black Hawk Gaming.  That Jefferson County action asserted state common law claims identical or virtually identical to those that were asserted and dismissed with prejudice in the federal action.  Plaintiff moved for voluntary dismissal and on July 16, 2003, the Jefferson County district court dismissed the action without prejudice.  At this time, we do not believe that plaintiff will attempt to reassert this action.

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

*21.1	Subsidiaries of Jacobs Entertainment, Inc.
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Significant guarantor information.**

*	Incorporated herein by reference from our registration statement on Form S-4 (SEC Registration No. 333-88242), Part II, Item 21, filed on May 14, 2002.

+	Incorporated herein by reference from Amendment No. 1 of our registration statement on Form S-4 (SEC Registration No. 333-88242), Part II, Item 21, filed on August 8, 2002.

**	Filed herewith.

(b) No reports on Form 8-K were filed during the reporting period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACOBS ENTERTAINMENT, INC.

Registrant

Date: August 13, 2003	By:	/s/ JEFFREY P. JACOBS

Jeffrey P. Jacobs, Chief Executive Officer and Chairman of the Board of Directors

/s/ STEPHEN R. ROARK

Stephen R. Roark, Chief Financial Officer