Form 10-Q
period 2003-09-30
JACOBS ENTERTAINMENT INC
filed 2003-11-07
CIK 1173284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 7, 2003
Common Stock, $.01 par value	1,500 shares

Jacobs Entertainment, Inc.

Index

September 30, 2003

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

September 30, 2003 and December 31, 2002

(Dollars In Thousands)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,099	$21,358
Restricted cash	2,167	1,395
Accounts receivable	2,514	1,456
Inventories	1,294	1,287
Prepaid expenses and other assets	2,645	1,907

Total current assets	24,719	27,403
PROPERTY, PLANT AND EQUIPMENT
Land and improvements	49,783	49,326
Building and improvements	115,814	106,163
Equipment, furniture and fixtures	29,691	26,081
Leasehold improvements	1,179	961

	196,467	182,531
ACCUMULATED DEPRECIATION	(24,967)	(19,081)

Property, plant and equipment, net	171,500	163,450
OTHER ASSETS:
Goodwill	26,773	26,838
Identifiable intangible assets	7,114	7,522
Other assets	9,045	11,013

TOTAL ASSETS	$239,151	$236,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$19,400	$22,055
Current portion of long-term debt and capital lease obligations	2,509	2,296

Total current liabilities	21,909	24,351
Long term debt and capital lease obligations	129,760	138,113
Long term debt - related parties	19,489	9,000

Total long-term debt	149,249	147,113
Total liabilities	171,158	171,464
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock $.01 par value; 1,500 shares authorized; issued and outstanding
Additional paid in capital	27,992	27,992
Retained earnings	40,001	36,770

Total stockholders’ equity	67,993	64,762

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$239,151	$236,226

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended September 30, 2003 and 2002

(Dollars In Thousands)

	For the Three Months Ended September 30,
	2003	2002
REVENUES:
Gaming:
Casino	$25,576	$25,537
Truck stop	5,757	5,399
Pari-mutuel	7,067	7,562
Food and beverage	4,541	3,995
Convenience store - Fuel	4,156	3,850
Convenience store - Other	879	861
Hotel	420	442
Other	887	692

Total revenues	49,283	48,338
Promotional allowances	(5,116)	(4,236)

Net revenues	44,167	44,102

COSTS AND EXPENSES:
Gaming:
Casino	8,012	7,982
Truck stop	2,879	2,572
Pari-mutuel	6,040	6,556
Food and beverage	3,833	3,657
Convenience store - Fuel	3,812	3,579
Convenience store - Other	1,039	1,271
Hotel	215	284
Marketing, general and administrative	10,268	9,097
Depreciation and amortization	2,358	2,410

Total costs and expenses	38,456	37,408

OPERATING INCOME	5,711	6,694

Interest income	16	32
Interest expense	(4,957)	(4,940)

NET INCOME	$770	$1,786

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

For the Nine Months Ended September 30, 2003 and 2002

(Dollars In Thousands)

	For the Nine Months Ended September 30,
	2003	2002
REVENUES:
Gaming:
Casino	$72,520	$60,295
Truck stop	18,297	15,969
Pari-mutuel	21,652	21,310
Food and beverage	12,414	9,364
Convenience store - Fuel	13,372	10,552
Convenience store - Other	2,599	2,449
Hotel	1,064	943
Other	2,344	1,758

Total revenues	144,262	122,640
Promotional allowances	(15,013)	(9,743)

Net revenues	129,249	112,897

COSTS AND EXPENSES:
Gaming:
Casino	22,784	18,889
Truck stop	9,211	7,304
Pari-mutuel	17,786	17,595
Food and beverage	10,576	8,822
Convenience store - Fuel	12,236	9,648
Convenience store - Other	3,077	3,343
Hotel	605	635
Marketing, general and administrative	28,390	22,260
Privatization and other non-recurring costs		524
Depreciation and amortization	6,728	6,120

Total costs and expenses	111,393	95,140

OPERATING INCOME	17,856	17,757
Interest income	41	142
Interest expense	(14,666)	(13,237)

INCOME BEFORE EQUITY IN LOSS OF INVESTMENTS AND MINORITY INTEREST	3,231	4,662
Equity in loss of investments - Black Hawk and Lodge		(1,980)
Minority interest in loss - Colonial		173

NET INCOME	$3,231	$2,855

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2003

(Dollars In Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount*
BALANCES, DECEMBER 31, 2002	1,500	$	$27,992	$36,770	$64,762

Net income				3,231	3,231

BALANCES, SEPTEMBER 30, 2003	1,500	$	$27,992	$40,001	$67,993

*	The par value amount of Jacobs Entertainment, Inc. common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 above due to rounding.

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003 and 2002

(Dollars In Thousands)

	Nine Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES:
Net income	$3,231	$2,855
Adjustments to reconcile net income to net cash provided by operating activites:
Equity in loss of investments		1,980
Gain on sale of assets	(7)
Minority interest in loss		(173)
Depreciation and amortization	6,728	6,120
Deferred financing cost amortization	1,019	713
Bond issue discount amortization	530	456
Loan discount amortization	172
Changes in operating assets and liabilities, net of the effects of acquisitions:
Prepaid expenses and other assets	(3,635)	(1,441)
Accounts payable and accrued expenses	(2,655)	700

Net cash provided by operating activities	5,383	11,210

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(12,232)	(3,881)
Proceeds from sale of equipment	43	226
Acquisitions, net of cash acquired:
Black Hawk Gaming		(85,428)
Colonial Downs		(4,644)
Truck stops		(13,929)

Net cash used in investing activities	(12,189)	(107,656)

FINANCING ACTIVITIES
Net proceeds from bond issuance		120,050
Payments to obtain financing	(49)	(7,735)
Proceeds from long term debt	229
Proceeds from revolving line of credit	3,636
Payments on long term debt	(2,269)	(1,427)
Distribution to stockholders		(1,935)

Net cash provided by financing activities	1,547	108,953

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,259)	12,507
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	21,358	3,171

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,099	$15,678

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$17,313	$8,475

Non-cash investing and financing activities
Acquisition of property		$3,280

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

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

Colonial – Colonial owns and operates a horseracing track with three off-track wagering facilities and leases and operates a fourth off-track wagering facility in Virginia. On February 22, 2002, JEI acquired the remaining 56% of Colonial’s common stock for approximately $4,644, which was recorded using the purchase method of accounting for business combinations, and accordingly, 100% of Colonial’s operations are included in JEI’s results for the period subsequent to the acquisition date. On July 12, 2003 the Virginia racing commission granted a license to Colonial to open an additional satellite wagering facility in Richmond Virginia. Construction on the facility has started and should be completed by mid November 2003.

Black Hawk – Black Hawk owns a 75% interest in the Lodge and a 100% interest in both the Gilpin Hotel Casino and the Gold Dust West Casino, located in Black Hawk, Colorado, and Reno, Nevada, respectively. On February 22, 2002, JEI acquired the remaining 68% of Black Hawk’s common stock for approximately $36,980 and assumed and refinanced approximately $59,950 of Black Hawk’s outstanding debt. This transaction was recorded using the purchase method of accounting for business combinations, and accordingly, 100% of Black Hawk’s operations are included in JEI’s results for periods subsequent to the acquisition date.

2. SIGNIFICANT ACCOUNTING POLICES

Unaudited Consolidated Financial Statements – In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the financial position of the Company as of September 30, 2003 and December 31, 2002 and the results of its operations and cash flows for the three and nine month periods ended September 30, 2003 and 2002. The accompanying unaudited consolidated financial statements include the various accounts of the Company after giving effect to the February 22, 2002 acquisitions as more fully described in Notes 1 and 5. All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of JEI and its most significant subsidiary, Black Hawk Gaming & Development Company, Inc. contained in the Company’s Form 10-K for the year ended December 31, 2002 filed with the U.S. Securities Exchange Commission. The results of interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

Reclassifications – Certain amounts have been reclassified within the 2002 financial statements to conform to the presentation used in 2003.

Recent Accounting Pronouncements

In April 2003 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is generally effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. The Company adopted SFAS No. 149 on July 1, 2003, and the adoption of SFAS No. 149 did not have a material impact on the Company’s financial position or results of operations.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”. This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The guarantee recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The Company adopted the disclosure requirements effective for the year ended December 31, 2002 and adopted the recognition and measurement provisions on a prospective basis effective January 1, 2003. The adoption of FIN 45 by the Company did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”) requiring an enterprise’s consolidated financial statements to include subsidiaries in which the enterprise has a controlling financial interest. Historically, that requirement has been applied to subsidiaries in which an enterprise has a majority voting interest, but in many circumstances the enterprise’s consolidated financial statements do not include the consolidations of variable interest entities with which it has similar relationships but no majority voting interest. Under FIN No. 46, the voting interest approach is not effective in identifying controlling financial interest. The Company has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46.

3. LONG TERM DEBT

On February 8, 2002, JEI completed a $125,000 private placement of 11 7/8% Senior Secured notes due 2009, with interest payable on each February 1 and August 1, with payments beginning August 1,

2002. These notes were registered on October 15, 2002 under the Securities Act of 1933 in our exchange offering for identical notes (the “Notes”). The Notes were issued at a 3.96% discount from their principal amount, resulting in a discount of $4,950, which is being amortized using the effective interest method over the expected life of the Notes. The proceeds of the Notes were primarily used to fund the acquisition of the common stock of the entities described in Note 1 and 4, and to refinance certain debt of these entities in connection with the acquisitions. The Notes are secured by the assets and stock of, and are guaranteed by, the acquired entities. JEI has no independent assets or operations, and the guarantees on the Notes are full and unconditional and joint and several.

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

Acquired Intangible Assets

	As of September 30, 2003
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Revenue rights	$6,000	$210
Device use rights	2,046	722

Total	$8,046	$932

	Three months ended September 30, 2003	Nine months ended September 30, 2003
Aggregate amortization expense	$132	$407
Estimated amortization expense
For year ended 12/31/04	$529
For year ended 12/31/05	529
For year ended 12/31/06	518
For year ended 12/31/07	126
For year ended 12/31/08	120
Thereafter	5,160

Total	$6,982

Assuming the transactions occurred at January 1, 2002, pro forma revenue and net income for the nine-month period ended September 30, 2002 would have been as follows:

September 30, 2002
Net revenue	$127,441
Net income	$3,935

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

As of and for the Three Months Ended September 30, 2003

(Dollars In Thousands)

	Colorado		Nevada		Virginia		Louisiana	Total
Revenues
Gaming
Casino		$20,508		$5,068				$25,576
Truck stop							$5,757	5,757
Pari-mutuel						$7,067		7,067
Food and beverage		2,378		919		626	618	4,541
Convenience store - Fuel							4,156	4,156
Convenience store - Other							879	879
Hotel		248		172				420
Other		177		37		596	77	887

Total revenues		23,311		6,196		8,289	11,487	49,283
Promotional allowance		(3,857)		(1,072)			(187)	(5,116)

Net revenues		$19,454		$5,124		$8,289	$11,300	$44,167

Depreciation and amortization		$1,252		$312		$339	$413	2,316

Corporate adjustments and eliminations								42

Consolidated depreciation and amortization								$2,358

Operating income		$4,160		$1,155		$(222)	$2,177	7,270

Corporate adjustments and eliminations								(1,559)

Consolidated operating income								$5,711

Interest Income		$1	$			$7	$8	16

Corporate adjustments and eliminations

Consolidated interest income								$16

Interest expense		$2,734		$780		$74	$491	4,079

Corporate adjustments and eliminations								878

Consolidated interest expense								$4,957

Net income (loss)		$1,427		$375		$(289)	$1,694	3,207

Corporate adjustments and eliminations								(2,437)

Consolidated net income								$770

EBITDA (1)		$5,412		$1,467		$117	$2,590	9,586

Corporate adjustments and eliminations								(1,517)

Consolidated EBITDA								$8,069

Goodwill, net		$6,711		$8,836	$		$11,226	$26,773

Identifiable intangible assets	$		$		$		$7,114	$7,114

Property, plant and equipment, net		$87,631		$11,528		$54,996	$16,748	170,903

Corporate adjustments and eliminations								597

Consolidated net property, plant and equipment, net								$171,500

Total assets		$109,269		$24,049		$59,739	$42,122	235,179

Corporate adjustments and eliminations								3,972

Consolidated total assets								$239,151

Long-term debt		$81,453		$22,300		$576	$19,489	123,818

Corporate adjustments and eliminations								25,431

Consolidated total long-term debt								$149,249

As of and for the Nine Months Ended September 30, 2003

(Dollars In Thousands)

	Colorado		Nevada		Virginia		Louisiana	Total
Revenues
Gaming
Casino		$57,666		$14,854				$72,520
Truck stop							$18,297	18,297
Pari-mutuel						$21,652		21,652
Food and beverage		6,363		2,571		1,513	1,967	12,414
Convenience store - Fuel							13,372	13,372
Convenience store - Other							2,599	2,599
Hotel		626		438				1,064
Other		536		93		1,431	284	2,344

Total revenues		65,191		17,956		24,596	36,519	144,262
Promotional allowance		(11,334)		(2,961)			(718)	(15,013)

Net revenues		$53,857		$14,995		$24,596	$35,801	$129,249

Depreciation and amortization		$3,510		$912		$1,010	$1,202	6,634

Corporate adjustments and eliminations								94

Consolidated depreciation and amortization								$6,728

Operating income		$10,491		$3,558		$591	$7,097	21,737

Corporate adjustments and eliminations								(3,881)

Consolidated operating income								$17,856

Interest Income		$3	$			$23	$13	39

Corporate adjustments and eliminations								2

Consolidated interest income								$41

Interest expense		$8,047		$2,342		$221	$1,436	12,046

Corporate adjustments and eliminations								2,620

Consolidated interest expense								$14,666

Net income (loss)		$2,447		$1,216		$393	$5,674	9,730

Corporate adjustments and eliminations								(6,499)

Consolidated net income								$3,231

EBITDA (1)		$14,001		$4,470		$1,601	$8,299	28,371

Corporate adjustments and eliminations								(3,787)

Consolidated EBITDA								$24,584

Goodwill, net		$6,711		$8,836	$		$11,226	$26,773

Identifiable intangible assets	$		$		$		$7,114	$7,114

Property, plant and equipment, net		$87,631		$11,528		$54,996	$16,748	170,903

Corporate adjustments and eliminations								597

Consolidated net property, plant and equipment, net								$171,500

Total assets		$109,269		$24,049		$59,739	$42,122	235,179

Corporate adjustments and eliminations								3,972

Consolidated total assets								$239,151

Long-term debt		$81,453		$22,300		$576	$19,489	123,818

Corporate adjustments and eliminations								25,431

Consolidated total long-term debt								$149,249

For the Three Months Ended September 30, 2002

(Balance Sheet data as of December 31, 2002)

(Dollars In Thousands)

	Colorado		Nevada		Virginia		Louisiana	Total
Revenues
Gaming
Casino		$21,018		$4,519				$25,537
Truck stop							$5,399	5,399
Pari-mutuel						$7,562		7,562
Food and beverage		2,061		749		593	592	3,995
Convenience store - Fuel							3,850	3,850
Convenience store - Other							861	861
Hotel		282		160				442
Other		147		19		440	86	692

Total revenues		23,508		5,447		8,595	10,788	48,338
Promotional allowance		(3,585)		(651)				(4,236)

Net revenues		$19,923		$4,796		$8,595	$10,788	$44,102

Depreciation and amortization		$1,250		$315		$436	$382	2,383

Corporate adjustments and eliminations								27

Consolidated depreciation and amortization								$2,410

Operating income		$4,891		$1,065		$(169)	$1,854	7,641

Corporate adjustments and eliminations								(947)

Consolidated operating income								$6,694

Interest Income		$10		$1		$7	$2	20

Corporate adjustments and eliminations								12

Consolidated interest income								$32

Interest expense		$1,533		$738		$24	$497	2,792

Corporate adjustments and eliminations								2,148

Consolidated interest expense								$4,940

Income (loss) before equity in loss of investments and minority interest in loss		$3,368		$328		$(186)	$1,359	4,869

Corporate adjustments and eliminations								(3,083)

Consolidated total income before equity in loss of investments and minority interest in loss								$1,786

Net income (loss)		$3,368		$328		$(186)	$1,359	4,869

Corporate adjustments and eliminations								(3,083)

Consolidated net income								$1,786

EBITDA (1)		$6,141		$1,380		$267	$2,236	10,024

Corporate adjustments and eliminations								(920)

Consolidated EBITDA								$9,104

Goodwill, net		$6,765		$8,847	$		$11,226	$26,838

Identifiable intangible assets	$		$		$		$7,522	$7,522

Property, plant and equipment, net		$81,225		$11,804		$54,116	$16,072	163,217

Corporate adjustments and eliminations								233

Consolidated net property, plant and equipment, net								$163,450

Total assets		$113,416		$23,962		$57,478	$41,359	236,215

Corporate adjustments and eliminations								11

Consolidated total assets								$236,226

Long-term debt		$72,982		$22,300		$2,440	$19,489	117,211

Corporate adjustments and eliminations								29,902

Consolidated total long-term debt								$147,113

For the Nine Months Ended September 30, 2002

(Balance Sheet data as of December 31, 2002)

(Dollars In Thousands)

	Colorado		Nevada		Virginia		Louisiana		Total
Revenues
Gaming
Casino		$49,540		$10,755					$60,295
Truck stop								$15,969	15,969
Pari-mutuel						$21,310			21,310
Food and beverage		4,772		1,747		1,283		1,562	9,364
Convenience store - Fuel								10,552	10,552
Convenience store - Other								2,449	2,449
Hotel		611		332					943
Other		366		47		1,129		216	1,758

Total revenues		55,289		12,881		23,722		30,748	122,640
Promotional allowance		(8,301)		(1,442)					(9,743)

Net revenues		$46,988		$11,439		$23,722		$30,748	$112,897

Depreciation and amortization		$3,000		$693		$1,309		$1,054	6,056

Corporate adjustments and eliminations									64

Consolidated depreciation and amortization									$6,120

Operating income		$10,315		$2,540		$467		$5,710	19,032

Corporate adjustments and eliminations									(1,275)

Consolidated operating income									$17,757

Interest Income		$19		$2		$23		$7	51

Corporate adjustments and eliminations									91

Consolidated interest income									$142

Interest expense		$5,526		$1,912		$530		$1,572	9,540

Corporate adjustments and eliminations									3,697

Consolidated interest expense									$13,237

Income (loss) before equity in loss of investments and minority interest in loss		$4,808		$630		$(40)		$4,145	9,543

Corporate adjustments and eliminations									$(4,881)

Consolidated total income before equity in loss of investments and minority interest in loss									$4,662

Equity in loss of investments		$(1,584)		$(396)	$		$		$(1,980)

Minority Interest in loss - Colonial	$		$			$173	$		$173

Net income (loss)		$3,224		$234		$(40)		$4,145	7,563

Corporate adjustments and eliminations									(4,708)

Consolidated net income									$2,855

EBITDA (1)		$11,731		$2,837		$1,949		$6,764	23,281

Corporate adjustments and eliminations									(1,211)

Consolidated EBITDA									$22,070

Goodwill, net		$6,765		$8,847	$			$11,226	$26,838

Identifiable intangible assets	$		$		$			$7,522	$7,522

Property, plant and equipment, net		$81,225		$11,804		$54,116		$16,072	163,217

Corporate adjustments and eliminations									233

Consolidated net property, plant and equipment, net									$163,450

Total assets		$113,416		$23,962		$57,478		$41,359	236,215

Corporate adjustments and eliminations									11

Consolidated total assets									$236,226

Long-term debt		$72,982		$22,300		$2,440		$19,489	117,211

Corporate adjustments and eliminations									29,902

Consolidated total long-term debt									$147,113

The following table sets forth a reconciliation of EBITDA, a non-GAAP financial measure to net income, a GAAP financial measure. See the reconciliation of EBITDA to net income for the three and nine month periods ending September 30, 2003 and for the three month period ending September 30, 2002 on page 28.

Reconciliation of EBITDA to net income

Nine months ended September 30, 2002	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Colorado	$11,731	$3,000	$19	$5,526	$3,224
Nevada	2,837	693	2	1,912	234
Louisiana	7,580	1,054	7	1,572	4,961
Virginia	1,927	1,309	23	530	111
Corporate overhead	(2,005)	64	91	3,697	(5,675)

TOTAL	$22,070	$6,120	$142	$13,237	$2,855

(1)	EBITDA (earnings before interest, taxes, depreciation and amortization) is presented as supplemental information in the tables above and in the discussion of our operating results. EBITDA can be reconciled directly to our consolidated net income by adding the amounts shown for depreciation, amortization, and interest. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net (loss) income, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows investors and management to evaluate and compare the Company’s operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of its properties using EBITDA measures as do most analysts following the gaming industry. EBITDA is also a component of certain financial covenants in the Company’s debt agreements.

6. SIGNIFICANT SUBSIDIARY INFORMATION

For the period prior to the acquisition of Black Hawk on February 22, 2002, the Company accounted for its 32% interest in Black Hawk and its 25% interest in the Lodge using the equity method. Condensed data for the period prior to the February 22, 2002 transaction is as follows:

	January 1 - February 22 2002
	BHWK	Lodge
Statements of Income

Revenues, net	$13,970	$8,658
Operating expenses	17,145	7,734

Operating income	(3,175)	924
Other Income	119
Interest expense, net	2,868	1,430

Loss before minority interest	(5,924)	(506)
Minority interest	126

Net loss	$(5,798)	$(506)

Equity in net loss of investment	$(1,854)	$(126)

7. COMMITMENTS AND CONTINGENCIES

Colonial entered into a Management and Consulting Agreement, as amended (the “Management Agreement”), with Maryland-Virginia Racing Circuit, Inc. (the “Circuit”), an affiliate of the Maryland Jockey Club (“MJC”), to provide experienced management for the racetrack and off-track facilities and to create a Virginia-Maryland thoroughbred racing circuit. Under the Management Agreement, MJC agreed to suspend live racing at its racetracks, Laurel Park and Pimlico Race Course, during Colonial’s live thoroughbred meets. Parties to the Management Agreement also exchange simulcast signals for their live meets at no cost to either party. The Circuit manages Colonial’s off-track facilities as well as the live standardbred and thoroughbred meets and provides certain personnel, at its expense, for the live thoroughbred meet. For its services, the Circuit receives a management fee of 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in the Commonwealth of Virginia, excluding certain amounts specified in the Management Agreement (“Handle”), and 2.0% of all Handle in excess of $75 million per calendar year. In February 2003, Colonial entered into an amendment to the Management Agreement pursuant to which the Circuit agreed to a management fee of 1.5% of Handle in excess of $125 million generated from the racetrack and its off-track facilities. The Management Agreement will remain in effect until 2046, provided Colonial owns, controls, or operates the racetrack under its existing licenses. At Colonial’s option, Colonial may terminate the Management Agreement any time after 2021 upon payment of a fee equal to 17 times the average management fee paid during the three years immediately preceding such termination. Management fees incurred under the Management Agreement were approximately $437 and $457 during the three months ended September 30, 2003 and 2002, respectively, and approximately $1,367 and $1,319 during the nine months ended September 30, 2003 and 2002, respectively.

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

See Item I “Legal Proceedings” in Part II of this report for information concerning certain legal actions to which the Company or its subsidiaries is a party. The Company also is involved in routine litigation arising in the ordinary course of business. These matters are believed by the Company to be covered by appropriate insurance policies.

On August 4, 2003 an initiative (subsequently referred to as Amendment 33) was filed with the state of Colorado proposing placement of a minimum of 500 Video Lottery Terminals (slot machines) in each of the five Colorado horse and dog tracks located in Denver, Loveland, Colorado Springs, and Pueblo. The Amendment was defeated by a vote of 81% against and 19% in favor. There can be no assurance other gaming initiatives will not be proposed in the future and, if passed, will not have a material adverse effect on the Company’s financial position or results of operations.

8. RELATED PARTY TRANSACTIONS

The Company provides monthly management and accounting services to truck stops owned by an affiliate. In addition, the affiliate purchases repair parts from the Company. Total Charges to the affiliate for management services and repair part purchases totaled $62 and $50 for the three months ended September 30, 2003 and 2002 respectively and $191 and $120 for the nine months ended September 30, 2003 and 2002 respectively.

As of September 30, 2003 and 2002 and December 31, 2002, the company recorded receivables of $88, $75, and $67 respectively from the affiliate for management services and repair part purchases.

The Company is obligated on notes to its two stockholders totaling $9,000, with interest only payable semi-annually at 12% per annum, and the principal amount due and payable on January 31, 2010. These notes were issued in connection with the acquisition of the Louisiana truck stops. Additionally, the Company is obligated on $10,489 of notes issued by the seller in connection with the acquisition of additional truck stops. These notes are due in March 2009, bear interest at 8.5% payable semi-annually and are secured by land, buildings and related improvements of the Louisiana truck stops. The two stockholders acquired these notes from the seller of the truck stops on February 13, 2003 for $7,000. The terms and conditions of the Notes acquired by Jacobs are identical to those described above. As a result of this transaction, for tax purposes JEI will recognize taxable income (however, JEI will not recognize any financial statement income) in the form of a discharge of indebtedness of $3,489 representing the difference between the $10,489 seller notes and the acquisition price of $7,000, which will flow through JEI’s tax return to its two stockholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section discusses the results of our operations on a historical basis for the nine month periods ended September 30, 2003 and 2002 followed by a discussion of our results of operations comparing actual results for the three and nine months ended September 30, 2003 with actual results for the three month period ending September 30, 2002 and results prepared on a “pro forma basis” for the nine month period ended September 30, 2002, beginning on page 26. The pro forma information is provided to present the results of our operations as though the business combinations described herein had been completed at the beginning of each period presented. You should read the following discussions and analyses in conjunction with our audited consolidated financial statements as of December 31, 2002 included in our Form 10-K report filed with the Securities and Exchange Commission (“10-K Report”). Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties. In this regard, see the section “risk factors” in Item 1 of our 10-K report.

Historical information, other than revenues, may not necessarily be meaningful, as our cost structure, debt structure, capitalization, and the overall composition of our company following the transactions discussed herein and in our Form 10-K report have significantly changed subsequent to February 22, 2002. Further, the historical information should not necessarily be taken as a reliable indicator of our future performance due to the acquisitions.

Introduction

On February 22, 2002, we completed a merger transaction, which was primarily funded by the proceeds from the issuance of $125 million in senior secured notes. These notes bear an 11 7/8% interest rate and are due in 2009. The principal components of the merger transaction are as follows:

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

As a result of the acquisition and privatization of the entities described above, the number of our subsidiaries and investments has significantly increased at various times during the nine month period ended September 30, 2002 and we have experienced a number of changes affecting the comparability of the nine month period covered in these discussions.

For the nine months ended September 30, 2003 the consolidated statement of income of Jacobs Entertainment, Inc. included 100% of the operations of its subsidiaries. For the nine months ended September 30, 2002, however, the consolidated statement of income of JEI consists of the following:

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

As illustrated by the differing entities and periods covered by the various transactions discussed above, a comparison between the nine month periods on a historical basis is difficult.

A summary of our consolidated operating results for the three and nine months ended September 30, 2003 and 2002 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002
Net revenue:
Gaming-Casinos		$28,729		$28,652		$82,950	$70,260
Gaming-Pari-mutuel		7,067		7,562		21,652	21,310
Other		8,371		7,888		24,647	21,327

Total net revenue		$44,167		$44,102		$129,249	$112,897

Operating income		$5,711		$6,694		$17,856	$17,757

Interest expense		$4,957		$4,940		$14,666	$13,237

Equity in loss of investments-
Black Hawk and the Lodge	$		$		$		$(1,980)

Minority interest in loss-Colonial	$		$		$		$173

Net income		$770		$1,786		$3,231	$2,855

The following discussion presents an analysis of the historical results of our operations for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002.

The consolidated statements of income of Jacobs Entertainment, Inc. for the three month periods ending September 30, 2003 and 2002 includes 100% of the operations of its subsidiaries.

Gaming-Casinos Net Revenue. The increase in casino Gaming revenue is primarily attributable to an increase in our Nevada and Louisiana operations of $329 and $218 respectively offset by a decrease in our Colorado operations of $470. The decrease in our Colorado operations is due to increasing competition and negative market growth. Nevada operations have continued to improve with the successful utilization of the slot player tracking system installed September 2001. Our Louisiana video poker operations continue to improve with increased and on-going marketing efforts.

Gaming –Pari mutuel Net Revenue. The decline in the net revenues of our Virginia operations for the three months ended September 30, 2003 as compared to the same period of 2002 of $495 was due primarily to Hurricane Isabel that forced the closure of three Off Track Betting (“OTB”) facilities for approximately three days, and one OTB facility for four days.

Other Net Revenue. Other net revenue is up primarily due to an increase in fuel sales and net food and beverage sales at our Lousiana operations.

Operating Income. The decrease in operating income for the three month period ended September 30, 2003 compared to the same period of the prior year is primarily due to a reduction in Colorado and Colonial operations of $731 and $53 respectively as well as an increase in corporate costs of $612 primarily as a result of education efforts related to Amendment 33 offset by an increase in Nevada and Louisiana operating income of $90 and $323 respectively.

The overall composition of our financial position and the results of our operations have significantly changed for the nine month period ended September 30, 2003 as compared to the nine month period ended September 30, 2002. The changes are primarily attributable to the following factors:

•	The 2003 results include 100% of Colonial’s operations. The 2002 results include 100% of Colonial’s operations for the period following the February 22, 2002 acquisition date plus 100% of operations reduced by the 56% minority interest prior to that date in 2002 (which existed until the February 22, 2002 acquisition date). We will no longer record minority interest for the results of operations subsequent to February 22, 2002 because we own 100% of Colonial as of that date. The comparability of pari-mutuel revenues is not impacted by the acquisition of stock from the minority shareholders because Colonial’s results were also consolidated in 2002. Furthermore, the increase in our nine months ended September 30, 2003 pari-mutuel revenue from the nine months period ended September 30, 2002 is due primarily to increased wagering at Colonial’s off-track wagering facilities.

•	The 2003 results include 100% of BHWK’s revenues, compared to the same period in 2002 where results include 100% of BHWK’s revenues for the period from the February 22, 2002 acquisition date through September 30, 2002. For the period prior to the February 22, 2002 acquisition, BHWK’s and the Lodge’s results were included as a component of equity in loss of investments. Subsequent to the February 22, 2002 transaction we no longer record “equity in loss of investments” relative to BHWK and the Lodge because we now own 100% of BHWK, which includes the Lodge. Therefore, our equity in loss of investments of approximately $2.0 million for the nine months ended September 30, 2002 is not comparable to the consolidated results shown in the current nine-month period. The equity in loss of investments for the nine-month period ending September 30, 2002 was primarily the result of the write off of various costs and expenses of BHWK relating to our acquisition of the remaining outstanding shares on February 22, 2002. See Note 4 in the accompanying notes to the unaudited consolidated financial statements for a further description of these costs.

•	In addition to gaming revenue for BHWK for the current nine-month period, the 2003 gaming-casino revenue also includes video poker revenue for the seven truck stop locations for the entire nine-month period, whereas the 2002 results include only 3 locations for the entire nine-month period, 3 locations from their January 11, 2002 acquisition date through September 30, 2002, and 1 location from its February 22, 2002 acquisition date through September 30, 2002.

•	Other revenue in 2003 is primarily comprised of sales from the convenience store, fuel and restaurant operations located in the six truck stop facilities that we owned for the full nine month period in 2003 combined with food, beverage, and hotel revenues of BHWK for the full nine month period ended 2003. Other revenue in the nine month period ended 2002 consisted of similar revenues from three truck stops for the full nine month period, three truck stops for the period from their acquisition on January 11, 2002 through September 30, 2002, one truck stop from its acquisition date of February 22, 2002 through September 30, 2002 and food, beverage, and hotel revenues from our three casinos subsequent to February 22, 2002 through September 30, 2002 (recall that all casino operations were included as a component of equity in (loss) earnings for periods prior to the February 22, 2002 acquisition date).

•	Interest expense in 2003 includes, among other debt, two full quarters of interest related to our $125.0 million debt offering as compared to 2002, which only included interest charges from February 8, 2002 to September 30, 2002.

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

Liquidity and Capital Resources

On February 22, 2002 we completed the sale of $125 million of our senior secured notes. Our notes are due 2009 and we pay annual interest at the rate of 11 7/8% on a semi-annual basis. The notes were offered at 96.04 of par and we received net proceeds at closing of $120.05 million. We utilized the proceeds of the Notes plus cash from our combined companies of approximately $8.0 million to acquire the remaining shares of BHWK for approximately $37.0 million (which includes $3.1 million for the buyout of all outstanding options at February 22, 2002), assume and refinance BHWK’s existing reducing revolving credit facility totaling approximately $60.0 million and pay BHWK’s interest rate swap breakage costs of $1.1 million (net of tax benefit) on the acquisition date; acquire the remaining shares of Colonial for $4.6 million; pay the cash portion of the purchase price for the Louisiana truck plazas of $14.5 million; pay accrued interest, advances and other payables to affiliates of $3.2 million; and pay remaining transaction fees and expenses incurred subsequent to December 31, 2002, totaling an estimated $2.4 million. In addition, we issued $5.8 million of promissory notes to the sellers of the Louisiana truck plazas we acquired.

At September 30, 2003, unrestricted cash and cash equivalents are approximately $16.1 million. Our total debt approximates $151.8 million.

We entered into a new $10 million senior credit facility on July 12, 2002. The trustee under the indenture of the senior secured notes executed an intercreditor agreement with the lender under the senior credit facility, which, among other things, subordinated some of the liens securing the senior secured notes and the guarantees to the indebtedness under the senior credit facility. The senior credit facility carries an interest rate of 1.75% above the prime rate and expires in July 2007. At September 30, 2003, $3,688 was outstanding on the senior credit facility.

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

We believe that our cash flow from operations, cash and cash equivalents and our senior credit facility of $10 million discussed above will be adequate to meet our debt service obligations as well as our capital expenditure requirements for the next twelve months. However, we can give no assurance that these sources of cash will be sufficient to enable us to do so. Further, in addition to our normal capital expenditure requirements, we began a $8.0 million expansion of the Gilpin in the third quarter of 2002 (we opened the renovated Gilpin on June 24, 2003), and we anticipate that we will pursue the acquisition of other properties and engage in new development opportunities. However, we may need to enter into new financing arrangements and raise additional capital in the future if we are unable to sustain our current operations. Our ability to incur additional debt is further restricted by the terms and covenants of our senior secured notes. We can give no assurance that we will be able to raise capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, and heighten the related risks we currently face.

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

The following table provides disclosure concerning JEI’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of September 30, 2003.

(In Thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt (1)	$151,758	$2,509	$3,224	$3,066	$142,959
Operating Leases (2)	12,531	1,461	940	630	9,500
Other Long-Term Obligations (3)	5,321	476	952	952	2,941

Total Contractual Cash Obligations	$169,610	$4,446	$5,116	$4,648	$155,400

(1)	Long-term debt includes amounts owing under the terms of the Notes, the Senior Credit Facility, the Black Hawk special assessment bonds, indebtedness of Colonial Holdings, the existing and new Louisiana Properties’ seller notes, (acquired by affiliates in 2003 see Note 8), and the subordinated debt to affiliates.
(2)	Operating leases include a land and warehouse lease for the Gold Dust in Reno, Nevada, as well as other leases for property and equipment.
(3)	Other long-term obligations include the commitment of the Company’s truck stop operations to pay $1 per video poker machine per day, plus $1,000 per machine annually in licensing to an outside party to maintain its video poker machines in its truck stop premises. Other long-term obligations also include amounts payable under employment contracts described in the Company’s Form 10-K Report.

In addition, JEI has the following commitments and obligations:

•	JEI, through its subsidiary Colonial, has entered into an agreement with a totalisator company, which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications. The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities through 2004 at a rate of .365% of handle. In addition, Colonial agreed to use certain equipment provided by the totalisator company.

•	JEI, through the Lucky Magnolia, has an obligation to pay to an individual 4.9% of its net video poker revenue, after associated state taxes, for as long as video poker machines are operated on the property.

Pro Forma Results of Operations

The following pro forma information is provided to present the results of operations as though the business combinations described above had been completed at the beginning of the nine month period ended September 30, 2002 as compared to actual results for the period ended September 30, 2003. The information presented is by each segment in which we have operations and presents our EBITDA (earnings before interest, taxes, depreciation and amortization). Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows investors and management to evaluate and compare the Company’s operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of its properties using EBITDA measures as do most analysts following the gaming industry. EBITDA is also a component of certain financial covenants in the

Company’s debt agreements. EBITDA is presented as a supplement in the tables below and in the discussion of our operating results. EBITDA can be reconciled directly to our consolidated net income by adding the amounts shown for depreciation, amortization, and interest. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. The components of operations presented below differ from the analysis provided above for actual results as the composition of the company has changed due to the transactions occurring during the first quarter of 2002. The following presentations reflect 100% of the operations for all entities for the respective three-month periods and, therefore, management believes this represents the most appropriate method of presenting the true operating performance capabilities of the combined operations of the entities involved.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003 Actual	2002 Actual	2003 Actual	2002 Pro forma *
NET REVENUE
Colorado	$19,454	$19,923	$53,857	$58,205
Nevada	5,124	4,796	14,995	14,192
Louisiana	11,300	10,788	35,801	31,263
Virginia	8,289	8,595	24,596	23,781

Total net revenue	$44,167	$44,102	$129,249	$127,441

COSTS AND EXPENSES
Colorado	$14,042	$13,782	$39,856	$40,959
Nevada	3,655	3,416	10,525	10,269
Louisiana	8,710	8,552	27,502	23,683
Virginia	8,172	8,328	22,995	22,027
Net corporate overhead	1,519	920	3,787	7,327

Total costs and expenses	$36,098	$34,998	$104,665	$104,265

EBITDA
Colorado	$5,412	$6,141	$14,001	$17,246
Nevada	1,469	1,380	4,470	3,923
Louisiana	2,590	2,236	8,299	7,580
Virginia	117	267	1,601	1,754
Net corporate overhead	(1,519)	(920)	(3,787)	(7,327)

EBITDA	$8,069	$9,104	$24,584	$23,176

The following table sets forth a reconciliation of EBITDA, a non-GAAP financial measure to net income, a GAAP financial measure.

Reconciliation of EBITDA to net income

Three months ended September 30, 2003	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Colorado	$5,412	$1,252	$1	$2,734	$1,427
Nevada	1,469	312		780	377
Louisiana	2,590	413	8	491	1,694
Virginia	117	339	7	74	(289)
Corporate overhead	(1,519)	42		878	(2,439)

TOTAL	$8,069	$2,358	$16	$4,957	$770

Three months ended September 30, 2002	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Colorado	$6,141	$1,250	$10	$1,533	$3,368
Nevada	1,380	315	1	738	328
Louisiana	2,236	382	2	497	1,359
Virginia	267	436	7	24	(186)
Corporate overhead	(920)	27	12	2,148	(3,083)

TOTAL	$9,104	$2,410	$32	$4,940	$1,786

Nine months ended September 30, 2003	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Colorado	$14,001	$3,510	$3	$8,047	$2,447
Nevada	4,470	912		2,342	1,216
Louisiana	8,299	1,202	13	1,436	5,674
Virginia	1,601	1,010	23	221	393
Corporate overhead	(3,787)	94	2	2,620	(6,499)

TOTAL	$24,584	$6,728	$41	$14,666	$3,231

Nine months ended September 30, 2002	EBITDA Pro forma	Depreciation and Amortization Pro forma	Interest Income Pro forma	Interest Expense Pro forma	Net Income Pro forma
Colorado	$17,246	$3,000	$19	$5,526	$8,739
Nevada	3,923	693	2	1,912	1,320
Louisiana	7,580	1,054	7	1,598	4,935
Virginia	1,754	1,309	23	530	(62)
Corporate overhead	(7,327)	64	91	3,697	(10,997)

TOTAL	$23,176	$6,120	$142	$13,263	$3,935

* Previously reported pro forma adjusted EBITDA for the three and nine month period ending September 30, 2002 has been re-characterized as pro forma EBITDA resulting in the following changes in the current presentation of that period:

•	Colorado costs and expenses have been increased by management fees incurred in the amount of $227 for the period January 1, 2002 through February 22, 2002. No management fees were incurred during the three and nine month period ended September 30, 2003.

•	Corporate overhead costs and expenses have been increased by transaction related non-recurring privatization costs and expenses of $4,162 which included a $3,165 charge related to the redemption of outstanding stock options of Black Hawk Gaming & Development Company, Inc. and $997 in accounting, legal and other expenses.

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

Our Casino revenues are generated from our three casino properties. BHWK’s consolidated casino revenues are generally defined as the “casino win” which is the amount of money wagered less the amount paid out in prizes. BHWK’s consolidated net revenue is generally defined as casino win reduced by various promotional allowances and incentive programs that we offer to patrons and includes revenues from food and beverage, hotel and other revenues. We utilize the food and beverage department of each of our properties to drive revenues by offering a wide selection of high quality food choices at reasonable prices. Additionally, we have 50 hotel rooms at the Lodge and 106 hotel rooms at our Reno property, which we can offer to players thereby enhancing their visit to the Black Hawk and Reno areas, respectively.

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

A summary of the net revenue, costs and expenses and EBITDA of our Colorado properties is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30, Pro Forma
	2003	2002	2003	2002
Net revenues
Lodge	$14,977	$15,408	$42,338	$44,641
Gilpin	4,477	4,515	11,519	13,564

Total net revenues	19,454	19,923	53,857	58,205

Costs and expenses
Lodge	10,373	10,313	29,786	30,484
Gilpin	3,669	3,469	10,070	10,475

Total costs and expenses	14,042	13,782	39,856	40,959

EBITDA
Lodge	4,604	5,095	12,552	14,157
Gilpin	808	1,046	1,449	3,089

EBITDA	$5,412	$6,141	$14,001	$17,246

The following table sets forth a reconciliation of EBITDA, a non-GAAP financial measure to net income (loss), a GAAP financial measure.

Reconciliation of EBITDA to net income

Three months ended September 30, 2003	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Lodge	$4,604	$845	$1	$2,084	$1,676
Gilpin	808	406		651	(249)

TOTAL	$5,412	$1,251	$1	$2,735	$1,427

Three months ended September 30, 2002	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Lodge	$5,095	$982	$4	$1,181	$2,936
Gilpin	1,046	270	2	197	581

TOTAL	$6,141	$1,252	$6	$1,378	$3,517

Nine months ended September 30, 2003	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Lodge	$12,552	$2,480	$2	$6,258	$3,816
Gilpin	1,449	1,029	1	1,790	(1,369)

TOTAL	$14,001	$3,509	$3	$8,048	$2,447

Nine months ended September 30, 2002	EBITDA Pro forma	Depreciation and Amortization Pro forma	Interest Income Pro forma	Interest Expense Pro forma	Net Income Pro forma
Lodge	$14,157	$3,669	$18	$4,358	$6,148
Gilpin	3,089	1,273	7	752	1,071

TOTAL	$17,246	$4,942	$25	$5,110	$7,219

Increased Competition in the Black Hawk Market

The competitive aspects of the market in Black Hawk continue to be a significant factor in our operations. Approximately 1,550 machines entered the market in 2000 with an additional 1,050 parking spaces. Further, in December of 2001 another property entered the market and opened with 1,320 devices and parking for 850 cars.

As a result of the increased level of development activity in Black Hawk over the last several years, there were approximately 9,800 gaming devices in the City at September 30, 2003. At September 30, 2003, we had approximately 1,400 devices in this market (950 at the Lodge and 450 at the Gilpin), which represented 14% of the total devices in the Black Hawk market. For the nine months ended September 30, 2003 the Black Hawk market experienced a decline in gaming revenues of 4% as compared to same period of 2002. For the three month period ended September 30, 2003 the Black Hawk market gaming revenues declined 3.5% as compared to the three month period ended September 30, 2002. For both the three and nine month periods ending September 30, 2003, we continued to gather more than our fair share of gaming revenues.

Results of operations for the three months ended September 30, 2003 compared to the three months ended September 30, 2002

Net Revenues. The decrease in net revenues of our Colorado operations is attributable to a reduction in net revenue at the Gilpin of approximately $.38 million and $.43 million at the Lodge. Colorado’s operations have been impacted by increased competition during negative market growth in the three month period ended September 30, 2003. In addition, we completed the approximate $8.0 million expansion for the Gilpin on June 24, 2003, which began during the third quarter of 2002. While we believe this expansion will provide a more competitive single floor casino environment and enable us to more effectively compete with the newer and larger properties in the market, our revenues were negatively impacted during construction period.

Costs and Expenses. Total costs and expenses associated with our Colorado operations increased $.26 million for the three months ended September 30, 2003 compared to the same period of 2002. The decrease of $.6 million in costs and expenses attributable to the Lodge was primarily comprised of increases in various slot participation and marketing costs partially offset by the elimination of management fees. The increase of $.2 million in costs and expenses attributable to the Gilpin was also primarily comprised of increases in various costs related to the expansion.

Nevada

Results of operations for the three months ended September 30, 2003, compared to the three months ended September 30, 2002

As previously discussed, our Nevada operations consist of the Gold Dust, located in Reno, Nevada. The Gold Dust was acquired by BHWK on January 5, 2001. The property has 106 hotel rooms, which we offer to players, thereby enhancing their visit to the Reno area. The net revenues of the Gold Dust increased by $.3 million for the three-month period ended September 30, 2003 as compared to the same period of 2002. In September of 2001 we completed the installation of our slot player tracking system and we have since been actively enrolling members into our slot players club. We believe this effort continues to increase play from our customers and accounts for the increase in our net revenues during the current quarter. Our costs and expenses were $3.6 million and $3.4 million for the three-months ending September 30, 2003 and 2002 respectively. As a result, our EBITDA at the Gold Dust for the three months ended September 30, 2003 and 2002 was $1.5 million and $1.4 million respectively.

Louisiana

The Louisiana truck plaza video gaming properties consist of six truck plaza gaming facilities located in Louisiana and a share in the gaming revenues of an additional truck plaza. The acquisition dates of each of the respective truck stops have been previously discussed.

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

All video poker activity is reported instantaneously via a computer phone line directly to the Louisiana State Police. The Louisiana truck plazas’ revenues are heavily dependent on meeting the minimum gallons of fuel sales requirements necessary to operate video poker gaming machines in Louisiana. These requirements must be complied with on a quarterly basis. In the event of noncompliance, the Louisiana State Police must turn off a portion of the video poker machines. The Company believes that the Louisiana truck plazas will continue to meet the fuel sales requirements necessary to operate video poker gaming machines in Louisiana at current levels.

Results of operations for the three months ended September 30, 2003, compared to the three months ended September 30, 2002

Net revenues. The Louisiana truck plazas generated net revenues of $11.3 million for the three months ended September 30, 2003 compared to $10.8 million for the three months ended September 30, 2002. This increase is due to increased fuel sales and video poker revenue.

Costs and Expenses. The Louisiana truck plazas’ costs and expenses were $8.7 million and $8.6 million for the three months ended September 30, 2003 and 2002 respectively. The increase in costs and expenses are related primarily to costs associated with the increased fuel sales and video poker revenue.

Earnings Before Interest, Taxes, Depreciation and Amortization. The Louisiana truck plazas EBITDA was $2.6 million for the three months ended September 30, 2003 compared to $2.2 million for the same period in 2002, resulting in an increase in EBITDA of $.4 million.

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

On July 12, 2003 the Virginia Racing Commission granted a license to Colonial to open and operate an additional satellite wagering facility in Richmond, Virginia. Construction on the facility has started and the facility should open for business in November 2003.

On November 4, 2003 a referendum was passed in Vinton, Virginia allowing a satellite wagering facility to be opened and operated. The referendum is subject to a possible recount prior to November 15 under Virginia law since approval was by less than 50 votes. The Virginia Racing Commission has the authority to grant the license for the facility to any entity that holds an unlimited license for pari-mutuel operations in Virginia. Colonial is the only current unlimited pari-mutuel license holder in Virginia and intends to seek a license from the Virginia Racing Commission for a satellite wagering facility in Vinton, Virginia.

Results of Operations for the three months ended September 30, 2003, compared to the three months ended September 30, 2002

Total Revenues. Colonial generated net revenues for the three months ended September 30, 2003 of $8.3 million compared to $8.6 million for the same period of 2002. The decrease of total revenues of $.3 million, or 4%, is due primarily to a decrease in amounts wagered at Colonial’s off-track wagering facilities as a result of Hurricane Isabel.

Costs and expenses. Colonial’s direct operating costs and expenses were $8.2 million for the three months ended September 30, 2003 compared to $8.3 million for the same period of 2002. Costs and expenses decreased $.1 million, or 1%, for the three months ended September 30, 2003 from the same period of 2002. The cost decreases were primarily due to the decrease in costs associated with with the closed days related to Hurricane Isabel.

Earnings Before Interest, Taxes, Depreciation and Amortization. Colonial’s EBITDA was $.1 million and $.3 million for the three months ended September 30, 2003 and 2002 respectively.

Corporate Overhead

Costs and expenses. Corporate overhead costs and expenses increased from $.9 million in the three months ended September 30, 2002 to $1.5 million in the comparable period of 2003. Approximately $.3 million of our total $.5 million commitment was expensed in the current period related to contributions made to a coalition to educate the public on Amendment 33 in Colorado. The remaining $.2 million will be expensed in the fourth quarter of 2003. See Section 7 of Item 1 above for further discussion on Amendment 33. In addition, the Company incurred increased costs for rent and professional fees and other general expenses of $.05, $.07, and $.08 million respectively. The Company charged off approximately $.1 million in development costs on abandoned development work.

Results of operations for the nine months ended September 30, 2003 compared to the pro forma nine months ended September 30, 2002

Colorado

Net Revenues. The decrease in net revenues of our Colorado operations is attributable to a reduction in net revenues at the Gilpin of approximately $2.0 million or 15% and $2.3 million or 5% at the Lodge. Colorado’s operations have been impacted by increased competition during negative market growth in the first nine months of 2003. In addition, on June 24, 2003 we completed our $8.0 million expansion for the Gilpin, which commenced during the third quarter of 2002. While we believe this expansion will provide a more competitive single floor casino environment and enable us to more effectively compete with the newer and larger properties in the market, our revenues were negatively impacted during construction.

Costs and Expenses. Total costs and expenses associated with our Colorado operations decreased $1.1 million for the nine months ended September 30, 2003 compared to the same period of 2002. The decrease of $0.7 million in costs and expenses attributable to the Lodge was primarily comprised of reductions in labor, slot participation costs, gaming tax and the elimination of management fees. The decrease of $0.4 million in costs and expenses attributable to the Gilpin was also primarily comprised of reductions in labor, slot participation, and gaming taxes.

Nevada

Results of operations for the nine months ended September 30, 2003, compared to the pro forma nine months ended September 30, 2002

The net revenues of the Gold Dust increased by $.8 million for the nine-month period ended September 30, 2003 over the same period of 2002. In September of 2001 we completed the installation of our slot player tracking system and we have been since actively enrolling members into our slot players club. We believe this effort continues to increase play from our customers and accounts for the increase in our net revenues during the current quarter. Our costs and expenses were $10.5 million and $10.2 million for the nine months ended September 30, 2003 and 2002, respectively. As a result, our EBITDA at the Gold Dust for the first nine months of 2003 and 2002 is $4.4 million and $3.9 million respectively.

Louisiana

Results of operations for the nine months ended September 30, 2003, compared to the pro forma nine months ended September 30, 2002

Net revenues. The Louisiana truck plazas generated net revenues of $35.8 million for the nine months ended September 30, 2003 compared to $31.3 million for the nine months ended September 30, 2002. This increase is due to increased fuel sales and video poker revenue.

Costs and Expenses. The Louisiana truck plazas’ costs and expenses were $27.5 million and $23.7 million for the nine months ended September 30, 2003 and 2002 respectively. The increase in costs and expenses are related primarily to costs associated with the increased fuel sales and video poker revenue.

Earnings Before Interest, Taxes, Depreciation and Amortization. The Louisiana truck plazas EBITDA was $8.3 million for the nine months ended September 30, 2003 compared to $7.6 million for the same period in 2002, resulting in an increase in EBITDA of $.7 million.

Virginia

Results of Operations for the nine months ended September 30, 2003, compared to the pro forma nine months ended September 30, 2002

Total Revenues. Colonial generated net revenues for the nine months ended September 30, 2003 of $24.6 million compared to $23.8 million for the same period of 2002. The increase of total revenues of $.8 million, or 3%, is due primarily an increase in amounts wagered at Colonial’s off-track wagering facilities.

Costs and expenses. Colonial’s direct operating costs and expenses were $23.0 million for the nine months ended September 30, 2003 compared to $22.0 million for the same period of 2002. Costs and expenses increased $1.0 million, or 4%, for the nine months ended September 30, 2003 from the same period of 2002. The cost increases were primarily due to the increase in costs associated with increased wagering and printing costs.

Earnings Before Interest, Taxes, Depreciation and Amortization. Colonial’s EBITDA was $1.6 million and $1.8 million for the nine months ended September 30, 2003 and 2002 respectively.

Corporate Overhead

Costs and expenses. Corporate overhead cost and expenses decreased from $7.3 million in the nine months ended September 30, 2002 to $3.7 million in the comparable period of 2003. The decrease is primarily attributable to transaction related non-recurring privatization costs and expenses of $4.2 million which included a $3.2 million charge related to the redemption of outstanding stock options of BHWK and $1.0 million in accounting, legal and other expenses. Generally, these decreases were offset by an increase which was the result of contributions made to a coalition to educate the public on ballot Amendment 33 in Colorado. See Section 7 of Item 1 above for further discussion on Amendment 33.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. On February 8, 2002 we issued $125.0 million in 11 7/8% senior secured notes due in 2009. The proceeds of these notes were used to finance our recent acquisitions and for working capital purposes. Substantially all of our debt bears interest at a fixed rate, except our $10,000 senior credit facility (which has $3,688 outstanding as of September 30, 2003), which bears interest at 1.75% above the prime rate published by Wells Fargo Bank, N.A.

If market interest rates increase, our cash requirements for interest on the senior credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior credit facility balance would also decrease.

The annual increase or decrease in cash requirements for interest should market rates increase or decrease by 10% compared to interest rate levels at September 30, 2003 would be $22 thousand.

We currently do not invest in derivative financial instruments, interest rate swaps or other similar investments to alter interest rate exposure

Item 4. Controls and Procedures.

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to September 30, 2003.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On May 25, 2001, a lawsuit was filed in the United States District Court for the District of Colorado (Case No. 01-D-0964) by Central City, several casino operators located in Central City and others against the City of Black Hawk, the Black Hawk Gaming Association (formerly the Black Hawk Casino Owners Association) and several casino operators located in the City of Black Hawk, including Black Hawk Gaming. The suit alleges that the defendants caused economic harm to the plaintiffs by engaging in a conspiracy and scheme to harm competition, restrain trade and monopolize the gaming industry in the Gilpin County, Colorado market in violation of federal and state constitutional, statutory and common law. Also, the complaint alleges that starting in 1996, the City of Black Hawk began interfering with Central City’s plans to construct a road directly from Interstate 70 to Central City. The plaintiffs seek compensatory, treble and exemplary damages against the defendants in amounts to be proven at trial along with interest, costs and attorneys’ fees. In March 2003, Central City’s city council voted to withdraw from the lawsuit. Central City has since been dismissed from the lawsuit. The remaining plaintiffs have continued to pursue the lawsuit. On March 26, 2003, the district court entered an order dismissing with prejudice the plaintiffs’ seventh, eighth, eleventh, twelfth and thirteenth claims for relief (i.e., the state common law claims and the claims under RICO and its Colorado statutory counterpart (COCCA)). The court held a further hearing on August 28, 2003, on the motions to dismiss the state and federal antitrust claims. No decision has been entered yet on those motions to dismiss. We believe that this lawsuit is without merit and we intend to contest it vigorously. We are unable to reasonably estimate the amount or range of amounts, if any associated with this litigation. However, the Company does not believe the suit will result in any material liability.

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

On June 25, 1999, a complaint against The Lodge was filed by a casino operating downstream from The Lodge. The complaint alleges, among other things, that the plaintiff was damaged by subsurface water flows onto its property from the Lodge property, resulting in damages of approximately $400,000 to build a new system to handle the flow. The Lodge has denied all liability and has turned the matter over to its insurance carrier, which is providing a defense to the suit. The insurance carrier has the option to settle or litigate the claim. The Company does not believe the suit has merit and will continue to work with the insurance carrier and defend against the allegations alleged by the plaintiff. The Company does not believe the suit will result in any material liability.

The Company is involved in routine litigation arising in the ordinary course of business. These matters are believed by the Company to be covered by appropriate insurance policies.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

*3.1	Certificate of Incorporation of Gameco, Inc.

*3.2	By-Laws of Gameco, Inc.

+3.3	Amendment to the Certificate of Incorporation of Gameco, Inc.

+4.1	Loan and Security Agreement dated July 12, 2002 by and among Jacobs Entertainment, Inc., certain subsidiaries and Foothill Capital Corporation.

+4.2	Promissory Note dated July 12, 2002 by and among Jacobs Entertainment, Inc., certain borrowers and Foothill Capital Corporation.

+4.3	Guaranty of Gold Dust West Casino, Inc. and Diversified Opportunities Group Ltd. dated July 12, 2002.

+4.4	Intercreditor Agreement dated July 12, 2002 by and between Wells Fargo Bank Minnesota, National Association and Foothill Capital Corporation

+4.5	Memorandum of Intercreditor Agreement dated July 12, 2002 by and among Foothill Capital Corporation, Wells Fargo Bank Minnesota, National Association and Borrowers.

+4.6	Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Black Hawk Gaming & Development Company, Inc., Black Hawk/Jacobs Entertainment, LLC, and Gilpin Hotel Venture to the Public Trustee of Gilpin County, State of Colorado and Foothill Capital Corporation, dated July 12, 2002.

*21.1	Subsidiaries of Jacobs Entertainment, Inc.

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Significant guarantor information.

*	Incorporated herein by reference from our registration statement on Form S-4 (SEC Registration No. 333-88242), Part II, Item 21, filed on May 14, 2002.
+	Incorporated herein by reference from Amendment No. 1 of our registration statement on Form S-4 (SEC Registration No. 333-88242), Part II, Item 21, filed on August 8, 2002.

(b)	A report on Form 8-K under Items 7 and 12 thereof was filed on August 12, 2003 reporting the results of the reigistrant’s operations for the three and six months periods ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jacobs Entertainment, Inc.

Registrant

Date: November 7, 2003	By:	/s/ Jeffrey P. Jacobs
Jeffrey P. Jacobs, Chief Executive officer and Chairman of the Board of Directors

/s/ Stephen R. Roark
Stephen R. Roark, Chief Financial Officer