Form 10-K
period 2003-12-31
JACOBS ENTERTAINMENT INC
filed 2004-03-29
CIK 1173284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 19, 2004
Common Stock, $0.01 par value	1,500 shares

DOCUMENTS INCORPORATED BY REFERENCE: None

See the exhibit index which appears on page E-1.

JACOBS ENTERTAINMENT, INC.

2003 ANNUAL REPORT ON FORM 10-K

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

On February 22, 2002 Jeffrey P. Jacobs and The Richard E. Jacobs Revocable Trust contributed substantially all of their interests in Diversified Opportunities Group Ltd. (“Diversified”) and their combined 100% interest in Jalou II in exchange for 100% of the common stock of Jacobs Entertainment. On the acquisition date, immediately prior to the acquisition of the publicly held shares of Black Hawk Gaming & Development Company, Inc. (“Black Hawk Gaming”) and Colonial Holdings, Inc. (“Colonial”) described below, Diversified owned 100% of Jalou L.L.C., approximately 44% of Colonial, approximately 32% of Black Hawk Gaming, and a 25% interest in The Lodge Casino at Black Hawk (“The Lodge”) (of which the remaining 75% was owned by Black Hawk Gaming). On February 22, 2002, Jacobs Entertainment acquired the remaining 56% of Colonial’s common stock for approximately $4.6 million. Jacobs Entertainment also acquired the remaining 68% of Black Hawk Gaming’s common stock for approximately $37.0 million on February 22, 2002.

As a result of these transactions, we are a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Louisiana, Nevada and Virginia. We own and operate three casinos, six truck plaza video gaming facilities and a horseracing track with five off-track wagering facilities. In addition, we are a party to an agreement that entitles us to a portion of the gaming revenue from an additional truck plaza video gaming facility.

All of our gaming facilities target local customers and emphasize revenues from slot machine play or video gaming, or both. For the year ended December 31, 2003, our net revenues were approximately $172 million. See note 14 to our consolidated financial statements for information concerning the operational performance of the segments of our business.

Our Properties and Operations

The Lodge Casino—Black Hawk, Colorado. The Lodge Casino in Black Hawk, Colorado, which commenced operations in June 1998, is one of 22 casinos located in the gaming district of Black Hawk. The Lodge services the greater Denver metropolitan area population of approximately 2.4 million located 40 miles east of Black Hawk, as well as customers from nearby communities such as Boulder and Fort Collins, Colorado and Cheyenne, Wyoming. We believe that most of The Lodge’s customers are primarily day trip patrons who reside in the greater Denver metropolitan area. As of December 31, 2003, the Black Hawk market had approximately 9,500 gaming devices (slot machines, blackjack and poker tables) generating approximately $506 million in revenues for the year then ended. We are one of the largest gaming facilities in the market.

The Lodge is located on a 2.5 acre site that abuts State Highway 119, with approximately 25,000 square feet of gaming space on two floors containing 900 slot machines and 30 table games, 50 hotel rooms, three restaurants, four bars and onsite parking for 600 vehicles. Our property includes The White Buffalo Grille, an upscale dining facility and a buffet that was completely remodeled in 2002 at a cost of $1 million. Black Hawk has no significant lodging facilities other than our facility and the Isle of Capri, which has a 237-room hotel at its Black Hawk casino and has announced plans for 160 additional rooms.

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

The Gilpin Hotel Casino—Black Hawk, Colorado. The Gilpin Hotel Casino, which commenced operations in October 1992, is a 37,000 square foot facility located on a one acre site in the central Black Hawk gaming district. We expanded our facility through the acquisition of an adjacent casino in early 1994. We were one of the first casinos opened in Colorado following the legalization of casino gaming in 1991. We offer 480 slot machines, a restaurant and a bar. We also offer slot club, busing and other promotional programs, and have available to our customers 200 surface parking spots in the heart of historic Black Hawk.

We commenced a remodeling and expansion of the Gilpin Hotel Casino in the third quarter of 2002 to place all gaming operations on a single floor and to upgrade and renovate the overall structure. These improvements cost approximately $7.8 million and were completed in June 2003. Although we experienced construction and other disruptions that adversely affected our business during the remodeling period, we believe these renovations will enhance the Gilpin Hotel Casino’s competitiveness in the Black Hawk market and ultimately to improve our operating results.

The Gold Dust West Casino—Reno, Nevada. The Gold Dust West Casino, located on 4.6 acres in Reno’s central downtown gaming district, has been operating since 1978. The casino caters to residents of Reno and surrounding areas and has about 17,500 square feet of gaming space, currently accommodating 500 slot machines. We offer the Wildwood Restaurant, a 6,600 square foot dining facility, 106 motel rooms, and surface parking for 275 vehicles. We implemented a slot player tracking system in September 2001, which has facilitated improvement of the casino’s operating results. During 2002, we made several improvements to the property including a significant remodeling of the Wildwood kitchen and serving line, the addition of outdoor signage, and general landscaping improvements. The Reno/Sparks, Nevada market area generated approximately $1.0 billion of gaming revenues during each of the years ended December 31, 2002 and 2003. There were 36 casinos in the Reno/Sparks market area at December 31, 2003.

Louisiana Gaming Properties. Our truck plaza properties consist of six truck plaza video gaming facilities located in Louisiana and a share in the gaming revenues from an additional Louisiana truck plaza gaming facility. Our properties include the Houma Truck Plaza and Casino in Houma; Winner’s Choice Casino in Sulphur; Lucky Magnolia Truck Stop and Casino in St. Helena Parish; Bayou Vista Truck Plaza and Casino in Bayou Vista; Colonel’s Truck Plaza and Casino in Thibodaux; and Raceland Truck Plaza and Casino in Raceland. We are also party to an agreement that entitles us to a portion of the gaming revenues from Cash’s Truck Plaza and Casino in Lobdell. Each truck plaza features a convenience store, fueling operations, a 24-hour restaurant, and 50 video poker devices (except for Lucky Magnolia Truck Stop and Casino, which has 40 devices).

The Louisiana video gaming industry consists of video gaming in 31 of Louisiana’s 64 parishes. The industry is highly regulated and video gaming machines can only be placed in qualifying bars, restaurants, hotels, off-track wagering facilities and truck plazas. In order to qualify for video gaming, a truck plaza must offer diesel fuel, gasoline, a convenience store, a restaurant and a place for truck drivers to shower and sleep. Our video gaming machines are located in a separate gaming room that is designed to provide a pleasant casino-like atmosphere. As of December 31, 2003, Louisiana had 140 licensed truck plazas.

The Louisiana truck plaza video gaming market caters primarily to local residents, whom we believe contribute to the vast majority of truck plaza gaming revenue. We believe that most of our video gaming customers live within a five-mile radius of our properties.

Colonial Downs—New Kent, Virginia. Colonial Downs, which opened in 1997, is a racetrack in New Kent, Virginia, which primarily conducts pari-mutuel wagering on thoroughbred and harness racing. The track facility was designed to provide patrons with a pleasant atmosphere to enjoy quality horse racing. The outside grandstand area, located on the first floor of the track facility, has an occupancy capacity of approximately 4,000 patrons. Also located on the first floor of the track facility are two simulcast television amphitheaters, two covered patio-seating areas, four bars, a large concession food court, gift shop, and wagering locations with approximately 72 tellers. The Jockey Club, which is in the main grandstand area located on the third floor of the track facility, includes a full-service dining area with a seating capacity of 548 patrons, two separate lounge areas, and additional wagering locations with 24 tellers. The Turf Club is a private club and contains 10 luxury suites with skybox seating located on the fourth floor of the track facility and has a wagering location with eight tellers.

The one and one-quarter mile dirt track is one of the largest tracks in the United States and its 180-foot wide turf track is the widest turf track in North America. These unique configurations have attracted and are expected to continue to attract quality horses to the track. Colonial Downs has conducted more than 80% of its thoroughbred races over the turf course for the last two years, thereby establishing the track as a major turf racing center in the Mid-Atlantic region. Colonial Downs is developing the Virginia Derby, a turf race for three-year old thoroughbreds, into the marquee event of the thoroughbred meet. In 2004, the Virginia Derby will be a Grade III stakes race.

Off-track Wagering Facilities, Virginia. In addition to our racetrack facility, we own and operate five off-track wagering facilities in Virginia. These facilities provide simulcast pari-mutuel wagering on thoroughbred and harness racing from our racetrack and selected other racetracks throughout the United States. Our off-track wagering facilities are located in Chesapeake, Hampton, Brunswick, and two in Richmond. These facilities employ state of the art audio/video technology for receiving quality import simulcast thoroughbred and harness racing from nationally known racetracks. Construction planning on our sixth facility, to be located in Vinton, Virginia, began in the first quarter of 2004 and should open for business by the end of the third quarter of 2004. Our cost in this facility will be approximately $3.1 million.

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

In 2003, the legislature of the Commonwealth of Virginia passed a statute authorizing the Virginia Racing Commission to grant licenses and thereafter regulate account wagering in Virginia. We filed an application for such a license in November 2003, which is pending before the Racing Commission. If the application is granted, we may enter into one or more agreements with third parties to provide accounting, monitoring, and other services relating to our account wagering activities. In 2004, the legislature of the Commonwealth of Virginia passed a statute authorizing up to ten off-track wagering facilities. If this bill is signed by the Governor, and becomes law, Colonial would be eligible to open up to four additional off-track wagering facilities. Before we can open the potential additional off-track wagering facilities permitted by the license, we are required to win approval through a local referendum process in the city, town, or county in which the facility will be located.

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

Our Colorado casinos are on opposite sides of Main Street in Black Hawk. Because of their proximity, our Black Hawk casinos compete for some of the same customers. Further, there were 21 other casinos operating in Black Hawk on December 31, 2003. There were approximately 9,500 gaming devices (slot machines, blackjack and poker tables) in Black Hawk as of December 31, 2003.

Central City is located adjacent to Black Hawk and provides the most direct competition to the gaming establishments in Black Hawk. There were five casinos operating in Central City with approximately 1,600 gaming devices as of December 31, 2003. Black Hawk has historically enjoyed a competitive advantage over Central City in large part because access by State Highway 119 (currently the only major access to Black Hawk from the Denver metropolitan area and Interstate 70) requires customers to drive by and, in part, through Black Hawk to reach Central City. Central City has acquired a right-of-way and has begun construction of a road from Interstate 70, commonly referred to as the Southern Access, to Central City. When the Southern Access is completed as scheduled in late 2004, it would be possible for traffic that currently passes through Black Hawk to proceed directly to Central City from Interstate 70. Some gaming patrons may prefer the Southern Access route to reach Black Hawk, about one mile from Central City.

Large, well-financed companies may enter the Black Hawk and other Colorado markets through the purchase or expansion of existing facilities, which could have a material adverse effect on our results of operations and financial position. The Isle of Capri-Black Hawk recently acquired Colorado Central Station Casino in Black Hawk which will be joined together with a skywalk. Further, the Isle of Capri began construction to substantially expand the combined property with the addition of a new covered parking garage, hotel rooms, casino space and restaurants. The Black Hawk Casino by Hyatt, now called the Mountain High Casino, opened in December 2001. It presently has no hotel rooms but may construct them at some time in the future. The Black Hawk Casino by Hyatt is directly across the street from The Lodge Casino. The facility opened with approximately 1,320 slot machines and 24 table games on a single, ground level floor, and has a parking garage accommodating 800 vehicles. Although the owner of this facility defaulted on its debt obligations in December 2002 and subsequently filed for bankruptcy protection, it continues to be a strong competitive factor in the Black Hawk market. Other than the Isle of Capri expansion, no other casinos are currently under construction in Black Hawk or Central City.

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

Finally, we may face additional competition if ballot initiatives are revived in Colorado which might allow video lottery terminal devices or slot machines at horse and dog tracks in the state or if other casinos on Native American land are developed. See “Risk Factors—Risks Related to Our Business” below for further information in this regard.

The Gold Dust West Casino encounters strong competition from large hotel and casino facilities and smaller casinos similar in size to the Gold Dust West Casino in the Reno area, which includes Sparks, Nevada. There is also competition from gaming establishments in other towns and cities in Nevada and other jurisdictions in the United States where gaming has been legalized (including Native American gaming establishments). There are 36 licensed casinos in the Reno/Sparks area. In Reno, we compete with these other properties principally on the basis of location and parking while also directly appealing to the “locals” market. Additional competition may come from the expansion or construction of other hotel and casino properties or the upgrading of other existing facilities in the Reno area.

In addition, we believe that the introduction of casino gaming, and the expansion of gaming activities, particularly at new or existing Native American establishments, in areas in or close to Nevada could adversely affect operations at our Reno property.

The ability to maintain our competitive position in Reno will require the expenditure of sufficient funds for such items as updating slot machines to reflect changing technology, periodic refurbishing of rooms and public service areas, and replacing obsolete equipment on an ongoing basis.

Truck Plaza Operations. Our Louisiana truck plaza operations face competition from land-based and riverboat casinos throughout Louisiana and on the Mississippi Gulf Coast, casinos on Native American lands and non-casino gaming opportunities within Louisiana. The Louisiana Riverboat Economic Development and Gaming Control Act limits the number of gaming casinos in Louisiana to 15 riverboat casinos statewide and one land-based casino in New Orleans. All of the 15 available riverboat licenses are issued.

Our video gaming operations also face competition from other truck plaza video gaming facilities located in surrounding areas, as well as competition from Louisiana horse racing facilities, some of which have been authorized to operate video gaming machines, and restaurants and bars with video gaming machines. As of December 31, 2003, there were 140 truck plazas in Louisiana licensed to operate video gaming devices.

Horse Racing and Pari-mutuel Wagering Operations. We compete with racetracks located outside Virginia (including several in Delaware, Maryland, New Jersey, New York, Pennsylvania, and West Virginia, some of which augment their purses with slot machine revenues) and other forms of gaming, such as land-based casinos, including those in Atlantic City, and statewide lotteries in Virginia and neighboring states. The possible legalization of other forms of gaming in Virginia, such as Native American or riverboat casinos, could have an adverse effect on our performance. Although bills for the creation of riverboat casinos have failed in the Virginia legislature, proponents of riverboat gaming in Virginia may continue to seek legislative approval. Additionally, certain Native American groups are considering seeking federal recognition as Indian tribes which may allow them to open competing casinos.

We have competed and will continue to compete for wagering dollars and simulcast fees with live racing and races simulcast from racetracks in other states, particularly racetracks in neighboring states such as Charles Town in West Virginia, Pimlico Race Course, Laurel Park, and Rosecroft Raceway in Maryland, and Delaware Park in Delaware. We believe that our existing management agreement with The Maryland Jockey Club, as described in Item 7 below, will continue to promote coordination of thoroughbred events between Maryland and Virginia. However, if the Virginia or Maryland Racing Commissions do not approve either party’s proposed racing days, or if the Virginia-Maryland thoroughbred racing circuit is otherwise unsuccessful, our track may compete directly with Pimlico Race Course and Laurel Park in Maryland.

We anticipate that we will experience adverse effects from the continued legalization of video lottery terminals and slot machines in neighboring states such as Delaware and West Virginia. Racetracks with video lottery terminals or slot machines generally are required to devote a significant portion of terminal and machine revenues to the purses for which horses race. As a result, those racetracks may be able to offer higher purses, which can make it difficult for us to attract horsemen to race at our track. We also are encountering competition for patrons in Virginia who are participating in account wagering operated outside Virginia through the ability to watch live horse racing via home satellite television. Although this unlicensed account wagering is not legal in Virginia, patrons are establishing accounts with operators outside of Virginia and placing wagers over the telephone while watching races at home via satellite.

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

Employees and Labor Relations

As of December 31, 2003, we had approximately 1,000 full-time and part time employees at our facilities in Black Hawk, Colorado and Reno, Nevada, 180 employees at our facilities in Virginia and 185 employees at our facilities in Louisiana. Employees include cashiers, dealers, food and beverage service personnel, facilities maintenance, security, valet, accounting, marketing, and personnel services. We consider relations with our employees to be good.

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

The Colorado casinos were granted retail/operator licenses concurrently with their openings. The licenses are subject to continued satisfaction of suitability requirements and must be renewed annually. The current licenses for both Colorado casinos were renewed on May 14, 2003. There can be no assurance that the Colorado casinos can successfully renew their licenses in a timely manner from year to year.

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

All suitability information and applications required with respect to our Louisiana operations have been submitted and approved by the Board and the Division.

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

In addition to paying a licensing fee, the device owner collects all funds deposited in each video draw poker device and is required to remit to the State of Louisiana on a bi-weekly basis a franchise payment in an amount equal to a percentage of the net device revenue derived from the operation of each video draw poker device owned by it. The amount of the percentage is based on the type of licensed establishment authorized by the Board for the placement of video draw poker devices, as follows: (i) a restaurant, bar, tavern, cocktail lounge, club, motel, or hotel—26%; (ii) a qualified truck stop facility—32.5%; and (iii) a pari-mutuel wagering facility or off-track wagering facility—22.5%.

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

Our current agreement with the VHHA expires on December 31, 2005. Effective as of January 1, 2003, we entered into an agreement with the VaHBPA that expires on December 31, 2004. In the event we cannot renew these agreements in the future, the Virginia Racing Commission has the right to suspend our licenses to operate our racetrack and the off-track wagering facilities until agreements are in place. Although it is difficult to the predict the likelihood of such an event, closure of the off-track wagering facilities would be detrimental to the horsemen’s groups as well as us since each horsemen’s group’s primary source of purse funds is its percentage of wagering at the off-track facilities.

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

Tax as Percentage of Adjusted Gross Proceeds	Annual Amount of Adjusted Gross Proceeds
.25%	$0–2,000,000
2%	2,000,001–4,000,000
4%	4,000,001–5,000,000
11%	5,000,001–10,000,000
16%	10,000,001–15,000,000
20%	15,000,001 and above

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

Video gaming operators in truck plazas in Louisiana are subject to state and local taxes and fees in addition to ordinary federal and state income taxes. The State of Louisiana has imposed a tax of 32.5% of the net device revenue from each video gaming device located at a truck plaza. The net device revenue is the amount remaining after all winnings have been paid. This franchise tax is collected twice per month by the Louisiana state police based on the data that is provided directly to them from the devices. There is also an annual state establishment license fee of $1,000. In addition, the state imposes a device operation fee of $1,000 per year per device, which is paid quarterly, and each parish imposes an annual occupational license tax of up to $50 per device.

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

RISK FACTORS

To inform readers of our future plans and business strategies, this report contains statements concerning our future performance, intentions, objectives, plans and expectations that are or may be deemed to be “forward-looking statements.” Our ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Such factors affecting us include, but are not limited to, the following:

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt agreements.

We have a significant amount of indebtedness. As of December 31, 2003 we had total indebtedness excluding accounts payable of approximately $148 million and total stockholders’ equity of approximately $67 million. Our substantial indebtedness could have important consequences. For example, it could:

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

Risks Related to Our Senior Secured Notes

Holders’ rights to receive payments on our 11 7/8% Senior Secured Notes (the “notes”) are effectively subordinated to payments under our Senior Credit Facility and any equipment financing to the extent of the collateral securing this other debt. The proceeds from the collateral securing the notes may not be sufficient to pay all amounts owed under the notes if an event of default occurs, even if the fair market value of the collateral would otherwise be sufficient to pay the amounts owed under the notes.

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

Casino Operations. Our casino operations are conducted in Black Hawk, Colorado and Reno, Nevada. Competition in the Black Hawk gaming market, which is the primary gaming market in Colorado, is intense. In addition, large, well-financed companies may continue to enter the Black Hawk and other Colorado markets through the purchase or expansion of existing facilities, which could materially harm our business, financial condition and results of operations. For example, the Black Hawk Casino by Hyatt, which is now called Mountain High Casino and is no longer managed by the Hyatt Corporation, opened in Black Hawk on December 20, 2001. The addition of this casino added 1,320 machines to the market. Also, the Isle of Capri-Black Hawk recently acquired Colorado Central Station Casino in Black Hawk which will be joined together with a skywalk. Further, the Isle of Capri has begun a substantial expansion of the properties which will include the addition of a new covered parking garage, hotel rooms, casino space and restaurants.

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

The Colorado Constitution permits citizens to propose constitutional amendments, or changes to Colorado’s statutes, by petition. In order for a petition to appear on the ballot, proponents must obtain the signatures by registered electors in an amount equal to 5% or more of the votes cast for all candidates for the office of Colorado’s Secretary of State at the previous general election. Three initiatives that would expand gaming in Colorado were proposed for the November 2003 election. Each of these proposals would have permitted no fewer than 500 video lottery terminals, subject to the jurisdiction of the Colorado Lottery Commission, at each of the state’s five currently licensed horse and greyhound race tracks. The initiatives set no limit on the number of video lottery terminals that could have been operated at these sites. All of the tracks are located in or near major urban centers in Colorado, and two of the tracks are located in the Denver metropolitan area, from which Black Hawk Gaming’s Colorado casinos draw most of their customers. The proposal to expand gaming with video lottery terminals at horse and dog tracks was defeated by Colorado voters by a margin of approximately 81% against, 19% for during the November 2003 elections. Similar proposals to expand gaming could be initiated in the future. Finally, recent reports in the press have indicated that there may be groups interested in promoting gaming activities on Native American lands yet to be designated as such near metropolitan Denver, Colorado or in Central City, Colorado.

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

In addition, we believe that casino gaming and the expansion of gaming activities, particularly at Native American establishments in areas in or close to Nevada, such as California, Oregon, Washington, Arizona and western Canada, could materially harm our operations at our Reno property.

Louisiana Truck Plaza Operations. The Louisiana truck plaza operations compete with other truck plazas located in Louisiana and other forms of gaming, such as land-based, riverboat and Native American casinos, as well as slot machines located at horseracing tracks and video poker machines located in bars, restaurants, hotels and off-track wagering facilities.

Pari-mutuel Wagering Operations. We operate a racetrack in New Kent, Virginia, and off-track wagering facilities in Chesapeake, Hampton, Brunswick, and two in Richmond, Virginia. Construction planning began on a sixth facility in Vinton, Virginia.

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

The Federal Interstate Horseracing Act and the Virginia Racing Act require Colonial Holdings to have written agreements with representative Virginia horsemen’s groups in order to simulcast races. Our current agreement with the VHHA expires on December 31, 2005. Effective as of January 1, 2003, we entered into an agreement with the VaHBPA that expires on December 31, 2004.

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

Jeffrey P. Jacobs, our Chairman and Chief Executive Officer, owns 50% of our common shares and a trust controlled by Richard E. Jacobs, his father, owns the remaining 50% of our common shares. Each has the ability to significantly influence our affairs, including the election of our directors and transactions including mergers, consolidations or sales of assets. In addition, none of Jeffrey P. Jacobs, Richard E. Jacobs or any of the entities which either of them control is restricted from pursuing other opportunities which may compete for business with our operations. An entity owned by Jeffrey P. Jacobs and the Richard E. Jacobs Revocable Trust is the beneficial owner of 9% of the common stock of Riviera Holdings Corporation, which operates two casinos, one in Black Hawk, Colorado and the other in Las Vegas, Nevada. Gameco Holdings, Inc. which is owned by Jeffrey P. Jacobs and Richard E. Jacobs owns and operates four truck stop casinos in Louisiana. See Item 13 below.

Item 2. Properties

See “Our Properties and Operations” in Item 1 above for a description of the location and general character of our principal properties. Each of our properties is subject to liens and encumbrances securing our senior credit facility and senior secured notes. See note 7 to our consolidated financial statements included elsewhere herein.

Item 3. Legal Proceedings

On May 25, 2001, a lawsuit was filed in The United States District Court for the District of Colorado (Case No. 01-D-0964) by Central City, several casino operators located in Central City and others against the City of Black Hawk, the Black Hawk Gaming Owners Association (formerly the Black Hawk Casino Owners Association) and several casino operators located in Black Hawk, including Black Hawk Gaming. The suit alleges that the defendants caused economic harm to the plaintiffs by engaging in a conspiracy and scheme to harm competition, restrain trade and monopolize the gaming industry in the Gilpin County, Colorado market in violation of federal and state constitutional law, statutory and common law. Also, the complaint alleges that in 1996 the City of Black Hawk began interfering in Central City’s plans to construct a road directly from Interstate 70 to Central City. The plaintiffs seek compensatory, treble and exemplary damages against the defendants in amounts to be proven at trial along with interest, costs and attorneys’ fees. In March 2003, Central City’s city council voted to withdraw from the lawsuit. Central City has since been dismissed from the lawsuit. The remaining plaintiffs have continued to pursue the lawsuit. On March 26, 2003, the district court entered an order dismissing with prejudice the plaintiffs’ seventh, eighth, eleventh, twelfth and thirteenth claims for relief (i.e., the state common law claims and the claims under RICO and its Colorado statutory counterpart (COCCA)). On August 28, 2003, the court held a hearing on the motions to dismiss the state and federal antitrust claims. We are awaiting a ruling on those motions. We believe that this lawsuit is without merit and we intend to contest it vigorously. We are unable to reasonably estimate the amount, or range of amounts, if any, associated with this litigation. However, we do not believe the suit will result in any material liability.

In March 2003, the Galactic Gaming, Inc., one of the plaintiffs in Case No. 01-D-0964 (MJW), filed an action in District Court in Jefferson County, Colorado, Case No. 03CV0793, Division 7, against many of the same defendants as in Case No. 01D0964 (MJW), including Black Hawk Gaming. This action asserted state common law claims identical or virtually identical to those that were asserted and dismissed with prejudice in the federal action. Plaintiff moved for voluntary dismissal and on July 16, 2003, the Jefferson County district court dismissed the action without prejudice. At this time, we do not believe that plaintiff will attempt to reassert this action. We are unable to reasonably estimate the amount, or range of amounts, if any, associated with this litigation. However, we do not believe the suit will result in any material liability.

On June 25, 1999, a complaint against The Lodge was filed by a casino operating downstream from The Lodge. The complaint alleges, among other things, that the plaintiff was damaged by subsurface water flows onto its property from The Lodge property, resulting in damages of approximately $400,000 to build a new system to handle the flow. The Lodge has denied all liability and has turned the matter over to its insurance carrier, which is providing a defense to the suit. The insurance carrier has the option to settle or litigate the claim. We do not believe the suit has merit and we will continue to work with the insurance carrier to defend against the allegations alleged by the plaintiff. We are unable to reasonably estimate the amount, or range of amounts, if any, associated with this litigation. We do not believe the suit will result in any liability to us.

We are involved in routine litigation arising in the ordinary course of business. We believe these matters are covered by appropriate insurance policies.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of our security holders.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

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

We have made no repurchases of our equity securities since our inception in 2001.

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

	1999	2000	2001	2002	2003(1)
Statements of Operations Data:
Net revenues	$31,716	$31,796	$46,653	$153,720	$171,849
Total costs and expenses	28,741	30,508	42,568	130,869	149,603

Operating income	2,975	1,288	4,085	22,851	22,246
Interest expense, net	(2,840)	(2,396)	(4,130)	(18,106)	(19,583)
Gain on sale of assets	—	—	—	—	10
Equity in earnings (loss) of investments and minority interest	4,143	5,399	4,635	(1,807)	—

Net income	$4,278	$4,291	$4,590	$2,938	$2,673

Balance Sheet Data (end of period):
Current assets	$3,885	$2,009	$5,148	$26,850	$22,045
Total assets	86,977	86,118	105,992	236,226	236,573
Current liabilities	21,058	6,348	10,233	24,351	23,271
Long-term debt and other liabilities	20,050	1,160	14,692	147,113	145,867
Minority interest	20,116	18,567	17,308	—	—
Stockholders’ equity	25,753	60,043	63,759	64,762	67,435

(1)	The of selected financial data for 2003 compared to prior years is affected by the transactions occurring on February 22, 2002, as described more fully below and in note 1 to our consolidated financial statements included elsewhere in this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the results of our operations on a historical basis followed by a discussion of our results of operations on a “pro forma basis.” We have provided the pro forma (which means “as if”) information in order to present the results of our operations as if the business combinations that we will be describing had been completed at the beginning of each period presented. This should provide you with a clearer understanding of comparisons between the periods presented. You should read the following discussions and analyses in conjunction with the audited consolidated financial statements that are included in this Form 10-K. Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties described elsewhere in this report.

Our historical information may not necessarily be meaningful when making year to year comparisons, as our cost structure, debt structure, capitalization, and the overall composition of our company following the transactions discussed herein have significantly changed. Further, the historical information should not necessarily be taken as a reliable indication of our future performance.

1. Historical background of the Company

In order for a reader to gain a complete understanding of our Company, we feel it is necessary to discuss our history and how we have arrived to this point. Briefly, on February 22, 2002, we completed several acquisitions, which were primarily funded by the proceeds from the issuance of $125 million in senior secured notes on February 8, 2002. These notes bear an 11 7/8% interest rate and are due in 2009. A discussion of the principal components of the acquisitions is as follows.

On February 22, 2002 Jeffrey P. Jacobs and The Richard E. Jacobs Revocable Trust contributed substantially all of their interests in Diversified Opportunities Group Ltd. (“Diversified”) and their combined 100% interest in Jalou II in exchange for 100% of the common stock of Jacobs Entertainment. On the acquisition date, immediately prior to the acquisition of the publicly held shares of Black Hawk Gaming & Development Company, Inc. (“Black Hawk Gaming”) and Colonial Holdings, Inc. (“Colonial”) described below, Diversified owned 100% of Jalou L.L.C., approximately 44% of Colonial, approximately 32% of Black Hawk Gaming, and a 25% interest in The Lodge Casino at Black Hawk (“The Lodge”) (of which the remaining 75% was owned by Black Hawk Gaming). The exchange of Jacobs Entertainment, Inc. shares for the interests of Diversified and Jalou II was accounted for as a combination of entities under common control, which is similar to the pooling of interests method of accounting for business combinations. As a result, the results of operations of Diversified and Jalou II are presented in the Jacobs Entertainment income statement as though these transactions had been completed at the beginning of each year presented as described more fully below.

The ownership interest of the Jalou entities and the acquisition dates for each property are as follows:

Date Acquired
Jalou, LLC:
Houma Truck Plaza and Casino	February 7, 2001
Cash’s Casino -revenue interest	February 7, 2001
Bayou Vista Truck Plaza and Casino	January 11, 2002
Lucky Magnolia Truck Stop and Casino	January 11, 2002
Raceland Truck Plaza and Casino	February 22, 2002
Jalou II:
Winner’s Choice Casino	February 7, 2001
Colonel’s Truck Plaza and Casino	January 11, 2002

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

As a result of these transactions, we are a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Louisiana, Nevada and Virginia. We own and operate three land-based casinos, six truck plaza video gaming facilities and a horseracing track with five off-track wagering facilities. In addition, we are a party to an agreement that entitles us to a portion of the gaming revenue from an additional truck plaza video gaming facility.

We have elected to be taxed under the provisions of Subchapter “S” of the Internal Revenue Code of 1986. Under those provisions, the owners of our company pay income taxes on our taxable income.

2. Overview and discussion of our operations—i.e. how we look at things

Since the acquisitions described above, we presently operate our company on a “de-centralized basis”. Each of our casino properties (The Lodge, the Gilpin, and the Gold Dust West) i.e. the “Western Division”, is managed by an on-site General Manager each of whom reports to a Vice-President of Operations who is located in our Black Hawk, Colorado offices. Our “Eastern Division” comprises all of our truck-stop video poker operations and our Virginia race-track and off-track betting parlor facilities. Our respective divisions are headed up by a President each of whom reports to our Chief Executive Officer located in West Palm Beach, Florida. Our management team conducts monthly video conferencing and tele-conferencing calls and each of the units functions as a separate profit center. We account for our businesses in segments, with each segment signified by state operations. Presently, we operate with four segments; Colorado, Nevada, Virginia and Louisiana. It is our plan during the next two years to consolidate functional areas and operate on a more centralized basis. By doing so we believe we will be able to obtain some economies of scale in accounting, human resources, centralized purchasing and other areas.

When we analyze and run our business units, we focus on several measurements which we believe provide us with the necessary ratios and key performance indicators in order for us to determine “how we are doing” versus our competition and against our own internal goals and budgets. We confer monthly and discuss and analyze significant variances and try to identify trends and changes in the business. Additionally, we utilize EBITDA (earnings before interest, taxes, depreciation and amortization) as one of the methods of reviewing and analyzing the results of our operations of each property. While we recognize that EBITDA is not a generally accepted accounting principle (i.e., non-GAAP) financial measure, we nonetheless believe it is useful because it allows investors and management to evaluate and compare operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Additionally, most analysts following the gaming industry utilize EBITDA as a financial measurement. Finally, EBITDA is a key component of certain financial covenants in our debt agreements and as such is a critical component that we closely watch in order to determine our ability to achieve future growth.

In addition to the above performance measurements we pay particular attention to our monthly and annual cash flow. Our business is sensitive to shifts in volumes and levels of activity and we find it necessary to watch our cash closely. Further, every six months (February 1 and August 1) we have a cash interest payment due on our $125 million bond issuance amounting to $7.4 million. We have a $10 million revolver with a lender on which we usually draw about $2 to $5 million every six months in order to make our interest payments. This is generally a function of the timing of cash receipts from our operations coupled with the amount of cash we need to run the business—i.e. our “cash-inventory.” We estimate that we require approximately $12 million of “cash-inventory” to run our business. We may be able to reduce this amount when we are able to consolidate our cash from our various operations. This would reduce the amount of borrowings we may need to pay interest on our notes and/or to finance operations. This will be another by-product of our goal to centralize our business operations. However, under our existing super-senior bank loan covenants we are unable to consolidate our cash. We are in the process of obtaining covenants to allow us to do so or change lenders in the near future. See “Liquidity and Capital Resources.”

A summary of our consolidated operating results for the years ended December 31, 2003, 2002, and 2001 is as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Revenues
Gaming:
Casino	$96,816	$83,515	$—
Truck stop	24,108	21,884	6,666
Pari-mutuel	29,189	27,872	27,781
Food and beverage	16,383	12,405	2,143
Convenience store—fuel	17,229	14,909	5,688
Other	7,776	7,214	4,375
Less: promotional allowances	(19,652)	(14,079)	—

Total Net revenues	$171,849	$153,720	$46,653

Operating income	$22,246	$22,851	$4,085
Interest expense, net	19,583	18,106	4,130
Other income	10	—	—
Equity in (loss) earnings of investments—Black Hawk Gaming and The Lodge	—	(1,980)	3,377
Minority interest in loss—Colonial Holdings	—	173	1,258

Net income	$2,673	$2,938	$4,590

3. Comparison of our historical operations for the year ended December 31, 2003 to the year ended December 31, 2002.

The overall composition of our financial position and the results of our operations have significantly changed for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The changes are primarily attributable to the following factors:

•	The 2003 results include 100% of Colonial’s operations. The 2002 results include 100% of Colonial’s operations for the period following the February 22, 2002 acquisition date plus 100% of operations reduced by the 56% minority interest prior to that date in 2002. We no longer record minority interest for the results of operations subsequent to February 22, 2002 because we now own 100% of Colonial.

•	The comparability of pari-mutuel revenues is not impacted by the acquisition of stock from the minority shareholders because Colonial’s results were also consolidated in 2002. The increase in our year ended December 31, 2003 pari-mutuel revenue from the year ended December 31, 2002 is due primarily to the opening in November of new satellite wagering facility in South Richmond, an increase in the number of live racing days in 2003 from 49 to 63, as well as increased gaming revenue at the Chesapeake and Alberta satellite wagering facilities.

•	The 2003 results include 100% of BHWK’s revenues, compared to the same period in 2002 where results include 100% of BHWK’s revenues for the period from the February 22, 2002 acquisition date through December 31, 2002. For the period prior to the February 22, 2002 acquisition, BHWK’s and The Lodge’s results were included as a component of equity in (loss) earnings of investments. Subsequent to the February 22, 2002 transaction we no longer record “equity in (loss) earnings of investments” relative to BHWK and The Lodge because we now own 100% of BHWK, which includes

The Lodge. Therefore, our equity in (loss) earnings of investments of approximately $2.0 million for the year ended December 31, 2002 is not comparable to the consolidated results shown in the current year. The equity in (loss) earnings of investments for the year ending December 31, 2002 was primarily the result of the write off of various costs and expenses of BHWK relating to our acquisition of the remaining outstanding shares on February 22, 2002.

•	In addition to gaming revenue for BHWK for the current year, the 2003 gaming-casino revenue also includes video poker revenue for the seven truck stop locations for the entire year, whereas the 2002 results include only 3 locations for the entire year, 3 locations from their January 11, 2002 acquisition date through December 31, 2002, and 1 location from its February 22, 2002 acquisition date through December 31, 2002.

•	Other revenue in 2003 is primarily comprised of sales from the convenience store, fuel and restaurant operations located in the six truck stop facilities that we owned for the full year in 2003 combined with food, beverage, and hotel revenues of BHWK for the full year ended 2003. Other revenue in the year ended 2002 consisted of similar revenues from three truck stops for the full year, three truck stops for the period from their acquisition on January 11, 2002 through December 31, 2002, one truck stop from its acquisition date of February 22, 2002 through December 31, 2002 and food, beverage, and hotel revenues from our three casinos subsequent to February 22, 2002 through December 31, 2002 (recall that all casino operations were included as a component of equity in earnings (loss) of investments for periods prior to the February 22, 2002 acquisition date).

•	Interest expense in 2003 includes, among other debt, a full year of interest related to our $125.0 million debt offering as compared to 2002, which only included interest charges from February 8, 2002 to December 31, 2002.

Refer to the pro forma presentation in Item 8 below for more information comparing the year ended December 31, 2003 to the year ended December 31, 2002.

4. Comparison of our historical operations for the year ended December 31, 2002 to the year ended December 31, 2001.

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

Jacobs Entertainment’s 2002 results include 100% of Colonial’s operations for the period following the February 22, 2002 acquisition date plus 44% of the operations prior to that date in 2002, due to the 56% minority interest (which existed until the February 22, 2002 acquisition date), whereas the comparable 2001 period includes 44% of Colonial’s operations for the entire period. We no longer record minority interest for the results of operations subsequent to February 22, 2002 because we own 100% of Colonial as of that date. The comparability of pari-mutuel revenues is not impacted by the acquisition of stock from the minority stockholders because Colonial’s results were also consolidated in 2001.

The 2002 results include 100% of Black Hawk Gaming’s revenues for the period from the February 22, 2002 acquisition date through December 31, 2002 whereas Black Hawk Gaming’s and The Lodge’s results were included as a component of equity in earnings (loss) of investments for periods prior to February 22, 2002. We no longer record “equity in earnings (loss) of investments” relative to Black Hawk Gaming and The Lodge because we now own 100% of Black Hawk Gaming, which includes The Lodge. Our equity in earnings (loss) of investments went from approximately $3.4 million in earnings for the year ended December 31, 2001 to a $2.0 million loss for the year ended December 31, 2002. This is primarily the result of the write-off of various costs and expenses of Black Hawk Gaming relating to our acquisition of remaining shares on February 22, 2002. See note 6 in the accompanying notes to the consolidated financial statements for a description of these costs.

In addition to gaming revenue for Black Hawk Gaming for the period described above, the 2002 results for gaming revenue also include video poker revenue for the periods indicated from all seven truck stops locations, whereas the 2001 results include only 3 locations due to the timing of the truck stop acquisitions described above.

Other revenue in 2001 is primarily comprised of sales from our convenience store, fuel and restaurant operations located in the three truck stop facilities that we owned in 2001. Other revenue in 2002 consists of similar revenues from four additional truck stops that we acquired early in 2002, food and beverage revenues from our casinos subsequent to February 22, 2002, and revenue from our two hotels attached to The Lodge and Gold Dust West subsequent to February 22, 2002 (recall that all casino operations were included as a component of equity in earnings (loss) of investments for periods prior to the February 22, 2002 acquisition date); and

Interest expense in 2002 includes charges related to our $125.0 million debt offering which occurred on February 8, 2002, whereas the 2001 results do not.

Refer to the pro forma presentation below in Item 8 for more information comparing the year ended December 31, 2002 to the year ended December 31, 2001.

5. Liquidity and Capital Resources

On February 22, 2002 we completed the sale of $125 million of our senior secured notes. These notes are due 2009 and we pay annual interest at the rate of 11 7/8 % on a semi-annual basis, which occurs on the first day of February and August. The notes were sold at 96.04% of par and we received net proceeds of $120.05 million. We utilized the proceeds of the notes plus cash from our combined companies of approximately $8.0 million to acquire the remaining shares of Black Hawk Gaming for approximately $37.0 million (which includes $3.1 million for the buyout of all outstanding options at February 22, 2002), assume and refinance Black Hawk Gaming’s existing reducing revolving credit facility totaling approximately $60.0 million and pay Black Hawk Gaming’s interest rate swap breakage costs of $1.1 million (net of tax benefit) on the acquisition date; acquire the remaining shares of Colonial for $4.6 million; pay the cash portion of the purchase price for the Louisiana truck plazas of $14.5 million; pay accrued interest, advances and other payables to affiliates of $3.2 million; and pay remaining transaction fees and expenses incurred subsequent to December 31, 2001, totaling an estimated $2.4 million. In addition, we issued $5.8 million of promissory notes to the sellers of the Louisiana truck plazas we acquired.

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

At December 31, 2003, cash and cash equivalents were approximately $18.1 million, which included $1.7 million of restricted cash. Our total debt excluding accounts payable approximated $148 million at December 31, 2003.

Our future liquidity, which includes our ability to make semi-annual interest payments on our senior secured notes depends upon our future overall success. Additionally, as discussed above our ability to successfully integrate our operations is a significant factor in the overall generation of our cash flows from operations.

We do not have any off-balance sheet financing arrangements or transactions with unconsolidated, limited purpose entities nor are any contemplated in the future.

We believe that our cash flow from operations, cash and cash equivalents and our senior $10 million credit facility discussed above will be adequate to meet our debt service obligations as well as our capital expenditure requirements for the next twelve months. However, we can give no assurance that these sources of cash will be sufficient to enable us to do so. Further, in addition to our normal capital expenditure requirements, we completed a $7.8 million expansion of the Gilpin in the third quarter of 2003. As our credit covenants allow or if we pursue additional equity and/or debt sources, we anticipate that we will pursue the acquisition of other properties and engage in new development opportunities. We paid for the expansion of the Gilpin from our existing cash flow and/or our $10 million credit facility over the nine-month construction time of the addition. However, we may need to enter into new financing arrangements and raise additional capital in the future if we are unable to sustain our current operations. Our ability to incur additional debt is further restricted by the terms and covenants of our senior secured notes. We can give no assurance that we will be able to raise capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, and heighten the related risks we currently face.

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

The following table provides disclosure concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of December 31, 2003.

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt(1)	$151,511	$2,554	$1,383	$1,199	$146,375
Operating leases(2)	13,597	963	1,723	1,431	9,480
Other long-term obligations(3)	2,007	1,146	809	52	—

Total contractual cash obligations	$167,115	$4,663	$3,915	$2,682	$155,855

(1)	Long-term debt includes amounts owing under the terms of our notes, the Black Hawk special assessment bonds, indebtedness of Colonial Holdings, the existing and new Louisiana properties’ seller notes now held by affiliates, and the subordinated debt to affiliates.
(2)	Operating leases include a land and warehouse lease for the Gold Dust in Reno, Nevada, as well as other leases for property and equipment.
(3)	Other long-term obligations include the commitment of our truck stop operations to pay $1 per video poker machine per day, plus $1,000 per machine annually in licensing to an outside party to maintain its video poker machines in its truck stop premises. Other long-term obligations also include amounts payable under employment contracts described in Item 11 below.

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

Finally, Colonial is party to a Management and Consulting Agreement, with Maryland-Virginia Racing Circuit, Inc. (the “Circuit”), an affiliate of the Maryland Jockey Club that owns and operates thoroughbred horse racetracks in Maryland, pursuant to which the Circuit provides certain management services at the racetrack and off-track facilities and coordinates a Virginia-Maryland thoroughbred racing circuit. Under the agreement, Colonial pays a management fee of 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in Virginia, excluding certain amounts specified in the agreement (“Handle”), and 2.0% of Handle from $75 million to $125 million and 1.5% of Handle in excess of $125 million and 3.25% of any Handle for any future off-track facilities located in the counties of Loudoun, Fairfax, Prince William, and Arlington and the Virginia cities of Manassas, Manassas Park, Fairfax City, Falls Church, and Alexandria. (Colonial currently does not have off-track facilities located in such localities.) The term of the agreement expires in 2046. See note 12 to our consolidated financial statements.

In February 2003, Colonial entered into an amendment to the agreement pursuant to which the Circuit agreed to a management fee of 1.5% of Handle for Handle in excess of $125 million generated from the racetrack and off-track facilities located in Richmond, Chesapeake, Brunswick, and Hampton and certain localities in the Central and Southside portions of Virginia.

6. Critical Accounting Policies

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

7. Recent Accounting Pronouncements

See “New Accounting Standards” in note 2 to our consolidated financial statements included elsewhere in this report for a discussion of recent accounting pronouncements of the Financial Accounting Standards Board which have had, and may in the future have, a material impact on our financial position and results of operations.

8. Pro Forma Results of Operations

We believe it is meaningful to present the following pro forma information in order to allow a reader the ability to compare our operations “as if” the business combinations we have discussed above had been completed at the beginning of the year ended December 31, 2002 compared to our actual operations for the year ended December 31, 2003. The information presented is by each state in which we now have operations and presents our pro forma EBITDA (earnings before interest depreciation and amortization) by each business segment. As we have discussed this is one of the ways that management reviews and analyzes the results of operations of each of our properties. The components of operations presented below differ from the analysis provided above for actual results as the composition of the company has changed due to the transactions occurring during the first quarter of 2002. The following presentations reflect 100% of the operations for all entities for the respective one year periods and, therefore, we believe this represents the most appropriate method of presenting the true operating performance capabilities of the combined operations of the entities involved.

	Year Ended December 31,
	2003	2002*
	(in thousands)
Pro Forma Net Revenue
Colorado	$72,477	$75,960
Nevada	19,864	18,868
Louisiana	46,505	42,787
Virginia	33,003	31,224

Total net revenue	171,849	168,839

Pro Forma Costs And Expenses
Colorado	$53,769	$54,721
Nevada	14,122	13,676
Louisiana	36,165	32,747
Virginia	31,220	28,696
Net corporate overhead	5,256	8,460

Total costs and expenses	140,532	138,300

Pro Forma EBITDA
Colorado	$18,708	$21,239
Nevada	5,742	5,192
Louisiana	10,340	10,040
Virginia	1,783	2,528
Net corporate overhead	(5,256)	(8,460)

EBITDA	$31,317	$30,539

The following table sets forth a reconciliation of EBITDA, a non-GAAP financial measure, to net income, a GAAP financial measure.

Year ended December 31, 2003	EBITDA	Depreciation and Amortization	Interest Income	Other Income	Interest Expense	Net Income
Colorado	$18,708	$4,759	$3	$—	$10,774	$3,178
Nevada	5,742	1,241	—	—	3,123	1,378
Louisiana	10,340	1,650	14	—	1,986	6,718
Virginia	1,783	1,285	44	—	264	278
Corporate overhead	(5,256)	136	1	10	3,498	(8,879)

Totals	$31,317	$9,071	$62	$10	$19,645	$2,673

Year ended December 31, 2002	EBITDA Pro forma*	Depreciation and Amortization Pro forma	Interest Income Pro forma	Other Income	Interest Expense Pro Forma	Net (Loss) Income Pro Forma
Colorado	$21,239	$6,454	$29	$—	$10,933	$3,881
Nevada	5,192	1,404	2	—	3,879	(89)
Louisiana	10,040	1,548	28	—	2,029	6,491
Virginia	2,528	1,414	35	—	611	538
Corporate overhead	(8,460)	74	115	—	3,755	$(12,174)

Totals	$30,539	$10,894	$209	$—	$21,207	$(1,353)

*	Previously reported pro forma EBITDA for the year ended December 31, 2002 has been recharacterized resulting in the following changes in the current presentation:

•	Colorado costs and expenses have been increased by management fees incurred in the amount of $227 for the period January 1, 2002 through February 22, 2002. No management fees were incurred during the year ended December 31, 2003.

•	Corporate overhead costs and expenses have been increased by transaction related non-recurring privatization costs and expenses of $4,162 which included a $3,165 charge related to the redemption of outstanding stock options of Black Hawk Gaming & Development Company, Inc. and $997 in accounting, legal and other expenses.

A. COLORADO

Overview

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

A summary of the net revenue, costs and expenses and EBITDA of our Colorado properties is as follows:

	Year Ended December 31,
	2003	2002
	(in thousands)
Net Revenues
The Lodge	$57,136	$58,643
Gilpin	15,341	17,317

Total net revenues	72,477	75,960

Costs and Expenses
The Lodge	40,262	40,920
Gilpin	13,507	13,801

Total costs and expenses	53,769	$54,721

EBITDA
The Lodge	16,874	17,723
Gilpin	1,834	3,516

Total EBITDA	$18,708	$21,239

The following table sets forth a reconciliation of EBITDA, a non-GAAP financial measure, to net income, a GAAP financial measure.

For the year ended December 31, 2003	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Lodge	$16,874	$3,339	$2	$8,341	$5,196
Gilpin	1,834	1,420	1	2,433	(2,018)

Total	$18,708	$4,759	$3	$10,774	$3,178

For the year ended December 31, 2002	EBITDA Pro forma	Depreciation and Amortization Pro forma	Interest Income Pro forma	Interest Expense Pro forma	Net Income Pro forma
Lodge	$17,723	$4,818	$21	$8,731	$4,195
Gilpin	3,516	1,636	8	2,202	(314)

Total	$21,239	$6,454	$29	$10,933	$3,881

Increased Competition in the Black Hawk Market

The competitive aspects of the market in Black Hawk continue to be a significant factor in our operations. Approximately 1,550 machines entered the market in 2000 with an additional 1,050 parking spaces. Further, in December of 2001 another property entered the market and opened with 1,320 devices and parking for 850 cars.

As a result of the increased level of development activity in Black Hawk over the last three years, there were approximately 9,500 gaming devices in the City at December 31, 2003. At December 31, 2003 we had approximately 1,380 devices in this market (900 at The Lodge and 480 at the Gilpin) which represented approximately 15% of the total devices in the Black Hawk market.

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

Pro Forma Results of Operations for the year ended December 31, 2003 compared to the year ended December 31, 2002

Net Revenues. The decrease in net revenues of our Colorado operations is attributable to a reduction in net revenues at the Gilpin of approximately $2.0 million or 11% and $1.5 million or 3% at The Lodge. Colorado’s operations have been impacted by increased competition during negative market growth during 2003. In addition, on June 24, 2003 we completed our $7.8 million expansion for the Gilpin, which commenced during the third quarter of 2002. While we believe this expansion will provide a more competitive single floor casino environment and enable us to more effectively compete with the newer and larger properties in the market, our revenues were negatively impacted.

Costs and Expenses. Total costs and expenses associated with our Colorado operations decreased $1.0 million for the year ended December 31, 2003 compared to the same period of 2002. The decrease of $0.7 million in costs and expenses attributable to The Lodge was primarily comprised of reductions in labor, slot participation costs, gaming tax and the elimination of management fees. The decrease of $0.3 million in costs and expenses attributable to the Gilpin was also primarily comprised of reductions in labor, slot participation, and gaming taxes.

Earnings Before Interest, Taxes, Depreciation and Amortization. The Colorado properties EBITDA was approximately $16.9 million and $1.8 million for The Lodge and Gilpin, respectively. The decrease in The Lodge’s EBITDA of $0.8 million from $17.7 million for the year ended December 31, 2002 to $16.9 million for the year ended December 31, 2003 was primarily due to the negative market growth during 2003. The decrease in the Gilpin’s EBITDA of $1.7 million from $3.5 million for the year ended December 31, 2002 to $1.8 million for the year ended December 31, 2003 is attributable to the negative market growth as well as the construction interruption during the current year.

B. NEVADA

Overview

We acquired our Reno, Nevada property in January 2001. In September 2001 we installed a “slot-player tracking” system and began to directly market to our local customer base. During 2002, we made several improvements to the property including a significant remodeling of the Wildwood kitchen and serving line, the addition of outdoor signage, and general landscaping improvements.

Pro Forma Results of Operations for the year ended December 31, 2003, compared to the year ended December 31, 2002

Net revenues. The Gold Dust West generated net revenues of $19.9 million for the year ended December 31, 2003 compared to $18.9 million for the year ended December 31, 2002. We believe this increase of 5.3% is due to the success of our slot club programs. In September of 2001, we completed the installation of our slot player tracking system and we have been since actively enrolling members into our slot players club and modifying our marketing programs. We believe this effort continues to increase play from our customers and accounts for the increase in our net revenues during the current year.

Costs and Expenses. The Gold Dust West’s costs and expenses were up approximately $0.5 million from $13.6 million for the year ended December 31, 2002 to $14.1 million for the year ended December 31, 2003. The increase is primarily due to increased costs of providing complimentary food and beverage of approximately $0.2 million, $0.2 million in gaming taxes, and other net costs and expenses of $0.1 million.

Earnings Before Interest, Taxes, Depreciation and Amortization. The Gold Dust West’s EBITDA was approximately $5.7 million and $5.2 million for the years ended December 31, 2003 and 2002, respectively. The increase of $0.5 million, or 9.6%, resulted primarily from the increase in gaming revenue.

C. LOUISIANA

Overview

The Louisiana truck plaza video gaming properties consist of six truck plaza gaming facilities located in Louisiana and a share in the gaming revenues of an additional truck plaza. The acquisition dates of each of the respective truck stops were discussed previously.

Each truck plaza features a convenience store, fueling operations, a restaurant and 50 video gaming devices (except for Lucky Magnolia Truck Stop and Casino which has 40 video gaming devices).

The Louisiana truck plazas’ revenues are comprised of (i) revenue from video poker gaming machines; (ii) sales of gasoline and diesel fuel; (iii) sales of groceries, trucker supplies and sundry items through their convenience stores; (iv) sales of food and beverages in their restaurants and bars; and (v) miscellaneous commissions on ATMs, pay phones and lottery sales.

All video poker activity is reported instantaneously via a computer phone line directly to the Louisiana State Police. The Louisiana truck plazas’ revenues are heavily dependent on meeting the minimum gallons of fuel sales requirements necessary to operate video poker gaming machines in Louisiana. These requirements must be complied with on a quarterly basis. In the event of noncompliance, the Louisiana State Police must turn off a portion of the video poker machines. We believe the Louisiana truck plazas will continue to meet the fuel sales requirements necessary to operate video poker gaming machines in Louisiana at current levels.

Pro Forma Results of Operations for the year ended December 31, 2003, compared to the year ended December 31, 2002

Net revenues. The Louisiana truck plazas generated net revenues of $46.5 million for the year ended December 31, 2003 compared to $42.8 million for the year ended December 31, 2002. This increase of 8.6% is due to increases in gaming and fuel revenues. Gaming revenues have increased as a result of advertising and promotional marketing efforts driven to create a brand and identity for our locations. Fuel revenues have increased primarily due to a weighted average price per gallon increase from $1.28 per gallon in 2002 to $1.45 per gallon in 2003.

Costs and Expenses. The Louisiana truck plazas’ costs and expenses were $36.2 and $32.8 million for the years ended December 31, 2003 and 2002, respectively. Costs and expenses increased $3.4 million due primarily to the increase in gaming and fuel revenues.

Earnings Before Interest, Taxes, Depreciation and Amortization. The Louisiana properties’ EBITDA was approximately $10.3 million and $10.0 million for the years ended December 31, 2003 and 2002, respectively. The increase of $0.3 million, or 3.0%, resulted primarily from the increase in gaming revenue.

D. VIRGINIA

Overview

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

Colonial’s revenues are heavily dependent on the operations of its off-track wagering facilities. Revenues from the off-track wagering facilities help support live racing at the track. The amount of revenue Colonial earns from each wager depends on where the race is run and where the wagering takes place. Revenues from import simulcasting of out-of-state races and from wagering at the track and at the off-track wagering facilities on races run at the track consist of the total amount wagered at Colonial’s facilities, less the amount paid as winning wagers. The percentage of each dollar wagered on horse races that must be returned to the public as winning wagers (typically about 79%) is legislated by the state in which a race takes place. Revenues from export simulcasting consist of amounts payable to Colonial by the out-of-state racetracks and their simulcast facilities with respect to wagering on races run at the track.

Colonial entered into a Management and Consulting Agreement, with Maryland-Virginia Racing Circuit, Inc. (the “Circuit”), an affiliate of the Maryland Jockey Club (“MJC”), to provide experienced management for the racetrack and off-track facilities and to create a Virginia-Maryland thoroughbred racing circuit. Under the agreement, MJC agrees to suspend live racing at their racetracks, Laurel Park and Pimlico Race Course, during Colonial’s live thoroughbred meets. Parties to the agreement also exchange thoroughbred simulcast signals for their live meets at no cost to either party. The Circuit manages Colonial’s off-track facilities as well as the live standardbred and thoroughbred meets and provides certain personnel, at its expense, for the live thoroughbred meet. For its services, the Circuit receives a management fee of 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in Virginia, excluding certain amounts specified in the agreement (“Handle”), and 2.0% of Handle from $75 million to $125 million and 1.5% of Handle in excess of $125 million. In addition, Colonial agreed to pay a management fee of 3.25% of Handle for any future off-track facilities located in the counties of Loudoun, Fairfax, Prince William, and Arlington and the Virginia cities of Manassas, Manassas Park, Fairfax City, Falls Church, and Alexandria. See note 12 to our consolidated financial statements.

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

Pro Forma Results of Operations for the year ended December 31, 2003, compared to the year ended December 31, 2002

Total Revenues. Colonial generated net revenues for the year ended December 31, 2003 of $33.0 million compared to $31.2 million for the same period of 2002. The increase of total revenues of $1.8 million, or 5.8%, is due primarily to the opening in November of a new satellite wagering facility in Richmond, an increase in the number of live racing days in 2003 from 49 to 58, as well as increased gaming revenue at the Chesapeake and Brunswick satellite wagering facilities.

Costs and expenses. Colonial’s direct operating costs and expenses were $31.2 million for the year ended December 31, 2003 compared to $28.7 million for the same period of 2002. Costs and expenses increased $2.5 million, or 8.7%, for the year ended December 31, 2003 from the same period of 2002. The cost increases were primarily due to the new satellite wagering facility, and expenses associated with live racing, as well as increased revenue at the Chesapeake, Hampton and Brunswick satellite wagering facilities.

Earnings Before Interest, Taxes, Depreciation and Amortization. The Virginia property EBITDA was approximately $1.8 million and $2.5 million for the years ended December 31, 2003 and 2002, respectively. The decrease of $0.7 million was due primarily to expenses associated with the new satellite wagering facility in Richmond, live racing, as well as cannibalization of some of the existing Richmond site’s business as a result of the new facility in South Richmond.

E. Net Corporate Overhead

Overview

Generally, our corporate operations are not a profit center, but rather a cost center that directs the overall managerial, operational and administrative aspects of the Company.

Costs and expenses. Corporate overhead costs and expenses totaled $5.3 million for the year ended December 31, 2003 as compared to $8.5 million for the same period of 2002. The decrease is primarily attributable to the February 22, 2002 transaction related non-recurring privatization costs and expenses of $4.2 million in addition to reductions in travel and labor costs of $0.2 and $0.1 million respectively. The decrease in costs and expenses was offset by a $0.5 million contribution to defeat Amendment 33 in Colorado, $0.2 million in costs and expenses associated with the successful passage of a referendum allowing an off-track wagering facility in Vinton, Virginia, $0.4 million in costs and expenses specifically associated with professional accounting and valuation work, and $0.2 million in costs associated with abandoned development work.

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

Item 8. Financial Statements and Supplementary Data

Reference is made to the financial statements, the notes and schedules thereto, and the independent accountants’ reports thereon, commencing on page F-1 of this report, which financial statements, notes, and reports are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports was recorded, processed, summarized and reported within the applicable time periods. Since the Evaluation Date, there have been no significant changes to our internal controls or, to our knowledge, in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 10. Directors and Executive Officers of the Registrant

The following table provides information regarding our directors and executive officers and key employees of Black Hawk Gaming, Colonial Holdings and the Louisiana properties as of March 19, 2004:

Name	Age	Position
Jeffrey P. Jacobs	50	Chief Executive Officer, President, Secretary, Treasurer and Chairman of the Board
Richard E. Jacobs	78	Director
Stephen R. Roark	56	Chief Financial Officer and President of Casino Operations
Ian M. Stewart	49	President of Pari-Mutuel Wagering and Video Poker Operations
Michael T. Shubic	49	Vice President of Casino Operations
Reid M. Smith	46	Vice President of Video Poker Operations
J. Richard Gottardi	45	Vice President of Video Poker Operations

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

The following table sets forth information regarding the compensation paid by Jacobs Entertainment, Black Hawk Gaming and Colonial Holdings for services rendered in all capacities for the years indicated:

Long-Term Compensation
		Annual Compensation			Awards	Payouts
Name of Officer/Director	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Jeffrey P. Jacobs(1)	2003 2002 2001	500,000 500,000 420,000	-0- 125,000 75,000	— —	— —	— —	— —	— —
Stephen R. Roark(2)	2003 2002 2001	300,000 300,000 250,000	30,000 75,000 62,500	— —	— —	— —	— —	— —
Ian M. Stewart(3)	2003 2002 2001	215,000 200,000 192,500	45,000 50,000 30,000	— —	— —	— —	— —	— 150,000 187,500

(1)	Jeffrey P. Jacobs was Chief Executive Officer of Black Hawk Gaming and Colonial Holdings for the year 2001. The annual compensation for such period reflects the aggregate compensation he received for his services at both Black Hawk Gaming and Colonial Holdings. His salary compensation for 2003 and 2002 was for services rendered to Jacobs Entertainment.
(2)	Stephen R. Roark was President of Black Hawk Gaming during 2001. His salary compensation for 2003 and 2002 was for services rendered to Jacobs Entertainment.
(3)	Ian M. Stewart was President of Colonial Holdings during 2001. His salary compensation for 2003 and 2002 was for services rendered to Jacobs Entertainment. Mr. Stewart also received $187,500 from Diversified Opportunities Group Ltd. in 2001 pursuant to a consulting agreement and $150,000 in 2002 from affiliates of Jacobs Entertainment for services rendered in connection with the acquisition of the Louisiana truck stops. See “Related Party Transactions.”

We entered into a three year employment agreement with Jeffrey P. Jacobs effective as of February 22, 2002 that contains customary terms and conditions and provides for a base salary of $500,000 per year. Mr. Jacobs is also entitled to receive a bonus of up to 33% of his base salary, with the percentage to be established by Jacobs Entertainment’s Board of Directors. Mr. Jacobs is entitled to the present value of his base salary for the unexpired term of the agreement if he is terminated without cause, plus a pro rata portion of the bonus to which he would be entitled for the portion of the year in which the termination occurred.

We entered into a three year employment agreement with Richard E. Jacobs effective as of February 22, 2002 that contains customary terms and conditions and provides for a base salary of $250,000 per year. Mr. Jacobs is also entitled to receive a bonus of up to 33% of his base salary, with the percentage to be established by Jacobs Entertainment’s Board of Directors. Mr. Jacobs is entitled to the present value of his base salary for the unexpired term of the agreement if he is terminated without cause, plus a pro rata portion of the bonus to which he would be entitled for the portion of the year in which the termination occurred.

We entered into a two year employment agreement with Stephen R. Roark effective as of February 22, 2002 that contains customary terms and conditions and provides for a base salary of $300,000 per year. Mr. Roark is also entitled to receive a bonus of up to 33% of his base salary, with the percentage to be established by Jacobs Entertainment’s Board of Directors. Mr. Roark is entitled to the present value of his base salary for the unexpired term of the agreement if he is terminated without cause, plus a pro rata portion of the bonus to which he would be entitled for the portion of the year in which the termination occurred.

Colonial Holdings entered into a two year employment agreement with Ian M. Stewart effective as of February 22, 2002 that contains customary terms and conditions and provides for a base salary of $200,000 for the first year of the agreement and $215,000 for the second year of the agreement. Mr. Stewart is also entitled to receive a bonus of up to 33% of his base salary, with the percentage to be established by Colonial Holdings’ Board of Directors. Mr. Stewart is entitled to the present value of his base salary for the unexpired term of the agreement if he is terminated without cause, plus a pro rata portion of the bonus to which he would be entitled for the portion of the year in which the termination occurred.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 19, 2004, for (i) each stockholder who is known by us to own beneficially more than 5% of our common stock, (ii) each director and executive officer, and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, we believe, based on information furnished by the persons named in this table, that such persons have voting and investment power with respect to all shares of common stock beneficially owned by them, subject to community property laws, where applicable.

As of March 19, 2004, there were 1,500 shares of our common stock outstanding. We have no equity compensation, stock option or similar plans relating to our equity securities.

Stockholder	Number of Shares	Percentage
Jeffrey P. Jacobs(1) Golden Bear Plaza East Tower 1170 U.S. Highway One, Suite 600 North Palm Beach, Florida 33408	750	50%

Richard E. Jacobs(2) 25425 Center Ridge Road Cleveland, Ohio 41445	750	50%

All executive officers and directors as a group	1,500	100%

(1)	Jeffrey P. Jacobs is our Chief Executive Officer, President, Secretary, Treasurer and Chairman of the Board.
(2)	All 750 shares shown as beneficially owned by Richard E. Jacobs are owned by The Richard E. Jacobs Revocable Trust, of which Richard E. Jacobs is the sole trustee.

Item 13. Certain Relationships and Related Transactions

In order to assist Black Hawk Gaming in its efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, it entered into an agreement with Premier One Development Company effective October 1, 1997. On May 9, 2000, Premier merged into Jacobs Investments Management Co. Inc., 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two former directors of Colonial Holdings. Jacobs Entertainment, Inc. paid or accrued $450,000 to Jacobs Investments Management Company for services during the year ended December 31, 2003 and 2002. In 2002, this agreement was extended until December 31, 2009 at the rate of $450,000 annually.

We provide monthly management and accounting services to truck stops owned by an affiliate of Jeffrey P. Jacobs and the Trust. In addition, the affiliate purchases repair parts from us. Total charges to the affiliate for management services and repair part purchases totaled $318,000 and $125,000 for the years ended December 31, 2003 and 2002, respectively. Accounts receivable due from affiliates totaled $221,000 and $32,000 as of December 31, 2003 and 2002, respectively

Jacobs Entertainment is the obligor on notes to Jeffrey P. Jacobs and the Trust totaling $9.0 million, with interest only payable semi-annually at 12% per annum, and the principal amount due and payable on January 31, 2010. These notes were issued in connection with our acquisition of the Louisiana truck stops described in Item 1 above. We are also an obligor on $10.5 million of notes issued in connection with our acquisition of additional truck stops from an unaffiliated party. These notes were purchased from the seller in February 2003 for $7 million by Jeffrey P. Jacobs and the Trust. The amount and terms of the notes now payable to Mr. Jacobs and the Trust are identical to those described above. As a result of this transaction, for tax purposes our shareholders will recognize taxable income in the form of a discharge of indebtedness of $3.5 million representing the difference between the $10.5 million face amount of the notes and the purchase price of $7.0 million.

Item 14. Principal Accountant Fees and Services

Fees paid or accrued to Deloitte & Touche LLP, our independent auditors, for the last two years were as follows:

	Year Ended December 31,
	2003	2002
	(in thousands)

Audit fees	$535	$454
Audit related fees	15	624
Financial information systems design and implementation
Tax fees	210	160
All other fees	76	16

We have no audit committee. Our board of directors has considered and has determined that provision of the services described above is compatible with maintaining our principal accountant’s independence.

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

We filed a Report on Form 8-K on November 10, 2003 in which, under Items 7 and 12, we reported our results of operations for the three and nine months ended September 30, 2003.

(c)	Exhibits

Exhibit No.	Description

*2.1	Agreement and Plan of Merger dated as of April 25, 2001, among Black Hawk Gaming & Development Company, Gameco, Inc., and BH Acquisition, Inc.

*2.2	Amendment to Agreement and Plan of Merger dated as of November 12, 2001 among Black Hawk Gaming & Development Company, Inc., Gameco, Inc. and BH Acquisition, Inc.

*2.3	Exchange Agreement dated February 22, 2002 among Gameco, Inc., Jeffrey P. Jacobs and The Richard E. Jacobs Revocable Trust.

*2.4	Agreement and Plan of Merger dated as of June 11, 2001 among Colonial Holdings, Inc., Gameco, Inc. and Gameco Acquisitions, Inc.

*2.5	Amendment to Agreement and Plan of Merger dated as of November 16, 2001 among Colonial Holdings, Inc., Gameco, Inc., and Gameco Acquisition, Inc.

*2.6	Agreement and Plan of Merger, dated February 22, 2002 between Gameco, Inc. and Jacobs Entertainment, Inc.

*3.1	Certificate of Incorporation of Gameco, Inc.

Exhibit No.	Description

*3.2	By-Laws of Gameco, Inc.

*3.3	Articles of Incorporation of Black Hawk Gaming & Development Company, Inc.

*3.4	Bylaws of Black Hawk Gaming & Development Company, Inc.

*3.5	Articles of Incorporation of Gold Dust West Casino, Inc.

*3.6	Code of By-laws of Gold Dust West Casino, Inc.

*3.7	Articles of Organization of Black Hawk/Jacobs Entertainment, LLC.

*3.8	Operating Agreement of Black Hawk/Jacobs Entertainment, LLC.

*3.9	Joint Venture Agreement of Gilpin Hotel Venture.

*3.10	Articles of Incorporation of Gilpin Ventures, Inc.

*3.11	By-Laws of Gilpin Ventures, Inc.

*3.12	Articles of Incorporation of Jalou II Inc.

*3.13	By-Laws of Jalou II Inc.

*3.14	Articles of Incorporation of Winner’s Choice Casino, Inc.

*3.15	By-Laws of Winner’s Choice Casino, Inc.

*3.16	Articles of Organization of Diversified Opportunities Group Ltd.

*3.17	Articles of Organization of Jalou L.L.C.

*3.18	Articles of Organization of Houma Truck Plaza & Casino, L.L.C.

*3.19	Articles of Organization of Jalou-Cash’s L.L.C.

*3.20	Articles of Incorporation of JACE, Inc.

*3.21	Articles of Organization of Lucky Magnolia Truck Stop and Casino, L.L.C.

*3.22	Articles of Organization of Bayou Vista Truck Plaza and Casino, L.L.C.

*3.23	Articles of Organization of Raceland Truck Plaza and Casino, L.L.C.

*3.24	Articles of Incorporation of JACE, Inc. (duplicate of Exhibit 3.20).

**3.25	Certificate of Amendment of Certificate of Incorporation of Gameco, Inc.

**3.26	Amended and Restated Certificate of Limited Partnership of Colonial Downs, L.P.

**3.27	Limited Partnership Agreement of Colonial Downs, L.P.

**3.28	Amended and Restated Articles of Incorporation of Colonial Downs Holdings, Inc.

**3.29	Amendment to Articles of Incorporation of Colonial Downs Holdings, Inc.

**3.30	Bylaws of Colonial Downs Holdings, Inc.

Exhibit No.	Description

**3.31	Articles of Incorporation of Stansley Racing Corp.

**3.32	Articles of Amendment to the Articles of Incorporation of Stansley Racing Corp.

**3.33	Bylaws of Stansley Racing Corp.

**3.34	Amended and Restated Operating Agreement of Diversified Opportunities Group Ltd.

**3.35	Amendment to the Operating Agreement of Black Hawk/Jacobs Entertainment, LLC.

**3.36	Amendment to the Certificate of Incorporation of Gameco, Inc.

*4.1	Indenture dated February 8, 2002 by and among Gameco, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association relating to 11 7/8% Senior Secured Notes due 2009.

*4.2	Form of Gameco, Inc. 11 7/8% Senior Secured Notes due 2009 (included as part of the Indenture at Exhibit 4.1).

*4.3	Supplemental Indenture dated February 22, 2002 by and among Gameco, Inc. certain guarantors and Wells Fargo Bank Minnesota, National Association relating to 11 7/8% Senior Secured Notes due 2009.

*4.4	Form of Subsidiary Guaranty for 11 7/8% Senior Secured Notes due 2009 (included as part of the Indenture at 4.1).

*4.5	Registration Rights Agreement dated as of February 8, 2002 by and among Gameco, Inc., certain guarantors, CIBC World Markets Corp. And Libra Securities, LLC.

*4.6	Security Agreement dated February 8, 2002 among Gameco, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association as Trustee.

*4.7	Amendment to the Security Agreement dated February 22, 2002 among Gameco, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association.

*4.8	Joinder Agreements dated February 22, 2002 between Wells Fargo Bank Minnesota, National Association and each guarantor.

*4.9	Guaranty of each guarantor dated February 22, 2002.

*4.10	Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreements and fixture filings by Black Hawk/Jacobs Entertainment LLC and Gilpin Hotel Venture to the Public Trustee of Gilpin County, State of Colorado, as Trustee for the Benefit of Wells Fargo Bank Minnesota, National Association as Beneficiary, dated February 22, 2002.

*4.11	Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreements and fixture filings by Gold Dust Casino, Inc. to the First American Title Company of Nevada, as Trustee for the Benefit of Wells Fargo Bank Minnesota, National Association as Beneficiary, dated February 22, 2002.

*4.12	Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and fixture filing by Houma Truck Plaza & Casino, L.L.C. to Wells Fargo Bank Minnesota, National Association, as Trustee dated February 22, 2002.

*4.13	Mortgage, Assignment of Leases and Rents, Security Agreements and fixture filing by Winner’s Choice Casino, Inc. to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002.

*4.14	Mortgage, Assignment of Leases and Rents, Security Agreements and fixture filing by Raceland Truck Plaza and Casino, LLC to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002.

Exhibit No.	Description

*4.15	Mortgage, Assignment of Leases and Rents, Security Agreements and fixture filing by Bayou Vista Truck Plaza and Casino, LLC to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002.

*4.16	Mortgage, Assignment of Leases and Rents, Security Agreements and fixture filing by Lucky Magnolia Truck Stop and Casino, L.L.C. to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002.

*4.17	Mortgage, Assignment of Leases and Rents, Security Agreements and fixture filing by JACE, Inc. to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002.

*4.18	Collateral Assignment of Deeds of Trust, Assignments of Rents and Leases, Security Agreements and fixture filings and other loan documents by Gameco, Inc. to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002.

*4.19	Escrow Agreement between Gameco, Inc. and Wells Fargo Bank Minnesota, National Association dated February 22, 2002.

*4.20	Supplemental Indenture dated June 14, 2002 by and among Jacobs Entertainment, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association relating to 11 7/8% Senior Secured Notes due 2009.

**4.21	Joinder Agreements dated June 14, 2002 between Wells Fargo Bank, National Association and each guarantor.

**4.22	Subsidiary Guarantee of each subsidiary guarantor dated June 14, 2002 for 11 7/8% Senior Secured Notes due 2009.

**4.23	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Colonial Downs, L.P. to David F. Belkowitz and James L. Weinberg as Trustees for the benefit of Wells Fargo Bank Minnesota, National Association, dated June 14, 2002.

**4.24	Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Colonial Downs, L.P. to David F. Belkowitz and James L. Weinberg as Trustees for the benefit of Wells Fargo Bank Minnesota, National Association, dated June 14, 2002.

**4.25	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Colonial Holdings, Inc. to David F. Belkowitz and James L. Weinberg as Trustees for the benefit of Wells Fargo Bank Minnesota, National Association, dated June 14, 2002.

**4.26	Loan and Security Agreement dated July 12, 2002 by and among Jacobs Entertainment, Inc., certain subsidiaries and Foothill Capital Corporation.

**4.27	Promissory Note dated July 12, 2002 by and among Jacobs Entertainment, Inc., certain borrowers and Foothill Capital Corporation.

**4.28	Guaranty of Gold Dust West Casino, Inc. and Diversified Opportunities Group Ltd., dated July 12, 2002.

**4.29	Intercreditor Agreement dated July 12, 2002 by and between Wells Fargo Bank Minnesota, National Association and Foothill Capital Corporation.

**4.30	Memorandum of Intercreditor Agreement dated July 12, 2002 by and among Foothill Capital Corporation, Wells Fargo Bank Minnesota, National Association and Borrowers.

**4.31	Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Securiting Agreement and Fixture Filing by Black Hawk Gaming & Development Company, Inc., Black Hawk/Jacobs Entertainment, LLC, and Gilpin Hotel Venture to the Public Trustee of Gilpin County, State of Colorado and Foothill Capital Corporation, dated July 12, 2002.

Exhibit No.	Description

*10.1	Consulting Agreement between Diversified Opportunities Group Ltd. and Ian M Stewart dated January 1, 2001.

*10.2	Executive Employment Agreement between Gameco, Inc. and Jeffrey P. Jacobs dated February 22, 2002.

*10.3	Executive Employment Agreement between Gameco, Inc. and Richard E. Jacobs dated February 22, 2002.

*10.4	Executive Employment Agreement between Gameco, Inc. and Stephen R. Roark dated February 22, 2002.

*10.5	Executive Employment Agreement between Colonial Holdings, Inc. and Ian M. Stewart dated February 22, 2002.

***10.7	Standardbred Horsemen’s Contract effective March 1, 2003 among Colonial Downs L.P. Stansley Racing Corp. and The Virginia Harness Horse Association.

***10.8	Thoroughbred Horsemen’s Agreement dated December 23, 2002 between Colonial Downs L.P. and the Virginia Horseman’s Benevolent and Protective Association.

***10.8A	First Amendment dated January 1, 2003 to Thoroughbred Horsemen’s Agreement dated December 23, 2002 between Colonial Downs L.P. and the Virginia Horsemen’s Benevolent and Protective Association.

****10.9	Consulting Agreement dated January 1, 2003 between Jacobs Entertainment, Inc. and Jacobs Investments Management Co., Inc.

***10.10	Option Agreement dated January 20, 2004 regarding Vinton, Virginia Off Track Wagering Facility.

***10.11	Deed of Lease dated May 8, 2003 between Haynes Chippenham Plaza, LLC and Colonial Downs, L.P.

*21.1	Subsidiaries of Jacobs Entertainment, Inc.

*25.1	Statement of Eligibility of Trustee on Form T-1.

***31.1	Chief Executive Officer Certificate under Section 302 of the Sarbanes-Oxley Act of 2002.

***31.2	Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

***32.1	Chief Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

***32.2	Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Form of Letter of Transmittal.

*99.2	Form of Notice of Guaranteed Delivery.

*99.3	Jacobs Entertainment, Inc. Exchange of all Outstanding 11 7/8% Senior Secured Notes Due 2009 For 11 1/8% Senior Secured Notes Due 2009.

*99.4	Jacobs Entertainment, Inc. Letter to Depository Trust Company Participants.

***99.5	Significant Guarantor Information.

*	Incorporated herein by reference from our registration statement on Form S-4 (SEC Registration No. 333-88242) filed on May 14, 2002.
**	Incorporated hereby by reference from Amendment No. 1 of our registration statement on Form S-4 (SEC Registration No. 333-88242) filed on August 8, 2002.
***	Filed herewith.
****	Incorporated hereby by reference from our Form 10-K filed on March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACOBS ENTERTAINMENT, INC.

By:	/s/ JEFFREY P. JACOBS
Jeffrey P. Jacobs
Chief Executive Officer

By:	/s/ STEPHEN R. ROARK
Stephen R. Roark
Chief Financial Officer

Date: March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JEFFREY P. JACOBS Jeffrey P. Jacobs	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 26, 2004

/s/ STEPHEN R. ROARK Stephen R. Roark	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2004

/s/ RICHARD E. JACOBS Richard E. Jacobs	Director	March 26, 2004

Jacobs Entertainment, Inc. Consolidated Financial Statements for the Years Ended December 31, 2003, 2002 and 2001 and Independent Auditors’ Report

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Jacobs Entertainment, Inc.

Black Hawk, Colorado

We have audited the accompanying consolidated balance sheets of Jacobs Entertainment, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Jacobs Entertainment, Inc., Diversified Opportunities Group, Ltd. and Jalou II Inc., which, as a combination of entities under common control, has been accounted for similar to a pooling of interests as described in Note 1 to the consolidated financial statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jacobs Entertainment, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Denver, Colorado

March 25, 2004

JACOBS ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

(Dollars in thousands)

	2003	2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,438	$21,358
Restricted cash	1,707	1,395
Accounts receivable	1,087	1,456
Inventory	1,202	1,287
Prepaid expenses and other current assets	1,611	1,354

Total current assets	22,045	26,850

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	50,221	49,326
Buildings and improvements	115,682	106,163
Equipment, furniture and fixtures	30,995	26,081
Leasehold improvements	1,183	961

Total	198,081	182,531
Less accumulated depreciation and amortization	(26,952)	(19,081)

PROPERTY, PLANT AND EQUIPMENT—Net	171,129	163,450

OTHER ASSETS:
Goodwill	26,773	26,838
Identifiable intangible assets, net	7,176	7,522
Other assets	9,450	11,566

TOTAL ASSETS	$236,573	$236,226

(Continued)

JACOBS ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

(Dollars in thousands)

	2003	2002
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$20,717	$22,055
Current maturities of long-term debt and capital lease obligations	2,554	2,296

Total current liabilities	23,271	24,351

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	125,861	138,113

LONG-TERM DEBT—RELATED PARTIES	19,489	9,000

OTHER	517

Total liabilities	169,138	171,464

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock $.01 par value; 1,500 shares authorized; 1,500 shares issued and outstanding
Additional paid-in capital	27,992	27,992
Retained earnings	39,443	36,770

Total stockholders’ equity	67,435	64,762

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$236,573	$236,226

See notes to consolidated financial statements.	(Concluded)

JACOBS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in thousands)

	2003	2002	2001
REVENUES:

Gaming:
Casino	$96,816	$83,515
Truck stop	24,108	21,884	$6,666
Pari-mutuel	29,189	27,872	27,781
Food and beverage	16,383	12,405	2,143
Convenience store—fuel	17,229	14,909	5,688
Convenience store—other	3,403	3,329	970
Hotel	1,370	1,271
Other	3,003	2,614	3,405

Total revenues	191,501	167,799	46,653
Promotional allowances	(19,652)	(14,079)

Net revenues	171,849	153,720	46,653

COSTS AND EXPENSES:

Gaming:
Casino	31,140	26,690
Truck stop	12,579	10,419	1,875
Pari-mutuel	24,212	23,108	22,585
Food and beverage	13,646	12,067	1,433
Convenience store—fuel	15,881	13,648	5,229
Convenience store—other	3,880	4,292	756
Hotel	743	520
Marketing, general and administrative	38,451	31,212	7,385
Privatization and other non-recurring costs		524	624
Depreciation and amortization	9,071	8,389	2,681

Total costs and expenses	149,603	130,869	42,568

OPERATING INCOME	22,246	22,851	4,085

Interest income	62	194	100
Other income	10
Interest expense	(19,645)	(18,300)	(4,230)

INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF INVESTMENTS AND MINORITY INTEREST IN LOSS	2,673	4,745	(45)

EQUITY IN EARNINGS (LOSS) OF INVESTMENTS— BLACK HAWK AND THE LODGE		(1,980)	3,377

MINORITY INTEREST IN LOSS—COLONIAL		173	1,258

NET INCOME	$2,673	$2,938	$4,590

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003 , 2002 AND 2001

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount*
BALANCES, JANUARY 1, 2001	1,500	$0	$23,969	$36,074	$60,043

Net income				4,590	4,590

Capital contributions			4,023		4,023

Stockholder distributions				(4,897)	(4,897)

BALANCES, DECEMBER 31, 2001	1,500		27,992	35,767	63,759

Net income				2,938	2,938

Stockholder distributions				(1,935)	(1,935)

BALANCES, DECEMBER 31, 2002	1,500		27,992	36,770	64,762

Net income				2,673	2,673

BALANCES, DECEMBER 31, 2003	1,500	$0	$27,992	$39,443	$67,435

*	The par value amount of Jacobs Entertainment, Inc. common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 above due to rounding.

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in thousands)

	2003	2002	2001
OPERATING ACTIVITIES:
Net income	$2,673	$2,938	$4,590
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of investments		1,980	(3,377)
Minority interest		(173)	(1,258)
Depreciation and amortization	9,071	8,389	2,681
Loss on sale of equipment	94	42
Deferred financing cost amortization	1,361	1,031
Bond issue discount amortization	707	693
Loan discount amortization	180
Changes in operating assets and liabilities, net of the effect of acquisitions:
Restricted cash	(312)	(273)	(191)
Accounts receivable	369	(253)	(871)
Inventory	85	(99)	(187)
Prepaid expenses and other current assets	(1,516)	5,153
Accounts payable and accrued expenses	(821)	2,988	2,050

Net cash provided by operating activities	11,891	22,416	3,437

INVESTING ACTIVITIES:
Equipment purchases and additions to property, plant, and equipment	(14,201)	(7,341)	(723)
Distributions received on investments			3,356
Proceeds from sale of equipment	66	226
Purchase of device rights	(235)
Acquisitions, net of cash acquired:
Black Hawk Gaming		(86,916)
Colonial Downs		(4,644)
Truck stops		(14,234)	(12,522)

Net cash used in investing activities	(14,370)	(112,909)	(9,889)

FINANCING ACTIVITIES:
Net proceeds from bond issuance		120,050
Payments to obtain financing	(49)	(7,798)
Proceeds from related party loans			9,000
Contributions from stockholders			4,023
Distributions to stockholders		(1,935)	(4,897)
Proceeds from long-term debt	228		700
Payments on long-term debt	(2,620)	(1,637)	(365)

Net cash (used in) provided by financing activities	(2,441)	108,680	8,461

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,920)	18,187	2,009

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	21,358	3,171	1,162

CASH AND CASH EQUIVALENTS, END OF YEAR	$16,438	$21,358	$3,171

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized in 2003 of $140	$17,582	$9,512	$2,700

Non-cash investing and financing activity:
Acquisition of property		$3,280

Debt conversion to related party	$10,489

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in Thousands)

1.	BUSINESS AND ORGANIZATION

Jacobs Entertainment, Inc. (“JEI” or the “Company”) was formed on April 17, 2001, as a Subchapter S corporation under the Internal Revenue Code of 1986, as amended, to become a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Nevada, Louisiana, and Virginia. The Company’s sole stockholders, who each own 50% of JEI’s common stock, are Jeffrey P. Jacobs and The Richard E. Jacobs Revocable Trust, of which Richard E. Jacobs is the sole trustee (collectively, “Jacobs”). As a result of the transactions on February 22, 2002, described below, JEI owns and operates three casinos, six truck plaza video gaming facilities, and a horse racing track with five off-track wagering facilities. In addition, the Company receives a percentage of gaming revenue from an additional truck plaza video gaming facility.

On February 22, 2002, JEI simultaneously completed the acquisition of a 100% interest in entities in which Jacobs owned either a full, majority, or minority interest. The entities involved in the transaction, and the accounting treatment for the components of the acquisitions are described below and in Note 5.

Diversified Opportunities Group Ltd. (“Diversified”) and Jalou L.L.C. and Jalou II (collectively, “Jalou”)—Jacobs contributed substantially all of their interests in Diversified and their 100% interest in Jalou II in exchange for 100% of the common stock of JEI. On the acquisition date, prior to the acquisition of the remaining shares of the entities described below, Diversified owned 100% of Jalou L.L.C., approximately 44% (with a majority voting interest of over fifty percent of the outstanding voting shares) of Colonial Holdings, Inc. (“Colonial”), approximately 32% of Black Hawk Gaming & Development Company, Inc. (“Black Hawk”), and a 25% interest in the Lodge Casino at Black Hawk (“The Lodge”), of which the remaining 75% was owned by Black Hawk. The exchange of JEI shares for the interests of Diversified and Jalou II on February 22, 2002, was accounted for as a combination of entities under common control, which is similar to the pooling of interests method of accounting for business combinations. Accordingly, JEI’s results from January 1, 2001, through February 22, 2002, include consolidated operations of Colonial reduced by the 56% minority interest in earnings reflecting the earnings attributable to the common stock of Colonial not owned prior to the acquisition, 32%, and 25% of the operations of Black Hawk, and The Lodge, respectively, and 100% of the operations of these entities thereafter as a result of the acquisition of the remaining shares of these entities on February 22, 2002. Furthermore, the prior year financial statements of JEI reflect the pooled financial position, based on historical cost, and the results of operations of JEI, Diversified, and Jalou II as a result of the combination of entities under common control on February 22, 2002.

Jalou—Jalou owns and operates six truck plaza video gaming facilities, and receives a percentage of gaming revenue from an additional truck plaza video gaming facility in Louisiana. The ownership interest of Jalou LLC and Jalou II (collectively, “Jalou”) and the acquisition dates for each property are as follows.

Jalou LLC—Houma Truck Plaza and Casino (“Houma”) and an interest in the gaming revenues of Cash’s Truck Plaza and Casino (“Cash’s”) were acquired on February 7, 2001. Bayou Vista Truck Plaza and Casino (“Bayou”) and Lucky Magnolia Truck Stop and Casino (“Lucky”) were acquired on January 11, 2002, and Raceland Truck Plaza and Casino (“Raceland”) was acquired on February 22, 2002.

Jalou II—Winner’s Choice Casino (“Winner’s”) was acquired on February 7, 2001, and Colonels Truck Plaza and Casino was acquired on January 11, 2002.

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

Colonial—Colonial owns and operates a horse racing track with five off-track wagering facilities in Virginia. On February 22, 2002, JEI acquired the remaining 56% of Colonial’s common stock and all outstanding options for approximately $4,644, which was recorded using the purchase method of accounting for business combinations, and accordingly, 100% of Colonial’s operations are included in JEI’s results for the period subsequent to the acquisition date. Prior to the acquisition date, Colonial’s operations were consolidated due to Jacobs’ ownership in the majority of the voting rights (see Note 6). On July 12, 2003, the Virginia Racing Commission granted a license to Colonial to open its fifth off-track wagering facility in Richmond Virginia. This facility was opened in November 2003. On November 4, 2003 a referendum was passed in Vinton, Virginia allowing a satellite wagering facility to be opened and operated. The Virginia Racing Commission has granted the license for the facility to Colonial. Construction planning began in the first quarter of 2004 on this facility and should open for business by the end of the third quarter of 2004.

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

Consolidation—The accompanying consolidated balance sheets as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003, are presented to reflect the accounts of JEI, Diversified and Jalou II, similar to the pooling of interests method of accounting for business combinations. All inter-company transactions and balances have been eliminated in consolidation. The Company also records a minority interest, which reflects the portion of the equity and earnings of Colonial which are applicable to the minority interest owners of Colonial, for periods prior to February 22, 2002.

Cash and Cash Equivalents—The Company considers all demand deposits and time deposits with original maturities of three months or less to be cash equivalents.

Restricted Cash—Amounts due under agreements with the Virginia Horsemen’s Benevolent and Protective Association, Inc. and the Virginia Harness Horse Association are accrued based on the terms of the agreements. Funds for purses for future live race meets are held in restricted cash accounts.

Inventory—Inventory consists of food and beverages and uniforms at the casinos and of fuel, convenience store, and restaurant items at Jalou’s truck stop operations, and is recorded at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment—Property, plant and equipment are stated at historical cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are depreciated, using the straight-line method, over the shorter of the lease term or the useful life of the asset. Estimated useful lives used are as follows:

Land and improvements	20 to 40 years
Buildings and improvements	5 to 40 years
Equipment, furniture and fixtures	2 to 20 years
Leasehold improvements	7 to 40 years

Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposal of assets are recognized as incurred.

Investments—Through February 22, 2002, the Company accounts for its investments in Black Hawk and The Lodge under the equity method of accounting. Under this method, the Company records its share of the income attributable to its share of Black Hawk and The Lodge as an increase to the investment and reduces its investment for actual distributions received. Subsequent to this date, these entities are consolidated.

Goodwill—Goodwill represents the excess purchase price over the fair value of the net identifiable assets acquired related to the acquisitions described in Notes 1, 4, and 5. Amortization of goodwill is provided using the straight-line method over 15 years through December 31, 2001 (see Note 3).

Identifiable Intangible Assets—Identifiable intangible assets are comprised of revenue rights and device use rights associated with the Jalou truck stop acquisitions. Amortization of the revenue rights and device use rights are being amortized on a straight line basis over 50 years and five years, respectively, representing the initial terms of the related agreements.

Debt Issue Costs—Debt issue costs are capitalized and amortized, using the effective interest method, over the life of the related loan, and are included as a component of other assets in the accompanying consolidated balance sheets.

Slot Club Liability—The Company’s casinos offer customers the ability to become members in their respective slot clubs. Once a member, the customer can insert a special card into slot and video poker machines while playing in the Company’s casinos to earn “points.” Based on their point totals, members receive various cash rewards and gift prizes. The Company accrues the cost of points as they are earned by the members of the slot clubs as a component of accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Outstanding Gaming Chip and Token Liability—When customers exchange cash for gaming chips and tokens, the Company has a liability as long as those chips and tokens are not redeemed or won by the house. That liability is established by determining the difference between the total chips and tokens placed in service and the actual inventory of chips and tokens in custody or under the control of the casinos. The chip and token liability is adjusted periodically to reflect an estimate of chips and tokens that will never be redeemed, such as chips and tokens that have been lost or taken as souvenirs and is reflected as a component of accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Revenue–Casino—Casino revenues are the net winnings from gaming activities, which is the difference between gaming wins and losses.

Revenue–Truck Stop—Video poker revenue is the net winnings from gaming activities of the Company’s truck stops, which is the difference between gaming wins and losses.

Revenue–Pari-Mutuel—Pari-mutuel revenue includes the Company’s share of pari-mutuel wagering on live races after payments of amounts returned on winning wagers, and the Company’s share of wagering from import and export simulcasting at its racing centers.

Revenue–Food and Beverage—The Company recognizes food and beverage revenue at the time that goods or services are rendered.

Revenue–Convenience Store–Fuel and Other—The Company recognizes revenue at the time of sale for fuel and convenience-store items.

Revenue–Hotel—The Company recognizes hotel revenue at the time that goods or services are provided.

Revenue–Other —Other revenue consists of ATM commissions, cash advance commissions, miscellaneous vending commissions, admission charges, and program and concession sales at Colonial’s live racing events. Other revenues are recognized at the time services are provided to patrons.

Promotional Allowances—Gross revenues include the retail amount of rooms, food and beverages provided gratuitously to customers. When computing net revenues, the retail amount of rooms, food and beverages and coupons, gratuitously provided to customers, as well as slot club player point redemptions, is deducted from gross revenues as promotional allowances. The estimated cost of such complimentary services for rooms, food, and beverages is charged to casino operations and was $4,319 and $3,554 and $0 for the years ended December 31, 2003, 2002 and 2001, respectively.

Privatization and Other Non-Recurring Costs—Costs incurred by Colonial and Black Hawk in relation to the acquisition of its remaining shares on February 22, 2002, described in Notes 1 and 5, primarily consisting of legal and accounting fees, are expensed in the accompanying 2001 and 2002 consolidated statements of income.

Income Taxes—The Company has elected for income tax purposes to be treated as a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended, and, consequently, no current or deferred income taxes have been reflected in the accompanying consolidated financial statements as these taxes are the responsibility of the stockholders.

No provision for income taxes had been made for Colonial’s operations for periods prior to February 22, 2002, since it has operated in a net loss position (see Note 8).

Long-Lived Assets—The Company periodically evaluates the value of long-lived assets, including property, plant and equipment, goodwill and identifiable intangibles, for potential impairment. If an impairment is indicated, such impaired assets are written down to their estimated fair value. As of

December 31, 2003 and 2002, management determined that there was no impairment of the Company’s long-lived assets.

Minority Interest—The Company recorded minority interest through February 22, 2002, which reflects the portion of the equity and earnings of Colonial which are applicable to the interests of the owners of Colonial other than Jacobs. Minority interest in Colonial was acquired on February 22, 2002 (see Note 5).

Employee Stock Compensation Plans—The Company used the intrinsic value method to account for its stock option plan. The exercise price of stock options issued to employees equals the market price of the stock on the measurement date, and therefore, the Company does not record compensation expense on stock options granted to employees. See Note 13 for discussion of the Company’s previous stock option plan.

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

If the accounting provisions of SFAS 123 had been adopted, the effect on 2001 income would have been approximately $153 of additional expense.

For purposes of computing the proforma amounts indicated above, the fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model with the following assumptions for the year ended December 31, 2001: no dividend yield, expected volatility of 64% risk-free interest rate of 6.62%, and expected lives of two to five years. Substantially all options became vested and exercisable evenly over a five-year period. There were no options granted in 2001. All options were extinguished in 2002 and none have since been granted.

Operating Segments—The Company has four reportable segments (Colorado, Nevada, Virginia and Louisiana), as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (see Note 14).

Use of Estimates—The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management periodically evaluates the Company’s policies, and the estimates and assumptions related to such policies. All of JEI’s subsidiary companies operate in a highly regulated industry. The Colonial, Jalou and Black Hawk operations are subject to regulations that describe and regulate operating and internal control procedures. The majority of gaming revenue is in the form of cash which by nature does not require complex estimations. Management estimates certain liabilities with payment periods that extend for longer than several months. Such estimates include the self-insured medical and workers compensation liabilities and litigation costs. Furthermore, JEI believes that these estimates are reasonable based on past experience with the business and based upon assumptions related to possible outcomes in the future. Actual results could differ from those estimates.

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

Reclassifications—Certain reclassifications have been made in the 2002 and 2001 financial statements to conform with the classifications used in 2003. These reclassifications had no effect on the Company’s financial position or net income.

New Accounting Standards—In July 2001, the FASB issued SFAS No. 141, Business Combinations (“SFAS No. 141”). SFAS No. 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. This Statement is effective for all business combinations initiated after June 30, 2001. The Company adopted SFAS No. 141 on July 1, 2001, and the adoption of SFAS No. 141 did not have a material impact on the Company’s financial position or results of operations. The Company’s 2001 and 2002 acquisitions were accounted for using the purchase method of accounting for business combinations.

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

In July 2002, FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material effect on its financial position or results of operations.

In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (“SFAS No. 148”). This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The adoption of this statement did not have a material effect on its financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”) Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The guarantee recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The Company has adopted disclosure requirements effective for the year ended December 31, 2002 and the recognition and measurement provisions on January 1, 2003. The adoption of the recognition and measurement provisions did not have a material affect on the Company’s statement of position or results of operations.

In January 2003, the FASB issued FIN 46 Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”) and revised it in December 2003. This interpretation explains how to identify a variable interest entity and how to assess its interest in the variable interest to decide if consolidation is appropriate. FIN 46 requires entities to be consolidated by their primary beneficiaries if the variable interest entity does not effectively disperse risk among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise acquired an interest after that date. For variable interest entities in which an enterprise had acquired an interest in before February 1, 2003, it applies in the first fiscal year or interim period beginning after June 15, 2003. The provisions of the revised FIN 46 are effective by the first reporting period ending after March 15, 2004. FIN 46 did not have, and the Company expects the revised FIN 46 will not have, any impact on its financial position or results of operations.

In April 2003 the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is generally effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. The Company adopted SFAS No. 149 on July 1, 2003, and the adoption of SFAS No. 149 did not have a material impact on the Company’s financial position or results of operations.

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

SFAS No. 142 applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under SFAS No. 142, goodwill as well as other intangibles determined to have an indefinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. The Company adopted SFAS No. 142 on January 1, 2002, completed its transitional impairment test at January 1, 2002, and determined that no impairment of its goodwill balances existed. In addition, the Company has reassessed the useful lives of its identifiable intangible assets without any change to the previously established amortization periods of such assets.

Furthermore, the Company performed its most recent annual impairment test as of September 30, 2003 and determined that goodwill was not impaired.

The goodwill amortization expense and net income of JEI for the year ended December 31, 2001, is as follows:

Reported net income	$4,590
Add back: Goodwill amortization	280

Adjusted net income	$4,870

Acquired intangible assets consist of the following (in thousands):

	As of December 31, 2003		As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Revenue rights	$6,000	$240	$6,000	$120
Device use rights	2,281	865	2,046	404

Total	$8,281	1,105	$8,046	$524

	Years Ended December 31,
	2003	2002

Aggregate amortization expense	$581	$524

Estimated amortization expense for the years ended December 31:

2004	$576
2005	576
2006	576
2007	168
2008	120
Thereafter	5,160

Total	$7,176

4.	ACQUISITIONS—2001

The acquisitions of Houma, Cash’s, and Winner’s on February 7, 2001, described in Note 1, were accounted for under the purchase method of accounting for business combinations and accordingly, the consolidated financial statements include the results of operations of the acquired entities from the date of acquisition to December 31, 2002. The following table summarized the fair values of the assets acquired and liabilities assumed at the date of the acquisitions.

Fair value of assets acquired—net of liabilities assumed:
Property and equipment	$5,543
Revenue rights	6,000
Device use rights	682
Inventory and other—net	314

Net assets acquired	12,539
Acquisition cost	17,301

Goodwill	$4,762

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

5.	ACQUISITIONS–2002

The following table summarizes the values assigned to assets acquired and liabilities assumed and recorded as of February 22, 2002, for the transactions occurring on that date as described in Note 1.

	Colonial	Jalou	Black Hawk	Totals
Current assets	$3,237	$6,053	$17,864	$27,154

Property and equipment—net	50,104	16,794	95,094	161,992

Other assets		41	1,684	1,725

Goodwill		11,227	15,611	26,838
Identifiable intangible assets		8,046		8,046

Total assets acquired	53,341	42,161	130,253	225,755

Current liabilities	8,214	2,081	9,184	19,479
Long-term debt	11,549	33,942	101,082	146,573

Total liabilities assumed	19,763	36,023	110,266	166,052

Net assets acquired	$33,578	$6,138	$19,987	$59,703

Identifiable intangible assets is comprised of $1,364 in device use rights associated with the acquisitions of Bayou, Lucky, Raceland, and Colonel’s, and the intangibles described in Note 4. The device use rights will be amortized over five years, representing the initial term of the related agreements. Goodwill resulting from the transactions is attributable to anticipated future cash flows associated with the acquired entities. Amortization expense recorded on these identifiable intangible assets was $576, $524 and $365 for the years ended December 31, 2003, 2002 and 2001, respectively.

Assuming the transactions had occurred at the beginning of each period presented, pro forma revenue and net income would have been as follows:

	Year Ended December 31,
	2002	2001
Net revenue	$168,839	$169,731
Net (loss) income	(1,256)	4,359

The pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions occurred at the beginning of each period presented, nor are they indicative of future operating results.

6.	INVESTMENTS

Colonial–During 1996, the Company acquired a 50% interest in Colonial Downs, L.P., (“Colonial Downs”) a Virginia limited partnership, for $2,000.

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

In September 2001, the Company converted 790,000 shares of Colonial Class B common stock to Class A common stock. As a result of the conversion, the Company’s equity and voting interests changed to approximately 44% and 61%, respectively.

Investment in Black Hawk—During 1996, the Company acquired 190,476 shares at $5.25 per share, and during 1997 acquired 1,333,333 shares upon conversion of a note at the price of $5.25 per share of common stock of Black Hawk, representing approximately a 32% ownership interest in Black Hawk.

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

	January 1 - February 22, 2002	December 31, 2001
Statements of Income

Revenues—net	$13,970	$98,549
Operating expenses	17,145	84,144

Operating (loss) income	(3,175)	14,405
Other income	119
Interest expense—net	(2,868)	(5,089)

(Loss) income before minority interest	(5,924)	9,316
Minority interest	127	(2,030)
Income taxes		(3,117)

Net (loss) income	$(5,797)	$4,169

Equity in net (loss) income of investment	$(1,853)	$1,347

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

Investment in The Lodge—During 1996, the Company acquired an approximately 25% interest in the Lodge (the other 75% is owned by Black Hawk). The Company accounted for its interest in The Lodge under the equity method of accounting through February 22, 2002. Under this method, the Company records its share of the income attributable to its share of The Lodge as an increase to the investment, and reduces its investment for actual distributions received.

Condensed data for The Lodge is as follows:

	January 1- February 22, 2002	December 31, 2001
Statements of Income

Revenues—net	$8,658	$59,631
Operating expenses	7,734	48,677

Operating income	924	10,954
Interest expense—net	1,430	2,835

Net (loss) income	$(506)	$8,119

Equity in net (loss) income of investment	$(127)	$2,030

7.	LONG-TERM DEBT, NOTES PAYABLE-RELATED PARTIES, AND CAPITAL LEASES

Long-term debt, notes payable-related parties, and capital leases, consists of the following as of December 31:

	2003	2002
Indebtedness of JEI:
Senior secured notes due 2009, with interest only payable each February 1, and August 1, beginning August 1, 2002 at a fixed interest rate of 11 7/8%. The notes were issued at 3.96% discount which is being amortized using the effective interest method over the expected life of the Notes.	$121,393	$120,685

Indebtedness of Black Hawk:
Bonds payable; issued in two series with interest payments varying between 6.25% and 6.50%; principal and interest payments approximating $360 are due semi-annually beginning in June 2000 continuing until December 2011; secured by the street and other infrastructure improvements made by The Lodge	4,438	4,912

Indebtedness of Colonial:
Note payable to Chesapeake Forest Products Company, LLC, maturing September 30, 2004, bearing interest at the prime (4.00% at December 31, 2003) rate commencing October 1, 2003; a principal payment of $1,770 was payable September 30, 2003 and the remaining principal balance plus all interest is due September 30, 2004, secured by the land purchased with the Note.	1,747	3,338
Note payable to Maryland Jockey Club, maturing December 2005, bearing interest at a rate of 7.75% payable quarterly for the first two years, and equal installments of interest and principal to be paid quarterly over the remaining five year term of the note, beginning in the first quarter of 2001	580	942
Note payable to John Deere Credit, maturing October 2008, bearing interest at a rate of 2.25% payable monthly in equal installments of interest and principal beginning November 2003.	221
Other	36	43

	2,584	4,323

Indebtedness of Jalou:
Note payable to an individual maturing March 2009, with interest at 8.5%, secured by the land, buildings, and related improvements of Houma		1,811
Note payable to an individual maturing March 2009 with interest at 8.5% payable semi-annually, secured by the land, buildings and related improvements of Winner’s		1,208
Note payable to an individual maturing March 2009, with interest at 8.5%, secured by the land, buildings, and related improvements of Cash’s		1,717
Note payable to an individual maturing March 2009, with interest at 8.5%, secured by the land, buildings, and related improvements of Colonel’s		2,172
Note payable to an individual maturing March 2009, with interest at 8.5%, secured by the land, buildings, and related improvements of Lucky Magnolia’s		788
Note payable to an individual maturing March 2009, with interest at 8.5%, secured by the land, buildings, and related improvements of Bayou Vista		1,679
Note payable to an individual maturing March 2009, with interest at 8.5%, secured by the land, buildings, and related improvements of Raceland		1,114

		10,489

	2003	2002
Indebtedness to related parties:
Notes payable to affiliates, maturing January 31, 2010, semi-annual payments of interest only at 12.0%, unsecured	$9,000	$9,000
Note payable to affiliates maturing March 2009, with interest at 8.5%, secured by the land, buildings, and related improvements of Houma	1,811
Note payable to affiliates maturing March 2009 with interest at 8.5% payable semi-annually, secured by the land, buildings and related improvements of Winner’s	1,208
Note payable to affiliates maturing March 2009, with interest at 8.5%, secured by the land, buildings, and related improvements of Cash’s	1,717
Note payable to affiliates maturing March 2009, with interest at 8.5%, secured by the land, buildings, and related improvements of Colonel’s	2,172
Note payable to affiliates maturing March 2009, with interest at 8.5%, secured by the land, buildings, and related improvements of Lucky Magnolia’s	788
Note payable to affiliates maturing March 2009, with interest at 8.5%, secured by the land, buildings, and related improvements of Bayou Vista	1,679
Note payable to affiliates maturing March 2009, with interest at 8.5%, secured by the land, buildings, and related improvements of Raceland	1,114

	19,489	9,000

Total indebtedness	147,904	149,409
Less current indebtedness	(2,554)	(2,296)

Total long-term indebtedness	$145,350	$147,113

On February 8, 2002, JEI completed a $125,000 private placement of 11 7/8% Senior Secured Notes (the “Notes”) due 2009, with interest payable on each February 1, and August 1, with payments beginning August 1, 2002. The Notes were issued at a 3.96% discount from their principal amount, resulting in a discount of $4,950, which is being amortized using the effective interest method over the expected life of the Notes. The proceeds of the Notes were primarily used to fund the acquisition of the common stock of the entities described in Note 5, and to refinance certain debt of these entities in connection with the acquisitions. The Notes are secured by the assets and stock of the acquired entities. JEI has no independent assets or operations, the subsidiaries’ guarantees on the Notes are full and unconditional and joint and several. The Notes contain a number of affirmative and negative covenants which among other things require JEI to maintain certain financial ratios and refrain from certain actions without prior approval from the Trustee of the Notes. As of December 31, 2003, management believes JEI is in compliance with all such debt covenants.

On February 13, 2003, $10,489 of notes issued by the seller in connection with the acquisition of certain Jalou truck stops from an unaffiliated party were acquired by a related party. See discussion in Note 11 below.

Scheduled principal payments as of December 31, 2003 are as follows:

2004	$2,554
2005	814
2006	569
2007	585
2008	614
Thereafter	146,375

Total	$151,511

Effective July 12, 2002, the Company entered into a $10,000 line of credit (“LOC”) agreement with Foothill Capital Corporation, expiring July 12, 2007. The LOC bears interest at the prime rate published by Wells Fargo Bank, N.A., plus 1.75%. The LOC is collateralized by the land, buildings and related improvements of The Lodge and the Gilpin Hotel and Casino, the Company’s Colorado casino properties. The security interests under the terms of the LOC are contractually senior to the Notes. There were no amounts outstanding under the LOC as of December 31, 2003 and 2002.

8.	INCOME TAXES

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

On March 11, 2002, the Company received notice from the Internal Revenue Service asserting deficiencies in federal corporate income taxes for the Black Hawk’s 1998 tax year. The proposed adjustment indicates an increase to taxable ordinary income for the 1998 tax year of $1,192,762, and relates to the deductibility of depreciation taken against certain costs incurred by The Lodge to build and improve public assets. The Company has analyzed these matters and believe The Lodge has meritorious defenses to the deficiencies asserted by the Internal Revenue Service. The Company will contest the asserted deficiencies through the administrative appeals process, and believe that any amounts assessed for the 1998 and future tax years will not have a material effect on Black Hawk’s financial position or results of operations. Due to the preliminary nature of this proceeding, management is unable to reasonably estimate the amount, or range of amounts, of any potential income tax liability associated with the notice.

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

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities—long-term debt and capital lease obligations	$147,904	$155,466	$149,409	$155,250

The estimation methodologies utilized by the Company are summarized as follows:

Debt—The fair value of variable-rate debt is estimated to be equal to its carrying amount. The fair value of senior secured notes issued in 2002 is based upon quoted market rates. The fair value of other fixed rate debt is estimated based on a discounted cash flow analysis, using the prevailing market interest rates for debt of similar dollar amount, maturity and risk.

The estimated fair value of the Company’s other financial instruments, such as cash and cash equivalents, accounts receivable, inventory and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments.

10.	EMPLOYEE BENEFIT PLANS

In June 1998, Colonial implemented a 401(k) Plan in which all full time and part time employees are eligible to participate after six months of employment. The Plan is a defined contribution plan covering eligible employees of Colonial. The Plan allows eligible employees to make tax-deferred contributions that are matched by the Company up to a specified level. The Company’s contributions to the 401(k) Plan were approximately $14, $12 and $9 for 2003, 2002 and 2001, respectively.

On January 1, 1997, the Gilpin Hotel Casino Employees’ 401(k) Plan (re-named Black Hawk Gaming & Development Company Inc.’s 401(k) Plan on March 31, 1999) (the “Plan”) was organized and began accepting contributions on September 1, 1997. The Plan is a defined contribution plan covering eligible employees of Black Hawk, The Lodge, the Gilpin and the GDW. The Plan allows eligible employees to make tax-deferred contributions that are matched by the Company up to a specified level. The Company contributed approximately $249, $263 and $274 to the Plan for the years ended December 31, 2003, 2002, and 2001, respectively. During 2004, Colonial’s Plan and Black Hawk’s Plan are expected to be merged into one plan covering all eligible employees of JEI.

11.	RELATED PARTY TRANSACTIONS

Upon consummation of Colonial’s initial public offering in 1997, Colonial entered into a five year consulting agreement at $75 per year with the Vice Chairman of the Board of Directors of Colonial.

In order to assist Black Hawk in its efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, Black Hawk entered into an agreement with Premier One Development Company effective October 1, 1997. On May 9, 2000, Premier merged into Jacobs Investments Management Co. Inc. (“Management”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two former directors of Colonial Holdings. Black Hawk paid or accrued $450, $450 and $225 for Management’s services during the years ended December 31, 2003, 2002 and 2001, respectively. The agreement expired on December 31, 2002, but was extended for a period of nine years, $450 per year, payable on January 15 of each year.

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

The Company and Black Hawk shared a management fee of 5% of adjusted gross gaming proceeds for the gaming operations of The Lodge. For the first year of operations, the sharing ratio of this management fee was disbursed 40% to the Company and 60% to Black Hawk. For all subsequent years of operations, the management fee is disbursed 50% to the Company and 50% to Black Hawk. This arrangement was terminated on February 22, 2002. During the years ended December 31, 2002, and 2001, the Company was paid $228 and $1,541, respectively, for management fees from The Lodge.

The Company provides monthly management and accounting services to truckstops owned by an affiliate. In addition, the affiliates purchase repair parts from the Company. Total charges to affiliates for management services and repair part purchases totaled $318 and $125 for the years ended December 31, 2003 and 2002 respectively. Accounts receivables due from affiliate totaled $221 and $32 as of December 31, 2003 and 2002 respectively.

JEI is the obligor on notes to Jacobs totaling $9,000, with interest only payable semi-annually at 12% per annum, and the principal amount due and payable on January 31, 2010. These notes were issued in connection with the acquisition of certain Louisiana truck stops. JEI is also the obligor of $10,489 of notes issued by the seller in connection with the acquisition of additional truck stops from an unaffiliated party. These notes were acquired from the seller by Jacobs on February 13, 2003 for $7,000. The terms of the Notes payable to Jacobs are identical to those of the seller notes described above. As a result of this transaction, for tax purposes JEI will recognize taxable income in the form of a discharge of indebtedness of $3,489 representing the difference between the $10,489 seller notes and the acquisition price of $7,000, which will be reported on JEI’s tax return as taxable income to its shareholders.

12.	COMMITMENTS AND CONTINGENCIES

Colonial entered into a Management and Consulting Agreement, as amended (the “Management Agreement”), with Maryland-Virginia Racing Circuit, Inc. (the “Circuit”), an affiliate of the Maryland Jockey Club (“MJC”), to provide experienced management for the racetrack and off-track facilities and to create a Virginia-Maryland thoroughbred racing circuit. Under the Management Agreement, MJC agrees to suspend live racing at their racetracks, Laurel Park and Pimlico Race Course, during Colonial’s live thoroughbred meets. Parties to the Management Agreement also exchange simulcast signals for their live thoroughbred meets at no cost to either party. The effect of the exchange of signals is immaterial to the consolidated financial statements. The Circuit manages Colonial’s off-track facilities as well as the live standardbred and thoroughbred meets and provides certain personnel, at its expense, for the live thoroughbred meet. For its services, the Circuit receives a management fee of 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in the Commonwealth of Virginia, excluding certain amounts specified in the Management Agreement (“Handle”), and 2.0% of all Handle in excess of $75 million per calendar year. In February 2003, Colonial entered into an amendment to the Management Agreement pursuant to which the Circuit agreed to a management fee of 1.5% of Handle for Handle in excess of $125 million generated from the racetrack and its off-track facilities. The Management Agreement will remain in effect until 2046, provided Colonial owns, controls, or operates the racetrack under its existing licenses. At Colonial’s option, Colonial may terminate the Management Agreement any time after 2021 upon payment of a fee equal to 17 times the average management fee paid during the three years immediately preceding such termination. Management fees incurred under the Management Agreement are approximately $1,831, $1,700 and $1,700 during each of the years ended December 31, 2003, 2002 and 2001 respectively.

Colonial has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for the Company’s pari-mutual wagering applications. The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities through 2004 at a rate of .365% of the gross amounts wagered. Totalisator fees incurred under this agreement was approximately $497, $381, and $504 for the years ended December 31, 2003, 2002 and 2001, respectively.

Colonial has entered into agreements with a company which provides broadcasting and simulcasting equipment and services. The agreements for live racing services at the horse racing track, and equipment leases at two of the off track wagering facilities were extended during 2002 until December 31, 2007. Effective November 6, 2002, Colonial acquired certain equipment located at the horse racing track previously leased under these agreements. Total expense incurred for totalisator and broadcasting and simulcasting equipment was approximately $745, $1,179 and $1,421 for the years ended December 31, 2003, 2002 and 2001, respectively.

Colonial leases automobiles, building space, and certain equipment under operating leases expiring at various dates. Total rental expense under these non-cancelable leases was approximately $357, $251, and $240 for the years ended December 31, 2003, 2002 and 2001, respectively.

Black Hawk leases land and warehouse space for the Gold Dust in Reno, Nevada as well as automobiles, and other property and equipment under operating leases expiring at various dates. Total rental expense under these non-cancelable leases was approximately $352, $351, and $302 for the years ended December 31, 2003, 2002, and 2001, respectively.

The following are the future estimated minimum commitments relating to JEI’s non-cancelable operating agreements and leases:

Year Ended December 31
2004	$963
2005	901
2006	822
2007	824
2008	607
Thereafter	9,480

Total	$13,597

Other long-term obligations include the commitment of the Louisiana truck plaza video gaming facilities to pay $1 per video poker machine per day, plus $1,000 per machine annually in licensing to an outside party to maintain its video poker machines in its truck stop premises. Other long-term obligations also include commitments under employment contracts with members of senior management.

On May 25, 2001, a lawsuit was filed in The United States District Court for the District of Colorado (Case No. 01-D-0964) by Central City, several casino operators located in Central City and others against the City of Black Hawk, the Black Hawk Gaming Owners Association (formerly the Black Hawk Casino Owners Association) and several casino operators located in Black Hawk, including Black Hawk Gaming. The suit alleges that the defendants caused economic harm to the plaintiffs by engaging in a conspiracy and scheme to harm competition, restrain trade and monopolize the gaming industry in the Gilpin County, Colorado market in violation of federal and state constitutional law, statutory and common law. Also, the complaint alleges that in 1996 the City of Black Hawk began interfering in Central City’s plans to construct a road directly from Interstate 70 to Central City. The plaintiffs seek compensatory, treble and exemplary damages against the defendants in amounts to be proven at trial along with interest, costs and attorneys’ fees. In March 2003, Central City’s city council voted to withdraw from the lawsuit. Central City has since been dismissed from the lawsuit. The remaining plaintiffs have continued to pursue the lawsuit. On March 26, 2003, the district court entered an order dismissing with prejudice the plaintiffs’ seventh, eighth, eleventh, twelfth and thirteenth claims for relief (i.e., the state common law claims and the claims under RICO and its Colorado statutory counterpart (COCCA)). On August 28, 2003, the court held a hearing on the motions to dismiss the state and federal antitrust claims. We are awaiting a ruling on those motions. We believe that this lawsuit is without merit and we intend to contest it vigorously. We are unable to reasonably estimate the amount, or range of amounts, if any, associated with this litigation. However, we do not believe the suit will result in any material liability.

In March 2003, the Galactic Gaming, Inc., one of the plaintiffs in Case No. 01-D-0964 (MJW), filed an action in District Court in Jefferson County, Colorado, Case No. 03CV0793, Division 7, against many of the same defendants as in Case No. 01-D-0964 (MJW), including Black Hawk Gaming. This action asserted state common law claims identical or virtually identical to those that were asserted and dismissed with prejudice in the federal action. Plaintiff moved for voluntary dismissal and on July 16, 2003, the Jefferson County district court dismissed the action without prejudice. At this time, we do not believe that plaintiff will attempt to reassert this action. We are unable to reasonably estimate the amount, or range of amounts, if any, associated with this litigation. However, we do not believe the suit will result in any material liability.

On June 25, 1999, a complaint against The Lodge was filed by a casino operating downstream from The Lodge. The complaint alleges, among other things, that the plaintiff was damaged by subsurface water flows onto its property from The Lodge property, resulting in damages of approximately $400,000 to build a new system to handle the flow. The Lodge has denied all liability and has turned the matter over to its insurance carrier, which is providing a defense to the suit. The insurance carrier has the option to settle or litigate the claim. We do not believe the suit has merit and we will continue to work with the insurance carrier to defend against the allegations alleged by the plaintiff. We are unable to reasonably estimate the amounts, or range of amounts, if any, associated with this litigation. We do not believe the suit will result in any liability to us.

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

Colonial implemented a stock option plan on March 31, 1997. Options granted under the plan were either Incentive Stock Options or Non-qualified Stock Options, based on the discretion of the Board of Directors. The maximum aggregate number of shares which could be optioned and sold under the plan was 395,000 shares of Colonial’s Class A Common Stock. The exercise price per share for Incentive Options was no less than the fair value of the stock at the grant date. The exercise of Non-qualified Options was determined by the Board of Directors on the grant date. The term of the plan was ten years. On June 14, 1999, 20,000 granted and outstanding options were repriced from $10.45 to $1.7875 per share. On December 15, 1998, 118,000 granted and outstanding options were repriced from $9.50 per share to $1.00 per share. The following tables summarize activity of the Stock Option Plan and the stock options outstanding at December 31, 2002:

	Weighted Average Exercise Price Per Share	Available for Grant	Options Outstanding
Outstanding at January 1, 2001	$2.29	156,900	238,100
Granted
Forfeited	1.00	1,600	(1,600)

Outstanding at December 31, 2001		158,500	236,500
Exercised			(236,500)
Forfeited		(158,500)

Outstanding at December 31, 2002

14.	SEGMENT INFORMATION

At December 31, 2003 and 2002, the Company has four segments representing the geographic regions of their operations. Each segment is managed separately because of the unique characteristics of revenue stream and customer base.

The Colorado segment consists of The Lodge and Gilpin casinos and the Nevada segment consists of the Gold Dust West casino. The Virginia segment consists of Colonial’s pari-mutuel operations and the Louisiana operations consist of Jalou’s truck plaza/video poker facilities.

During 2001, the Company had three segments consisting of Virginia and Louisiana described above, along with a third segment, Black Hawk. As described in Note 1, the Company accounted for Black Hawk using the equity method prior to February 22, 2002 and as a result, managed the combined operating units of Black Hawk (Lodge, Gilpin, and Gold Dust West) in the aggregate until the acquisition. At that time, the Black Hawk segment was bifurcated into the Colorado and Nevada segments.

The accounting policies of the segments are the same as those described in Note 1. The corporate operations represent all other revenues and expenses, and are also presented. The following segment information is presented after elimination of inter-segment transactions.

	Year Ended December 31, 2003 (Dollars in Thousands)
	Colorado	Nevada	Virginia	Louisiana	Total
Total revenues:
Gaming:
Casino	$77,137	$19,679			$96,816
Truck stop				$24,108	24,108
Pari-mutuel			$29,189		29,189
Food and beverage	8,646	3,446	1,951	2,340	16,383
Convenience store—fuel				17,229	17,229
Convenience store—other				3,403	3,403
Hotel	792	578			1,370
Other	722	131	1,863	287	3,003

Total revenues	87,297	23,834	33,003	47,367	191,501
Promotional allowances	(14,820)	(3,970)		(862)	(19,652)

Net revenues	72,477	19,864	33,003	46,505	$171,849

Depreciation and amortization	4,759	1,241	1,285	1,650	8,935
Corporate adjustments and eliminations					136

Consolidated depreciation and amortization					$9,071

Operating income	13,949	4,501	498	8,690	27,638

Corporate adjustments and eliminations					(5,392)

Consolidated operating income					$22,246

Interest income	3		44	14	61
Corporate adjustments and eliminations					1

Consolidated total interest income					$62

Other income					$10

Interest expense	10,774	3,123	264	1,986	16,147

Corporate adjustments and eliminations					3,498

Consolidated total interest expense					$19,645

Net income	$3,178	$1,378	$278	$6,718	11,552

Corporate adjustments and eliminations					(8,879)

Consolidated net income					$2,673

EBITDA (1)	$18,708	$5,742	$1,783	$10,340	$36,573

Corporate adjustments and eliminations					$(5,256)

Consolidated EBITDA					$31,317

Goodwill	$6,711	$8,836	$0	$11,226	$26,773

Identifiable intangible assets—net	$0	$0	$0	$7,176	$7,176

Property, plant and equipment—net	$86,770	$11,579	$55,569	$16,635	170,553

Corporate adjustments and eliminations					576

Consolidated net property, plant and equipment—net					$171,129

Total assets	108,775	24,071	59,363	40,486	232,695

Corporate adjustments and eliminations					3,878

Consolidated total assets					$236,573

Long-term debt	$78,302	$22,549	$471	$19,489	120,811

Corporate adjustments and eliminations					24,539

Consolidated total long-term debt					$145,350

Capital expenditures	$8,226	$1,080	$2,804	$1,651	13,761

Corporate adjustments and eliminations					440

Consolidated capital expenditures					$14,201

	Year Ended December 31, 2002
	(Dollars in Thousands)
	Colorado		Nevada		Virginia		Louisiana		Total
Total revenues:
Gaming:
Casino		$68,297		$15,218					$83,515
Truck stop								$21,884	21,884
Pari-mutuel						$27,872			27,872
Food and beverage		6,458		2,343		1,650		1,954	12,405
Convenience store—fuel								14,909	14,909
Convenience store—other								3,329	3,329
Hotel		811		460					1,271
Other		519		68		1,702		325	2,614

Total revenues		76,085		18,089		31,224		42,401	167,799
Promotional allowances		(11,336)		(1,974)				(769)	(14,079)

Net revenues		64,749		16,115		31,224		41,632	$153,720

Depreciation and amortization		4,513		840		1,414		1,548	8,315
Corporate adjustments and eliminations									74

Consolidated depreciation and amortization									$8,389

Operating income		13,725		3,679		1,114		8,174	26,692

Corporate adjustments and eliminations									(3,841)

Consolidated operating income									$22,851

Interest income		15		1		35		28	79
Corporate adjustments and eliminations									115

Consolidated total interest income									$194

Interest expense		9,247		2,684		611		2,003	14,545

Corporate adjustments and eliminations									3,755

Consolidated total interest expense									$18,300

Income (loss) before equity in loss of investments and minority interest in loss		$4,530		$997		$538		$6,199	12,264

Corporate adjustments and eliminations									(7,519)

Consolidated total income before equity in loss of investments and minority interest in loss									$4,745

Equity in loss of investments—Black Hawk and The Lodge		$(1,980)	$		$		$		$(1,980)

Minority interest in loss—Colonial	$		$			$173	$		$173

Net income (loss)		$2,550		$997		$711		$6,199	10,457

Corporate adjustments and eliminations									(7,519)

Consolidated net income									$2,938

EBITDA (1)		$18,238		$4,519		$2,528		$9,722	$35,007

Corporate adjustments and eliminations									$(3,767)

Consolidated EBITDA									$31,240

Goodwill		$6,765		$8,847	$			$11,226	$26,838

Identifiable intangible assets—net	$		$		$			$7,522	$7,522

Property, plant and equipment—net		$81,225		$11,804		$54,116		$16,072	163,217

Corporate adjustments and eliminations									233

Consolidated net property, plant and equipment—net									$163,450

Total assets		113,416		23,962		57,478		41,359	236,215

Corporate adjustments and eliminations									11

Consolidated total assets									$236,226

Long-term debt		$77,982		$22,300		$2,440		$19,489	122,211

Corporate adjustments and eliminations									24,902

Consolidated total long-term debt									$147,113

Capital Expenditures		$3,510		$1,450		$1,732		$339	7,031

Corporate adjustments and eliminations									310

Consolidated capital expenditures									$7,341

	Year Ended December 31, 2001
	(Dollars in Thousands)
	Virginia	Louisiana	Black Hawk	Total
Total revenues:
Gaming:
Truck stop		$6,666		$6,666
Pari-mutuel	$27,781			27,781
Food and beverage	1,370	773		2,143
Convenience store—fuel		5,688		5,688
Convenience store—other		970		970
Other	2,147	92		2,239

Total revenues	31,298	14,189		45,487

Corporate adjustments and eliminations				1,166

Consolidated total revenues				$46,653

Depreciation and amortization	1,734	947		2,681

Operating income	309	2,235		2,544

Corporate adjustments and eliminations				1,541

Consolidated operating income				$4,085

Interest income	90	10		100

Interest expense	2,755	1,555		4,310

Corporate adjustments and eliminations				(80)

Consolidated total interest expense				$4,230

(Loss) income before equity in earnings of investments and minority interest in loss	$(2,356)	$690	$0	(1,666)

Corporate adjustments and eliminations				1,621

Consolidated total loss before equity in earnings of investments and minority interest in loss				$(45)

Equity in earnings of investments—Black Hawk and The Lodge	$0	$0	$3,377	$3,377

Minority interest in loss—Colonial	$1,258	$0	$0	$1,258

Net (loss) income	$(1,098)	$690	$3,377	2,969

Corporate adjustments and eliminations				1,621

Consolidated net income				$4,590

EBITDA (1)	$2,043	$3,182	$0	$5,225

Corporate adjustments and eliminations				4,222

Consolidated EBITDA				$9,447

Goodwill amortization				280

Adjusted net income				$4,870

Goodwill—net	$0	$5,140	$0	$5,140

Identifiable intangible assets—net	$656	$5,791	$0	$6,447

Property, plant and equipment—net	$61,926	$5,397	$0	$67,323

Total assets	$66,409	$19,385	$0	85,794

Corporate adjustments and eliminations				20,198

Consolidated total assets				$105,992

Long-term debt	$1,693	$13,736	$0	$15,429

Capital Expenditures	$723	$0	$0	$723

(1)	EBITDA (earnings before interest, taxes, depreciation and amortization) is presented as supplemental information in the tables above and in the discussion of our operating results. EBITDA can be reconciled directly to our consolidated net income by adding the amounts shown for depreciation, amortization, and interest. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net (loss) income, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows investors and management to evaluate and compare the Company’s operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of its properties using EBITDA measures as do most analysts following the gaming industry. EBITDA is also a component of certain financial covenants in the Company’s debt agreements.

******

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

EXHIBIT INDEX

Exhibit No.	Description

*2.1	Agreement and Plan of Merger dated as of April 25, 2001, among Black Hawk Gaming & Development Company, Gameco, Inc., and BH Acquisition, Inc.

*2.2	Amendment to Agreement and Plan of Merger dated as of November 12, 2001 among Black Hawk Gaming & Development Company, Inc., Gameco, Inc. and BH Acquisition, Inc.

*2.3	Exchange Agreement dated February 22, 2002 among Gameco, Inc., Jeffrey P. Jacobs and The Richard E. Jacobs Revocable Trust

*2.4	Agreement and Plan of Merger dated as of June 11, 2001 among Colonial Holdings, Inc., Gameco, Inc. and Gameco Acquisitions, Inc.

*2.5	Amendment to Agreement and Plan of Merger dated as of November 16, 2001 among Colonial Holdings, Inc., Gameco, Inc., and Gameco Acquisition, Inc.

*2.6	Agreement and Plan of Merger, dated February 22, 2002 between Gameco, Inc. and Jacobs Entertainment, Inc.

*3.1	Certificate of Incorporation of Gameco, Inc.

*3.2	By-Laws of Gameco, Inc.

*3.3	Articles of Incorporation of Black Hawk Gaming & Development Company, Inc.

*3.4	Bylaws of Black Hawk Gaming & Development Company, Inc.

*3.5	Articles of Incorporation of Gold Dust West Casino, Inc.

*3.6	Code of By-laws of Gold Dust West Casino, Inc.

*3.7	Articles of Organization of Black Hawk/Jacobs Entertainment, LLC

*3.8	Operating Agreement of Black Hawk/Jacobs Entertainment, LLC

*3.9	Joint Venture Agreement of Gilpin Hotel Venture

*3.10	Articles of Incorporation of Gilpin Ventures, Inc.

*3.11	By-Laws of Gilpin Ventures, Inc.

*3.12	Articles of Incorporation of Jalou II Inc.

*3.13	By-Laws of Jalou II Inc.

*3.14	Articles of Incorporation of Winner’s Choice Casino, Inc.

*3.15	By-Laws of Winner’s Choice Casino, Inc.

*3.16	Articles of Organization of Diversified Opportunities Group Ltd.

*3.17	Articles of Organization of Jalou L.L.C.

*3.18	Articles of Organization of Houma Truck Plaza & Casino, L.L.C.

*3.19	Articles of Organization of Jalou-Cash’s L.L.C.

*3.20	Articles of Incorporation of JACE, Inc.

*3.21	Articles of Organization of Lucky Magnolia Truck Stop and Casino, L.L.C.

*3.22	Articles of Organization of Bayou Vista Truck Plaza and Casino, L.L.C.

*3.23	Articles of Organization of Raceland Truck Plaza and Casino, L.L.C.

*3.24	Articles of Incorporation of JACE, Inc. (duplicate of Exhibit 3.20).

**3.25	Certificate of Amendment of Certificate of Incorporation of Gameco, Inc.

**3.26	Amended and Restated Certificate of Limited Partnership of Colonial Downs, L.P.

**3.27	Limited Partnership Agreement of Colonial Downs, L.P.

**3.28	Amended and Restated Articles of Incorporation of Colonial Downs Holdings, Inc.

**3.29	Amendment to Articles of Incorporation of Colonial Downs Holdings, Inc.

**3.30	Bylaws of Colonial Downs Holdings, Inc.

**3.31	Articles of Incorporation of Stansley Racing Corp.

**3.32	Articles of Amendment to the Articles of Incorporation of Stansley Racing Corp.

**3.33	Bylaws of Stansley Racing Corp.

**3.34	Amended and Restated Operating Agreement of Diversified Opportunities Group Ltd.

**3.35	Amendment to the Operating Agreement of Black Hawk/Jacobs Entertainment, LLC

**3.36	Amendment to the Certificate of Incorporation of Gameco, Inc.

*4.1	Indenture dated February 8, 2002 by and among Gameco, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association relating to 11 7/8% Senior Secured Notes due 2009

*4.2	Form of Gameco, Inc. 11 7/8% Senior Secured Notes due 2009 (included as part of the Indenture at Exhibit 4.1)

*4.3	Supplemental Indenture dated February 22, 2002 by and among Gameco, Inc. certain guarantors and Wells Fargo Bank Minnesota, National Association relating to 11 7/8% Senior Secured Notes due 2009

*4.4	Form of Subsidiary Guaranty for 11 7/8% Senior Secured Notes due 2009 (included as part of the Indenture at 4.1)

*4.5	Registration Rights Agreement dated as of February 8, 2002 by and among Gameco, Inc., certain guarantors, CIBC World Markets Corp. And Libra Securities, LLC

*4.6	Security Agreement dated February 8, 2002 among Gameco, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association as Trustee

*4.7	Amendment to the Security Agreement dated February 22, 2002 among Gameco, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association

*4.8	Joinder Agreements dated February 22, 2002 between Wells Fargo Bank Minnesota, National Association and each guarantor

*4.9	Guaranty of each guarantor dated February 22, 2002

*4.10	Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreements and fixture filings by Black Hawk/Jacobs Entertainment LLC and Gilpin Hotel Venture to the Public Trustee of Gilpin County, State of Colorado, as Trustee for the Benefit of Wells Fargo Bank Minnesota, National Association as Beneficiary, dated February 22, 2002

*4.11	Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreements and fixture filings by Gold Dust Casino, Inc. to the First American Title Company of Nevada, as Trustee for the Benefit of Wells Fargo Bank Minnesota, National Association as Beneficiary, dated February 22, 2002

*4.12	Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and fixture filing by Houma Truck Plaza & Casino, L.L.C. to Wells Fargo Bank Minnesota, National Association, as Trustee dated February 22, 2002

*4.13	Mortgage, Assignment of Leases and Rents, Security Agreements and fixture filing by Winner’s Choice Casino, Inc. to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002

*4.14	Mortgage, Assignment of Leases and Rents, Security Agreements and fixture filing by Raceland Truck Plaza and Casino, LLC to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002

*4.15	Mortgage, Assignment of Leases and Rents, Security Agreements and fixture filing by Bayou Vista Truck Plaza and Casino, LLC to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002

*4.16	Mortgage, Assignment of Leases and Rents, Security Agreements and fixture filing by Lucky Magnolia Truck Stop and Casino, L.L.C. to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002

*4.17	Mortgage, Assignment of Leases and Rents, Security Agreements and fixture filing by JACE, Inc. to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002

*4.18	Collateral Assignment of Deeds of Trust, Assignments of Rents and Leases, Security Agreements and fixture filings and other loan documents by Gameco, Inc. to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002

*4.19	Escrow Agreement between Gameco, Inc. and Wells Fargo Bank Minnesota, National Association dated February 22, 2002

*4.20	Supplemental Indenture dated June 14, 2002 by and among Jacobs Entertainment, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association relating to 11 7/8% Senior Secured Notes due 2009

**4.21	Joinder Agreements dated June 14, 2002 between Wells Fargo Bank, National Association and each guarantor

**4.22	Subsidiary Guarantee of each subsidiary guarantor dated June 14, 2002 for 11 7/8% Senior Secured Notes due 2009

**4.23	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Colonial Downs, L.P. to David F. Belkowitz and James L. Weinberg as Trustees for the benefit of Wells Fargo Bank Minnesota, National Association, dated June 14, 2002

**4.24	Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Colonial Downs, L.P. to David F. Belkowitz and James L. Weinberg as Trustees for the benefit of Wells Fargo Bank Minnesota, National Association, dated June 14, 2002

**4.25	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Colonial Holdings, Inc. to David F. Belkowitz and James L. Weinberg as Trustees for the benefit of Wells Fargo Bank Minnesota, National Association, dated June 14, 2002

**4.26	Loan and Security Agreement dated July 12, 2002 by and among Jacobs Entertainment, Inc., certain subsidiaries and Foothill Capital Corporation

**4.27	Promissory Note dated July 12, 2002 by and among Jacobs Entertainment, Inc., certain borrowers and Foothill Capital Corporation

**4.28	Guaranty of Gold Dust West Casino, Inc. and Diversified Opportunities Group Ltd., dated July 12, 2002

**4.29	Intercreditor Agreement dated July 12, 2002 by and between Wells Fargo Bank Minnesota, National Association and Foothill Capital Corporation

**4.30	Memorandum of Intercreditor Agreement dated July 12, 2002 by and among Foothill Capital Corporation, Wells Fargo Bank Minnesota, National Association and Borrowers

**4.31	Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Securiting Agreement and Fixture Filing by Black Hawk Gaming & Development Company, Inc., Black Hawk/Jacobs Entertainment, LLC, and Gilpin Hotel Venture to the Public Trustee of Gilpin County, State of Colorado and Foothill Capital Corporation, dated July 12, 2002

*10.1	Consulting Agreement between Diversified Opportunities Group Ltd. and Ian M Stewart dated January 1, 2001

*10.2	Executive Employment Agreement between Gameco, Inc. and Jeffrey P. Jacobs dated February 22, 2002

*10.3	Executive Employment Agreement between Gameco, Inc. and Richard E. Jacobs dated February 22, 2002

*10.4	Executive Employment Agreement between Gameco, Inc. and Stephen R. Roark dated February 22, 2002

*10.5	Executive Employment Agreement between Colonial Holdings, Inc. and Ian M. Stewart dated February 22, 2002

***10.7	Standardbred Horsemen’s Contract effective March 1, 2003 among Colonial Downs L.P. Stansley Racing Corp. and The Virginia Harness Horse Association

***10.8	Thoroughbred Horsemen’s Agreement dated December 23, 2002 between Colonial Downs L.P. and the Virginia Horseman’s Benevolent and Protective Association

***10.8A	First Amendment dated January 1, 2003 to Thoroughbred Horsemen’s Agreement dated December 23, 2002 between Colonial Downs L.P. and the Virginia Horsemen’s Benevolent and Protective Association

****10.9	Consulting Agreement dated January 1, 2003 between Jacobs Entertainment, Inc. and Jacobs Investments Management Co., Inc.

***10.10	Option Agreement dated January 20, 2004 regarding Vinton, Virginia Off Track Wagering Facility

***10.11	Deed of Lease dated May 8, 2003 between Haynes Chippenham Plaza, LLC and Colonial Downs, L.P.

*21.1	Subsidiaries of Jacobs Entertainment, Inc.

*25.1	Statement of Eligibility of Trustee on Form T-1

***31.1	Chief Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

***31.2	Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

***32.1	Chief Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

***32.2	Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

*99.1	Form of Letter of Transmittal

*99.2	Form of Notice of Guaranteed Delivery

*99.3	Jacobs Entertainment, Inc. Exchange of all Outstanding 11-7/8% Senior Secured Notes Due 2009 For 11-1/8% Senior Secured Notes Due 2009

*99.4	Jacobs Entertainment, Inc. Letter to Depository Trust Company Participants

***99.5	Significant Guarantor Information

*	Incorporated herein by reference from our registration statement on Form S-4 (SEC Registration No. 333-88242) filed on May 14, 2002.
**	Incorporated hereby by reference from Amendment No. 1 of our registration statement on Form S-4 (SEC Registration No. 333-88242) filed on August 8, 2002.
***	Filed herewith.
****	Incorporated hereby by reference from our Form 10-K filed on March 31, 2003.