Form 10-Q
period 2004-03-31
JACOBS ENTERTAINMENT INC
filed 2004-05-05
CIK 1173284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 5, 2004
Common Stock, $.01 par value	1,500 shares

Jacobs Entertainment, Inc.

Index

March 31, 2004

Part I. Financial Information

Item 1.	Financial Statements

JACOBS ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2004 and December 31, 2003

(Dollars In Thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,267	$16,438
Restricted cash	3,519	1,707
Accounts receivable	938	1,087
Inventories	1,185	1,202
Prepaid expenses and other assets	2,550	1,611

Total current assets	24,459	22,045
PROPERTY, PLANT AND EQUIPMENT
Land and improvements	50,230	50,221
Building and improvements	114,812	114,363
Equipment, furniture and fixtures	33,284	31,318
Leasehold improvements	2,179	2,179

	200,505	198,081
ACCUMULATED DEPRECIATION	(29,207)	(26,952)

Property, plant and equipment, net	171,298	171,129
OTHER ASSETS:
Goodwill	26,773	26,773
Identifiable intangible assets	7,032	7,176
Debt issue costs, net	6,450	6,789
Licensing costs, net	102	81
Other assets	2,629	2,580

TOTAL ASSETS	$238,743	$236,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$19,194	$20,717
Current portion of long-term debt and capital lease obligations	2,539	2,554

Total current liabilities	21,733	23,271
Long term debt and capital lease obligations	125,975	125,861
Long term debt - related parties	19,489	19,489

Total long-term debt	145,464	145,350
Other	487	517

Total liabilities	167,684	169,138
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock $.01 par value; 1,500 shares authorized; issued and outstanding
Additional paid in capital	27,992	27,992
Retained earnings	43,067	39,443

Total stockholders’ equity	71,059	67,435

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$238,743	$236,573

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2004 and 2003

(Dollars In Thousands)

	Three Months Ended March 31,
	2004	2003
REVENUES:
Gaming:
Casino	$27,068	$23,069
Truck stop	6,455	6,578
Pari-mutuel	7,685	6,689
Food and beverage	4,042	3,672
Convenience store - Fuel	4,028	4,759
Convenience store - Other	777	828
Hotel	282	316
Other	683	583

Total revenues	51,020	46,494
Promotional allowances	(5,085)	(4,833)

Net revenues	45,935	41,661

COSTS AND EXPENSES:
Gaming:
Casino	9,425	8,448
Truck stop	3,263	3,101
Pari-mutuel	6,031	5,228
Food and beverage	2,011	1,954
Convenience store - Fuel	3,752	4,411
Convenience store - Other	883	963
Hotel	158	201
Marketing, general and administrative	9,485	8,843
Depreciation and amortization	2,428	2,151

Total costs and expenses	37,436	35,300

OPERATING INCOME	8,499	6,361
Interest income	6	9
Interest expense	(4,881)	(4,919)

NET INCOME	$3,624	$1,451

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2004

(Dollars In Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
BALANCES, JANUARY 1, 2004	1,500	$	$27,992	$39,443	$67,435
Net income				3,624	3,624

BALANCES, MARCH 31, 2004	1,500	$	$27,992	$43,067	$71,059

*	The par value amount of Jacobs Entertainment, Inc. common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 above due to rounding.

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2004 and 2003

(Dollars In Thousands)

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income	$3,624	$1,451
Adjustments to reconcile net income to net cash provided by operating activites:
Depreciation and amortization	2,428	2,151
(Gain) loss on sale of assets	(4)	2
Deferred financing cost amortization	339	337
Bond issue discount amortization	177	174
Loan discount amortization	8	57
Changes in operating assets and liabilities:
Restricted cash	(1,812)	(1,183)
Accounts receivable	149	(17)
Inventories	17	(117)
Prepaid expenses and other assets	(1,023)	(377)
Accounts payable and accrued expenses	(1,553)	(5,860)

Net cash provided by (used in) operating activities	2,350	(3,382)

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(2,448)	(3,135)
Proceeds from sale of equipment	13	5

Net cash used in investing activities	(2,435)	(3,130)

FINANCING ACTIVITIES
Payments to obtain financing		(49)
Proceeds from revolving line of credit		2,500
Payments on long term debt	(86)	(350)

Net cash (used in) provided by financing activities	(86)	2,101

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(171)	(4,411)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	16,438	21,358

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,267	$16,947

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$8,452	$9,004

Non-cash investing and financing activities Acquisition of property for debt issued		$3,280

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

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

On March 8, 2004, the Virginia Racing Commission granted the license to Colonial to open its sixth off-track wagering facility in Vinton, Virginia. Construction on the facility started in the second quarter of 2004 and should open for business by the beginning of the fourth quarter of 2004.

On April 28, 2004, the Virginia Racing Commission granted Colonial a license to accept wagers through its advanced deposit wagering system. Colonial expects to have its system operational before August 1, 2004.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Unaudited Consolidated Financial Statements – In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the financial position of the Company as of March 31, 2004 and December 31, 2003 and the results of its operations and cash flows for the three month periods ended March 31, 2004 and 2003. All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of JEI and its most significant subsidiary, Black Hawk Gaming & Development Company, Inc. contained in the Company’s Form 10-K for the year ended December 31, 2003 filed with the U.S. Securities Exchange Commission. The results of interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

Reclassifications – Certain amounts have been reclassified within the 2003 financial statements to conform to the presentation used in 2004.

3.	IDENTIFIABLE INTANGIBLE ASSETS

	As of March 31, 2004		As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible assets
Revenue rights	$6,000	$270	$6,000	$240
Device use rights	2,281	979	2,281	865

Total	$8,281	$1,249	$8,281	$1,105

	Three months ended March 31, 2004	Three months ended March 31, 2003
Aggregate amortization expense	$144	$132

Estimated Amortization Expense:
2005	$576
2006	576
2007	168
2008	120
2009	120
Thereafter	5,040

Total	$6,600

4.	SEGMENTS

At March 31, 2004 and 2003, the Company has four segments representing the geographic regions of their operations. Each segment is managed separately because of the unique characteristics of revenue stream and customer base.

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

As of and for the Three Months Ended March 31, 2004

(Dollars In Thousands)

	Colorado		Nevada		Virginia		Louisiana	Total
Revenues
Gaming
Casino		$21,630		$5,438				$27,068
Truck stop							$6,455	6,455
Pari-mutuel						$7,685		7,685
Food and beverage		2,357		849		217	619	4,042
Convenience store - Fuel							4,028	4,028
Convenience store - Other							777	777
Hotel		151		131				282
Other		176		42		370	95	683

Total revenues		24,314		6,460		8,272	11,974	51,020
Promotional allowance		(3,818)		(1,059)			(208)	(5,085)

Net revenues		$20,496		$5,401		$8,272	$11,766	$45,935

Depreciation and amortization		$1,252		$351		$357	$424	2,384

Corporate adjustments and eliminations								44

Consolidated depreciation and amortization								$2,428

Operating income		$5,107		$1,556		$547	$2,448	9,658

Corporate adjustments and eliminations								(1,159)

Consolidated operating income								$8,499

Interest Income		$1	$			$4	$1	6

Corporate adjustments and eliminations

Consolidated interest income								$6

Interest expense		$2,714		$785		$42	$486	4,027

Corporate adjustments and eliminations								854

Consolidated interest expense								$4,881

Net income		$2,394		$771		$509	$1,963	5,637

Corporate adjustments and eliminations								(2,013)

Consolidated net income								$3,624

EBITDA (1)		$6,359		$1,907		$904	$2,872	12,042

Corporate adjustments and eliminations								(1,115)

Consolidated EBITDA								$10,927

Goodwill		$6,711		$8,836	$		$11,226	$26,773

Identifiable intangible assets	$		$		$		$7,031	$7,031

Property, plant and equipment, net		$86,804		$11,835		$55,600	$16,514	170,753

Corporate adjustments and eliminations								545

Consolidated net property, plant and equipment, net								$171,298

Total assets		$108,350		$24,200		$61,671	$40,764	234,985

Corporate adjustments and eliminations								3,758

Consolidated total assets								$238,743

Long-term debt		$78,410		$22,582		$409	$19,489	120,890

Corporate adjustments and eliminations								24,574

Consolidated total long-term debt								$145,464

Capital Expenditures		$1,286		$615		$387	$154	2,442

Corporate adjustments and eliminations								6

Consolidated total long- term debt								$2,448

As of and for the Three Months Ended March 31, 2003

(Balance Sheet data as of December 31, 2003)

(Dollars In Thousands)

	Colorado		Nevada		Virginia		Louisiana	Total
Revenues
Gaming
Casino		$18,165		$4,904				$23,069
Truck stop							$6,578	6,578
Pari-mutuel						$6,689		6,689
Food and beverage		1,878		798		321	675	3,672
Convenience store - Fuel							4,759	4,759
Convenience store - Other							828	828
Hotel		182		134				316
Other		117		23		327	116	583

Total revenues		20,342		5,859		7,337	12,956	46,494
Promotional allowance		(3,637)		(933)			(263)	(4,833)

Net revenues		$16,705		$4,926		$7,337	$12,693	$41,661

Depreciation and amortization		$1,103		$295		$332	$395	$2,125

Corporate adjustments and eliminations								26

Consolidated depreciation and amortization								$2,151

Operating income		$3,055		$1,108		$569	$2,883	$7,615

Corporate adjustments and eliminations								(1,254)

Consolidated operating income								$6,361

Interest Income		$1	$			$6	$1	$8

Corporate adjustments and eliminations								1

Consolidated interest income								$9

Interest expense		$2,707		$781		$74	$489	$4,051

Corporate adjustments and eliminations								868

Consolidated interest expense								$4,919

Net income		$349		$327		$501	$2,395	$3,572

Corporate adjustments and eliminations								$(2,121)

Consolidated net income								$1,451

EBITDA (1)		$4,158		$1,403		$901	$3,278	$9,740

Corporate adjustments and eliminations								$(1,228)

Consolidated EBITDA								$8,512

Goodwill, net		$6,711		$8,836	$		$11,226	$26,773

Identifiable intangible assets	$		$		$		$7,176	$7,176

Property, plant and equipment, net		$86,770		$11,579		$55,569	$16,635	170,553

Corporate adjustments and eliminations								576

Consolidated net property, plant and equipment, net								$171,129

Total assets		$108,775		$24,071		$59,363	$40,486	232,695

Corporate adjustments and eliminations								3,878

Consolidated total assets								$236,573

Long-term debt		$78,302		$22,549		$471	$19,489	120,811

Corporate adjustments and eliminations								24,539

Consolidated total long-term debt								$145,350

Capital Expenditures		$1,294		$364		$1,105	$369	3,132

Corporate adjustments and eliminations								3

Consolidated total long-term debt								$3,135

(1)	EBITDA (earnings before interest, taxes, depreciation and amortization) is presented as supplemental information in the tables above and in the discussion of our operating results. EBITDA can be reconciled directly to our consolidated net income by adding the amounts shown for depreciation, amortization, and interest. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows investors and management to evaluate and compare the Company’s operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of its properties using EBITDA measures as do most analysts following the gaming industry. EBITDA is also a component of certain financial covenants in the Company’s debt agreements. See the reconciliation of EBITDA to net income for the three month periods ended March 31, 2004 and 2003 on page 17.

5.	COMMITMENTS AND CONTINGENCIES

Colonial entered into a Management and Consulting Agreement, as amended (the “Management Agreement”), with Maryland-Virginia Racing Circuit, Inc. (the “Circuit”), an affiliate of the Maryland Jockey Club (“MJC”), to provide experienced management for the racetrack and off-track facilities and to create a Virginia-Maryland thoroughbred racing circuit. Under the Management Agreement, MJC agrees to suspend live racing at their racetracks, Laurel Park and Pimlico Race Course, during Colonial’s live thoroughbred meets. Parties to the Management Agreement also exchange simulcast signals for their live thoroughbred meets at no cost to either party. The effect of the exchange of signals is immaterial to the consolidated financial statements. The Circuit manages Colonial’s off-track facilities as well as the live standardbred and thoroughbred meets and provides certain personnel, at its expense, for the live thoroughbred meet. For its services, the Circuit receives a management fee of 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in the Commonwealth of Virginia, excluding certain amounts specified in the Management Agreement (“Handle”), and 2.0% of all Handle in excess of $75 million per calendar year. In February 2003, Colonial entered into an amendment to the Management Agreement pursuant to which the Circuit agreed to a management fee of 1.5% of Handle for Handle in excess of $125 million generated from the racetrack and its off-track facilities. The Management Agreement will remain in effect until 2046, provided Colonial owns, controls, or operates the racetrack under its existing licenses. At Colonial’s option, Colonial may terminate the Management Agreement any time after 2021 upon payment of a fee equal to 17 times the average management fee paid during the three years immediately preceding such termination. Management fees incurred under the Management Agreement are approximately $493 and $431 during each of the three month periods ended March 31, 2004 and 2003 respectively.

Colonial has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for the Company’s pari-mutuel wagering applications. The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities through 2004 at a rate of .365% of the gross amounts wagered. Totalisator fees incurred under this agreement was approximately $147 and $111 for the three month periods ended March 31, 2004 and 2003 respectively.

Colonial has entered into agreements with a company which provides broadcasting and simulcasting equipment and services. The agreements for live racing services at the horse racing track, and equipment leases at two of the off track wagering facilities were extended during 2002 until December 31, 2007. Effective November 6, 2002, Colonial acquired certain equipment located at the horse racing track previously leased under these agreements. Total expense incurred for totalisator and broadcasting and simulcasting equipment was approximately $170 and $136 for the three month periods ended March 31, 2004 and 2003 respectively.

Colonial leases automobiles, building space, and certain equipment under operating leases expiring at various dates. Total rental expense under these non-cancelable leases was approximately $99 and $89 for the three month periods ended March 31, 2004 and 2003 respectively.

Black Hawk leases land and warehouse space for the Gold Dust in Reno, Nevada as well as automobiles, and other property and equipment under operating leases expiring at various dates. Total rental expense under these non-cancelable leases was approximately $89 and $78 for the three month periods ended March 31, 2004 and 2003.

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

6.	RELATED PARTY TRANSACTIONS

The Company provides monthly management and accounting services to truck stops owned by an affiliate. In addition, the affiliates purchase repair parts from the Company. Total charges to affiliates for management services and repair part purchases totaled $95 and $65 for the three month periods ended March 31, 2004 and 2003 respectively. Accounts receivables due from affiliate totaled $203 and $221 as of March 31, 2004 and December 31, 2003 respectively.

JEI is the obligor on notes to Jacobs totaling $9,000, with interest only payable semi-annually at 12% per annum, and the principal amount due and payable on January 31, 2010. These notes were issued in connection with the acquisition of certain Louisiana truck stops. JEI is also the obligor of $10,489 of notes issued by the seller in connection with the acquisition of additional truck stops from an unaffiliated party. These notes are due in March 2009, bear interest at 8.5% payable semi-annually and are secured by land, buildings and related improvements of the Louisiana truck stops. These notes were acquired from the seller by Jacobs on February 13, 2003 for $7,000. The terms of the Notes payable to Jacobs are identical to those of the seller notes described above. As a result of this transaction, for tax purposes JEI recognized taxable income in the form of a discharge of indebtedness of $3,489 representing the difference between the $10,489 seller notes and the acquisition price of $7,000, which was reported on JEI’s tax return as taxable income to its shareholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section discusses the results of our operations for the three month periods ended March 31, 2004 and 2003. You should read the following discussions and analyses in conjunction with our unaudited financial statements including the notes and other financial information contained in this Form 10-Q as well as our audited consolidated financial statements as of December 31, 2003 included in our Form 10-K report filed with the Securities and Exchange Commission (“10-K Report”). Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties. In this regard, see the section “Risk Factors” in Item 1 of our 10-K report.

The historical information should not necessarily be taken as a reliable indicator of our future performance.

TABLE OF CONTENTS TO MANAGEMENT’S DISCUSSION AND ANALYSIS (MD&A)

Description of item		Page

1.	Overview and discussion of our operations—i.e. how we look at things	11

2.	Comparison of our historical results of operations for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003	12-15

3.	EBITDA segment information and discussion of operations	15-21

4.	Liquidity and capital resources	21-22

5.	Critical accounting policies	22-23

1. Overview and discussion of our operations—i.e. how we look at things

We presently operate our company on a de-centralized basis. Each of our casino properties (The Lodge, the Gilpin, and the Gold Dust West) i.e. the “Western Division”, is managed by an on-site General Manager each of whom reports to a Vice-President of Operations who is located in our Black Hawk, Colorado offices. Our “Eastern Division” comprises all of our truck-stop video poker operations and our Virginia race-track and off-track betting parlor facilities. Our respective divisions are headed up by a President each of whom reports to our Chief Executive Officer located in West Palm Beach, Florida. Our management team conducts monthly video conferencing and tele-conferencing calls and each of the units functions as a separate profit center. We account for our businesses in segments, with each segment signified by the state in which we operate. Presently, we operate with four segments; Colorado, Nevada, Virginia and Louisiana. It is our plan during the next two years to consolidate functional areas and operate on a more centralized basis. By doing so we believe we will be able to obtain some economies of scale in accounting, human resources, centralized purchasing and other areas.

When we analyze and run our business units, we focus on several measurements which we believe provide us with the necessary ratios and key performance indicators in order for us to determine “how we are doing” versus our competition and against our own internal goals and budgets. We confer monthly and discuss and analyze significant variances and try to identify trends and changes in the business. Additionally, we utilize EBITDA (earnings before interest, taxes, depreciation and amortization) as one of the methods of reviewing and analyzing the results of our operations of each property. While we recognize that EBITDA is not a generally accepted accounting principle (i.e. non-GAAP) financial measure, we nonetheless believe it is useful because it allows investors and management to evaluate and compare operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Additionally, most analysts following the gaming industry utilize EBITDA as a financial measurement. Lastly (and maybe most importantly), EBITDA is a key element of certain financial covenants in our debt agreements and as such is a critical component that we closely watch in order to determine our ability to achieve future growth and to ensure we are in compliance with our indenture agreement.

In addition to the above measurements we pay particular attention to our monthly and annual cash flow. Our business is sensitive to shifts in volumes and levels of activity and we find it necessary to watch our cash closely. Further, every six months (February 1st and August 1st) we have a cash interest payment due on our $125 million bond issuance amounting to $7.4 million. We have a $10 million revolver with a lender on which we usually draw about $2 to $5 million every six months in order to make our interest payments. This is generally a function of the timing of cash receipts from our operations coupled with the amount of cash we need to run the business—i.e. our “cash-inventory.” We estimate that we require approximately $12 million of cash-inventory to run our business. We may be able to reduce this amount when we are able to consolidate our cash from our various operations. This would reduce the amount of borrowings we would need to pay interest on our notes and/or to finance operations. This will be another by-product of our goal to centralize our business operations. However, under our existing super-senior bank loan covenants we are unable to consolidate our cash. We are in the process of obtaining covenants to allow us to do so or change lenders in the near future. See “Liquidity and Capital Resources.”

Our results of operations reflect the consolidated operations of all of our subsidiaries.

2. Comparison of our historical results of operations for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

The following table summarizes the consolidated revenues of Jacobs Entertainment, Inc. for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,		$ Change	% Variance
	2004	2003
	(in millions)
REVENUES:
Gaming:
Casino	$27.1	$23.1	$4.0	17%
Truck stop	6.5	6.6	(0.1)	-2%
Pari-mutuel	7.7	6.7	1.0	15%
Food and beverage	4.0	3.7	0.3	8%
Convenience store - Fuel	4.0	4.8	(0.8)	-17%
Convenience store - Other	0.8	0.8		0%
Hotel	0.3	0.3		0%
Other	0.7	0.6	0.1	17%

Total revenues	51.1	46.6	4.5	10%
Promotional allowances	(5.1)	(4.8)	(0.3)	6%

Net revenues	$46.0	$41.8	$4.2	10%

Casino revenues increased $4.0 million or 17% from $23.1 million for the three months ended March 31, 2003 to $27.1 million for the three months ended March 31, 2004. The increase in casino revenue is a result of increased casino revenues at The Lodge of $2.7 million or 19%, the Gilpin of $0.8 million or 18% and GDW of $0.5 million or 11%. We believe that the increase in the revenues at our properties is a result of several factors. Management has expanded capital investments in our slot product over the last year including the implementation of a Ticket-In Ticket-Out (“TITO”) system at the GDW. Additional positive results were realized due to an extra day in February 2004 as compared to 2003 and the weather conditions in Black Hawk were much more favorable in February and March of 2004 as compared to 2003. Finally, casino revenues at our two Colorado properties were positively impacted due to construction disruption at a competing casino.

Truck stop gaming revenues slightly decreased $0.1 million or 2% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 due primarily to new truck stop competition.

Pari-mutuel revenues increased $1.0 million or 15% from $6.7 million to $7.7 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase in revenues for the current three months is primarily attributable to the new off track wagering facility we opened in November 2003.

Food and Beverage revenues increased $0.3 million or 8% from $3.7 million to $4.0 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This increase is attributable to an increase of $0.2 million at the Gilpin and $0.3 million at The Lodge offset by a decrease in food and beverage revenues at our off track betting facilities and truck stop facilities of $0.2 million.

Convenience store fuel revenues decreased $.8 million or 17% from $4.8 million to $4.0 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. We reduced some of our promotional incentive programs during the current quarter in order to save costs which resulted in lower fuel sales.

Other revenues rose by $0.1 million or 17% for the three months ended March 31, 2004 compared to the same period last year. We attribute this increase to re-negotiated vendor rebate contracts for ATM and cash advance services.

Promotional allowances increased $.3 million or 6% from $4.8 million for the three months ended March 31, 2003 to $5.1 million for the three months ended March 31, 2004. The increase is primarily associated to an increase of food and beverage complimentary sales at the Gilpin and The Lodge of $0.1 million and $0.2 million respectively. Hotel complimentary activity and cash back promotional costs remained flat for the respective periods.

The following table summarizes the consolidated costs and expense results of Jacobs Entertainment, Inc. for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,		$ Change	% Variance
	2004	2003
	(in millions)
COSTS AND EXPENSES:
Gaming:
Casino	$9.4	$8.4	$1.0	12%
Truck stop	3.3	3.1	0.2	6%
Pari-mutuel	6.0	5.2	0.8	15%
Food and beverage	2.0	2.0		0%
Convenience store - Fuel	3.8	4.4	(0.6)	-14%
Convenience store - Other	0.9	1.0	(0.1)	-10%
Hotel	0.2	0.2		0%
Marketing, general and administrative	9.5	8.8	0.7	8%
Depreciation and amortization	2.4	2.2	0.2	9%
Interest expense	4.9	4.9

Total costs and expenses	$42.4	$40.2	$2.2	5%

Casino expenses increased $1.0 million or 12% from $8.4 million to $9.4 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This increase is a result of an increase at The Lodge of $0.9 million or 16%, the Gilpin of $0.2 million or 11% offset by a decrease in casino expenses at the GDW of $0.1 million or 6%. The increase in The Lodge’s casino expenses is due to increased gaming taxes (due to increased gaming revenues), slot participation costs, general operating supplies and maintenance. The increase in the Gilpin’s casino expenses is primarily due to gaming taxes (due to increased gaming revenues) and increased slot participation costs and expenses. The decrease in the GDW costs and expenses were realized due to a reduction in slot labor associated to the implementation of TITO and the reduction of slot participation costs and rental expenses. These decreases were offset by an increase in gaming tax expense at GDW (due to increased gaming revenues).

Truck stop gaming expenses increased $0.2 million or 6% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This increase of $0.2 million is attributable to increases in repairs and maintenance and insurance expenses, offset by a decrease in payroll related expenses.

Pari-mutuel costs and expenses increased $0.8 million or 15% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This increase is primarily attributable to the new off track betting facility in Richmond which we opened in November 2003 and an increase in purse expense due to planned additional live race days.

Convenience store fuel expenses decreased $0.6 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This decrease in fuel expenses is a result of reduced sales volume. In addition, we were negatively impacted as our average fuel sales price increased by $.01 cents per gallon while our average fuel costs increased $.015 cents per gallon.

Convenience store other costs and expenses decreased $0.1 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This reduction is due to obtaining better pricing on cost of convenience store goods sold.

Marketing, general and administrative expenses increased $0.7 million or 8% for the current three months ended March 31, 2004 compared to the three months ended March 31, 2003. This increase is primarily attributable to The Lodge of $0.3 million, the Gilpin of $0.1 million, the GDW of $0.1 million, Colonial of $0.2 and truck stop expenses of $0.1 million reduced by a decrease in corporate overhead expenses of $0.1 million. Our increased marketing costs at our operating units drove increased revenues and the decline in corporate overhead expenses was generally due to a reduction in contribution expense for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

Depreciation and amortization expense increased $0.2 million from $2.2 million to $2.4 million for the three month period ended March 31, 2003 compared to the three months ended March 31, 2004. The increase is attributable primarily to The Lodge of $0.1 million and the Gilpin of $0.1 million as a result of the Gilpin expansion and Lodge slot equipment acquisitions.

3. EBITDA segment information and discussion of operations

Discussion of our results of operations by segment, for the three month period ended March 31, 2004 compared to the three month period ended March 31, 2003

The information presented is by each segment in which we have operations and also presents our EBITDA (earnings before interest, taxes, depreciation and amortization) for each segment. We believe that the presentation of a non-GAAP financial measure such as EBITDA is useful because it allows investors and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of its properties using EBITDA measures as do most analysts following the gaming industry. EBITDA is an element of certain financial covenants in the Company’s debt agreements and as such is a critical component that we closely watch in order to determine our ability to achieve future growth and to ensure we are in compliance with our indenture agreement. We are presenting EBITDA in the tables below as supplemental information and to provide further discussion and analysis of our operating results. EBITDA can be reconciled directly to our consolidated net income by adding the amounts shown for depreciation, amortization, and interest. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. The components of operations presented below differ from the analysis provided above for actual results as many items are reclassified or grouped in order to show our operations by the segments we measure. The following presentations reflect 100% of the operations for all entities for the respective three-month periods and, therefore, management believes this represents another way of presenting our operating performance.

	Three Months Ended March 31,
	2004	2003
	(In Thousands)
NET REVENUE
Colorado	$20,496	$16,705
Nevada	5,401	4,926
Louisiana	11,766	12,693
Virginia	8,272	7,337

Total net revenue	$45,935	$41,661

COSTS AND EXPENSES
Colorado	$14,137	$12,547
Nevada	3,494	3,523
Louisiana	8,894	9,415
Virginia	7,368	6,436
Net corporate overhead	1,115	1,228

Total costs and expenses	$35,008	$33,149

EBITDA
Colorado	$6,359	$4,158
Nevada	1,907	1,403
Louisiana	2,872	3,278
Virginia	904	901
Net corporate overhead	(1,115)	(1,228)

EBITDA	$10,927	$8,512

The following table sets forth a reconciliation of EBITDA, a non-GAAP financial measure to net income, a GAAP financial measure.

Reconciliation of EBITDA to net income

Three months ended March 31, 2004	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Colorado	$6,359	$1,251	$1	$2,714	$2,395
Nevada	1,907	351		785	771
Louisiana	2,872	424	1	486	1,963
Virginia	904	357	4	42	509
Corporate overhead	(1,115)	45		854	(2,014)

TOTAL	$10,927	$2,428	$6	$4,881	$3,624

Three months ended March 31, 2003	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Colorado	$4,158	$1,103	$1	$2,707	$349
Nevada	1,403	295		781	327
Louisiana	3,278	395	1	489	2,395
Virginia	901	332	6	74	501
Corporate overhead	(1,228)	26	1	868	(2,121)

TOTAL	$8,512	$2,151	$9	$4,919	$1,451

Colorado

We continually review each aspect of our casino operations and attempt to modify our operations, when and if necessary, to remain competitive and to maintain our market share. We focus on our existing customer base while developing marketing programs that increase new customer visits. Our vision is to be the best “locals casino” in each market by offering the best customer service, slot selection, player club benefits, and food and beverage service in the market.

Our casino revenues are generated from our three casino properties. BHWK’s consolidated casino revenues are generally defined as the “casino win” which is the amount of money wagered less the amount paid out in prizes. BHWK’s consolidated net revenue is generally defined as casino win reduced by various promotional allowances and incentive programs that we offer to patrons and includes revenues from food and beverage, hotel and other revenues. We utilize the food and beverage department of each of our properties to drive revenues by offering a wide selection of high quality food choices at reasonable prices. Additionally, we have 50 hotel rooms at The Lodge and 106 motel rooms at our Reno property, which we can offer to players thereby enhancing their visit to the Black Hawk and Reno areas, respectively.

JEI owns 100% of BHWK and BHWK owns the Gilpin Hotel Casino and the Lodge, which are located in Black Hawk, Colorado, and the Gold Dust West, Inc. (“Gold Dust”), which is located in Reno, Nevada. The following discussion pertains to the results of operations of The Lodge and Gilpin properties.

A summary of the net revenue, costs and expenses and EBITDA of our Colorado properties is as follows:

	Three Months Ended March 31,
	2004	2003
	(In Thousands)
Net revenues
Lodge	$16,053	$13,238
Gilpin	4,443	3,467

Total net revenues	20,496	16,705

Costs and expenses
Lodge	10,690	9,444
Gilpin	3,447	3,103

Total costs and expenses	14,137	12,547

EBITDA
Lodge	5,363	3,794
Gilpin	996	364

EBITDA	$6,359	$4,158

The following table sets forth a reconciliation of EBITDA, a non-GAAP financial measure to net income (loss), a GAAP financial measure.

Reconciliation of EBITDA to net income

Three months ended March 31, 2004	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Lodge	$5,363	$889	$1	$2,095	$2,380
Gilpin	996	362		619	15

TOTAL	$6,359	$1,251	$1	$2,714	$2,395

Three months ended March 31, 2003	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Lodge	$3,794	$812	$1	$2,139	$844
Gilpin	364	291		568	(495)

TOTAL	$4,158	$1,103	$1	$2,707	$349

Results of operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2003

Net Revenues. The $3.8 million increase in net revenues of our Colorado operations for the three months ended March 31, 2004 compared to the same period of 2003 is attributable to an increase in net revenue at the Gilpin of $1.0 million and $2.8 million at The Lodge. We believe that the increase in the revenues at our Colorado properties is a result of several factors. Management has expanded capital investments in our slot product in Colorado over the past year to provide the latest games available in the market. Additional positive results were realized due to an extra day in February 2004 as compared to 2003 and the weather conditions in Black Hawk were much more favorable in February and March of 2004 as compared to 2003. Finally, casino revenues at our two Colorado properties were positively impacted due to construction disruption at a competing casino.

Costs and Expenses. Total costs and expenses associated with our Colorado operations increased $1.6 million for the three months ended March 31, 2004 compared to the same period of 2003. The increase was a result of increased costs and expenses at The Lodge of $1.2 million and at the Gilpin of $0.4 million. The increase in costs and expenses attributable to The Lodge was a result in increased gaming taxes, food and beverage cost of sales, slot participation, and marketing related expenses. The increase of $.4 million in costs and expenses attributable to the Gilpin was a result of increased gaming taxes, food and beverage cost of sales, slot participation, and marketing related expenses.

Nevada

Results of operations for the three months ended March 31, 2004, compared to the three months ended March 31, 2003

As previously discussed, our Nevada operations consist of the Gold Dust, located in Reno, Nevada. The Gold Dust was acquired by BHWK on January 5, 2001. The property has 106 hotel rooms, which we offer to players, thereby enhancing their visit to the Reno area. The net revenues of the Gold Dust increased by $0.5 million for the three-month period ended March 31, 2004 as compared to the same period of 2003. Management has expanded capital investments in our slot product over the last year including the implementation of a Ticket-In Ticket-Out (“TITO”) system. Additional positive results were realized due to an extra day in February 2004 as compared to 2003. Finally, we continue to realize success with our marketing and slot club efforts.

Our costs and expenses remained flat at $3.5 million for both of the comparable three month periods ending March 31, 2004 and 2003 respectively. As a result, our EBITDA at the Gold Dust for the three months ended March 31, 2004 and 2003 was $1.9 million and $1.4 million respectively.

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

Results of operations for the three months ended March 31, 2004, compared to the three months ended March 31, 2003

Net revenues. The Louisiana truck plazas generated net revenues of $11.8 million for the three months ended March 31, 2004 compared to $12.7 million for the three months ended March 31, 2003. This $0.9 million decrease is primarily due to a reduction in video poker net revenue of 0.1 million and fuel revenue of $0.8 million. The reduction in fuel revenues was a result of reduced fuel sale volume due to a reduction in promotional incentive programs during the quarter ended March 31, 2004.

Costs and Expenses. The Louisiana truck plazas’ costs and expenses were $8.9 million and $9.4 million for the three months ended March 31, 2004 and 2003 respectively. The reduction in costs and expenses of $0.5 million is primarily a result of reduced cost of fuel sales offset by increased video poker costs.

Earnings Before Interest, Taxes, Depreciation and Amortization. The Louisiana truck plazas EBITDA was $2.9 million for the three months ended March 31, 2004 compared to $3.3 million for the same period in 2003, resulting in decrease in EBITDA of $.4 million.

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

Results of Operations for the three months ended March 31, 2004, compared to the three months ended March 31, 2003

Total Revenues. Colonial generated net revenues for the three months ended March 31, 2004 of $8.3 million compared to $7.3 million for the same period of 2003. The decrease of total revenues of $1.0 million or 14%, is due primarily to the new off track wagering facility we opened in November 2003.

Costs and expenses. Colonial’s direct operating costs and expenses were $7.4 million for the three months ended March 31, 2004 compared to $6.4 million for the same period of 2003. This increase is primarily attributable to the opening of the new off track betting facility in Richmond which we opened in November 2003 and an increase in purse expense due to planned additional live race days.

Earnings Before Interest, Taxes, Depreciation and Amortization. Colonial’s EBITDA was $0.9 million for both of the three month periods ended March 31, 2004 and 2003 respectively.

Corporate Overhead

Costs and expenses. Corporate overhead costs and expenses decreased from $1.2 million in the three months ended March 31, 2004 to $1.1 million in the comparable period of 2003. This reduction is primarily due to a $0.1 million contribution made in the first quarter of 2003 to benefit victims of the “9-11” tragedy.

4. Liquidity and capital resources

As of March 31, 2004, the Company had cash and cash equivalents of $16.3 million compared to $16.4 million in cash and cash equivalents as of December 31, 2003. The $0.1 million decrease in cash and cash equivalents is the net result of $2.4 million net cash provided by operating activities, $2.4 million net cash used in investing activities, and $0.1 million used in financing activities.

We have a $10 million senior credit facility of which $10 million was available as of March 31, 2004 and December 31, 2003. The trustee under the indenture of the senior secured notes executed an intercreditor agreement with the lender under the senior credit facility, which, among other things, subordinated some of the liens securing the senior secured notes and the guarantees to the indebtedness under the senior credit facility. The senior credit facility carries an interest rate of 1.75% above the prime rate and expires in July 2007.

Our total debt approximates $148 million. Our future liquidity, which includes our ability to make semi-annual interest payments, depends upon the future success of the overall Company. Additionally, our ability to successfully integrate our operations is a significant factor in the overall generation of our cash flows from operations.

We do not have any off-balance sheet financing arrangements or transactions with unconsolidated, limited purpose entities nor are any contemplated in the future.

We believe that our cash flow from operations, cash and cash equivalents and our senior credit facility of $10 million discussed above will be adequate to meet our debt service obligations as well as our capital expenditure requirements for the next twelve months. However, we can give no assurance that these sources of cash will be sufficient to enable us to do so. Further, in addition to our normal capital expenditure requirements, we began a $7.8 million expansion of the Gilpin in the third quarter of 2002 (we opened the renovated Gilpin on June 24, 2003), and we anticipate that we will pursue the acquisition of other properties and engage in new development opportunities. However, we may need to enter into new financing arrangements and raise additional capital in the future if we are unable to sustain our current operations. Our ability to incur additional debt is further restricted by the terms and covenants of our senior secured notes. We can give no assurance that we will be able to raise capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, and heighten the related risks we currently face.

We also face the risk that there could be a decline in the demand for our products and services, which would reduce our ability to generate funds from operations. While we believe our cash flows are geographically diverse, at present we do have a significant concentration of cash flows generated in the Black Hawk gaming market. Should the Black Hawk market decline or become saturated or should competition erode our market share, we would suffer a decline in available funds generated from operations. If this were to occur, there exists the possibility that our credit rating could be downgraded, which would further reduce our ability to access the capital markets and obtain additional or alternative financing. See the section “Risk Factors” in Item I of our 10-K Report.

The following table provides disclosure concerning JEI’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of March 31, 2004.

(In Thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$151,434	$2,539	$1,308	$1,188	$146,399
Operating leases (2)	13,365	962	1,695	1,360	9,348
Other long-term obligations (3)	1,719	1,083	636

Total contractual cash obligations	$166,518	$4,584	$3,639	$2,548	$155,747

(1)	Long-term debt includes amounts owing under the terms of the Notes, the Senior Credit Facility, the Black Hawk special assessment bonds, indebtedness of Colonial Holdings, the existing and new Louisiana Properties’ seller notes, and the subordinated debt to affiliates.

(2)	Operating leases include a land and warehouse lease for the Gold Dust in Reno, Nevada, as well as other leases for property and equipment.

(3)	Other long-term obligations include the commitment of the Company’s truck stop operations to pay $1 per video poker machine per day, plus $1,000 per machine annually in licensing to an outside party to maintain its video poker machines in its truck stop premises. Other long-term obligations also include amounts payable under employment contracts described in the Company’s Form 10-K Report.

In addition, JEI has the following commitments and obligations:

•	JEI, through its subsidiary Colonial, has entered into an agreement with a totalisator company, which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications. The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities through 2004 at a rate of .365% of handle. In addition, Colonial agreed to use certain equipment provided by the totalisator company.

•	JEI, through the Lucky Magnolia, has an obligation to pay to an individual 4.9% of its net video poker revenue, after associated state taxes, for as long as video poker machines are operated on the property.

5. Critical accounting policies

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

6. Long-lived assets

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

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. On February 8, 2002 we issued $125.0 million in 11 7/8 % senior secured notes due in 2009. The proceeds of these notes were used to finance our recent acquisitions and for working capital purposes. Substantially all of our debt bears interest at a fixed rate, except our $10,000 senior credit facility (which has no amounts outstanding as of March 31, 2004), which bears interest at 1.75% above the prime rate published by Wells Fargo Bank, N.A.

If market interest rates increase, our cash requirements for interest on the senior credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior credit facility balance would also decrease.

There would be no change in our cash requirements for interest should market rates increase or decrease by 10% compared to interest rate levels at March 31, 2004.

We currently do not invest in derivative financial instruments, interest rate swaps or other similar investments to alter interest rate exposure

Item 4.	Controls and Procedures.

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to March 31, 2004.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On May 25, 2001, a lawsuit was filed in the United States District Court for the District of Colorado (Case No. 01-D-0964) by Central City, several casino operators located in Central City and others against the City of Black Hawk, the Black Hawk Gaming Association (formerly the Black Hawk Casino Owners Association) and several casino operators located in the City of Black Hawk, including Black Hawk Gaming. The suit alleges that the defendants caused economic harm to the plaintiffs by engaging in a conspiracy and scheme to harm competition, restrain trade and monopolize the gaming industry in the Gilpin County, Colorado market in violation of federal and state constitutional, statutory and common law. Also, the complaint alleges that starting in 1996, the City of Black Hawk began interfering with Central City’s plans to construct a road directly from Interstate 70 to Central City. The plaintiffs seek compensatory, treble and exemplary damages against the defendants in amounts to be proven at trial along with interest, costs and attorneys’ fees. In March 2003, Central City’s city council voted to withdraw from the lawsuit. Central City has since been dismissed from the lawsuit. The remaining plaintiffs have continued to pursue the lawsuit. On March 26, 2003, the district court entered an order dismissing with prejudice the plaintiffs’ seventh, eighth, eleventh, twelfth and thirteenth claims for relief (i.e., the state common law claims and the claims under RICO and its Colorado statutory counterpart (COCCA)). On March 31, 2004, the district court dismissed with prejudice the federal antitrust claims. The court declined to retain supplemental jurisdiction over the state antitrust claims, and dismissed them without prejudice. On April 30, 2004, the plaintiffs filed a notice of appeal in the district court, appealing the dismissals of their claims to the United States Court of Appeals for the Tenth Circuit. Although plaintiffs have appealed, we continue to believe that this lawsuit is without merit and we intend to contest it vigorously. We are unable to reasonably estimate the amount or range of amounts, if any associated with this litigation. However, the Company does not believe the suit will result in any material liability.

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

Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d – 14(a) under Securities Exchange Act of 1934, filed under exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d – 14(a) under Securities Exchange Act of 1934, filed under exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

99.1	Significant guarantor information.

(b) Reports on Form 8-K

On March 18, 2004, the Company filed a report on Form 8-K under Items 7, 9 and 12 reporting the results of the registrant’s operations for the fourth quarter and year ended December 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jacobs Entertainment, Inc.

Registrant

Date: May 5, 2004	By:	/s/ Jeffrey P. Jacobs

Jeffrey P. Jacobs, Chief Executive officer and Chairman of the Board of Directors

/s/ Stephen R. Roark

Stephen R. Roark, Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of the Chief Executive Officer pursuant to Rule 15d – 14(a) under Securities Exchange Act of 1934, filed under exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d – 14(a) under Securities Exchange Act of 1934, filed under exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

99.1	Significant guarantor information.

E-1