Form 10-Q
period 2004-06-30
JACOBS ENTERTAINMENT INC
filed 2004-08-13
CIK 1173284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY	REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2004
Common Stock, $.01 par value	1,500 shares

Jacobs Entertainment, Inc.

Index

June 30, 2004

Part I. Financial Information

Item 1.	Financial Statements

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

June 30, 2004 and December 31, 2003

(Dollars In Thousands)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,857	$16,238
Restricted cash	5,710	1,907
Accounts receivable	998	1,087
Inventories	1,175	1,202
Prepaid expenses and other assets	2,564	1,611

Total current assets	31,304	22,045
PROPERTY, PLANT AND EQUIPMENT
Land and improvements	50,230	50,221
Building and improvements	115,949	114,363
Equipment, furniture and fixtures	33,287	31,318
Leasehold improvements	2,179	2,179

	201,645	198,081
ACCUMULATED DEPRECIATION	(30,326)	(26,952)

Property, plant and equipment, net	171,319	171,129
OTHER ASSETS:
Goodwill	26,773	26,773
Identifiable intangible assets	7,097	7,176
Debt issue costs, net	6,111	6,789
Capitalized project costs	1,835	1,500
Other assets	1,167	1,161

TOTAL ASSETS	$245,606	$236,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$23,583	$20,717
Current portion of long-term debt and capital lease obligations	2,559	2,554

Total current liabilities	26,142	23,271
Long term debt and capital lease obligations	125,834	125,861
Long term debt—related parties	19,489	19,489

Total long-term debt	145,323	145,350
Other	436	517

Total liabilities	171,901	169,138
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock $.01 par value; 1,500 shares authorized; issued and outstanding
Additional paid in capital	27,992	27,992
Retained earnings	45,713	39,443

Total stockholders’ equity	73,705	67,435

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$245,606	$236,573

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended June 30, 2004 and 2003

(Dollars In Thousands)

	Three Months Ended June 30,
	2004	2003
REVENUES:
Gaming:
Casino	$27,099	$23,875
Truck stop	6,146	5,962
Pari-mutuel	8,863	7,896
Food and beverage	4,432	4,201
Convenience store—Fuel	4,554	4,457
Convenience store—Other	836	892
Hotel	330	328
Other	905	874

Total revenues	53,165	48,485
Promotional allowances	(4,857)	(5,064)

Net revenues	48,308	43,421

COSTS AND EXPENSES:
Gaming:
Casino	9,595	8,881
Truck stop	3,185	3,231
Pari-mutuel	7,144	6,518
Food and beverage	2,451	2,217
Convenience store—Fuel	4,250	4,013
Convenience store—Other	967	1,075
Hotel	224	204
Marketing, general and administrative	10,485	9,279
Depreciation and amortization	2,481	2,212

Total costs and expenses	40,782	37,630

OPERATING INCOME	7,526	5,791
Interest income	8	16
Interest expense	(4,888)	(4,797)

NET INCOME	$2,646	$1,010

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

For the Six Months Ended June 30, 2004 and 2003

(Dollars In Thousands)

	Six Months Ended June 30,
	2004	2003
REVENUES:
Gaming:
Casino	$54,167	$46,944
Truck stop	12,601	12,540
Pari-mutuel	16,548	14,585
Food and beverage	8,474	7,873
Convenience store—Fuel	8,582	9,216
Convenience store—Other	1,613	1,720
Hotel	612	644
Other	1,588	1,457

Total revenues	104,185	94,979
Promotional allowances	(9,942)	(9,897)

Net revenues	94,243	85,082

COSTS AND EXPENSES:
Gaming:
Casino	19,020	17,329
Truck stop	6,448	6,332
Pari-mutuel	13,175	11,746
Food and beverage	4,462	4,171
Convenience store—Fuel	8,002	8,424
Convenience store—Other	1,850	2,038
Hotel	382	405
Marketing, general and administrative	19,970	18,122
Depreciation and amortization	4,909	4,363

Total costs and expenses	78,218	72,930

OPERATING INCOME	16,025	12,152
Interest income	14	25
Interest expense	(9,769)	(9,716)

NET INCOME	$6,270	$2,461

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2003 and for the Six Months Ended June 30, 2004

(Dollars In Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount *
BALANCES, JANUARY 1, 2003	1,500	$	$27,992	$36,770	$64,762
Net income				2,673	2,673

BALANCES, DECEMBER 31, 2003	1,500	$	$27,992	$39,443	$67,435
Net income				6,270	6,270

BALANCES, JUNE 30, 2004	1,500	$	$27,992	$45,713	$73,705

*	The par value amount of Jacobs Entertainment, Inc. common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 above due to rounding.

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2004 and 2003

(Dollars In Thousands)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$6,270	$2,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,909	4,363
(Gain) loss on sale of assets	17	(2)
Deferred financing cost amortization	678	676
Bond issue discount amortization	355	351
Loan discount amortization	15
Changes in operating assets and liabilities:
Restricted cash	(3,803)	(2,304)
Accounts receivable	89	28
Inventories	27	(251)
Prepaid expenses and other assets	(984)	(1,480)
Accounts payable and accrued expenses	2,785	1,353

Net cash provided by operating activities	10,358	5,195

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(4,953)	(9,572)
Additions to device rights	(209)
Additions to capitalized project costs	(335)	(1,128)
Proceeds from sale of equipment	150	22

Net cash used in investing activities	(5,347)	(10,678)

FINANCING ACTIVITIES
Payments to obtain financing		(49)
Proceeds from revolving line of credit		1,918
Payments on long term debt	(392)	(425)

Net cash (used in) provided by financing activities	(392)	1,444

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,619	(4,039)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	16,238	21,358

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,857	$17,319

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$8,651	$9,152

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

On April 28, 2004, the Virginia Racing Commission granted Colonial a license to accept wagers over the telephone or through the internet through its advanced deposit wagering system. Colonial began limited operations with the system in July 2004 and expects to have the system fully operational by the end of the third quarter 2004.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Unaudited Consolidated Financial Statements – In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the financial position of the Company as of June 30, 2004 and December 31, 2003 and the results of its operations and cash flows for the three and six month periods ended June 30, 2004 and 2003. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Reclassifications – Certain amounts have been reclassified within the 2003 financial statements to conform to the presentation used in 2004.

3.	IDENTIFIABLE INTANGIBLE ASSETS

	As of June 30, 2004		As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible assets
Revenue rights	$6,000	$300	$6,000	$240
Device use rights	2,490	1,093	2,281	865

Total	$8,490	$1,393	$8,281	$1,105

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Aggregate amortization expense	$144	$132	$288	$275

Estimated Amortization Expense:
2005	$618
2006	618
2007	210
2008	162
2009	141
Thereafter	5,039

Total	$6,788

4.	SEGMENTS

At June 30, 2004 and 2003, we had four segments representing the geographic regions of our operations. Each segment is managed separately because of the unique characteristics of revenue stream and customer base.

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

As of and for the Three Months Ended June 30, 2004

(Dollars In Thousands)

	Colorado		Nevada		Virginia		Louisiana		Total
Revenues
Gaming
Casino		$21,697		$5,402					$27,099
Truck stop								$6,146	6,146
Pari-mutuel						$8,863			8,863
Food and beverage		2,387		879		530		636	4,432
Convenience store—Fuel								4,554	4,554
Convenience store—Other								836	836
Hotel		178		152					330
Other		192		38		594		81	905

Total revenues		24,454		6,471		9,987		12,253	53,165
Promotional allowance		(3,658)		(963)				(236)	(4,857)

Net revenues		$20,796		$5,508		$9,987		$12,017	$48,308

Depreciation and amortization		$1,294		$358		$357		$427	2,436

Corporate adjustments and eliminations									45

Consolidated depreciation and amortization									$2,481

Operating income		$5,073		$1,580		$404		$2,050	9,107

Corporate adjustments and eliminations									(1,581)

Consolidated operating income									$7,526

Interest Income		$1	$			$7	$		8

Corporate adjustments and eliminations

Consolidated interest income									$8

Interest expense		$2,699		$785		$40		$510	4,034

Corporate adjustments and eliminations									854

Consolidated interest expense									$4,888

Net income		$2,375		$795		$371		$1,540	5,081

Corporate adjustments and eliminations									(2,435)

Consolidated net income									$2,646

EBITDA (1)		$6,367		$1,938		$761		$2,477	11,543

Corporate adjustments and eliminations									(1,536)

Consolidated EBITDA									$10,007

Goodwill		$6,711		$8,836	$			$11,226	$26,773

Identifiable intangible assets	$		$		$			$7,097	$7,097

Property, plant and equipment, net		$86,726		$11,568		$56,186		$16,325	170,805

Corporate adjustments and eliminations									514

Consolidated net property, plant and equipment, net									$171,319

Total assets		$108,481		$24,593		$64,265		$41,353	238,692

Corporate adjustments and eliminations									6,914

Consolidated total assets									$245,606

Long-term debt		$78,286		$22,615		$322		$19,489	120,712

Corporate adjustments and eliminations									24,611

Consolidated total long-term debt									$145,323

Capital Expenditures		$1,310		$163		$943		$89	2,505

Corporate adjustments and eliminations

Consolidated total long-term debt									$2,505

As of and for the Six Months Ended June 30, 2004

(Dollars In Thousands)

	Colorado		Nevada		Virginia		Louisiana	Total
Revenues
Gaming
Casino		$43,327		$10,840				$54,167
Truck stop							$12,601	12,601
Pari-mutuel						$16,548		16,548
Food and beverage		4,744		1,728		747	1,255	8,474
Convenience store—Fuel							8,582	8,582
Convenience store—Other							1,613	1,613
Hotel		329		283				612
Other		368		80		964	176	1,588

Total revenues		48,768		12,931		18,259	24,227	104,185
Promotional allowance		(7,476)		(2,022)			(444)	(9,942)

Net revenues		$41,292		$10,909		$18,259	$23,783	$94,243

Depreciation and amortization		$2,546		$709		$714	$851	4,820

Corporate adjustments and eliminations								89

Consolidated depreciation and amortization								$4,909

Operating income		$10,180		$3,136		$951	$4,498	18,765

Corporate adjustments and eliminations								(2,740)

Consolidated operating income								$16,025

Interest Income		$2	$			$11	$1	14

Corporate adjustments and eliminations

Consolidated interest income								$14

Interest expense		$5,413		$1,570		$82	$996	8,061

Corporate adjustments and eliminations								1,708

Consolidated interest expense								$9,769

Net income		$4,769		$1,566		$880	$3,503	10,718

Corporate adjustments and eliminations								(4,448)

Consolidated net income								$6,270

EBITDA (1)		$12,726		$3,845		$1,665	$5,349	23,585

Corporate adjustments and eliminations								(2,651)

Consolidated EBITDA								$20,934

Goodwill		$6,711		$8,836	$		$11,226	$26,773

Identifiable intangible assets	$		$		$		$7,097	$7,097

Property, plant and equipment, net		$86,726		$11,568		$56,186	$16,325	170,805

Corporate adjustments and eliminations								514

Consolidated net property, plant and equipment, net								$171,319

Total assets		$108,481		$24,593		$64,265	$41,353	238,692

Corporate adjustments and eliminations								6,914

Consolidated total assets								$245,606

Long-term debt		$78,286		$22,615		$322	$19,489	120,712

Corporate adjustments and eliminations								24,611

Consolidated total long-term debt								$145,323

Capital Expenditures		$2,596		$778		$1,330	$243	4,947

Corporate adjustments and eliminations								6

Consolidated total long-term debt								$4,953

As of and for the Three Months Ended June 30, 2003

(Balance Sheet data as of December 31, 2003)

(Dollars In Thousands)

	Colorado		Nevada		Virginia		Louisiana	Total
Revenues
Gaming
Casino		$18,993		$4,882				$23,875
Truck stop							$5,962	5,962
Pari-mutuel						$7,896		7,896
Food and beverage		2,107		854		566	674	4,201
Convenience store—Fuel							4,457	4,457
Convenience store—Other							892	892
Hotel		196		132				328
Other		242		33		508	91	874

Total revenues		21,538		5,901		8,970	12,076	48,485
Promotional allowance		(3,840)		(956)			(268)	(5,064)

Net revenues		$17,698		$4,945		$8,970	$11,808	$43,421

Depreciation and amortization		$1,147		$304		$339	$394	2,184

Corporate adjustments and eliminations								28

Consolidated depreciation and amortization								$2,212

Operating income		$3,283		$1,295		$244	$2,037	6,859

Corporate adjustments and eliminations								(1,068)

Consolidated operating income								$5,791

Interest Income		$1	$			$10	$4	15

Corporate adjustments and eliminations								1

Consolidated interest income								$16

Interest expense		$2,613		$781		$73	$456	3,923

Corporate adjustments and eliminations								874

Consolidated interest expense								$4,797

Net income		$671		$514		$181	$1,585	2,951

Corporate adjustments and eliminations								(1,941)

Consolidated net income								$1,010

EBITDA (1)		$4,430		$1,599		$583	$2,431	9,043

Corporate adjustments and eliminations								(1,040)

Consolidated EBITDA								$8,003

Goodwill, net		$6,711		$8,836	$		$11,226	$26,773

Identifiable intangible assets	$		$		$		$7,176	$7,176

Property, plant and equipment, net		$86,770		$11,579		$55,569	$16,635	170,553

Corporate adjustments and eliminations								576

Consolidated net property, plant and equipment, net								$171,129

Total assets		$108,775		$24,071		$59,363	$40,486	232,695

Corporate adjustments and eliminations								3,878

Consolidated total assets								$236,573

Long-term debt		$78,302		$22,549		$471	$19,489	120,811

Corporate adjustments and eliminations								24,539

Consolidated total long-term debt								$145,350

Capital Expenditures		$5,482		$35		$679	$232	6,428

Corporate adjustments and eliminations								9

Consolidated total long-term debt								$6,437

As of and for the Six Months Ended June 30, 2003

(Balance Sheet data as of December 31, 2003)

(Dollars In Thousands)

	Colorado		Nevada		Virginia		Louisiana	Total
Revenues
Gaming
Casino		$37,158		$9,786				$46,944
Truck stop							$12,540	12,540
Pari-mutuel						$14,585		14,585
Food and beverage		3,985		1,652		887	1,349	7,873
Convenience store—Fuel							9,216	9,216
Convenience store—Other							1,720	1,720
Hotel		378		266				644
Other		359		56		835	207	1,457

Total revenues		41,880		11,760		16,307	25,032	94,979
Promotional allowance		(7,477)		(1,889)		—	(531)	(9,897)

Net revenues		$34,403		$9,871		$16,307	$24,501	$85,082

Depreciation and amortization		$2,250		$599		$671	$789	4,309

Corporate adjustments and eliminations								54

Consolidated depreciation and amortization								$4,363

Operating income		$6,338		$2,403		$813	$4,920	14,474

Corporate adjustments and eliminations								(2,322)

Consolidated operating income								$12,152

Interest Income		$2	$			$16	$5	23

Corporate adjustments and eliminations								2

Consolidated interest income								$25

Interest expense		$5,320		$1,562		$147	$945	7,974

Corporate adjustments and eliminations								1,742

Consolidated interest expense								$9,716

Net income		$1,020		$841		$682	$3,980	6,523

Corporate adjustments and eliminations								(4,062)

Consolidated net income								$2,461

EBITDA (1)		$8,588		$3,002		$1,484	$5,709	18,783

Corporate adjustments and eliminations								(2,268)

Consolidated EBITDA								$16,515

Goodwill, net		$6,711		$8,836	$		$11,226	$26,773

Identifiable intangible assets	$		$		$		$7,176	$7,176

Property, plant and equipment, net		$86,770		$11,579		$55,569	$16,635	170,553

Corporate adjustments and eliminations								576

Consolidated net property, plant and equipment, net								$171,129

Total assets		$108,775		$24,071		$59,363	$40,486	232,695

Corporate adjustments and eliminations								3,878

Consolidated total assets								$236,573

Long-term debt		$78,302		$22,549		$471	$19,489	120,811

Corporate adjustments and eliminations								24,539

Consolidated total long-term debt								$145,350

Capital Expenditures		$6,776		$399		$1,048	$1,337	9,560

Corporate adjustments and eliminations								12

Consolidated total long-term debt								$9,572

(1)	EBITDA (earnings before interest, taxes, depreciation and amortization) is presented as supplemental information in the tables above and in the discussion of our operating results. EBITDA can be reconciled directly to our consolidated net income by adding the amounts shown for depreciation, amortization, and interest. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows investors and management to evaluate and compare the Company’s operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of its properties using EBITDA measures as do most analysts following the gaming industry. EBITDA is also a component of certain financial covenants in the Company’s debt agreements. See the reconciliation of EBITDA to net income for the three and six month periods ended June 30, 2004 and 2003 on page 20.

5.	COMMITMENTS AND CONTINGENCIES

Colonial entered into a Management and Consulting Agreement, as amended (the “Management Agreement”), with Maryland-Virginia Racing Circuit, Inc. (the “Circuit”), an affiliate of the Maryland Jockey Club (“MJC”), to provide experienced management for the racetrack and off-track facilities and to create a Virginia-Maryland thoroughbred racing circuit. Under the Management Agreement, MJC agrees to suspend live racing at their racetracks, Laurel Park and Pimlico Race Course, during Colonial’s live thoroughbred meets. Parties to the Management Agreement also exchange simulcast signals for their live thoroughbred meets at no cost to either party. The effect of the exchange of signals is immaterial to the consolidated financial statements. The Circuit manages Colonial’s off-track facilities as well as the live standardbred and thoroughbred meets and provides certain personnel, at its expense, for the live thoroughbred meet. For its services, the Circuit receives a management fee of 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in the Commonwealth of Virginia, excluding certain amounts specified in the Management Agreement (“Handle”), and 2.0% of all Handle in excess of $75 million per calendar year. In February 2003, Colonial entered into an amendment to the Management Agreement pursuant to which the Circuit agreed to a management fee of 1.5% of Handle for Handle in excess of $125 million generated from the racetrack and its off-track facilities. The Management Agreement will remain in effect until 2046, provided Colonial owns, controls, or operates the racetrack under its existing licenses. At Colonial’s option, Colonial may terminate the Management Agreement any time after 2021 upon payment of a fee equal to 17 times the average management fee paid during the three years immediately preceding such termination. Management fees incurred under the Management Agreement were approximately $568 and $499 during the three months ended June 30, 2004 and 2003 respectively and $1,061 and $930 during the six month periods ended June 30, 2004 and 2003 respectively.

Colonial has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for the Company’s pari-mutuel wagering applications. The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities through 2004 at a rate of .365% of the gross amounts wagered. Totalisator fees incurred under this agreement were approximately $165 and $132 during the three months ended June 30, 2004 and 2003 respectively and $312 and $242 during the six month periods ended June 30, 2004 and 2003 respectively.

Colonial has entered into agreements with a company which provides broadcasting and simulcasting equipment and services. The agreements for live racing services at the horse racing track, and equipment leases at two of the off track wagering facilities were extended during 2002 until December 31, 2007. Effective November 6, 2002, Colonial acquired certain equipment located at the horse racing track previously leased under these agreements. Total expense incurred under this agreement were approximately $233 and $191 during the three months ended June 30, 2004 and 2003 respectively and $403 and $327 during the six month periods ended June 30, 2004 and 2003 respectively.

Colonial leases automobiles, building space, and certain equipment under operating leases expiring at various dates. Total rental expense under these non-cancelable leases was approximately $99 and $89 during the three months ended June 30, 2004 and 2003 respectively and $198 and $177 during the six month periods ended June 30, 2004 and 2003 respectively.

Black Hawk leases land and warehouse space for the Gold Dust West in Reno, Nevada as well as automobiles, and other property and equipment under operating leases expiring at various dates. Total rental expense under these non-cancelable leases was approximately $89 and $88 during the three months ended June 30, 2004 and 2003 respectively and $178 and $175 during the six month periods ended June 30, 2004 and 2003 respectively.

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

On June 25, 1999, a complaint against The Lodge was filed by a casino operating downstream from The Lodge. The complaint alleged, among other things, that the plaintiff was damaged by subsurface water flows onto its property from the Lodge property, resulting in damages of approximately $400,000 to build a new system to handle the flow. This case was resolved by The Lodge’s insurance carrier during the second quarter 2004 and has been dismissed by the court with prejudice. We made no payments in connection with the settlement.

We are also involved in routine litigation arising in the ordinary course of business. These matters are believed by us to be covered by appropriate insurance policies.

6.	RELATED PARTY TRANSACTIONS

The Company provides monthly management and accounting services to truck stops owned by an affiliate. In addition, the affiliates purchase repair parts from the Company. Total charges to affiliates for management services and repair part purchases totaled $110 and $65 for the three month periods ended June 30, 2004 and 2003 respectively and $205 and $129 during the six month periods ended June 30, 2004 and 2003 respectively. Accounts receivables due from affiliate totaled $210 and $221 as of June 30, 2004 and December 31, 2003 respectively.

7.	CAPITALIZED PROJECT COSTS

Included in capitalized project costs are approximately $1.8 million of costs incurred for projects that we are considering pursuing for future development. The majority of these costs (approximately $1.6 million) have been expended in pursuing the possible development of a gaming site in D’Iberville Mississippi. Generally, the expenditures thus far have been in the area of obtaining site control (in the form of option payments), feasibility studies and various permitting, architectural, and design development planning. The balance of this account of $0.2 million consists of miscellaneous costs expended for other potential investments.

8.	SUBSEQUENT EVENT

Subsequent to June 30, 2004, the Company entered into five separate and distinct asset purchase agreements with unrelated parties to acquire between 7 and 8 video poker truck stop operations in certain strategic locations throughout Louisiana. The closings of the acquisitions are each contingent upon the resolution to the Company’s satisfaction of several due diligence matters, including the results of audits that are currently in process, and the Company’s ability to obtain financing. The aggregate purchase price for the acquisitions, which is based on the EBITDA of the individual entities as represented by each seller, is estimated to be approximately $30 to $35 million (based upon an aggregated estimated EBITDA of approximately $6 to $7 million). To obtain financing for these transactions, the Company will be required to obtain certain waivers under its $125 million bond indenture.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the results of our operations for the three and six month periods ended June 30, 2004 and 2003. You should read the following discussions and analyses in conjunction with our unaudited financial statements including the notes and other financial information contained in this Form 10-Q as well as our audited consolidated financial statements as of December 31, 2003 included in our Form 10-K report filed with the Securities and Exchange Commission (“10-K Report”). Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties. In this regard, see the section “Risk Factors” in Item 1 of our 10-K Report.

The historical information should not necessarily be taken as a reliable indicator of our future performance.

TABLE OF CONTENTS TO MANAGEMENT’S DISCUSSION AND ANALYSIS (MD&A)

Description of item		Page

1.	Overview and discussion of our operations—i.e. how we look at things	14

2.	Comparison of our historical results of operations for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003	15-18

3.	EBITDA segment information and discussion of operations	19-24

4.	Liquidity and capital resources	24-26

5.	Significant accounting policies and estimates	26

1. Overview and discussion of our operations—i.e. how we look at things

We presently operate our company on a de-centralized basis. Each of our casino properties (The Lodge, the Gilpin, and the Gold Dust West) i.e. the “Western Division” (consisting of our Colorado and Nevada segments), is managed by an on-site General Manager each of whom reports to a Vice-President of Operations who is located in our Black Hawk, Colorado offices. Our “Eastern Division” (consisting of our Virginia and Louisiana segments) comprises all of our truck-stop video poker operations and our Virginia race-track and off-track betting parlor facilities. Our respective divisions are headed up by a President each of whom reports to our Chief Executive Officer located in West Palm Beach, Florida. Our management team conducts monthly video conferencing and tele-conferencing calls and each of the units functions as a separate profit center. We account for our businesses in segments, with each segment signified by the state in which we operate. Presently, we operate with four segments; Colorado, Nevada, Virginia and Louisiana. It is our plan during the next two years to consolidate functional areas and operate on a more centralized basis. By doing so we believe we will be able to obtain some economies of scale in accounting, human resources, centralized purchasing and other areas.

When we analyze and run our business units, we focus on several measurements which we believe provide us with the necessary ratios and key performance indicators in order for us to determine “how we are doing” versus our competition and against our own internal goals and budgets. We confer monthly and discuss and analyze significant variances and try to identify trends and changes in the business. Additionally, we utilize EBITDA (earnings before interest, taxes, depreciation and amortization) as one of the methods of reviewing and analyzing the results of our operations of each property. While we recognize that EBITDA is not a generally accepted accounting principle (i.e. a non-GAAP financial measure), we nonetheless believe it is useful because it allows investors and management to evaluate and compare operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Additionally, most analysts following the gaming industry utilize EBITDA as a financial measurement. Lastly, EBITDA is a key element of certain financial covenants in our debt agreements and as such is a critical component that we closely watch in order to determine our ability to achieve future growth and to ensure we are in compliance with our debt agreements.

In addition to the above measurements, we pay particular attention to our monthly and annual cash flow. Our business is sensitive to shifts in volumes and levels of activity and we find it necessary to watch our cash closely. Further, every six months (February 1st and August 1st) we have a cash interest payment due on our $125 million bond issuance amounting to $7.4 million. We have a $10 million revolver with a lender on which we usually draw upon every six months in order to make our interest payments. This is generally a function of the timing of cash receipts from our operations coupled with the amount of cash we need to run the business—i.e. our “cash-inventory.” We estimate that we require approximately $12 million of cash-inventory to run our business. We may be able to reduce this amount when we are able to consolidate our cash from our various operations. This would reduce the amount of borrowings we would need to pay interest on our notes and/or to finance operations. This will be another by-product of our goal to centralize our business operations. However, under our existing super-senior bank loan covenants we are unable to consolidate our cash. We are in the process of obtaining covenants to allow us to do so or change lenders in the near future. See “Liquidity and Capital Resources.”

Our results of operations reflect the consolidated operations of all of our subsidiaries.

2. Comparison of our historical results of operations for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003.

The following table summarizes the consolidated operations of Jacobs Entertainment, Inc. for the three months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		$ Change	% Variance
	2004	2003
	(in millions)
REVENUES:
Gaming:
Casino	$27.1	$23.9	$3.2	13%
Truck stop	6.1	6.0	0.1	2%
Pari-mutuel	8.9	7.9	1.0	13%
Food and beverage	4.4	4.2	0.2	5%
Convenience store—Fuel	4.6	4.4	0.2	5%
Convenience store—Other	0.9	0.9
Hotel	0.3	0.3
Other	0.9	0.9

Total revenues	53.2	48.5	4.7	10%
Promotional allowances	(4.9)	(5.1)	0.2	-4%

Net revenues	$48.3	$43.4	$4.9	11%

COSTS AND EXPENSES:
Gaming:
Casino	$9.6	$8.9	$0.7	8%
Truck stop	3.2	3.2
Pari-mutuel	7.1	6.5	0.6	9%
Food and beverage	2.4	2.2	0.2	9%
Convenience store—Fuel	4.3	4.0	0.3	8%
Convenience store—Other	1.0	1.1	(0.1)	-9%
Hotel	0.2	0.2
Marketing, general and administrative	10.5	9.3	1.2	13%
Depreciation and amortization	2.5	2.2	0.3	14%
Interest expense, net	4.9	4.8	0.1	2%

Total costs and expenses	$45.7	$42.4	$3.3	8%

Net Income	$2.6	$1.0	$1.6	160%

Casino revenues increased $3.2 million or 13% from $23.9 million for the three months ended June 30, 2003 to $27.1 million for the three months ended June 30, 2004. The increase in casino revenue is a result of increased casino revenues at The Lodge of $1.7 million or 12%, the Gilpin of $1.0 million or 26% and GDW of $0.5 million or 11%. We believe that the increase in the revenues at our properties is a result of several factors. Management has expanded capital investments in our slot product over the last year including the implementation of a Ticket-In Ticket-Out (“TITO”) system at the GDW. The Gilpin was in the final phase of its expansion construction in the second quarter of 2003 negatively impacting revenues for that period. Additional positive results were realized due to improving market results in the city of Black Hawk of which we are obtaining more than our fair share. Finally, casino revenues at our two Colorado properties were positively impacted due to construction disruption at two competing casinos.

Truck stop gaming revenues slightly increased $0.1 million or 2% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 primarily due to increased coin-in offset by a decrease in net win percentage.

Pari-mutuel revenues increased $1.0 million or 13% from $7.9 million to $8.9 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The increase in revenues is primarily attributable to the new off track wagering facility that we opened in November 2003 in Richmond, Virginia.

Food and Beverage revenues increased $0.2 million or 5% from $4.2 million to $4.4 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This increase is primarily attributable to an increase of $0.2 million at the Gilpin in the current period as compared to the prior year. The Gilpin was in the final phase of its expansion construction in the second quarter of 2003.

Convenience store fuel revenues increased $0.2 million or 5% from $4.4 million to $4.6 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The increase is primarily attributable to the increase in the price of fuel during the current year as compared to the same period of the prior year.

Promotional allowances decreased $0.2 million or 4% from $5.1 million for the three months ended June 30, 2003 to $4.9 million for the three months ended June 30, 2004. The decrease is due to a reduction in promotional allowances at The Lodge of $0.3 million offset by an increase in promotional allowances at the Gilpin of $0.1 million. The decrease in promotional allowances at the Lodge is due to a reduction in cash back promotional costs of $0.2 million and a decrease in food and beverage complimentary programs of $0.1 million. The increase in the Gilpin’s promotional allowance is associated to a $0.1 million increase in food and beverage complimentary player promotions.

Casino expenses increased $0.7 million or 8% from $8.9 million to $9.6 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This increase is a result of an increase at The Lodge of $0.4 million or 7%, the Gilpin of $0.3 million or 16%. The increase in The Lodge’s casino expenses is due to increased gaming taxes (due to increased gaming revenues), slot participation costs, general operating supplies and maintenance. The increase in the Gilpin’s casino expenses is also primarily due to gaming taxes (due to increased gaming revenues) and increased slot participation costs and expenses.

Pari-mutuel costs and expenses increased $0.6 million or 9% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This increase is primarily attributable to the new off track betting facility in Richmond which we opened in November 2003 and an increase in purse expense due to additional live race days.

Convenience store fuel expenses increased $0.3 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This increase in fuel expenses is a result of an increase in the average fuel cost per gallon from $1.27 to $1.58 from the prior comparable period.

Convenience store other costs and expenses decreased $0.1 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This reduction is due to obtaining better pricing on cost of merchandise sold in the stores.

Marketing, general and administrative expenses increased $1.2 million or 13% for the current three months ended June 30, 2004 compared to the three months ended June 30, 2003. This increase is primarily attributable to The Lodge of $0.2 million, the GDW of $0.2 million, Colonial of $0.3 and truck stop expenses of $0.1 million, and $0.4 million in corporate overhead expenses. Our increased marketing costs at our operating units continued to drive increased revenues. The increase in corporate overhead expenses was generally due to an increase in travel, labor and consulting costs attributable to Sarbanes Oxley 404 readiness work.

Depreciation and amortization expense increased $0.3 million from $2.2 million to $2.5 million for the three month period ended June 30, 2003 compared to the three months ended June 30, 2004. The increase is attributable primarily to The Lodge of $0.1 million, the GDW of $0.1 million and all other operating units combined of $0.1 million as a result of the Lodge and GDW slot equipment acquisitions and other property and equipment acquisitions.

Net interest expense increased $0.1 million from $4.8 million to $4.9 million for the three month period ended June 30, 2003 compared to the three month period ended June 30, 2004. The change is primarily attributable to $0.1 million of capitalized interest (associated to the Gilpin expansion completed in June 2003) for the three month period ended June 30, 2003 that did not recur in the same period of 2004.

The following table summarizes the consolidated results of operations of Jacobs Entertainment, Inc. for the six months ended June 30, 2004 and 2003:

	Six Months Ended
	June 30,		$	%
	2004	2003	Change	Variance
	(in millions)
REVENUES:
Gaming:
Casino	$54.2	$46.9	$7.3	16%
Truck stop	12.6	12.6
Pari-mutuel	16.5	14.6	1.9	13%
Food and beverage	8.5	7.9	0.6	8%
Convenience store—Fuel	8.6	9.2	(0.6)	-7%
Convenience store—Other	1.6	1.7	(0.1)	-6%
Hotel	0.6	0.6
Other	1.6	1.5	0.1	7%

Total revenues	104.2	95.0	9.2	10%
Promotional allowances	(9.9)	(9.9)

Net revenues	$94.3	$85.1	$9.2	11%

COSTS AND EXPENSES:
Gaming:
Casino	$19.0	$17.3	$1.7	10%
Truck stop	6.4	6.3	0.1	2%
Pari-mutuel	13.2	11.7	1.5	13%
Food and beverage	4.4	4.2	0.2	5%
Convenience store—Fuel	8.0	8.5	(0.5)	-6%
Convenience store—Other	1.9	2.0	(0.1)	-5%
Hotel	0.4	0.4
Marketing, general and administrative	20.0	18.1	1.9	10%
Depreciation and amortization	4.9	4.4	0.5	11%
Interest expense, net	9.8	9.7	0.1	1%

Total costs and expenses	$88.0	$82.6	$5.4	7%

Net Income	$6.3	$2.5	$3.8	152%

Casino revenues increased $7.3 million or 16% from $46.9 million for the six months ended June 30, 2003 to $54.2 million for the six months ended June 30, 2004. The increase in casino revenue is a result of increased casino revenues at The Lodge of $4.4 million or 15%, the Gilpin of $1.8 million or 22% and GDW of $1.1 million or 11%. We believe that the increase in the revenues at our properties is a result of several factors. Management has expanded capital investments in our slot product over the last year including the implementation of a Ticket-In Ticket-Out (“TITO”) system at the GDW. Additional positive results were realized due to an extra day in February 2004 as compared to 2003 and the weather conditions in Black Hawk were much more favorable in February and March of 2004 as compared to 2003. Finally, casino revenues at our two Colorado properties were positively impacted due to construction disruption at two competing casinos.

Pari-mutuel revenues increased $1.9 million or 13% from $14.6 million to $16.5 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The increase in revenues for the current six months is primarily attributable to the new off track wagering facility we opened in November 2003.

Food and Beverage revenues increased $0.6 million or 8% from $7.9 million to $8.5 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This increase is attributable to an increase of $0.3 million at the Gilpin and $0.4 million at The Lodge, and $0.1 million at GDW offset by a decrease in food and beverage revenues at our off track betting facilities and truck stop facilities of $0.1 million each respectively.

Convenience store fuel revenues decreased $0.6 million or 7% from $9.2 million to $8.6 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. We reduced some of our promotional incentive programs during the current year in order to save costs which resulted in lower fuel sales. In addition, higher fuel prices contributed to reduced sales volume.

Convenience store other revenues decreased $0.1 million or 6% from $1.7 million to $1.6 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Lower fuel sales volume reduced convenience store foot traffic.

Other revenues rose by $0.1 million or 7% for the six months ended June 30, 2004 compared to the same period last year. We attribute this increase to re-negotiated vendor rebate contracts for ATM and cash advance services.

Casino expenses increased $1.7 million or 10% from $17.3 million to $19.0 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This increase is a result of an increase at The Lodge of $1.3 million or 12%, the Gilpin of $0.4 million or 14%. The increase in The Lodge’s casino expenses is due to increased gaming taxes (due to increased gaming revenues), slot participation costs, general operating supplies and maintenance. The increase in the Gilpin’s casino expenses is also primarily due to gaming taxes (due to increased gaming revenues) and increased slot participation costs and expenses.

Truck stop gaming expenses increased $0.1 million or 2% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This increase of $0.1 million is attributable to increases in repairs and maintenance and insurance expenses, offset by a decrease in payroll related expenses.

Pari-mutuel costs and expenses increased $1.5 million or 13% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This increase is primarily attributable to the new off track betting facility in Richmond which we opened in November 2003 and an increase in purse expense due to additional live race days.

Convenience store fuel expenses decreased $0.5 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This decrease in fuel expenses is a result of reduced sales volume. In addition, we were negatively impacted as our average fuel sales price increased by $0.15 cents per gallon while our average fuel costs increased $0.17 cents per gallon.

Convenience store other costs and expenses decreased $0.1 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This reduction is due to the decrease in convenience store other revenues.

Marketing, general and administrative expenses increased $1.9 million or 10% for the current six months ended June 30, 2004 compared to the six months ended June 30, 2003. This increase is primarily attributable to The Lodge of $0.5 million, the Gilpin of $0.1 million, the GDW of $0.2 million, Colonial of $0.5 and truck stop expenses of $0.2 million, and corporate overhead of $0.4 million. Increased marketing costs at our operating units have driven increased revenues. The $0.4 million increase in corporate overhead expenses for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 was generally due to additional travel, labor and consulting costs offset by a reduction in contribution expense.

Depreciation and amortization expense increased $0.5 million from $4.4 million to $4.9 million for the six month period ended June 30, 2003 compared to the six months ended June 30, 2004. The increase is attributable primarily to The Lodge of $0.2 million, GDW of $0.1 million and the Gilpin of $0.1 million as a result primarily of the slot equipment acquisition at The Lodge and GDW and the Gilpin expansion.

Net interest expense increased $0.1 million from $9.7 million to $9.8 million for the six month period ended June 30, 2003 compared to the six month period ended June 30, 2004. The change is primarily attributable to $0.1 million of capitalized interest (associated to the Gilpin expansion completed in June 2003) for the three month period ended June 30, 2003 that did not recur in the same period of 2004.

3. EBITDA segment information and discussion of operations

As discussed in Note 4 above, we have four segments representing the geographic regions of our operations. Each segment is managed separately because of the unique characteristics of revenue stream and customer base.

The Colorado segment consists of The Lodge and Gilpin casinos and the Nevada segment consists of the Gold Dust West casino. The Virginia segment consists of Colonial’s pari-mutuel operations and the Louisiana operations consist of Jalou’s truck plaza/video poker facilities.

The following is a discussion of our results of operations by segment, for the three and six month periods ended June 30, 2004 compared to the three and six month periods ended June 30, 2003.

The information presented is by each segment in which we have operations and also presents our EBITDA (earnings before interest, taxes, depreciation and amortization) for each segment. We believe that the presentation of a non-GAAP financial measure such as EBITDA is useful because it allows investors and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of its properties using EBITDA measures as do most analysts following the gaming industry. EBITDA is an element of certain financial covenants in the Company’s debt agreements and as such is a critical component that we closely watch in order to determine our ability to achieve future growth and to ensure we are in compliance with our debt agreements. We are presenting EBITDA in the tables below as supplemental information and to provide further discussion and analysis of our operating results. EBITDA can be reconciled directly to our consolidated net income by adding the amounts shown for depreciation, amortization, and interest. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. The components of operations presented below differ from the analysis provided above for actual results as many items are reclassified or grouped in order to show our operations by the segments we measure. The following presentations reflect 100% of the operations for all entities for the respective three and six month periods and, therefore, management believes this represents another way of presenting our operating performance.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In Thousands)		(In Thousands)
NET REVENUES
Colorado	$20,796	$17,698	$41,292	$34,403
Nevada	5,508	4,945	10,909	9,871
Louisiana	12,017	11,808	23,783	24,501
Virginia	9,987	8,970	18,259	16,307

Total net revenues	$48,308	$43,421	$94,243	$85,082

COSTS AND EXPENSES
Colorado	$14,429	$13,268	$28,566	$25,815
Nevada	3,570	3,346	7,064	6,869
Louisiana	9,540	9,377	18,434	18,792
Virginia	9,226	8,387	16,594	14,823
Net corporate overhead	1,536	1,040	2,651	2,268

Total costs and expenses	$38,301	$35,418	$73,309	$68,567

EBITDA
Colorado	$6,367	$4,430	$12,726	$8,588
Nevada	1,938	1,599	3,845	3,002
Louisiana	2,477	2,431	5,349	5,709
Virginia	761	583	1,665	1,484
Net corporate overhead	(1,536)	(1,040)	(2,651)	(2,268)

EBITDA	$10,007	$8,003	$20,934	$16,515

The following table sets forth a reconciliation of EBITDA, a non-GAAP financial measure to net income, a GAAP financial measure.

Reconciliation of EBITDA to net income

		Depreciation and	Interest	Interest
Three months ended June 30, 2004	EBITDA	Amortization	Income	Expense	Net Income
Colorado	$6,367	$1,294	$1	$2,699	$2,375
Nevada	1,938	358	—	785	795
Louisiana	2,477	427	—	510	1,540
Virginia	761	357	7	40	371
Corporate overhead	(1,536)	45	—	854	(2,435)

TOTAL	$10,007	$2,481	$8	$4,888	$2,646

		Depreciation and	Interest	Interest
Three months ended June 30, 2003	EBITDA	Amortization	Income	Expense	Net Income
Colorado	$4,430	$1,147	$1	$2,613	$671
Nevada	1,599	304	—	781	514
Louisiana	2,431	394	4	456	1,585
Virginia	583	339	10	73	181
Corporate overhead	(1,040)	28	1	874	(1,941)

TOTAL	$8,003	$2,212	$16	$4,797	$1,010

		Depreciation and	Interest	Interest
Six months ended June 30, 2004	EBITDA	Amortization	Income	Expense	Net Income
Colorado	$12,726	$2,546	$2	$5,413	$4,769
Nevada	3,845	709	—	1,570	1,566
Louisiana	5,349	851	1	996	3,503
Virginia	1,665	714	11	82	880
Corporate overhead	(2,651)	89	—	1,708	(4,448)

TOTAL	$20,934	$4,909	$14	$9,769	$6,270

		Depreciation and	Interest	Interest
Six months ended June 30, 2003	EBITDA	Amortization	Income	Expense	Net Income
Colorado	$8,588	$2,250	$2	$5,320	$1,020
Nevada	3,002	599	—	1,562	841
Louisiana	5,709	789	5	945	3,980
Virginia	1,484	671	16	147	682
Corporate overhead	(2,268)	54	2	1,742	(4,062)

TOTAL	$16,515	$4,363	$25	$9,716	$2,461

Colorado

JEI owns 100% of BHWK and BHWK owns the Gilpin Hotel Casino and The Lodge, which are located in Black Hawk, Colorado.

The following discussion pertains to the results of operations of The Lodge and Gilpin properties.

A summary of the net revenue, costs and expenses and EBITDA of our Colorado properties is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In Thousands)		(In Thousands)
Net revenues
Lodge	$16,108	$14,123	$32,161	$27,361
Gilpin	4,688	3,575	9,131	7,042

Total net revenues	20,796	17,698	41,292	34,403

Costs and expenses
Lodge	10,779	9,970	21,469	19,414
Gilpin	3,650	3,298	7,097	6,401

Total costs and expenses	14,429	13,268	28,566	25,815

EBITDA
Lodge	5,329	4,153	10,692	7,947
Gilpin	1,038	277	2,034	641

EBITDA	$6,367	$4,430	$12,726	$8,588

The following table sets forth a reconciliation of EBITDA, a non-GAAP financial measure to net income (loss), a GAAP financial measure.

Reconciliation of EBITDA to net income

		Depreciation and	Interest	Interest
Three months ended June 30, 2004	EBITDA	Amortization	Income	Expense	Net Income
Lodge	$5,329	$920	$—	$2,097	$2,312
Gilpin	1,038	374	1	602	63

TOTAL	$6,367	$1,294	$1	$2,699	$2,375

		Depreciation and	Interest	Interest
Three months ended June 30, 2003	EBITDA	Amortization	Income	Expense	Net Income (Loss)
Lodge	$4,153	$815	$—	$2,043	$1,295
Gilpin	277	332	1	570	(624)

TOTAL	$4,430	$1,147	$1	$2,613	$671

		Depreciation and	Interest	Interest
Six months ended June 30, 2004	EBITDA	Amortization	Income	Expense	Net Income (Loss)
Lodge	$10,692	$1,810	$1	$4,192	$4,691
Gilpin	2,034	736	1	1,221	78

TOTAL	$12,726	$2,546	$2	$5,413	$4,769

		Depreciation and	Interest	Interest
Six months ended June 30, 2003	EBITDA	Amortization	Income	Expense	Net Icome (Loss)
Lodge	$7,947	$1,627	$1	$4,182	$2,139
Gilpin	641	623	1	1,138	(1,119)

TOTAL	$8,588	$2,250	$2	$5,320	$1,020

Results of operations for the three months ended June 30, 2004 compared to the three months ended June 30, 2003

Colorado

Net Revenues. The $3.1 million increase in net revenues of our Colorado operations for the three months ended June 30, 2004 compared to the same period of 2003 is attributable to an increase in net revenue at the Gilpin of $1.1 million and $2.0 million at The Lodge. During the three month period ending June 30, 2003 the Gilpin was under construction which had a negative impact on its operations. Additionally, we believe that the increase in the revenues at our Colorado properties is a result of several factors. Management has expanded capital investments in our slot product in Colorado over the past year to provide the latest games available in the market. Finally, casino revenues at our two Colorado properties were positively impacted due to construction disruption at two competing casinos.

Costs and Expenses. Total costs and expenses associated with our Colorado operations increased $1.2 million for the three months ended June 30, 2004 compared to the same period of 2003. The increase was a result of increased costs and expenses at The Lodge of $0.8 million and at the Gilpin of $0.4 million. The increase in costs and expenses attributable to The Lodge was a result in increased gaming taxes, food and beverage cost of sales, slot participation, and marketing related expenses. The increase of in costs and expenses attributable to the Gilpin was a result of increased gaming taxes, food and beverage cost of sales, slot participation, and marketing related expenses.

Nevada

As previously discussed, our Nevada operations consist of the Gold Dust West, located in Reno, Nevada. The Gold Dust West was acquired by BHWK on January 5, 2001.

Net revenues. The net revenues of GDW increased by $0.5 million for the three-month period ended June 30, 2004 as compared to the same period of 2003. Management has expanded capital investments in our slot product over the last year including the implementation of a Ticket-In Ticket-Out (“TITO”) system. Additionally, we continue to realize success with our marketing and slot club efforts.

Costs and Expenses. Costs and expenses of GDW increased $0.2 million for both of the comparable three month periods ending June 30, 2004 and 2003 respectively. The increase in costs and expenses attributable to GDW was a result in increased gaming taxes, slot participation, and repairs and maintenance expenses. As a result, our EBITDA at the Gold Dust West for the three months ended June 30, 2004 and 2003 was $1.9 million and $1.6 million respectively.

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

Net revenues. The Louisiana truck plazas generated net revenues of $12.0 million for the three months ended June 30, 2004 compared to $11.8 million for the three months ended June 30, 2003. This $0.2 million increase is primarily due to an increase in video poker net revenue of $0.1 million and fuel revenue of $0.1 million.

Costs and Expenses. The Louisiana truck plazas’ costs and expenses were $9.5 million and $9.4 million for the three months ended June 30, 2004 and 2003 respectively. The increase in costs and expenses of $0.1 million is primarily the result of the increase in video poker revenue and fuel revenue.

Earnings Before Interest, Taxes, Depreciation and Amortization. The Louisiana truck plazas EBITDA was $2.5 million for the three months ended June 30, 2004 compared to $2.4 million for the same period in 2003, resulting in increase in EBITDA of $0.1 million.

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

Results of Operations for the three months ended June 30, 2004, compared to the three months ended June 30, 2003

Total Revenues. Colonial generated net revenues for the three months ended June 30, 2004 of $10.0 million compared to $9.0 million for the same period of 2003. The increase of total revenues of $1.0 million or 11%, is due primarily to the new off track wagering facility we opened in November 2003.

Costs and expenses. Colonial’s direct operating costs and expenses were $9.2 million for the three months ended June 30, 2004 compared to $8.4 million for the same period of 2003. This increase is primarily attributable to the opening of the new off track betting facility in Richmond which we opened in November 2003 and an increase in purse expense due to additional live race days.

Earnings Before Interest, Taxes, Depreciation and Amortization. Colonial’s EBITDA was $0.8 million and $0.6 million for the three month periods ended June 30, 2004 and 2003 respectively.

Corporate Overhead

Costs and expenses. Corporate overhead costs and expenses increased from $1.0 million in the three months ended June 30, 2003 to $1.5 million in the same period of 2004. This increase is primarily due to additional travel, labor and consultant costs during the current period offset by a reduction in contribution expense from the prior year.

Results of operations for the six months ended June 30, 2004 compared to the six months ended June 30, 2003

Colorado

Net Revenues. The $6.9 million increase in net revenues of our Colorado operations for the six months ended June 30, 2004 compared to the same period of 2003 is attributable to an increase in net revenue at the Gilpin of $2.1 million and $4.8 million at The Lodge. During the six month period ending June 30, 2003 the Gilpin was under construction which had a negative impact on its operations. Management has expanded capital investments in our slot product in Colorado over the past year to provide the latest games available in the market. Additional net revenues were also realized due to an extra day in February 2004 as compared to 2003 and the weather conditions in Black Hawk were much more favorable in February and March of 2004 as compared to 2003. Casino revenues at our two Colorado properties were positively impacted due to construction disruption at two competing casinos.

Costs and Expenses. Total costs and expenses associated with our Colorado operations increased $2.8 million for the six months ended June 30, 2004 compared to the same period of 2003. The increase was a result of increased costs and expenses at The Lodge of $2 million and at the Gilpin of $0.8 million. The increase in costs and expenses attributable to The Lodge was a result in increased gaming taxes, food and beverage cost of sales, slot participation, and marketing related expenses. The increase of $0.4 million in costs and expenses attributable to the Gilpin was a result of increased gaming taxes, food and beverage cost of sales, slot participation, and marketing related expenses.

Nevada

The net revenues of GDW increased by $1 million for the six-month period ended June 30, 2004 as compared to the same period of 2003. Management has expanded capital investments in our slot product over the last year including the implementation of a Ticket-In Ticket-Out (“TITO”) system. Additional net revenues were realized due to an extra day in February 2004 as compared to 2003. Finally, we continue to realize success with our marketing and slot club efforts.

Our costs and expenses increased $0.2 million for the six month period ending June 30, 2004 compared to the same period of 2003. The increase in costs and expenses attributable to GDW was a result in increased gaming taxes, slot participation, and repairs and maintenance expenses. As a result, our EBITDA at GDW for the six months ended June 30, 2004 and 2003 was $3.8 million and $3.0 million respectively.

Louisiana

Net revenues. The Louisiana truck plazas generated net revenues of $23.8 million for the six months ended June 30, 2004 compared to $24.5 million for the six months ended June 30, 2003. This $0.7 million decrease is primarily due to a reduction in fuel revenue of $0.6 million and convenience store revenues of $0.1 million. The reduction in fuel revenues was a result of reduced fuel sales volume due to a reduction in promotional incentive programs during the year ended June 30, 2004.

Costs and Expenses. The Louisiana truck plazas’ costs and expenses were $18.4 million and $18.8 million for the six months ended June 30, 2004 and 2003 respectively. The decrease in costs and expenses of $0.4 million is primarily a result of reduced cost of fuel sales.

Earnings Before Interest, Taxes, Depreciation and Amortization. The Louisiana truck plazas EBITDA was $5.4 million for the six months ended June 30, 2004 compared to $5.7 million for the same period in 2003, resulting in a decrease in EBITDA of $0.3 million.

Virginia

Total Revenues. Colonial generated net revenues for the six months ended June 30, 2004 of $18.3 million compared to $16.3 million for the same period of 2003. The increase of total revenues of $2.0 million or 12%, is due primarily to the new off track wagering facility we opened in November 2003.

Costs and expenses. Colonial’s direct operating costs and expenses were $16.6 million for the six months ended June 30, 2004 compared to $14.8 million for the same period of 2003. This increase is primarily attributable to the opening of the new off track betting facility in Richmond which we opened in November 2003 and an increase in purse expense due to additional live race days.

Earnings Before Interest, Taxes, Depreciation and Amortization. Colonial’s EBITDA was $1.7 million and $1.5 million for the six month periods ended June 30, 2004 and 2003 respectively.

Corporate Overhead

Costs and expenses. Corporate overhead costs and expenses increased from $2.3 million in the six months ended June 30, 2003 to $2.7 million in the current period of 2004. This increase is primarily due to additional travel, labor and consultant costs offset by a reduction in contribution expense from the prior year.

4. Liquidity and capital resources

As of June 30, 2004, the Company had cash and cash equivalents of $20.9 million compared to $16.2 million in cash and cash equivalents as of December 31, 2003. The $4.6 million increase in cash and cash equivalents is the net result of $10.4 million net cash provided by operating activities, $5.3 million net cash used in investing activities, and $0.4 million used in financing activities.

We have a $10 million senior credit facility of which $10 million was available as of June 30, 2004 and December 31, 2003. The trustee under the indenture of the senior secured notes executed an intercreditor agreement with the lender under the senior credit facility, which, among other things, subordinated some of the liens securing the senior secured notes and the guarantees to the indebtedness under the senior credit facility. The senior credit facility carries an interest rate of 1.75% above the prime rate and expires in July 2007.

As of June 30, 2004, our total debt approximates $148 million. Our future liquidity, which includes our ability to make semi-annual interest payments, depends upon the future success of the overall Company. Additionally, our ability to successfully integrate our operations is a significant factor in the overall generation of our cash flows from operations.

On March 8, 2004, the Virginia Racing Commission granted the license to Colonial to open its sixth off-track wagering facility in Vinton, Virginia. Construction on the facility started in the second quarter of 2004, is expected to cost approximately $3.5 million, will be funded by cash from operations of the Company, and should open for business by the beginning of the fourth quarter of 2004.

We do not have any off-balance sheet financing arrangements or transactions with unconsolidated, limited purpose entities nor are any contemplated in the future.

We believe that our cash flow from operations, cash and cash equivalents and the availability of our senior credit facility of $10 million discussed above will be adequate to meet our debt service obligations as well as our capital expenditure requirements for the next twelve months. However, we can give no assurance that these sources of cash will be sufficient to enable us to do so. We may need to enter into new financing arrangements and raise additional capital in the future if we are unable to sustain our current operations. Our ability to incur additional debt is further restricted by the terms and covenants of our senior secured notes. We can give no assurance that we will be able to raise capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, which further heightens the related risks we currently face.

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

The following table provides disclosure concerning JEI’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of June 30, 2004.

(In Thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$239,014	$19,769	$35,372	$170,898	$12,975
Operating leases (2)	13,126	962	1,661	1,289	9,214
Other long-term obligations (3)	1,433	896	538

Total contractual cash obligations	$253,573	$21,626	$37,571	$172,187	$22,189

(1)	Long-term debt includes principal and interest amounts owing under the terms of the Notes, the Senior Credit Facility, the Black Hawk special assessment bonds, indebtedness of Colonial Holdings, and subordinated debt to affiliates.

(2)	Operating leases include a land and warehouse lease for the Gold Dust West in Reno, Nevada, as well as other leases for property and equipment.

(3)	Other long-term obligations include the commitment of the Company’s truck stop operations to pay $1 per video poker machine per day, plus $1,000 per machine annually in licensing to an outside party to maintain its video poker machines in its truck stop premises. Other long-term obligations also include amounts payable under employment contracts described in the Company’s Form 10-K Report.

In addition, JEI has the following commitments and obligations:

•	JEI, through its subsidiary Colonial, has entered into an agreement with a totalisator company, which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications. The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities through 2004 at a rate of .365% of handle. In addition, Colonial agreed to use certain equipment provided by the totalisator company.

•	JEI, through the Lucky Magnolia, has an obligation to pay to an individual 4.9% of its net video poker revenue, after associated state taxes, for as long as video poker machines are operated on the property.

As previously discussed, our Company is a Subchapter S corporation under the Internal Revenue Code of 1986, as amended and as such we do not directly pay any federal or state income taxes. Taxable income of the Company flows directly through to our owners who are obligated to pay income taxes on their respective share of the taxable income. Under the terms of our bond Indenture, among other things, we are obligated to distribute approximately 40% of our taxable income to our shareholders (defined as “Tax Distributions”) on a quarterly basis so they, in turn, can pay their estimated quarterly income tax payments. There are several items that are deductible for income tax purposes that are not deductible for financial statement purposes which can serve to increase or decrease the amount of tax distributions we are obligated to distribute to our shareholders on a quarterly basis.

Further, the Indenture with our bond holders restricts additional payments to our shareholders until such time that our “interest coverage ratio” (generally defined as being our EBITDA divided by our interest expense) exceeds 2.0 to 1. Through June 30, 2004 the Company’s interest coverage ratio on a trailing four-quarter basis has not exceeded 2.0 to 1 and therefore no additional distributions (beyond the tax distributions discussed above) have been made to our shareholders. However, if and when our interest coverage ratio exceeds 2.0 to, we would anticipate an additional outflow of funds generated from operations amounting to 50% of the after-tax net income of the Company for the period (taken as one accounting period) from the date of the Indenture to the end of the Company’s most recently ended fiscal quarter for which internal financial statements are available.

5. Significant accounting policies and estimates

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

Property and equipment

We have determined that the policy associated with our long-lived assets and related estimates are critical to the preparation of our consolidated financial statements. We have a significant investment in long-lived property and equipment. We estimate that the undiscounted future cash flow expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimate of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results. We estimate the useful lives for our assets based on historical experience, estimates of assets’ commercial lives, and the likelihood of technological obsolescence. Should the actual useful life of a class of assets differ from the estimated useful life, we would record an impairment charge. We review useful lives and obsolescence and assess commercial viability of our assets periodically.

Goodwill and other intangible assets

We have approximately $26.8 million in Goodwill recorded on our consolidated balance sheet resulting from the acquisition of other businesses. We do not have any nonamortizing intangible assets on our consolidated balance sheet. We adopted an accounting standard in 2002 requiring an annual review of goodwill for impairment. The annual evaluation of goodwill requires the use of estimates about future operating results of each reporting unit to determine its estimated fair value. Changes in forecasted operations can materially affect these estimates. Once an impairment of goodwill has been recorded, it cannot be reversed. We completed our initial assessment for impairment of goodwill in 2002 and determined that no impairment of our balances existed. Further, we performed our most recent annual impairment test as of September 30, 2003 and determined that goodwill was not impaired. Finally, we have reassessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. On February 8, 2002 we issued $125.0 million in 11 7/8 % senior secured notes due in 2009. The proceeds of these notes were used to finance our acquisitions and for working capital purposes. Substantially all of our debt bears interest at a fixed rate, except our $10,000 senior credit facility (which has no amounts outstanding as of June 30, 2004), which bears interest at 1.75% above the prime rate published by Wells Fargo Bank, N.A.

If market interest rates increase, our cash requirements for interest on the senior credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior credit facility balance would also decrease.

There would be no change in our cash requirements for interest should market rates increase or decrease by 10% compared to interest rate levels at June 30, 2004.

We currently do not invest in derivative financial instruments, interest rate swaps or other similar investments to alter interest rate exposure

Item 4.	Controls and Procedures

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to June 30, 2004.

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

On June 25, 1999, a complaint against The Lodge was filed by a casino operating downstream from The Lodge. The complaint alleged, among other things, that the plaintiff was damaged by subsurface water flows onto its property from the Lodge property, resulting in damages of approximately $400,000 to build a new system to handle the flow. This case was resolved by The Lodge’s insurance carrier during the second quarter 2004 and has been dismissed by the court with prejudice. We made no payments in connection with the settlement.

We are also involved in routine litigation arising in the ordinary course of business. These matters are believed by us to be covered by appropriate insurance policies.

Item	2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item	3. Defaults Upon Senior Securities

None

Item	4. Submission of Matters to a Vote of Security Holders

None

Item	5. Other Information

None

Item	6. Exhibits and Reports on Form 8-K

(a) Exhibits; The following exhibits are filed herewith:

4.32	Supplemental Indenture dated as of July 14, 2002, among Colonial Holdings, Inc., Colonial Downs, L.P., Stansley Racing Corp., Jacobs Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association (“Trustee”)

4.33	Subsidiary Guarantees dated June 28, 2002
a)	Colonial Holdings, Inc.
b)	Colonial Downs, L.P.
c)	Stansley Racing Corp.

4.34	Joinder Agreements dated June 28, 2002
a)	Colonial Holdings, Inc.
b)	Colonial Downs, L.P.
c)	Stansley Racing Corp.

4.35	First Lien Deeds of Trust
a)	Fee Interests
1)	New Kent County Racetrack — Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Holdings to David F. Belkowitz and James L. Weinberg, Trustees, for the benefit of Wells Fargo Bank Minnesota, National Association (“Wells Fargo”), dated June 14, 2002

2)	Richmond SWF, Hampton SWF and Brunwick SWF — Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Colonial Downs to David F. Belkowtiz and James L. Weinberg, Trustees, for the benefit of Wells Fargo, dated June 14, 2002

b)	Leasehold Interests
1)	New Kent County Racetrack and Chesapeake SWF — Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Colonial Downs to David F. Belkowitz and James L. Weinberg, Trustees, for the benefit of Wells Fargo, dated June 14, 2002

4.36	Control Agreement Concerning Deposit Accounts among Colonial Downs, Wells Fargo Bank Minnesota, National Association and Citizens and Farmers Bank, dated as of June 14, 2002.

4.37	Control Agreement Concerning Deposit Accounts among Holdings, Wells Fargo Bank Minnesota, National Association and Citizens and Farmers Bank, dated as of June 14, 2002.

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d – 14(a) under Securities Exchange Act of 1934, filed under exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d – 14(a) under Securities Exchange Act of 1934, filed under exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

99.1	Significant guarantor information.

(b) Reports on Form 8-K

On May 5, 2004, the Company filed a report on Form 8-K under Items 7 and 12 reporting the results of the registrant’s operations for the first quarter ended March 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jacobs Entertainment, Inc.

Registrant

Date: August 10, 2004	By: /s/ Jeffrey P. Jacobs
Jeffrey P. Jacobs, Chief Executive officer and Chairman of the Board of Directors

/s/ Stephen R. Roark
Stephen R. Roark, Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
4.32	Supplemental Indenture dated as of July 14, 2002, among Colonial Holdings, Inc., Colonial Downs, L.P., Stansley Racing Corp., Jacobs Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association (“Trustee”)

4.33	Subsidiary Guarantees dated June 28, 2002
a)	Colonial Holdings, Inc.
b)	Colonial Downs, L.P.
c)	Stansley Racing Corp.

4.34	Joinder Agreements dated June 28, 2002
a)	Colonial Holdings, Inc.
b)	Colonial Downs, L.P.
c)	Stansley Racing Corp.

4.35	First Lien Deeds of Trust
a)	Fee Interests
1)	New Kent County Racetrack — Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Holdings to David F. Belkowitz and James L. Weinberg, Trustees, for the benefit of Wells Fargo Bank Minnesota, National Association (“Wells Fargo”), dated June 14, 2002

2)	Richmond SWF, Hampton SWF and Brunwick SWF — Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Colonial Downs to David F. Belkowitz and James L. Weinberg, Trustees, for the benefit of Wells Fargo, dated June 14, 2002

b)	Leasehold Interests
1)	New Kent County Racetrack and Chesapeake SWF — Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Colonial Downs to David F. Belkowitz and James L. Weinberg, Trustees, for the benefit of Wells Fargo, dated June 14, 2002

4.36	Control Agreement Concerning Deposit Accounts among Colonial Downs, Wells Fargo Bank Minnesota, National Association and Citizens and Farmers Bank, dated as of June 14, 2002.

4.37	Control Agreement Concerning Deposit Accounts among Holdings, Wells Fargo Bank Minnesota, National Association and Citizens and Farmers Bank, dated as of June 14, 2002.

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d – 14(a) under Securities Exchange Act of 1934, filed under exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d – 14(a) under Securities Exchange Act of 1934, filed under exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

99.1	Significant guarantor information.

E-1