Form 10-Q
period 2004-09-30
JACOBS ENTERTAINMENT INC
filed 2004-11-10
CIK 1173284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 10, 2004
Common Stock, $.01 par value	1,500 shares

Jacobs Entertainment, Inc.

Index

September 30, 2004

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

Unaudited Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003

Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2004 and 2003

Unaudited Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2004

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003

Notes to Unaudited Consolidated Financial Statements for the three and nine months ended September 30, 2004 and 2003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

Part I. Financial Information

Item 1.     Financial Statements

JACOBS ENTERTAINMENT, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
September 30, 2004 and December 31, 2003
(Dollars In Thousands)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,341	$16,238
Restricted cash	2,056	1,907
Accounts receivable	1,832	1,087
Inventories	1,240	1,202
Prepaid expenses and other assets	2,173	1,611
Total current assets	24,642	22,045
PROPERTY, PLANT AND EQUIPMENT
Land and improvements	51,212	50,221
Building and improvements	118,134	114,363
Equipment, furniture and fixtures	34,091	31,318
Leasehold improvements	2,179	2,179
	205,616	198,081
ACCUMULATED DEPRECIATION	(32,312)	(26,952)
Property, plant and equipment, net	173,304	171,129
OTHER ASSETS:
Goodwill	26,773	26,773
Identifiable intangible assets	6,943	7,176
Debt issue costs, net	5,768	6,789
Capitalized project costs	386	1,500
Other assets	1,049	1,161
TOTAL ASSETS	$238,865	$236,573
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$18,220	$20,717
Current portion of long-term debt and capital lease obligations	814	2,554
Total current liabilities	19,034	23,271
Long term debt and capital lease obligations	126,895	125,861
Long term debt - related parties	19,489	19,489
Total long-term debt	146,384	145,350
Other	380	517
Total liabilities	165,798	169,138
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY
Common stock $.01 par value; 1,500 shares authorized, issued and outstanding
Additional paid in capital	27,992	27,992
Retained earnings	45,075	39,443
Total stockholders’ equity	73,067	67,435
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$238,865	$236,573

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30, 2004 and 2003
(Dollars In Thousands)

	Three Months Ended September 30,
	2004	2003
REVENUES:
Gaming:
Casino	$27,726	$25,576
Truck stop	5,853	5,757
Pari-mutuel	8,484	7,067
Food and beverage	5,006	4,541
Convenience store - Fuel	4,652	4,156
Convenience store - Other	858	879
Hotel	387	420
Other	980	887
Total revenues	53,946	49,283
Promotional allowances	(5,358)	(5,116)
Net revenues	48,588	44,167
COSTS AND EXPENSES:
Gaming:
Casino	9,746	9,352
Truck stop	3,138	2,879
Pari-mutuel	6,914	6,040
Food and beverage	2,693	2,504
Convenience store - Fuel	4,306	3,812
Convenience store - Other	1,010	1,039
Hotel	148	204
Marketing, general and administrative	11,427	10,268
Abandoned project costs	2,634
Depreciation and amortization	2,368	2,355
Total costs and expenses	44,384	38,453
OPERATING INCOME	4,204	5,714
Interest income	24	16
Interest expense	(4,866)	(4,960)
NET (LOSS) INCOME	$(638)	$770

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30, 2004 and 2003
(Dollars In Thousands)

	Nine Months Ended September 30,
	2004	2003
REVENUES:
Gaming:
Casino	$81,893	$72,520
Truck stop	18,454	18,297
Pari-mutuel	25,032	21,652
Food and beverage	13,480	12,414
Convenience store - Fuel	13,234	13,372
Convenience store - Other	2,471	2,599
Hotel	999	1,064
Other	2,568	2,344
Total revenues	158,131	144,262
Promotional allowances	(15,300)	(15,013)
Net revenues	142,831	129,249
COSTS AND EXPENSES:
Gaming:
Casino	28,766	26,681
Truck stop	9,586	9,211
Pari-mutuel	20,089	17,786
Food and beverage	7,155	6,675
Convenience store - Fuel	12,308	12,236
Convenience store - Other	2,860	3,077
Hotel	530	609
Marketing, general and administrative	31,397	28,390
Abandoned project costs	2,634
Depreciation and amortization	7,277	6,718
Total costs and expenses	122,602	111,383
OPERATING INCOME	20,229	17,866
Interest income	38	41
Interest expense	(14,635)	(14,676)
NET INCOME	$5,632	$3,231

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2003 and for the Nine Months Ended September 30, 2004
(Dollars In Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount *
BALANCES, JANUARY 1, 2003	1,500	$	$27,992	$36,770	$64,762
Net income				2,673	2,673
BALANCES, DECEMBER 31, 2003	1,500	$	$27,992	$39,443	$67,435
Net income				5,632	5,632
BALANCES, SEPTEMBER 30, 2004	1,500	$	$27,992	$45,075	$73,067

*                 The par value amount of Jacobs Entertainment, Inc. common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 above due to rounding.

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2003
(Dollars In Thousands)

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$5,632	$3,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,277	6,728
Loss (gain) on sale of assets	26	(7)
Deferred financing cost amortization	1,021	1,019
Bond issue discount amortization	532	530
Loan discount amortization	23	172
Non-cash abandoned project costs	1,761
Changes in operating assets and liabilities:
Restricted cash	(149)	(772)
Accounts receivable	(745)	(1,058)
Inventories	(38)	(7)
Prepaid expenses and other assets	(469)	(333)
Accounts payable and accrued expenses	(2,895)	(2,655)
Net cash provided by operating activities	11,976	6,848
INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(8,190)	(12,232)
Additions to device rights	(209)
Capitalized project costs	(386)	(1,465)
Proceeds from sale of equipment	155	43
Net cash used in investing activities	(8,630)	(13,654)
FINANCING ACTIVITIES
Payments to obtain financing		(49)
Proceeds from long term debt		229
Proceeds from revolving line of credit		3,636
Payments on long term debt	(2,243)	(2,269)
Net cash (used in) provided by financing activities	(2,243)	1,547
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,103	(5,259)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	16,238	21,358
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,341	$16,099
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$17,145	$17,313
Non-cash investing and financing activities
Acquisition of property in exchange for notes payable	$982

See notes to unaudited consolidated financial statements

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(DOLLARS IN THOUSANDS)

1.                    BUSINESS AND ORGANIZATION

Jacobs Entertainment, Inc. (“JEI” or the “Company”) was formed on April 17, 2001, as a Subchapter S Corporation under the Internal Revenue Code of 1986 as amended, to become a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Nevada, Louisiana, and Virginia. The Company’s sole stockholders, who each own 50% of JEI’s common stock, are Jeffrey P. Jacobs and the Richard E. Jacobs Revocable Trust, of which Richard E. Jacobs is the sole trustee (collectively, “Jacobs”). JEI owns and operates three casinos, six truck plaza video gaming facilities, and a horse racing track with six off-track wagering facilities. In addition, the Company receives a percentage of gaming revenue from an additional truck plaza video gaming facility.

On March 8, 2004, the Virginia Racing Commission granted the license to Colonial to open its sixth off-track wagering facility in Vinton, Virginia. Construction on the facility started in the second quarter of 2004 and opened for business on October 11, 2004.

2.                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Unaudited Consolidated Financial Statements — In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the financial position of the Company as of September 30, 2004 and December 31, 2003 and the results of its operations and cash flows for the three and nine month periods ended September 30, 2004 and 2003. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Reclassifications — Certain amounts have been reclassified within the 2003 financial statements to conform to the presentation used in 2004.

3.                        IDENTIFIABLE INTANGIBLE ASSETS

	As of September 30, 2004		As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible assets
Revenue rights	$6,000	$330	$6,000	$240
Device use rights	2,490	1,217	2,281	865
Total	$8,490	$1,547	$8,281	$1,105

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Aggregate amortization expense	154	132	$442	$407

Estimated Annual Amortization Expense:
2005	$618
2006	618
2007	210
2008	162
2009	162
Thereafter	5,019
Total	$6,789

4.                    SEGMENTS

At September 30, 2004 and 2003, we had four segments representing the geographic regions of our operations. Each segment is managed separately because of the unique characteristics of revenue stream and customer base.

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

As of and for the Three Months Ended September 30, 2004

(Dollars In Thousands)

	Colorado	Nevada	Virginia	Louisiana	Total
Revenues
Gaming
Casino	$22,056	$5,670			$27,726
Truck stop				$5,853	5,853
Pari-mutuel			$8,484		8,484
Food and beverage	2,689	893	735	689	5,006
Convenience store - Fuel				4,652	4,652
Convenience store - Other				858	858
Hotel	216	171			387
Other	189	37	657	97	980
Total revenues	25,150	6,771	9,876	12,149	53,946
Promotional allowance	(4,024)	(980)		(354)	(5,358)
Net revenues	$21,126	$5,791	$9,876	$11,795	$48,588

Depreciation and amortization	$1,178	$350	$357	$439	2,324
Corporate adjustments and eliminations					44
Consolidated depreciation and amortization					$2,368

Operating income	$5,144	$1,624	$129	$1,825	8,722
Corporate adjustments and eliminations					(4,518)
Consolidated operating income					$4,204

Interest Income	$3	$	$6	$1	10
Corporate adjustments and eliminations					14
Consolidated interest income					$24

Interest expense	$2,699	$786	$29	$496	4,010
Corporate adjustments and eliminations					856
Consolidated interest expense					$4,866

Net income	$2,448	$838	$106	$1,330	4,722
Corporate adjustments and eliminations					(5,360)
Consolidated net loss					$(638)

EBITDA (1)	$6,322	$1,974	$486	$2,264	11,046
Corporate adjustments and eliminations (2)					(4,474)
Consolidated EBITDA					$6,572

Goodwill	$6,711	$8,836	$	$11,226	$26,773

Identifiable intangible assets	$	$	$	$6,943	$6,943

Property, plant and equipment, net	$86,511	$11,514	$58,691	$16,107	172,823
Corporate adjustments and eliminations					481
Consolidated property, plant and equipment, net					$173,304

Total assets	$107,259	$24,861	$62,907	$40,388	235,415
Corporate adjustments and eliminations					3,450
Consolidated total assets					$238,865

Long-term debt	$78,397	$22,648	$1,205	$19,489	121,739
Corporate adjustments and eliminations					24,645
Consolidated total long-term debt					$146,384

Capital Expenditures	$970	$296	$2,899	$60	4,225
Corporate adjustments and eliminations
Consolidated total long-term debt					$4,225

As of and for the Nine Months Ended September 30, 2004

(Dollars In Thousands)

	Colorado	Nevada	Virginia	Louisiana	Total
Revenues
Gaming
Casino	$65,383	$16,510			$81,893
Truck stop				$18,454	18,454
Pari-mutuel			$25,032		25,032
Food and beverage	7,433	2,621	1,482	1,944	13,480
Convenience store - Fuel				13,234	13,234
Convenience store - Other				2,471	2,471
Hotel	545	454			999
Other	557	117	1,621	273	2,568
Total revenues	73,918	19,702	28,135	36,376	158,131
Promotional allowance	(11,500)	(3,002)		(798)	(15,300)
Net revenues	$62,418	$16,700	$28,135	$35,578	$142,831

Depreciation and amortization	$3,724	$1,059	$1,071	$1,290	7,144
Corporate adjustments and eliminations					133
Consolidated depreciation and amortization					$7,277

Operating income	$15,324	$4,760	$1,080	$6,323	27,487
Corporate adjustments and eliminations					(7,258)
Consolidated operating income					$20,229

Interest Income	$5	$	$17	$2	24
Corporate adjustments and eliminations					14
Consolidated interest income					$38

Interest expense	$8,112	$2,356	$111	$1,492	12,071
Corporate adjustments and eliminations					2,564
Consolidated interest expense					$14,635

Net income	$7,217	$2,404	$986	$4,833	15,440
Corporate adjustments and eliminations					(9,808)
Consolidated net income					$5,632

EBITDA (1)	$19,048	$5,819	$2,151	$7,613	34,631
Corporate adjustments and eliminations (2)					(7,125)
Consolidated EBITDA					$27,506

Goodwill	$6,711	$8,836	$	$11,226	$26,773

Identifiable intangible assets	$	$	$	$6,943	$6,943

Property, plant and equipment, net	$86,511	$11,514	$58,691	$16,107	172,823
Corporate adjustments and eliminations					481
Consolidated property, plant and equipment, net					$173,304

Total assets	$107,259	$24,861	$62,907	$40,388	235,415
Corporate adjustments and eliminations					3,450
Consolidated total assets					$238,865

Long-term debt	$78,395	$22,649	$1,205	$19,489	121,738
Corporate adjustments and eliminations					24,646
Consolidated total long-term debt					$146,384

Capital Expenditures	$3,566	$1,074	$4,229	$303	9,172
Corporate adjustments and eliminations
Consolidated total long-term debt					$9,172

As of and for the Three Months Ended September 30, 2003

(Balance Sheet data as of December 31, 2003)

(Dollars In Thousands)

	Colorado	Nevada	Virginia	Louisiana	Total
Revenues
Gaming
Casino	$20,508	$5,068			$25,576
Truck stop				$5,757	5,757
Pari-mutuel			$7,067		7,067
Food and beverage	2,378	919	626	618	4,541
Convenience store - Fuel				4,156	4,156
Convenience store - Other				879	879
Hotel	248	172			420
Other	177	37	596	77	887
Total revenues	23,311	6,196	8,289	11,487	49,283
Promotional allowance	(3,857)	(1,072)		(187)	(5,116)
Net revenues	$19,454	$5,124	$8,289	$11,300	$44,167

Depreciation and amortization	$1,250	$315	$339	$413	2,317
Corporate adjustments and eliminations					38
Consolidated depreciation and amortization					$2,355

Operating income	$4,163	$1,153	$(222)	$2,177	7,271
Corporate adjustments and eliminations					(1,557)
Consolidated operating income					$5,714

Interest Income	$2	$	$7	$7	16
Corporate adjustments and eliminations
Consolidated interest income					$16

Interest expense	$2,738	$780	$74	$491	4,083
Corporate adjustments and eliminations					877
Consolidated interest expense					$4,960

Net income	$1,427	$373	$(289)	$(1,693)	3,204
Corporate adjustments and eliminations					(2,434)
Consolidated net income					$770

EBITDA (1)	$5,413	$1,468	$117	$2,590	9,588
Corporate adjustments and eliminations					(1,519)
Consolidated EBITDA					$8,069

Goodwill, net	$6,711	$8,836	$	$11,226	$26,773

Identifiable intangible assets	$	$	$	$7,176	$7,176

Property, plant and equipment, net	$86,770	$11,579	$55,569	$16,635	170,553
Corporate adjustments and eliminations					576
Consolidated property, plant and equipment, net					$171,129

Total assets	$108,775	$24,071	$59,363	$40,486	232,695
Corporate adjustments and eliminations					3,878
Consolidated total assets					$236,573

Long-term debt	$78,302	$22,549	$471	$19,489	120,811
Corporate adjustments and eliminations					24,539
Consolidated total long-term debt					$145,350

Capital Expenditures	$1,053	$224	$850	$117	2,244
Corporate adjustments and eliminations					416
Consolidated total long-term debt					$2,660

As of and for the Nine Months Ended September 30, 2003

(Balance Sheet data as of December 31, 2003)

(Dollars In Thousands)

	Colorado	Nevada	Virginia	Louisiana	Total
Revenues
Gaming
Casino	$57,666	$14,854			$72,520
Truck stop				$18,297	18,297
Pari-mutuel			$21,652		21,652
Food and beverage	6,363	2,571	1,513	1,967	12,414
Convenience store - Fuel				13,372	13,372
Convenience store - Other				2,599	2,599
Hotel	626	438			1,064
Other	536	93	1,431	284	2,344
Total revenues	65,191	17,956	24,596	36,519	144,262
Promotional allowance	(11,334)	(2,961)		(718)	(15,013)
Net revenues	$53,857	$14,995	$24,596	$35,801	$129,249

Depreciation and amortization	$3,500	$914	$1,010	$1,202	6,626
Corporate adjustments and eliminations					92
Consolidated depreciation and amortization					$6,718

Operating income	$10,501	$3,556	$591	$7,097	21,745
Corporate adjustments and eliminations					(3,879)
Consolidated operating income					$17,866

Interest Income	$4	$	$24	$13	41
Corporate adjustments and eliminations
Consolidated interest income					$41

Interest expense	$8,058	$2,342	$220	$1,436	12,056
Corporate adjustments and eliminations					2,620
Consolidated interest expense					$14,676

Net income	$2,447	$1,214	$395	$5,674	9,730
Corporate adjustments and eliminations					(6,499)
Consolidated net income					$3,231

EBITDA (1)	$14,001	$4,470	$1,601	$8,299	28,371
Corporate adjustments and eliminations					(3,787)
Consolidated EBITDA					$24,584

Goodwill, net	$6,711	$8,836	$	$11,226	$26,773

Identifiable intangible assets	$	$	$	$7,176	$7,176

Property, plant and equipment, net	$86,770	$11,579	$55,569	$16,635	170,553
Corporate adjustments and eliminations					576
Consolidated property, plant and equipment, net					$171,129

Total assets	$108,775	$24,071	$59,363	$40,486	232,695
Corporate adjustments and eliminations					3,878
Consolidated total assets					$236,573

Long-term debt	$78,302	$22,549	$471	$19,489	120,811
Corporate adjustments and eliminations					24,539
Consolidated total long-term debt					$145,350

Capital Expenditures	$7,829	$623	$1,898	$1,454	11,804
Corporate adjustments and eliminations					428
Consolidated total long-term debt					$12,232

(1)                   EBITDA (earnings before interest, taxes, depreciation and amortization) is presented as supplemental information in the tables above and in the discussion of our operating results. EBITDA can be reconciled directly to our consolidated net income by adding the amounts shown for depreciation, amortization, and interest. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows investors and management to evaluate and compare the Company’s operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our properties using EBITDA measures as do most analysts following the gaming industry. EBITDA is also a component of certain financial covenants in our debt agreements. See the reconciliation of EBITDA to net income for the three and nine month periods ended September 30, 2004 and 2003 on page 22.

(2)                   Amount includes $2,634 of abandoned project costs.  See Note 7 below.

5.                       COMMITMENTS AND CONTINGENCIES

Colonial entered into a Management and Consulting Agreement, as amended (the “Management Agreement”), with Maryland-Virginia Racing Circuit, Inc. (the “Circuit”), an affiliate of the Maryland Jockey Club (“MJC”), to provide experienced management for the racetrack and off-track facilities and to create a Virginia-Maryland thoroughbred racing circuit. Under the Management Agreement, MJC agrees to suspend live racing at their racetracks, Laurel Park and Pimlico Race Course, during Colonial’s live thoroughbred meets. Parties to the Management Agreement also exchange simulcast signals for their live thoroughbred meets at no cost to either party. The effect of the exchange of signals is immaterial to the consolidated financial statements. The Circuit manages Colonial’s off-track facilities as well as the live standardbred and thoroughbred meets and provides certain personnel, at its expense, for the live thoroughbred meet. For its services, the Circuit receives a management fee of 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in the Commonwealth of Virginia, excluding certain amounts specified in the Management Agreement (“Handle”), and 2.0% of all Handle in excess of $75 million per calendar year. In February 2003, Colonial entered into an amendment to the Management Agreement pursuant to which the Circuit agreed to a management fee of 1.5% of Handle for Handle in excess of $125 million generated from the racetrack and its off-track facilities. The Management Agreement will remain in effect until 2046, provided Colonial owns, controls, or operates the racetrack under its existing licenses. At Colonial’s option, Colonial may terminate the Management Agreement any time after 2021 upon payment of a fee equal to 17 times the average management fee paid during the three years immediately preceding such termination. Management fees incurred under the Management Agreement were approximately $528 and $436 during the three months ended September 30, 2004 and 2003 respectively and $1,590 and $1,367 during the nine month periods ended September 30, 2004 and 2003 respectively.

Colonial has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for the Company’s pari-mutuel wagering applications. The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities through 2004 at a rate of .365% of the gross amounts wagered. Totalisator fees incurred under this agreement were approximately $158 and $120 during the three months ended September 30, 2004 and 2003 respectively and $470 and $362 during the nine month periods ended September 30, 2004 and 2003 respectively.

Colonial has entered into agreements with a company which provides broadcasting and simulcasting equipment and services. The agreements for live racing services at the horse racing track, and equipment leases at two of the off track wagering facilities were extended during 2002 until December 31, 2007. Effective November 6, 2002, Colonial acquired certain equipment located at the horse racing track previously leased under these agreements. Total expense incurred under this agreement was approximately $243 and $193 during the three months ended September 30, 2004 and 2003 respectively and $646 and $520 during the nine month periods ended September 30, 2004 and 2003 respectively.

Colonial leases automobiles, building space, and certain equipment under operating leases expiring at various dates. Total rental expense under these non-cancelable leases was approximately $98 and $81 during the three months ended September 30, 2004 and 2003 respectively and $296 and $259 during the nine month periods ended September 30, 2004 and 2003 respectively.

Black Hawk leases land and warehouse space for the Gold Dust West in Reno, Nevada as well as automobiles, and other property and equipment under operating leases expiring at various dates. Total rental expense under these non-cancelable leases was approximately $89 and $88 during the three months ended September 30, 2004 and 2003 respectively and $268 and $263 during the nine month periods ended September 30, 2004 and 2003 respectively.

Other long-term obligations include the commitment of the Louisiana truck plaza video gaming facilities to pay $1 per video poker machine per day, plus $1,000 per machine annually in licensing to an outside party to maintain its video poker machines in its truck stop premises. Other long-term obligations also include commitments under employment contracts with members of senior management.

On May 25, 2001, a lawsuit was filed in the United States District Court for the District of Colorado (Case No. 01-D-0964) by Central City, several casino operators located in Central City and others against the City of Black Hawk, the Black Hawk Gaming Association (formerly the Black Hawk Casino Owners Association) and several casino operators located in the City of Black Hawk, including Black Hawk Gaming. The suit alleges that the defendants caused economic harm to the plaintiffs by engaging in a conspiracy and scheme to harm competition, restrain trade and monopolize the gaming industry in the Gilpin County, Colorado market in violation of federal and state constitutional, statutory and common law. Also, the complaint alleges that starting in 1996, the City of Black Hawk began interfering with Central City’s plans to construct a road directly from Interstate 70 to Central City. The plaintiffs seek compensatory, treble and exemplary damages against the defendants in amounts to be proven at trial along with interest, costs and attorneys’ fees. In March 2003, Central City’s city council voted to withdraw from the lawsuit. Central City has since been dismissed from the lawsuit. The remaining plaintiffs have continued to pursue the lawsuit. On March 26, 2003, the district court entered an order dismissing with prejudice the plaintiffs’ seventh, eighth, eleventh, twelfth and thirteenth claims for relief (i.e., the state common law claims and the claims under RICO and its Colorado statutory counterpart (COCCA)). On March 31, 2004, the district court dismissed with prejudice the federal antitrust claims. The court declined to retain supplemental jurisdiction over the state antitrust claims, and dismissed them without prejudice. On April 30, 2004, the plaintiffs filed a notice of appeal in the district court, appealing the dismissals of their claims to the United States Court of Appeals for the Tenth Circuit. The appeal has been briefed and is awaiting oral argument before the Tenth Circuit. Oral argument has not yet been set, but will most likely occur in either January or March 2005. Although plaintiffs have appealed, we continue to believe that this lawsuit is without merit and we intend to contest it vigorously. We are unable to reasonably estimate the amount or range of amounts, if any associated with this litigation. However, we do not believe the suit will result in any material liability.

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

6.                       RELATED PARTY TRANSACTIONS

On January 1, 2002, JEI entered into an agreement to pay $450 each January 15th through 2009, with Jacobs Investments Management Company, Inc. 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two former directors of Colonial Holdings.  The agreement was entered into in order to assist JEI in its efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities.  Pursuant to the agreement, JEI paid $450 January 2004 and 2003 respectively.

JEI is an obligor on notes to Jacobs totaling $9,000 with interest only payable semi-annually at 12% per annum, and the principal amount due and payable on January 31, 2010.  These notes were issued in connection with the acquisition of certain Louisiana truck stops.  JEI is also the obligor on $10,489 of notes issued by the seller in connection with the acquisition of additional truck stops from an unaffiliated party.  These notes were acquired from the seller by Jacobs on February 13, 2003 for $7,000.  The terms of the Notes payable to Jacobs are identical to those of the seller notes described in our Form 10-K Report.

We provide monthly management and accounting services to truck stops owned by an affiliate. In addition, the affiliates purchase repair parts from us. Total charges to affiliates for management services and repair part purchases totaled $169 and $62 for the three month periods ended September 30, 2004 and 2003 respectively and $374 and $191 during the nine month periods ended September 30, 2004 and 2003 respectively.  Accounts receivables due from affiliate totaled $264 and $221 as of September 30, 2004 and December 31, 2003 respectively.

7.                      CAPITALIZED AND ABANDONED PROJECT COSTS

During the third quarter of 2004, we recorded a $2.6 million charge to operations which is attributable to the write-off of abandoned project costs.  Included in these costs is approximately $1.8 million related to development costs associated with a potential gaming site in D’Iberville, Mississippi.  After considering various development alternatives, we chose to abandon the project to pursue other alternatives which, in our estimation, would result in greater returns than the potential of the D’Iberville site.  The majority of these expenditures were primarily associated with land option payments and design, development and planning costs.  Further we charged to operations approximately $.5 million in direct acquisition costs consisting of option payments, legal and accounting fee expenditures associated with four separate unrelated parties to acquire seven video poker truck stop operations in Louisiana.  Based upon the results of the due diligence work, we abandoned the potential acquisitions with two of four sellers comprising five of the seven truck stop operations originally targeted for acquisition.  Finally, approximately $0.3 million in other capitalized costs were charged to operations due to abandonment of miscellaneous other projects.

Capitalized project costs of $0.4 million as of September 30, 2004 consists primarily of costs incurred for projects under current consideration.  These costs are primarily attributable to option payments, legal and accounting fee expenditures related to three separate and distinct asset purchase agreements with unrelated parties to acquire two video poker truck stop operations in Louisiana. The closings of the acquisitions are each contingent upon the resolution to our satisfaction of several due diligence matters, including the results of audits, and our ability to obtain financing.  The aggregate purchase price for these remaining acquisitions, which is based on the EBITDA of the individual entities as represented by each seller, is estimated to be approximately $12 million (based upon an aggregated estimated EBITDA of approximately $2 million). To obtain financing for these transactions, we will be required to obtain certain covenant waivers under our $125 million bond indenture.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the results of our operations for the three and nine month periods ended September 30, 2004 and 2003. You should read the following discussion and analysis in conjunction with our unaudited financial statements including the notes and other financial information contained in this Form 10-Q as well as our audited consolidated financial statements as of December 31, 2003 included in our Form 10-K report filed with the Securities and Exchange Commission (“10-K Report”). Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties. In this regard, see the section “Risk Factors” in Item 1 of our 10-K Report.

The historical information should not necessarily be taken as a reliable indicator of our future performance.

TABLE OF CONTENTS TO MANAGEMENT’S DISCUSSION AND ANALYSIS (MD&A)

Description of item

1.	Overview and discussion of our operations-i.e. how we look at things
2.	Comparison of our historical results of operations for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003
3.	EBITDA segment information and discussion of operations
4.	Liquidity and capital resources
5.	Significant accounting policies and estimates

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

When we analyze and run our business units, we focus on several measurements which we believe provide us with the necessary ratios and key performance indicators in order for us to determine “how we are doing” versus our competition and against our own internal goals and budgets. We confer monthly and discuss and analyze significant variances and try to identify trends and changes in the business. Additionally, we utilize EBITDA (earnings before interest, taxes, depreciation and amortization) as one of the methods of reviewing and analyzing the results of our operations of each property. While we recognize that EBITDA is not a generally accepted accounting principle (i.e. a non-GAAP financial measure), we nonetheless believe it is useful because it allows investors and management to evaluate and compare operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures, such as net income. Additionally, most analysts following the gaming industry utilize EBITDA as a financial measurement. Lastly, EBITDA is a key element of certain financial covenants in our debt agreements and as such is a critical component that we closely watch in order to determine our ability to achieve future growth and to ensure we are in compliance with our debt agreements.

In addition to the above measurements, we pay particular attention to our monthly and annual cash flow. Our business is sensitive to shifts in volumes and levels of activity and we find it necessary to watch our cash closely. Further, every six months (February 1st and August 1st) we have a cash interest payment due on our $125 million bond issuance amounting to $7.4 million. We have a $10 million revolving loan agreement with a lender on which we usually draw upon every six months in order to make our interest payments. This is generally a function of the timing of cash receipts from our operations coupled with the amount of cash we need to run the business—i.e. our “cash-inventory.” We estimate that we require approximately $12 to $13 million of cash-inventory to run our business. We may be able to reduce this amount when we are able to consolidate our cash from our various operations. This would reduce the amount of borrowings we would need to pay interest on our notes and/or to finance operations. This will be another by-product of our goal to centralize our business operations.

Our results of operations reflect the consolidated operations of all of our subsidiaries.

2. Comparison of our historical results of operations for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003.

The following table summarizes the consolidated operations of Jacobs Entertainment, Inc. for the three months ended September 30, 2004 and 2003:

	Three Months Ended
	September 30,		$	%
	2004	2003	Change	Variance
	(in millions)		increase (decrease)

REVENUES:
Gaming:
Casino	$27.7	$25.6	$2.1	8%
Truck stop	5.9	5.8	0.1	2%
Pari-mutuel	8.5	7.1	1.4	20%
Food and beverage	5.0	4.5	0.5	11%
Convenience store - Fuel	4.6	4.1	0.5	12%
Convenience store - Other	0.9	0.9
Hotel	0.4	0.4
Other	1.0	0.9	0.1	11%
Total revenues	54.0	49.3	4.7	10%
Promotional allowances	(5.4)	(5.1)	(0.3)	6%
Net revenues	$48.6	$44.2	$4.4	10%

COSTS AND EXPENSES:
Gaming:
Casino	$9.8	$9.4	$0.4	4%
Truck stop	3.1	2.9	0.2	7%
Pari-mutuel	6.9	6.0	0.9	15%
Food and beverage	2.7	2.5	0.2	8%
Convenience store - Fuel	4.3	3.8	0.5	13%
Convenience store - Other	1.0	1.0
Hotel	0.2	0.2
Marketing, general and administrative	11.4	10.3	1.1	11%
Abandoned project costs	2.6		2.6
Depreciation and amortization	2.4	2.4
Interest expense, net	4.8	4.9	(0.1)	-2%
Total costs and expenses	$49.2	$43.4	$5.8	13%

Net (Loss) Income	$(0.6)	$0.8	$(1.4)	-175%

Casino revenues increased $2.1 million or 8% from $25.6 million for the three months ended September 30, 2003 to $27.7 million for the three months ended September 30, 2004. The increase in casino revenue is a result of increased casino revenues at The Lodge of $1.3 million or 8%, the Gilpin of $.2 million or 3% and GDW of $0.6 million or 12%. We believe that the increase in the revenues at our properties is a result of several factors. Management has expanded capital expenditures in our slot product over the last year including the implementation of a Ticket-In Ticket-Out (“TITO”) system at the GDW.  Additionally, we realized positive results from our marketing efforts as we continue to receive more than our fair share (i.e. the percentage of casino revenues in our market as compared to the percentage of machines in our market).  Finally, casino revenues at our two Colorado properties were positively impacted due to construction disruption at two competing casinos.  It is anticipated that the competing casinos will have completed additions to their garage, restaurants and gaming facilities in the spring of 2005 with the completion of a hotel addition in the spring of 2006.

Truck stop revenues increased $0.1 million or 2% from $5.8 million for the three months ended September 30, 2003 to $5.9 million for the three months ended September 30, 2004.  The increase in gaming revenues is a result of additional marketing programs implemented to drive video poker revenue.

Pari-mutuel revenues increased $1.4 million or 20% from $7.1 million to $8.5 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The increase in revenues is primarily attributable to the new off track wagering facility that we opened in November 2003 in Richmond, Virginia, coupled with three additional live racing days at our track in New Kent, Virginia.

Food and Beverage revenues increased $0.5 million or 11% from $4.5 million to $5.0 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This increase is primarily attributable to an increase of $0.1 million at the Gilpin, $0.2 million at The Lodge, $0.1 at Colonial, and $0.1 at the truck stops in the current period as compared to the prior year.

Convenience store fuel revenues increased $0.5 million or 12% from $4.1 million to $4.6 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The increase is primarily attributable to the increase in the average price of fuel during the current three month period as compared to the same period of the prior year.

Promotional allowances increased $0.3 million or 6% from $5.1 million for the three months ended September 30, 2003 to $5.4 million for the three months ended September 30, 2004. The increase is primarily due to an increase of $0.2 million in promotional allowance at the Truck Stop facilities and a $0.1 million increase in promotional allowance at the Gilpin.  The increases in the Truck Stop and Gilpin’s promotional allowances are associated with increased complimentary food and beverage promotions for our players.

Casino expenses increased $0.4 million or 4% from $9.4 million to $9.8 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This increase is a result of an increase at The Lodge of $0.2 million or 4%, the Gilpin of $0.1 million or 7% and GDW of $0.1 million or 3%.  The increases in The Lodge, the Gilpin, and GDW casinos expenses are due to increased gaming taxes (due to increased gaming revenues), slot participation costs, general operating supplies and maintenance.

Truck stop expenses increased $0.2 million or 7% from $2.9 million to $3.1 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This increase is the result of higher repairs and maintenance and insurance expenses.

Pari-mutuel costs and expenses increased $0.9 million or 15% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This increase is primarily attributable to the new off track betting facility in Richmond which we opened in November 2003 and an increase in expense due to three additional live race days.

Food and beverage costs and expenses increased $0.2 million or 8% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.  The increase costs are primarily associated to the increase in food and beverage sales.

Convenience store fuel expenses increased $0.5 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This increase in fuel expenses is a result of an increase in the average cost per gallon from $1.31 during the three month period ended September 30, 2003 compared to $1.66 during the three month period ended September 30, 2004.

Marketing, general and administrative expenses increased $1.1 million or 11% for the current three months ended September 30, 2004 compared to the three months ended September 30, 2003. The increase associated with our operating units is primarily attributable to The Lodge of $0.2 million, the GDW of $0.2 million, Colonial of $0.3 and the truck stops of $0.1 million.  We believe that increased marketing costs at our operating units continued to drive increased revenues.  The increase in corporate overhead expenses of $0.3 million was generally due to an increase in labor, rent and political campaign costs in Virginia as well as an increase in travel, labor and consulting costs associated to Sarbanes Oxley Section 404 preparatory compliance work.

Abandoned project costs in the amount of $2.6 million were incurred during the three month period ended September 30, 2004.  Approximately $1.8 million of these costs were attributable to our election to abandon the development of a gaming site in D’Iberville, Mississippi.  These expenditures were primarily associated to land option payments and design development planning.  Approximately $0.5 million of these costs were attributable to our election to abandon the potential acquisition of various truck stop operations in Louisiana.  Approximately $0.3 million in other capitalized costs were charged to operations due to abandonment of miscellaneous other projects.

Net interest expense decreased $0.1 million from $4.9 million to $4.8 million for the three month period ended September 30, 2003 compared to the three month period ended September 30, 2004.  The change is primarily attributable to $0.1 million reduction in interest expense associated with reduced use of our $10 million revolving loan agreement and a reduction in average outstanding debt over the comparable three month periods.

The following table summarizes the consolidated results of operations of Jacobs Entertainment, Inc. for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended
	September 30,		$	%
	2004	2003	Change	Variance
	(in millions)		increase (decrease)

REVENUES:
Gaming:
Casino	$81.9	$72.5	$9.4	13%
Truck stop	18.5	18.3	0.2	1%
Pari-mutuel	25.0	21.7	3.3	15%
Food and beverage	13.5	12.4	1.1	9%
Convenience store - Fuel	13.2	13.4	(0.2)	-1%
Convenience store - Other	2.5	2.6	(0.1)	-4%
Hotel	1.0	1.1	(0.1)	-9%
Other	2.6	2.3	0.3	13%
Total revenues	158.2	144.3	13.9	10%
Promotional allowances	(15.3)	(15.0)	(0.3)	2%
Net revenues	$142.9	$129.3	$13.6	11%

COSTS AND EXPENSES:
Gaming:
Casino	$28.8	$26.7	$2.1	8%
Truck stop	9.6	9.2	0.4	4%
Pari-mutuel	20.1	17.8	2.3	13%
Food and beverage	7.2	6.7	0.5	7%
Convenience store - Fuel	12.3	12.3
Convenience store - Other	2.9	3.1	(0.2)	-6%
Hotel	0.5	0.6	(0.1)	-17%
Marketing, general and administrative	31.4	28.4	3.0	11%
Abandoned project costs	2.6		2.6
Depreciation and amortization	7.3	6.7	0.6	9%
Interest expense, net	14.6	14.6
Total costs and expenses	$137.3	$126.1	$11.2	9%

Net Income	$5.6	$3.2	$2.4	75%

Casino revenues increased $9.4 million or 13% from $72.5 million for the nine months ended September 30, 2003 to $81.9 million for the nine months ended September 30, 2004. The increase in casino revenue is a result of increased casino revenues at The Lodge of $5.7 million or 13%, the Gilpin of $2.0 million or 15% and GDW of $1.7 million or 11%. We believe that the increase in the revenues at our properties is a result of several factors. Management has expanded capital expenditures in our slot product over the last year including the implementation of a Ticket-In Ticket-Out (“TITO”) system at the GDW. Additional positive results were realized due to an extra day in February 2004 as compared to 2003 and the weather conditions in Black Hawk were much more favorable in February and March of 2004 as compared to 2003. Additionally, we realized positive results from our marketing efforts as we continue to receive more than our fair share (i.e. the percentage of casino revenues in our market as compared to the percentage of machines in our market).  Finally, casino revenues at our two Colorado properties were positively impacted due to construction disruption at two competing casinos.  It is anticipated that the competing casinos will have completed additions to their garage, restaurants and gaming facilities in the spring of 2005 with the completion of a hotel addition in the spring of 2006.

Truck stop revenues increased $0.2 million or 1% from $18.3 million for the nine months ended September 30, 2003 to $18.5 million for the nine months ended September 30, 2004.  The increase in gaming revenues is a result of additional marketing programs implemented to drive video poker revenue.

Pari-mutuel revenues increased $3.3 million or 15% from $21.7 million to $25.0 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increase in revenues for the current nine months is primarily attributable to the new off track wagering facility we opened in November 2003 in Richmond, Virginia, coupled with four additional live race days at our track in New Kent, Virginia.

Food and Beverage revenues increased $1.1 million or 9% from $12.4 million to $13.5 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase is attributable to an increase of $0.5 million at the Gilpin and $0.5 million at The Lodge, and $0.1 million at GDW.

Convenience store fuel revenues decreased $0.2 million or 1% from $13.4 million to $13.2 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  We reduced some of our promotional incentive programs during the current period in order to save costs resulting in lower fuel sales.  In addition, higher fuel prices contributed to reduced sales volume.

Convenience store other revenues decreased $0.1 million or 4% from $2.6 million to $2.5 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  Lower volume in our fuel sales carries over to reduced customer traffic in our convenience store.

Hotel revenues decreased $0.1 million or 9% from $1.1 million to $1.0 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  The reduction in room sales is a result of reduced average daily rate charges for our loyal gaming customer base.

Other revenues rose by $0.3 million or 13% for the nine months ended September 30, 2004 compared to the same period last year. We attribute this increase to re-negotiated vendor rebate contracts for ATM and cash advance services.

Promotional allowances increased $0.3 million or 2% from $15.0 million for the nine months ended September 30, 2003 to $15.3 million for the nine months ended September 30, 2004. The increase is primarily due to an increase of $0.2 million in promotional allowance at the Truck Stop facilities and a $0.1 million increase in promotional allowance at the Gilpin.  The increases in the Truck Stop and Gilpin’s promotional allowances are associated with increased complimentary food and beverage promotions for our players.

Casino expenses increased $2.1 million or 8% from $26.7 million to $28.8 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase is a result of an increase at The Lodge of $1.5 million or 9%, the Gilpin of $0.6 million or 11%.  The increase in The Lodge and the Gilpin casino expenses are due to increased gaming taxes (due to increased gaming revenues), slot participation costs, general operating supplies and maintenance.

Truck stop gaming expenses increased $0.4 million or 4% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase of $0.4 million is attributable to increases in repairs and maintenance and insurance expenses.

Pari-mutuel costs and expenses increased $2.3 million or 13% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase is primarily attributable to the new off track betting facility in Richmond which we opened in November 2003 and an increase in expense due to additional live race days.

Food and beverage costs and expenses increased $0.5 million or 7% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  The increase costs are primarily associated to the increase in food and beverage sales.

Convenience store other expenses decreased $0.2 million or 6% from $3.1 million to $2.9 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  Lower volume in our fuel sales carries over to reduced customer traffic in our convenience store.

Hotel expenses decreased $0.1 million or 17% from $0.6 million to $0.5 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  The reduction in hotel expense is a result of increased complimentary hotel room stays.  The cost of hotel room complimentary is charged to casino expense.

Marketing, general and administrative expenses increased $3.0 million or 11% from $28.4 million for the nine month period ended September 30, 2003 to $31.4 million for the nine month period ended September 30, 2004. The increase associated with our operating units is primarily attributable to The Lodge of $1.0 million, the GDW of $0.3 million, Colonial of $0.7 and the truck stops of $0.3 million.  We believe that increased marketing costs at our operating units continued to drive increased revenues. The increase in corporate overhead expenses of $0.7 million was generally due to an increase in labor, rent and political campaign costs in Virginia as well as an increase in travel, labor and consulting costs associated with Sarbanes Oxley Section 404 preparatory compliance work.

Abandoned project costs in the amount of $2.6 million were incurred during the nine month period ended September 30, 2004.  Approximately $1.8 million of these costs were attributable to our election to abandon the development of a gaming site in D’Iberville, Mississippi.  These expenditures were primarily associated to land option payments and design development planning.  Approximately $0.5 million of these costs were attributable to our election to abandon the potential acquisition of various truck stop operations in Louisiana.  Approximately $0.3 million in other capitalized costs were charged to operations due to abandonment of miscellaneous other projects.

Depreciation and amortization expense increased $0.6 million or 9% from $6.7 million to $7.3 million for the nine month period ended September 30, 2003 compared to the nine months ended September 30, 2004. The increase is attributable primarily to The Lodge of $0.2 million, GDW of $0.1 million, Gilpin of $0.1 million, Colonial of $0.1 million and the truck stops of $0.1 million.  These increases are primarily a result of slot machine and other equipment acquisition in addition to the Gilpin expansion.

3. EBITDA segment information and discussion of operations

As discussed in Note 4 to the notes to unaudited consolidated financial statements above, we have four segments representing the geographic regions of our operations. Each segment is managed separately because of the unique characteristics of revenue stream and customer base.

The Colorado segment consists of The Lodge and Gilpin casinos and the Nevada segment consists of the Gold Dust West casino. The Virginia segment consists of Colonial’s pari-mutuel operations and the Louisiana operations consist of Jalou’s truck plaza/video poker facilities.

The following is a discussion of our results of operations by segment, for the three and nine month periods ended September 30, 2004 compared to the three and nine month periods ended September 30, 2003

The information presented is by each segment in which we have operations and also presents our EBITDA (earnings before interest, taxes, depreciation and amortization) for each segment. We believe that the presentation of a non-GAAP financial measure such as EBITDA is useful because it allows investors and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our properties using EBITDA measures as do most analysts following the gaming industry. Additionally, EBITDA is an element of certain financial covenants in our debt agreements and as such is a critical component that we closely watch in order to determine our ability to achieve future growth and to ensure we are in compliance with our debt agreements. We are presenting EBITDA in the tables below as supplemental information and to provide further discussion and analysis of our operating results. EBITDA can be reconciled directly to our consolidated net income by adding the amounts shown for depreciation, amortization, and interest. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. The components of operations presented below differ from the analysis provided above for actual results as many items are reclassified or grouped in order to show our operations by the segments we measure. The following presentations reflect 100% of the operations for all entities for the respective three and nine month periods and, therefore, management believes this represents another way of presenting our operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In Thousands)		(In Thousands)

NET REVENUES
Colorado	$21,126	$19,454	$62,418	$53,857
Nevada	5,791	5,124	16,700	14,995
Louisiana	11,795	11,300	35,578	35,801
Virginia	9,876	8,289	28,135	24,596

Total net revenues	$48,588	$44,167	$142,831	$129,249

COSTS AND EXPENSES
Colorado	$14,804	$14,041	$43,370	$39,856
Nevada	3,817	3,656	10,881	10,525
Louisiana	9,531	8,710	27,965	27,502
Virginia	9,390	8,172	25,984	22,995
Net corporate overhead	4,474	1,519	7,125	3,787

Total costs and expenses	$42,016	$36,098	$115,325	$104,665

EBITDA
Colorado	$6,322	$5,413	$19,048	$14,001
Nevada	1,974	1,468	5,819	4,470
Louisiana	2,264	2,590	7,613	8,299
Virginia	486	117	2,151	1,601
Net corporate overhead	(4,474)	(1,519)	(7,125)	(3,787)

EBITDA	$6,572	$8,069	$27,506	$24,584

The following table sets forth a reconciliation of EBITDA, a non-GAAP financial measure to net income, a GAAP financial measure.

Reconciliation of EBITDA to net income

Three months ended September 30, 2004	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income (Loss)
Colorado	$6,322	$1,178	$3	$2,699	$2,448
Nevada	1,974	350		786	838
Louisiana	2,264	439	1	496	1,330
Virginia	486	357	6	29	106
Corporate overhead	(4,474)	44	14	856	(5,360)
TOTAL	$6,572	$2,368	$24	$4,866	$(638)

Three months ended September 30, 2003	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income (Loss)
Colorado	$5,413	$1,250	$2	$2,738	$1,427
Nevada	1,468	315		780	373
Louisiana	2,590	413	7	491	1,693
Virginia	117	339	7	74	(289)
Corporate overhead	(1,519)	38		877	(2,434)
TOTAL	$8,069	$2,355	$16	$4,960	$770

Nine months ended September 30, 2004	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Colorado	$19,048	$3,724	$5	$8,112	$7,217
Nevada	5,819	1,059		2,356	2,404
Louisiana	7,613	1,290	2	1,492	4,833
Virginia	2,151	1,071	17	111	986
Corporate overhead	(7,125)	133	14	2,564	(9,808)
TOTAL	$27,506	$7,277	$38	$14,635	$5,632

Nine months ended September 30, 2003	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Colorado	$14,001	$3,500	$4	$8,058	$2,447
Nevada	4,470	914		2,342	1,214
Louisiana	8,299	1,202	13	1,436	5,674
Virginia	1,601	1,010	24	220	395
Corporate overhead	(3,787)	92		2,620	(6,499)
TOTAL	$24,584	$6,718	$41	$14,676	$3,231

Colorado

JEI owns 100% of BHWK and BHWK owns the Gilpin Hotel Casino and The Lodge, which are located in Black Hawk, Colorado.

The following discussion pertains to the results of operations of The Lodge and Gilpin properties (i.e. our Colorado segment).

A summary of the net revenue, costs and expenses and EBITDA of our Colorado properties is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In Thousands)		(In Thousands)
Net revenues
Lodge	$16,437	$14,976	$48,598	$42,337
Gilpin	4,689	4,478	13,820	11,520

Total net revenues	21,126	19,454	62,418	53,857

Costs and expenses
Lodge	11,134	10,372	32,603	29,786
Gilpin	3,670	3,669	10,767	10,070

Total costs and expenses	14,804	14,041	43,370	39,856

EBITDA
Lodge	5,303	4,604	15,995	12,551
Gilpin	1,019	809	3,053	1,450

EBITDA	$6,322	$5,413	$19,048	$14,001

The following table sets forth a reconciliation of EBITDA, a non-GAAP financial measure to net income (loss), a GAAP financial measure.

Reconciliation of EBITDA to net income

Three months ended September 30, 2004	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Lodge	$5,303	$811	$3	$2,094	$2,401
Gilpin	1,019	367		605	47
TOTAL	$6,322	$1,178	$3	$2,699	$2,448

Three months ended September 30, 2003	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income (Loss)
Lodge	$4,604	$843	$2	$2,086	$1,677
Gilpin	809	407		652	(250)
TOTAL	$5,413	$1,250	$2	$2,738	$1,427

Nine months ended September 30, 2004	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Lodge	$15,995	$2,621	$4	$6,286	$7,092
Gilpin	3,053	1,103	1	1,826	125
TOTAL	$19,048	$3,724	$5	$8,112	$7,217

Nine months ended September 30, 2003	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income (Loss)
Lodge	$12,551	$2,470	$3	$6,268	$3,816
Gilpin	1,450	1,030	1	1,790	(1,369)
TOTAL	$14,001	$3,500	$4	$8,058	$2,447

Results of operations for the three months ended September 30, 2004 compared to the three months ended September 30, 2003

Colorado

Net Revenues. The $1.7 million increase in net revenues of our Colorado operations for the three months ended September 30, 2004 compared to the same period of 2003 is attributable to an increase in net revenue at the Gilpin of $.2 million and $1.5 million at The Lodge. We believe that the increase in the revenues at our Colorado properties is a result of several factors. Management has expanded capital expenditures in our slot product in Colorado over the past year attempting to provide the latest games available in the market. In addition, casino revenues at our two Colorado properties continue to be positively impacted due to construction disruption at two competing casinos.

Costs and Expenses. Total costs and expenses associated with our Colorado operations increased $0.8 million for the three months ended September 30, 2004 compared to the same period of 2003. The increase was a result of increased costs and expenses at The Lodge of $0.8 million.  The increase in costs and expenses attributable to The Lodge was a result of increased gaming taxes, food and beverage cost of sales, slot participation, and marketing related expenses.

Nevada

As previously discussed, our Nevada operations consist of the Gold Dust West, located in Reno, Nevada.

Net revenues.  The net revenues of GDW increased by $0.7 million for the three-month period ended September 30, 2004 as compared to the same period of 2003. Management has expanded capital expenditures in our slot product over the last year including the implementation of a Ticket-In Ticket-Out (“TITO”) system.  Additionally, we continue to realize success with our marketing and slot club efforts.

Costs and Expenses.  Costs and expenses of GDW increased $0.2 million for the three month period ending September 30, 2004 as compared to the same period of 2003. The increase in costs and expenses attributable to GDW was a result in increased gaming taxes, slot participation, and repairs and maintenance expenses. As a result, our EBITDA at the Gold Dust West for the three months ended September 30, 2004 and 2003 was $2.0 million and $1.5 million respectively.

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

Net revenues. The Louisiana truck plazas generated net revenues of $11.8 million for the three months ended September 30, 2004 compared to $11.3 million for the three months ended September 30, 2003. This $0.5 million increase is primarily due to an increase in convenience store fuel revenue.

Costs and Expenses. The Louisiana truck plazas’ costs and expenses were $9.5 million and $8.7 million for the three months ended September 30, 2004 and 2003 respectively. The increase in costs and expenses of $0.8 million is primarily the result of the increase in convenience store fuel revenues and video poker expenses.

Earnings Before Interest, Taxes, Depreciation and Amortization. The Louisiana truck plazas EBITDA was $2.3 million for the three months ended September 30, 2004 compared to $2.6 million for the same period in 2003, resulting in a decrease in EBITDA of $0.3 million.

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

On April 28, 2004, the Virginia Racing Commission granted Colonial a license to accept wagers over the telephone or through the internet through its advanced deposit wagering system. The advanced deposit wagering system became fully operational late in the third quarter 2004.

On November 2, 2004, voters in Henry, Scott and Westmoreland Counties, Virginia passed referendums authorizing a satellite wagering facility in each of their counties.  As voter approval has been obtained, the Virginia Racing Commission has the authority to grant a license for each facility to an entity that holds an unlimited license for pari-mutuel operations in Virginia.  As we hold the only unlimited pari-mutuel license in Virginia, we anticipate obtaining approval from the Virginia Racing Commission.

Results of Operations for the three months ended September 30, 2004, compared to the three months ended September 30, 2003

Total Revenues. Colonial generated net revenues for the three months ended September 30, 2004 of $9.9 million compared to $8.3 million for the same period of 2003. The increase of total revenues of $1.6 million or 19%, is due primarily to the new off track wagering facility we opened in November 2003 and three additional live racing days.

Costs and expenses. Colonial’s direct operating costs and expenses were $9.4 million for the three months ended September 30, 2004 compared to $8.2 million for the same period of 2003. This increase is primarily attributable to the opening of the new off-track betting facility in Richmond which we opened in November 2003 and an increase in expense due to additional live race days.

Earnings Before Interest, Taxes, Depreciation and Amortization. Colonial’s EBITDA was $0.5 million and $0.1 million for the three month periods ended September 30, 2004 and 2003 respectively.

Corporate Overhead

Costs and expenses. Corporate overhead costs and expenses increased from $1.5 million in the three months ended September 30, 2003 to $4.5 million in the same period of 2004. This increase is primarily due to a $2.6 million charge to earnings associated to the abandonment of projects during the quarter.  In addition, an increase of $0.4 million is attributable to general corporate overhead expenses.  The increase in corporate overhead expenses was attributable to an increase in labor, rent and political campaign costs in Virginia as well as an increase in travel, labor and consulting costs associated with Sarbanes Oxley Section 404 preparatory compliance work.

Results of operations for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Colorado

Net Revenues. The $8.6 million increase in net revenues of our Colorado operations for the nine months ended September 30, 2004 compared to the same period of 2003 is attributable to an increase in net revenue at the Gilpin of $2.3 million and $6.3 million at The Lodge. During the nine month period ending September 30, 2003 the Gilpin was under construction which had a negative impact on its operations. Management has expanded capital investments in our slot product in Colorado over the past year to provide the latest games available in the market. Additional net revenues were also realized due to an extra day in February 2004 as compared to 2003 and the weather conditions in Black Hawk were much more favorable in February and March of 2004 as compared to 2003. Casino revenues at our two Colorado properties were also positively impacted due to construction disruption at two competing casinos.

Costs and Expenses. Total costs and expenses associated with our Colorado operations increased $3.5 million for the nine months ended September 30, 2004 compared to the same period of 2003. The increase was a result in increased costs and expenses at The Lodge of $2.8 million and at the Gilpin of $0.7 million. The increase in costs and expenses attributable to The Lodge was the result of an increase in gaming taxes, food and beverage cost of sales, slot participation, and marketing related expenses. The increase of $0.7 million in costs and expenses attributable to the Gilpin was the result of increased gaming taxes, food and beverage cost of sales, slot participation, and marketing related expenses.

Nevada

The net revenues of GDW increased by $1.7 million for the nine-month period ended September 30, 2004 as compared to the same period of 2003. Management has expanded capital investments in our slot product over the last year including the implementation of a Ticket-In Ticket-Out (“TITO”) system. Additional net revenues were realized due to an extra day in February 2004 as compared to 2003. Finally, we continue to realize success with our marketing and slot club efforts.

Our costs and expenses increased $0.4 million for the nine month period ending September 30, 2004 compared to the same period of 2003. The increase in costs and expenses attributable to GDW was a result in increased gaming taxes, slot participation, and repairs and maintenance expenses. As a result, our EBITDA at GDW for the nine months ended September 30, 2004 and 2003 was $5.8 million and $4.5 million respectively.

Louisiana

Net revenues. The Louisiana truck plazas generated net revenues of $35.6 million for the nine months ended September 30, 2004 compared to $35.8 million for the nine months ended September 30, 2003. This $0.2 million decrease is primarily due to a reduction in convenience store fuel revenues.

Costs and Expenses. The Louisiana truck plazas’ costs and expenses were $28.0 million and $27.5 million for the nine months ended September 30, 2004 and 2003 respectively. The increase in costs and expenses of $0.5 million is primarily a result of increased cost of video poker operations.

Earnings Before Interest, Taxes, Depreciation and Amortization. The Louisiana truck plazas EBITDA was $7.6 million for the nine months ended September 30, 2004 compared to $8.3 million for the same period in 2003, resulting in a decrease in EBITDA of $0.7 million.

Virginia

Total Revenues. Colonial generated net revenues for the nine months ended September 30, 2004 of $28.1 million compared to $24.6 million for the same period of 2003. The increase of total revenues of $3.5 million or 14%, is due primarily to the new off track wagering facility we opened in November 2003, and four additional live race days.

Costs and expenses. Colonial’s direct operating costs and expenses were $25.9 million for the nine months ended September 30, 2004 compared to $23.0 million for the same period of 2003. This increase is primarily attributable to the opening of the new off track betting facility in Richmond which we opened in November 2003 and an increase in purse expense due to additional live race days.

Earnings Before Interest, Taxes, Depreciation and Amortization. Colonial’s EBITDA was $2.2 million and $1.6 million for the nine month periods ended September 30, 2004 and 2003, respectively.

Corporate Overhead

Costs and expenses. Corporate overhead costs and expenses increased from $3.8 million in the nine months ended September 30, 2003 to $7.1 million in the current period of 2004. The $3.3 million increase is primarily due to a $2.6 million charge to earnings associated with the abandonment of projects during the current nine month period.  The increase in corporate overhead expenses of $0.7 million is attributable to an increase in labor, rent and political campaign costs in Virginia as well as an increase in travel, labor and consulting costs associated with Sarbanes Oxley Section 404 preparatory compliance work.

4. Liquidity and capital resources

As of September 30, 2004, we had cash and cash equivalents of $17.3 million compared to $16.2 million in cash and cash equivalents as of December 31, 2003. The $1.1 million increase in cash and cash equivalents is the net result of $12.0 million net cash provided by operating activities, $8.7 million net cash used in investing activities, and $2.2 million used in financing activities.

We have a $10 million revolving loan agreement of which $10 million was available as of September 30, 2004 and December 31, 2003. The trustee under the indenture of the senior secured notes executed an intercreditor agreement with the lender under the revolving loan agreement, which, among other things, subordinated some of the liens securing the senior secured notes and the guarantees to the indebtedness under the revolving loan agreement. The revolving loan agreement carries an interest rate of 1.75% above the prime rate and expires in July 2007.

As of September 30, 2004, our total debt approximates $147 million. Our future liquidity, which includes our ability to make semi-annual interest payments, depends upon our future overall success. Additionally, our ability to integrate our operations is a significant factor in the overall generation of our cash flows from operations.

On March 8, 2004, the Virginia Racing Commission granted a license to Colonial to open its sixth off-track wagering facility in Vinton, Virginia. Construction of the facility started in the second quarter of 2004 and cost approximately $3.5 million. We have funded the construction with cash from our operations. The facility opened for business on October 11, 2004.

On November 2, 2004, voters in Henry, Scott and Westmoreland Counties, Virginia passed referendums allowing a satellite wagering facility in each of their counties.  The Virginia Racing Commission has the authority to grant a license for a satellite wagering facility to an entity that holds an unlimited pari-mutuel racing license in Virginia.  Colonial Downs is currently the only unlimited license holder in Virginia.  We anticipate applying for licenses for satellite wagering facilities in these countries in the first quarter of 2005.  If the licenses are granted, we would anticipate commencing construction of these three additional off-track wagering facilities at an approximate cost of $1.5 to $3.5 million per facility in these counties sometime during 2005 with a scheduled opening approximately six to seven months after construction begins.  Presently, our best estimate that we will be able to construct these facilities out of our existing $10 million revolving loan and existing cash flow from operations.  Any additional increase to our current debt levels would require bondholder approval until such time that our “interest coverage ratio” exceeds 2.0 to 1 (see additional discussion below).

We do not have any off-balance sheet financing arrangements or transactions with unconsolidated, limited purpose entities nor are any contemplated in the future.

We believe that our cash flow from operations, cash and cash equivalents and the availability of our revolving loan agreement of $10 million discussed above will be adequate to meet our debt service obligations as well as our capital expenditure requirements for the next twelve months. However, we can give no assurance that these sources of cash will be sufficient to enable us to do so. We may need to enter into new financing arrangements and raise additional capital in the future if we are unable to sustain our current operations. Our ability to incur additional debt is further restricted by the terms and covenants of our senior secured notes. We can give no assurance that we will be able to raise capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, which further heightens the related risks we currently face.

We also face the risk that there could be a decline in the demand for our products and services, which would reduce our ability to generate funds from operations. While we believe our cash flows are geographically diverse, at present we do have a significant concentration of cash flows generated in the Black Hawk gaming market. Should the Black Hawk market decline or become saturated or should competition erode our market share, we would suffer a decline in available funds generated from operations. If this were to occur, there exists the possibility that our credit rating could be downgraded, which would further reduce our ability to access the capital markets and obtain additional or alternative financing. Particularly in this regard, see the section “Risk Factors” in Item I of our 10-K Report.

The following table provides disclosure concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of September 30, 2004.

(In Thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$229,788	$18,039	$35,535	$163,259	$12,955
Operating leases (2)	12,891	933	1,655	1,218	9,085
Other long-term obligations (3)	3,496	1,158	1,438	900
Total contractual cash obligations	$246,175	$20,130	$38,628	$165,377	$22,040

(1)                   Long-term debt includes principal and interest amounts owing under the terms of the Senior Notes, the revolving loan agreement, the Black Hawk special assessment bonds, indebtedness of Colonial Holdings, and subordinated debt to affiliates.

(2)                   Operating leases include a land and warehouse lease for the Gold Dust West in Reno, Nevada, as well as other leases for property and equipment.

(3)                   Other long-term obligations include the commitment of our truck stop operations to pay $1 per video poker machine per day, plus $1,000 per machine annually in licensing to an outside party to maintain its video poker machines in our truck stop premises. Other long-term obligations also include amounts payable under employment contracts described in our Form 10-K Report. Other long-term obligations include amounts payable under an agreement with a related party in the amount of $450 annually through 2009 (See Note 6 to the financial statements)

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

Further, the Indenture with our bondholders restricts additional payments to our shareholders until such time that our “interest coverage ratio” (generally defined as being our EBITDA divided by our interest expense) exceeds 2.0 to 1. Through September 30, 2004 the Company’s interest coverage ratio on a trailing four-quarter basis has not exceeded 2.0 to 1 and therefore no additional distributions (beyond the tax distributions discussed above) have been made to our shareholders. However, if and when our interest coverage ratio exceeds 2.0 to1, we would anticipate an additional outflow of funds generated from operations amounting to 50% of our consolidated net income for the period (taken as one accounting period) from the date of the Indenture to the end of our most recently ended fiscal quarter for which internal financial statements are available.

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

Property and equipment

We have a significant investment in long-lived property and equipment representing approximately 72% of our total assets. We estimate that the undiscounted future cash flows expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimate of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results. We review the carrying value of our property and equipment when events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use.  Further, we assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each class of assets.  Should the actual useful life of a class of assets differ from the estimated useful life, we would record an impairment charge. We review useful lives and obsolescence and assess the commercial viability of our assets periodically.

Goodwill and other intangible assets

We have approximately $26.8 million in Goodwill recorded on our consolidated balance sheet resulting from the acquisition of other businesses.  We do not have any other nonamortizing intangible assets on our consolidated balance sheet. We adopted an accounting standard in 2002 requiring an annual review of goodwill for impairment. The annual evaluation of goodwill requires the use of estimates about future operating results of each reporting unit to determine its estimated fair value.  Changes in forecasted operations can materially affect these estimates.  Once an impairment of goodwill has been recorded, it cannot be reversed.  We completed our initial assessment for impairment of goodwill in 2002 and determined that no impairment of our balances existed.  Further, we performed our most recent annual impairment test as of September 30, 2004 and determined that goodwill was not impaired.  Finally, we have reassessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. On February 8, 2002 we issued $125.0 million in 11 7/8 % senior secured notes due in 2009. The proceeds of these notes were used to finance our acquisitions and for working capital purposes. Substantially all of our debt bears interest at a fixed rate, except our $10 million revolving loan agreement (which has no amounts outstanding as of September 30, 2004), which bears interest at 1.75% above the prime rate published by Wells Fargo Bank, N.A.

If market interest rates increase, our cash requirements for interest on the revolving loan agreement balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the revolving loan agreement balance would also decrease.

There would be no change in our cash requirements for interest payments should market rates increase or decrease by 10% compared to interest rate levels at September 30, 2004.

We currently do not invest in derivative financial instruments, interest rate swaps or other similar investments to alter interest rate exposure

Item 4.     Controls and Procedures

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to September 30, 2004.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

On May 25, 2001, a lawsuit was filed in the United States District Court for the District of Colorado (Case No. 01-D-0964) by Central City, several casino operators located in Central City and others against the City of Black Hawk, the Black Hawk Gaming Association (formerly the Black Hawk Casino Owners Association) and several casino operators located in the City of Black Hawk, including Black Hawk Gaming. The suit alleges that the defendants caused economic harm to the plaintiffs by engaging in a conspiracy and scheme to harm competition, restrain trade and monopolize the gaming industry in the Gilpin County, Colorado market in violation of federal and state constitutional, statutory and common law. Also, the complaint alleges that starting in 1996, the City of Black Hawk began interfering with Central City’s plans to construct a road directly from Interstate 70 to Central City. The plaintiffs seek compensatory, treble and exemplary damages against the defendants in amounts to be proven at trial along with interest, costs and attorneys’ fees. In March 2003, Central City’s city council voted to withdraw from the lawsuit. Central City has since been dismissed from the lawsuit. The remaining plaintiffs have continued to pursue the lawsuit. On March 26, 2003, the district court entered an order dismissing with prejudice the plaintiffs’ seventh, eighth, eleventh, twelfth and thirteenth claims for relief (i.e., the state common law claims and the claims under RICO and its Colorado statutory counterpart (COCCA)). On March 31, 2004, the district court dismissed with prejudice the federal antitrust claims. The court declined to retain supplemental jurisdiction over the state antitrust claims, and dismissed them without prejudice. On April 30, 2004, the plaintiffs filed a notice of appeal in the district court, appealing the dismissals of their claims to the United States Court of Appeals for the Tenth Circuit. The appeal has been briefed and is awaiting oral argument before the Tenth Circuit.  Oral argument has not been set, but will most likely occur in either January or March 2005. Although plaintiffs have appealed, we continue to believe that this lawsuit is without merit and we intend to contest it vigorously. We are unable to reasonably estimate the amount or range of amounts, if any associated with this litigation. However, we do not believe the suit will result in any material liability.

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

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits;  The following exhibits are filed herewith:

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d — 14(a) under Securities Exchange Act of 1934, filed under exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d — 14(a) under Securities Exchange Act of 1934, filed under exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

99.1	Significant guarantor information.

(b) Reports on Form 8-K

On August 6, 2004, the Company filed a report on Form 8-K under Items 7 and 12 reporting the results of the registrant’s operations for the three and nine month periods ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jacobs Entertainment, Inc.

Registrant

Date: November 10, 2004	By:	/s/ Jeffrey P. Jacobs
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