Form 10-K
period 2004-12-31
JACOBS ENTERTAINMENT INC
filed 2005-03-28
CIK 1173284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 15, 2005
Common Stock, $0.01 par value	1,500 shares

DOCUMENTS INCORPORATED BY REFERENCE:  None

See the exhibit index which appears on page E-1.

JACOBS ENTERTAINMENT, INC.

2004 ANNUAL REPORT ON FORM 10-K

Table of Contents

Item	Description

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosure about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services
Item 15.	Exhibits and Financial Statement Schedules

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

PART I

Item 1.                    Business

Introduction

Jacobs Entertainment, Inc. (“Jacobs Entertainment”) was formed as a Delaware corporation on April 17, 2001. On February 22, 2002, we completed the transactions described below, which were primarily funded by the proceeds from the issuance of $125 million in senior secured notes on February 8, 2002. These notes bear an 11 7/8 % interest rate and are due in 2009. The principal components of the transactions are as follows.

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

As a result of these transactions, we are a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Louisiana, Nevada and Virginia. We own and operate three casinos, nine truck plaza video gaming facilities (one is leased) and a horseracing track with six satellite wagering facilities (two are leased). We received a gaming license for a seventh satellite facility on March 16, 2005. In addition, we are a party to an agreement that entitles us to a portion of the gaming revenue from an additional truck plaza video gaming facility. On March 2, 2005, we acquired three of our nine truck plaza video gaming facilities as more fully described under Item 13 below.

All of our gaming facilities target local customers and emphasize revenues from slot machine play or video gaming, or both. For the year ended December 31, 2004, our net revenues were approximately $190 million. See note 14 to our consolidated financial statements for information concerning the operational performance of the segments of our business.

The following table sets forth certain information and property level EBITDA (excluding corporate overhead) of our properties:

			As of December 31, 2004			Year Ended December 31, 2004
Property	Location	Facility Type	Approximate Gaming Square Footage	Gaming Machines	Table Games	Percentage of Gaming Revenue from Machines	Property Level EBITDA (1)
							(in thousands)
The Lodge Casino	Black Hawk, Colorado	Land-based casino	25,000	900	30	91%	$20,171
Gilpin Hotel Casino	Black Hawk, Colorado	Land-based casino	16,000	480	4	99	4,043
Gold Dust West Casino	Reno, Nevada	Land-based casino	17,500	500	0	100	7,535
Louisiana Truck Plazas (existing)	Louisiana (various locations)	Video gaming	13,000	340	0	100	10,110
Colonial Downs Racetrack and satellite wagering facilities	Virginia (various locations)	Horse racing and pari-mutuel wagering	N/A	N/A	N/A	N/A	1,601
Total			71,500	2,220	34		$43,460

(1)                    Property Level EBITDA excludes corporate overhead expense of approximately $9,314 million in the aggregate for all of our properties.

The following is a reconciliation of our property level EBITDA to our property level net income:

		Depreciation
		and	Interest	Interest	Net
Year ended December 31, 2004	EBITDA(1)	Amortization	Income	Expense	Income

The Lodge Casino	$20,171	$3,385	$10	$8,378	$8,418
Gilpin Hotel Casino	4,043	1,453	3	2,429	164
Gold Dust West	7,535	1,436	3	3,142	2,960
Louisiana Truck Plazas (existing)	10,110	1,749	3	1,989	6,375
Colonial Downs	1,601	1,544	29	121	(35)
Total Property Level EBITDA	43,460	9,567	48	16,059	17,882
Corporate overhead	(9,314)	178	16	3,419	(12,895)
Total	$34,146	$9,745	$64	$19,478	$4,987

(1)                                  Please see note 7 on page 38 hereof for a discussion of EBITDA, a non-GAAP financial measure.

Our Properties and Operations

The Lodge Casino—Black Hawk, Colorado. The Lodge Casino in Black Hawk, Colorado, which commenced operations in June 1998, is one of 21 casinos located in the gaming district of Black Hawk. The Lodge services the greater Denver metropolitan area population of approximately 2.4 million located 40 miles east of Black Hawk, as well as customers from nearby communities such as Boulder and Fort Collins, Colorado and Cheyenne, Wyoming. We believe that most of The Lodge’s customers are primarily day trip patrons who reside in the greater Denver metropolitan area. As of December 31, 2004, the Black Hawk market had approximately 9,365 gaming devices (slot machines, blackjack and poker tables) generating approximately $524 million in revenues for the year then ended. We are one of the largest gaming facilities in the market.

The Lodge is located on a 2.5 acre site that abuts State Highway 119, with approximately 25,000 square feet of gaming space on two floors containing 900 slot machines and 30 table games, 50 hotel rooms, three restaurants, four bars and onsite parking for 600 vehicles. Our property includes The White Buffalo Grille, an upscale dining facility and a buffet that was completely remodeled in 2002 at a cost of $1 million. Black Hawk has no significant lodging facilities other than our facility and the Isle of Capri, which has a 237-room hotel at its Black Hawk casino and an additional 160 rooms under construction which is anticipated to open in March 2005. Another competitor has announced plans to construct a 300-room hotel directly across from our Lodge casino.

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

The Gilpin Hotel Casino—Black Hawk, Colorado. The Gilpin Hotel Casino, which commenced operations in October 1992, is a 37,000 square foot facility located on a one acre site in the central Black Hawk gaming district. We expanded our facility through the acquisition of an adjacent casino in early 1994. We were one of the first casinos opened in Colorado following the legalization of casino gaming in 1991. We offer 480 slot machines,  a restaurant and two bars. We also offer slot club, busing and other promotional programs, and have available to our customers 200 surface parking spots in the heart of historic Black Hawk.

We commenced a remodeling and expansion of the Gilpin Hotel Casino in the third quarter of 2002 to place all gaming operations on a single floor and to upgrade and renovate the overall structure. These improvements cost approximately $7.8 million and were completed in June 2003. Although we experienced construction and other disruptions that adversely affected our business during the remodeling period, we believe these renovations have enhanced the Gilpin Hotel Casino’s competitiveness in the Black Hawk market. Further, in November 2004, we began a renovation of the third floor of the Gilpin Hotel Casino, which was completed in March 2005 at an approximate cost of $1.8 million. This addition, called the Gilpin Poker Room, will initially add 16 live action poker tables with the space to add an additional 4 tables.

The Gold Dust West Casino—Reno, Nevada. The Gold Dust West Casino, located on 4.6 acres in Reno’s central downtown gaming district, has been operating since 1978. The casino caters to residents of Reno and surrounding areas and has about 17,500 square feet of gaming space, currently accommodating 500 slot machines. We offer the Wildwood Restaurant, a 6,600 square foot dining facility, 106 motel rooms, and surface parking for 300 vehicles. We implemented a slot player tracking system in September 2001, which has facilitated improvement of the casino’s operating results. During 2002, we made several improvements to the property including a significant remodeling of the Wildwood kitchen and serving line, the addition of outdoor signage, and general landscaping improvements. The Reno/Sparks, Nevada market area generated approximately $1.0 billion of gaming revenues during each of the years ended December 31, 2002, 2003 and 2004. There were 36 casinos in the Reno/Sparks market area at December 31, 2004.

Louisiana Gaming Properties. Our truck plaza properties consist of six truck plaza video gaming facilities located in Louisiana and we share in the gaming revenues from an additional Louisiana truck plaza gaming facility. We acquired three additional truck plaza video gaming facilities on March 2, 2005 as described in Item 13. Our properties include the Houma Truck Plaza and Casino in Houma; Winner’s Choice Casino in Sulphur; Lucky Magnolia Truck Stop and Casino in St. Helena Parish; Bayou Vista Truck Plaza and Casino in Bayou Vista; Colonel’s Truck Plaza and Casino in Thibodaux; and Raceland Truck Plaza and Casino in Raceland. Our three new truck plaza properties include Breaux Bridge in St. Martin Parish, Eunice in St. Landry Parish and Jefferson in Jefferson Parish (a leased property). Breaux Bridge is currently operating with 50 gaming devices; Eunice was granted its gaming license on March 15, 2005 and expects to commence gaming operations in late March 2005; we filed an application for a gaming license for Jefferson on February 25, 2005 and we expect to commence gaming operations at that facility in June 2005, assuming we obtain gaming approval. We are also party to an agreement that entitles us to a portion of the gaming revenues from Cash’s Truck Plaza and Casino in Lobdell. Each truck plaza features a convenience store, fueling operations, a restaurant operating not fewer than 12 hours per day, and 50 video poker devices (except for Lucky Magnolia Truck Stop and Casino, which has 40 devices).

The Louisiana video gaming industry consists of video gaming in 31 of Louisiana’s 64 parishes. The industry is highly regulated and video gaming machines can only be placed in qualifying bars, restaurants, hotels, satellite wagering facilities and truck plazas. In order to qualify for video gaming, a truck plaza must offer diesel fuel, gasoline, a convenience store, a restaurant and a place for truck drivers to shower and sleep. Our video gaming machines are located in a separate gaming room that is designed to provide a pleasant casino-like atmosphere. As of December 31, 2004, Louisiana had 153 licensed truck plazas.

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

The one and one-quarter mile dirt track is one of the largest tracks in the United States and its 180-foot wide turf track is the widest turf track in North America. These unique configurations have attracted and are expected to continue to attract quality horses to the track. Colonial Downs has conducted more than 80% of its thoroughbred races over the turf course for the last two years, thereby establishing the track as a major turf racing center in the Mid-Atlantic region. Colonial Downs is developing the Virginia Derby, a turf race for three-year old thoroughbreds, into the marquee event of the thoroughbred meet. In 2005, the Virginia Derby will be a Grade III stakes race.

Colonial Downs has announced plans to create a new stakes race — the Colonial Turf Cup — which together with the Virginia Derby will form the first two legs of the Grand Slam of GrassTM. The Grand Slam of GrassTM consists of four races including the two races at Colonial Downs, the Secretariat to be held at Arlington Park, and the John Deere Breeders’ Cup Turf at Belmont Park. Jacobs Investments, an affiliate of ours, has guaranteed $5 million to any horse that sweeps the series. The Company intends to purchase an insurance policy to cover the potential estimated $2.8 million bonus payment.

Satellite Wagering Facilities, Virginia. In addition to our racetrack facility, we operate six satellite wagering facilities in Virginia. These facilities provide simulcast pari-mutuel wagering on thoroughbred and harness racing from our racetrack and selected other racetracks throughout the United States. Our satellite wagering facilities are located in Chesapeake, Hampton, Brunswick, Vinton, and two in Richmond. These facilities employ state of the art audio/video technology for receiving quality import simulcast thoroughbred and harness racing from nationally known racetracks.

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

In 2003, the legislature of the Commonwealth of Virginia passed a statute authorizing the Virginia Racing Commission to grant licenses and thereafter regulate account wagering in Virginia. On April 28, 2004, the Virginia Racing Commission granted Colonial a license to accept wagers over the telephone or through the internet via its advanced deposit wagering system. The advanced deposit wagering system became fully operational late in the third quarter of 2004. In 2004, the legislature of the Commonwealth of Virginia passed a statute, signed by the governor of Virginia, authorizing up to ten satellite wagering facilities in localities that approved such facilities by referenda. On November 2, 2004, referenda were passed authorizing the locating of a satellite wagering facility in the following counties in Virginia: Henry County, Scott County and Westmoreland County. On March 16, 2005, the Virginia Racing Commission granted Colonial licenses to own and operate a satellite wagering facility in Henry County, Virginia. The Virginia Racing Commission can grant licenses for up to three more satellite wagering facilities under existing legislation. Colonial Downs anticipates applying for two more licenses during 2005.

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

Competition

General. We face intense competition in each of the markets in which we operate. Our existing gaming facilities compete directly with other gaming properties and activities in Colorado, Nevada, Louisiana and Virginia. We expect this competition to increase as new gaming operators enter our markets, existing competitors expand their operations, gaming activities expand in existing jurisdictions and gaming is legalized in new jurisdictions. Several of our competitors have significantly better name recognition and more marketing and financial resources than we do. We cannot predict with any certainty the effects of existing and future competition on our operating results.

We compete with other forms of gaming and entertainment such as online computer gaming, bingo, pull-tab games, card parlors, sports books, pari-mutuel or telephonic betting on horse racing and dog racing, state-sponsored lotteries, video lottery terminals, and video poker terminals. In the future, we may compete with gaming at other venues.

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

Casino Properties. We believe the primary competitive factors in the Black Hawk, Colorado market are location, availability and convenience of parking; number and types of slot machines and gaming tables; types and pricing of amenities, including food; name recognition; overall atmosphere; and customer service. We believe our Colorado casinos generally compete favorably based on these factors.

Our Colorado casinos are on opposite sides of Main Street in Black Hawk. Because of their proximity, our Black Hawk casinos compete for some of the same customers. Further, there were 19 other casinos operating in Black Hawk on December 31, 2004. There were approximately 9,365 gaming devices (slot machines, blackjack and poker tables) in Black Hawk as of December 31, 2004.

Central City is located adjacent to Black Hawk and provides the most direct competition to the gaming establishments in Black Hawk. There were five casinos operating in Central City with approximately 1,635 gaming devices as of December 31, 2004. Black Hawk has historically enjoyed a competitive advantage over Central City in large part because access by State Highway 119 (formerly the only major access to Black Hawk from the Denver metropolitan area and Interstate 70) requires customers to drive by and, in part, through Black Hawk to reach Central City. Central City acquired a right-of-way and formed an entity to construct a road from I-70, commonly referred to as the Southern Access. Financing was obtained and road construction was completed in late 2004. It is now possible for certain traffic that passed through Black Hawk to proceed directly to Central City from Interstate 70. Nonetheless, motorists driving from the Denver metropolitan area still have the option of choosing to go either to Black Hawk or Central City without having to drive through the other town. Since completion of the Southern Access, plans have been announced for the development or re-opening of three additional casinos in Central City.

Large, well-financed companies may enter the Black Hawk and other Colorado markets through the purchase or expansion of existing facilities, which could have a material adverse effect on our results of operations and financial position. The Mountain High Casino (formerly the Black Hawk Casino by Hyatt) opened in December 2001. The Mountain High Casino is directly across the street from The Lodge Casino. Presently, this facility has approximately 1,320 slot machines and 24 table games on a single, ground level floor, and a parking garage accommodating 800 vehicles. In January, 2005, Ameristar Casinos, Inc. closed its purchase of the facility and has announced plans to expand it substantially with 300 hotel rooms, a convention center, and other amenities. Ameristar has applied for a ruling from the Gaming Commission that, if granted, would allow it to count its building area outside of the gaming district in calculating the square footage limitations set forth in the Colorado Constitution. Those limits provide that a casino may not use more than 50% of the total square footage of any floor or 35% of the total square footage of the entire building for limited gaming. If such relief is granted, Ameristar will be permitted to significantly increase the number of its gaming devices without expanding its physical plant, a competitive advantage that will negatively affect our Lodge and Gilpin casinos. No casinos are currently under construction in Black Hawk. The Isle of Capri Casinos, Inc. recently purchased Colorado Central Station, directly across the street from its existing facility and is near completion of a major renovation and expansion project physically linking the two properties. The combined casinos are the largest in Black Hawk with approximately 2,300 gaming devices, 400 hotel rooms and 2,500 parking spaces. The Isle of Capri is noted for its aggressive marketing programs. The Mardi Gras casino, next to our Lodge casino, was recently purchased and the new owners can be expected to develop and implement new marketing programs. In addition, two Indian tribes claiming significant treaty rights to land in Colorado are pursuing a plan to exchange those rights for land east of the Denver metropolitan area on which to build and operate a large gaming facility. If this project survives political and other challenges, it could have a material adverse effect on gaming revenues in Black Hawk and our Lodge and Gilpin casinos.

There has been a recent announcement of a planned acquisition of four Colorado racetracks (two of which are in the Denver metropolitan area) that have been owned and operated by Wembley, Plc, which may reinvigorate efforts to authorize video lottery terminals at the state’s racetracks. If this authorization is granted by the Colorado Lottery Division, the Colorado state legislature, or the voters, it could have a material adverse effect on gaming revenues in Black Hawk and at our Lodge and Gilpin casinos.

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

In addition to competing with other gaming facilities in Colorado as described above, Black Hawk Gaming competes to a lesser degree, for both customers and potential future gaming sites, with gaming companies nationwide, including casinos in Nevada and several other states, and casinos on Native American lands in several states, many of which have substantially greater financial resources and experience in the gaming business. The expansion of legalized casino gaming to new jurisdictions throughout the United States may also affect competitive conditions.

The Gold Dust West Casino encounters strong competition from large hotel and casino facilities and smaller casinos similar in size to the Gold Dust West Casino in the Reno area, which includes Sparks, Nevada. There is also competition from gaming establishments in other towns and cities in Nevada and, to a lesser extent, other jurisdictions in the United States where gaming has been legalized (including Native American gaming establishments such as a significant new Native American gaming facility located near the California-Nevada state line). There are approximately 36 licensed casinos in the Reno/Sparks area. In Reno, we compete with these other properties principally on the basis of location and parking while also directly appealing to the ‘‘locals’’ market. Additional competition may come from the expansion or construction of other hotel and casino properties or the upgrading of other existing facilities in the Reno area.

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

Truck Plaza Operations. Our Louisiana truck plaza operations face competition from land-based and riverboat casinos throughout Louisiana and on the Mississippi Gulf Coast, casinos on Native American lands and other non-casino gaming opportunities within Louisiana. The Louisiana Riverboat Economic Development and Gaming Control Act limits the number of gaming casinos in Louisiana to 15 riverboat casinos statewide and one land-based casino in New Orleans. All 15 available riverboat licenses are issued.

Our video gaming operations also face competition from other truck plaza video gaming facilities located in surrounding areas, as well as competition from Louisiana horse racing facilities, some of which have been authorized to operate video gaming machines, and restaurants and bars with video gaming machines. As of December 31, 2004, there were 153 truck plazas in Louisiana licensed to operate video gaming devices.

Horse Racing and Pari-Mutuel Wagering Operations. We compete with racetracks located outside Virginia (including several in Delaware, Maryland, New Jersey, New York, Pennsylvania, and West Virginia, some of which augment their purses with slot machine revenues) and other forms of gaming, such as land based casinos, including those in Atlantic City, and statewide lotteries in Virginia and neighboring states. The possible legalization of other forms of gaming in Virginia, such as Native American or riverboat casinos, could have an adverse effect on our performance. Although bills for the creation of riverboat casinos have failed in the Virginia legislature, proponents of riverboat gaming in Virginia may continue to seek legislative approval. Additionally, certain Native American tribes are considering seeking federal recognition which, if successful, could result in additional gaming venues.

We have competed and will compete for wagering dollars and simulcast fees with live racing and races simulcast from racetracks in other states, particularly racetracks in neighboring states such as Charles Town in West Virginia, Pimlico Race Course, Laurel Park, and Rosecroft Raceway in Maryland, and Delaware Park in Delaware. We believe that our existing management agreement with The Maryland Jockey Club will continue to promote coordination of thoroughbred events between Maryland and Virginia. However, if the Virginia or Maryland Racing Commissions do not approve either party’s proposed racing days, or if the Virginia-Maryland thoroughbred racing circuit is otherwise unsuccessful, our track may compete directly with Pimlico Race Course and Laurel Park in Maryland.

Employees and Labor Relations

As of December 31, 2004, we had approximately 1,000 full-time and part time employees at our facilities in Black Hawk, Colorado and Reno, Nevada, 180 employees at our facilities in Virginia and 185 employees at our facilities in Louisiana. Employees include cashiers, dealers, food and beverage service personnel, facilities maintenance, security, valet, accounting, marketing, and personnel services. We consider relations with our employees to be good.

None of our employees are represented by any union or other labor organization.

Regulation

Gaming Regulation and Licensing—Colorado

The State of Colorado created the Colorado Division of Gaming within the Department of Revenue to license, implement, regulate and supervise the conduct of limited stakes gaming. The Division, under the supervision of the Gaming Commission, has been granted broad power to ensure compliance with Colorado law and regulations adopted thereunder (collectively, the “Colorado Regulations”). The Division may inspect, without notice, premises where gaming is being conducted; may seize, impound or remove any gaming device; may examine and copy all of a licensee’s records; may investigate the background and conduct of licensees and their employees; and may bring disciplinary actions against licensees and their employees. The Division may also conduct detailed background checks of persons who lend money to or invest money in a licensee.

It is illegal to operate a gaming facility without a license issued by the Gaming Commission. The Gaming Commission is empowered to issue five types of gaming and gaming related licenses. The licenses are revocable and nontransferable. Black Hawk Gaming’s failure or inability to obtain and maintain necessary gaming licenses would have a material adverse effect on its gaming operations.

The Colorado casinos were granted retail/operator licenses concurrently with their openings. The licenses are subject to continued satisfaction of suitability requirements and must be renewed annually. The current licenses for both Colorado casinos were renewed on May 14, 2004. There can be no assurance that the Colorado casinos can successfully renew their licenses in a timely manner from year to year.

All persons employed by Black Hawk Gaming who are involved, directly or indirectly, in gaming operations in Colorado also are required to obtain various forms of gaming licenses. Key licenses are issued to “key employees,” which include any executive, employee or agent of a licensee having the power to exercise a significant influence over decisions concerning any part of the operations of a licensee. At least one key license holder must be on the premises of each Colorado casino at all times that a casino is open for business. Messrs. Jacobs and Roark and Stanley Politano (Black Hawk Gaming’s Secretary), among others, hold key licenses.

The Gaming Commission closely regulates the suitability of persons owning or seeking to renew an interest in a gaming license, and the suitability of a licensee can be adversely affected by persons associated with the licensee. Additionally, any person or entity having any direct interest in Black Hawk Gaming or any casino directly or indirectly owned by Black Hawk Gaming may be subject to administrative action, including personal history and background investigations. The actions of persons associated with Jacobs Entertainment, Inc., such as its management or employees, could jeopardize any licenses held by Black Hawk Gaming. All of Black Hawk Gaming’s directors are required to be found suitable as associated persons.

As a general rule, under the Colorado Regulations, it is a criminal violation for any person to have a legal, beneficial, voting or equitable interest, or right to receive profits, in more than three retail/operator gaming licenses in Colorado. Black Hawk Gaming has an interest in two such licenses. Any expansion opportunities that we may have in Colorado are limited to one more license.

The Colorado Division of Gaming may require any person having an interest in a licensee or an applicant for a license to provide background information, information on sources of funding, and a sworn statement that the interested person or applicant is not holding that interest for another party. The Gaming Commission may, at its discretion, require any person having an interest in a licensee to undergo a full background investigation and to pay for that investigation in the same manner as an applicant for a license. A background investigation includes an examination of one’s personal history, financial associations, character, record, and reputation, as well as the people with whom a person has associated.

The Gaming Commission has the right to request information from any person directly or indirectly interested in, or employed by, a licensee, and to investigate the moral character, honesty, integrity, prior activities, criminal record, reputation, habits and associations of (i) all persons licensed pursuant to the Colorado Limited Gaming Act, (ii) all officers, directors and stockholders of a licensed privately held corporation, (iii) all officers, directors and stockholders holding either a 5% or greater interest or a controlling interest in a licensed publicly traded corporation, (iv) any person who as agent, consultant, advisor or otherwise, exercises a significant influence upon the management or affairs of a publicly traded corporation, (v) all general partners and all limited partners of a licensed partnership, (vi) all persons that have a relationship similar to that of an officer, director or stockholder of a corporation (such as members and managers of a limited liability company), (vii) all persons supplying financing or lending money to any licensee connected with the establishment or operation of limited gaming, and (viii) all persons having a contract, lease or ongoing financial or business arrangement with any licensee, if such contract, lease or arrangement relates to limited gaming operations, equipment, devices or premises.

If the Gaming Commission determines that a person or entity is not suitable to own a direct or indirect voting interest in Black Hawk Gaming or Gameco, Black Hawk Gaming may be sanctioned unless the person or entity disposes of its voting interest. Sanctions may include the loss of the casino licenses. In addition, the Colorado Regulations prohibit a licensee or any affiliate of a licensee from paying dividends, interest or other remuneration to any person found to be unsuitable, or recognizing the exercise of any voting rights by any person found to be unsuitable. The Colorado Regulations require an operating casino licensee to include in its corporate charter provisions that permit the repurchase of the voting interests of any person found to be unsuitable. Black Hawk Gaming’s Articles of Incorporation include the required provisions.

The Gaming Commission also has the power to require Black Hawk Gaming to suspend or dismiss its officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or who are found to be unsuitable to act in such capacities. The Commission or the Director of the Division of Gaming may review a licensee’s gaming contracts, require changes in the contract before the licensee’s application is approved or participation in the contract is allowed, and require a licensee to terminate its participation in any gaming contract.

The Gaming Commission has enacted Rule 4.5, which imposes requirements on publicly traded corporations holding gaming licenses in Colorado and on gaming licenses owned directly or indirectly by a publicly traded corporation, whether through a subsidiary or intermediary company. The term “publicly traded corporation” includes corporations, firms, limited liability companies, trusts, partnerships and other forms of business organizations. Such requirements automatically apply to any ownership interest held by a publicly traded corporation, holding company or intermediary company thereof, when the ownership interest directly or indirectly is, or will be upon approval of the Gaming Commission, 5% or more of the entire licensee. In any event, if the Gaming Commission determines that a publicly traded corporation, or a subsidiary, intermediary company or holding company has the actual ability to exercise influence over a licensee, regardless of the percentage of ownership possessed by that entity, the Gaming Commission may require the entity to comply with the disclosure regulations contained in Rule 4.5.

Under Rule 4.5, gaming licensees, affiliated companies and controlling persons commencing a public offering of voting securities must notify the Gaming Commission no later than ten business days after the initial filing of a registration statement with the Securities and Exchange Commission. Licensed publicly traded corporations are also required to send proxy statements to the Division of Gaming within five days after their distribution. Licensees to whom Rule 4.5 applies must include in their charter documents provisions that: restrict the rights of the licensees to issue voting interests or securities except in accordance with the Colorado Gaming Act and the Colorado Regulations; void the transfer of voting securities or other voting interests issued in violation of the Colorado Gaming Act and the Colorado Regulations until the issuer ceases to be subject to the jurisdiction of the Gaming Commission or until the Gaming Commission, by affirmative act, validates the transfer; and provide that holders of voting interests or securities of licensees found unsuitable by the Gaming Commission may, within 60 days of such finding of unsuitability, be required to sell their interests or securities back to the issuer at the lesser of the cash equivalent of the holders’ investment or the market price as of the date of the finding of unsuitability. Alternatively, the holders may, within 60 days after the finding of unsuitability, transfer the voting interests or securities to a person suitable to the Gaming Commission. Until the voting interests or securities are held by suitable persons, the issuer may not pay dividends or interest, the securities may not be voted, they may not be included in the voting or securities of the issuer, and the issuer may not pay any remuneration in any form to the holders of the securities.

Notification must be given to the Division of Gaming of the acquisition of direct or indirect beneficial ownership of:

•                                          5% or more of any class of voting securities of a publicly traded corporation that is required to include in its articles of organization the Rule 4.5 charter language provisions; or

•                                          5% or more of the beneficial interest in a gaming licensee directly or indirectly through any class of voting securities of any holding company or intermediary company of a licensee, referred to as qualifying persons.

Notification must be made by persons acquiring these interests. Such persons must submit all requested information to the Division of Gaming, are subject to a finding of suitability as required by the Division of Gaming or the Gaming Commission, and must be informed of these requirements by the licensee. A person other than an institutional investor whose interest equals 10% or more of a publicly traded corporation or a 10% beneficial interest in a gaming licensee must apply to the Gaming Commission for a finding of suitability within 45 days after acquiring such securities.

An institutional investor who, individually or in association with others, acquires, directly or indirectly, the beneficial ownership of 15% or more of any class of voting securities or 15% of the beneficial interest in a gaming licensee must apply to the Gaming Commission for a finding of suitability within 45 days after acquiring such interests.

Licensees must also notify any qualifying persons of these requirements. Whether or not so notified, qualifying persons are responsible for complying with these requirements.

The Colorado Regulations also provide for exemption from the requirements for a finding of suitability when the Gaming Commission finds such action to be consistent with the purposes of the Colorado Gaming Control Act. The Gaming Commission may determine that anyone with a material relationship to, or material involvement with, a licensee or an affiliated company must apply for a finding of suitability or must apply for a key employee license.

Pursuant to Rule 4.5, persons found unsuitable by the Gaming Commission must be removed from any position as an officer, director, or employee of a licensee, or of a holding or intermediary company. Such unsuitable persons also are prohibited from any beneficial ownership of the voting securities of any such entities. Licensees, or affiliated entities of licensees, are subject to sanctions for paying dividends or distributions to persons found unsuitable by the Gaming Commission, or for recognizing voting rights of, or paying a salary or any remuneration for services to, unsuitable persons. Licensees or their affiliated entities also may be sanctioned for failing to pursue efforts to require unsuitable persons to relinquish their interests. The Gaming Commission must provide prior approval of any sale, lease, purchase, conveyance, or acquisition of an interest in a casino licensee, except as provided in Rule 4.5 relating to publicly traded corporations.

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

Gaming Regulation and Licensing—Nevada

The ownership and operation of casino gaming facilities in Nevada, including the Nevada casino operated by our indirect subsidiary Gold Dust West Casino, Inc. (“Gold Dust West”)  are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (the “Nevada Act”) and to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the Nevada State Gaming Control Board (the “Nevada Board”), and various local ordinances and regulations, including, without limitation, those of the City of Reno (collectively, the “Nevada Gaming Authorities”).

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and filing periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on our Nevada gaming operations.

Gold Dust West has been licensed by the Nevada Gaming Authorities. Gaming licenses require the periodic payment of fees and taxes and are not transferable. Our subsidiary Black Hawk Gaming & Development Company, Inc. (“Black Hawk Gaming”) is currently registered by the Nevada Commission as an intermediary company and has been found suitable to own the stock of Gold Dust West, which is a corporate licensee under the terms of the Nevada Act. Jacobs Entertainment is currently registered by the Nevada Commission as a publicly traded corporation (a “Registered Corporation”) and has been found suitable as the sole shareholder of Black Hawk Gaming. Registered Corporations, registered intermediary companies, and corporate licensees are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. Substantially all material loans, leases, sales of securities and similar financing transactions by Jacobs Entertainment, Black Hawk Gaming and Gold Dust West must be reported to or approved by the Nevada Commission. No person may become a stockholder of, or holder of an interest in, or receive any percentage of profits from, a corporate licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. Jacobs Entertainment, Black Hawk Gaming, the Gold Dust West Casino and Black Hawk Gaming’s controlling persons, directors and certain officers have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required in order to engage in gaming activities in Reno, Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Jacobs Entertainment, Black Hawk Gaming or Gold Dust West in order to determine whether that individual is suitable or should be licensed as a business associate of a gaming licensee. The officers, directors and shareholders of Jacobs Entertainment must file applications with and be licensed or found suitable by the Nevada Gaming Authorities. The officers, directors and certain key employees of Black Hawk Gaming and Gold Dust West must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The officers, directors and key employees of Jacobs Entertainment and Black Hawk Gaming who are actively and directly involved in the gaming activities of Gold Dust West may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with Jacobs Entertainment, Black Hawk Gaming or Gold Dust West, the companies involved would have to sever all relationships with that person. In addition, the Nevada Commission may require Jacobs Entertainment, Black Hawk Gaming or Gold Dust West to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

Jacobs Entertainment, Black Hawk Gaming and Gold Dust West are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. Substantially all of Jacobs Entertainment’s, Black Hawk Gaming’s and Gold Dust West’s material loans, leases, sales of securities and similar financing transactions must be reported to or approved by the Nevada Commission.

If it were determined that the Nevada Act was violated by Jacobs Entertainment, Black Hawk Gaming or Gold Dust West, the registrations or gaming licenses that Jacobs Entertainment, Black Hawk Gaming & Gold Dust West hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, Jacobs Entertainment, Black Hawk Gaming, Gold Dust West and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Gold Dust West Casino and, under certain circumstances, earnings generated during the supervisor’s appointment (except for reasonable rental value of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming licenses of Gold Dust West or the appointment of a supervisor could (and revocation of any gaming license would) have a material adverse effect on Jacobs Entertainment’s gaming operations, financial condition and results of operations.

The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation’s voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation’s voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, that acquires more than 10%, but not more than 15%, of our voting securities may apply to the Nevada Commission for a waiver of a finding of suitability if that institutional investor holds the voting securities for investment purposes only. In certain circumstances, an institutional investor that has obtained a waiver may hold up to 19% of our voting securities for a limited period of time and maintain the waiver. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or of any of our gaming affiliates, or any other action that the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, we (i) pay that person any dividend or interest on our voting securities, (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pay remuneration in any form to that person for services rendered or otherwise, or (iv) fail to pursue all lawful efforts to require that unsuitable person to relinquish its voting securities including, if necessary, the immediate purchase of the voting securities for cash at fair market value. Additionally, the City of Reno has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee operating in Reno.

The Nevada Commission may, in its discretion, require the holder of any of our debt or similar securities, such as the notes or exchange notes, to file applications, be investigated and be found suitable to own our debt securities if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own those securities, then pursuant to the Nevada Act, we can be sanctioned, including by revocation of our approvals, if without the prior approval of the Nevada Commission, we (i) pay to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognize any voting right by the unsuitable person in connection with our securities; (iii) pay the unsuitable person remuneration in any form; or (iv) make any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

Jacobs Entertainment and Black Hawk Gaming are required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make the required disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require our stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. To date, the Nevada Commission has not imposed such a requirement on us.

Jacobs Entertainment and Black Hawk Gaming may not make a public offering of their securities without the prior approval of the Nevada Commission if the proceeds of the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes or for similar transactions. Any approval that we might receive in the future relating to such offerings will not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering memorandum or prospectus or the investment merits of the securities. Any representation to the contrary is unlawful. We have sought confirmation from the Nevada Board that the exchange offer will not be a public offering under the terms of the Nevada Act that requires the prior approval of the Nevada Commission. Additionally, we will file an application for prior approval by the Nevada Commission to make public offerings for a period of two years, subject to certain conditions (“Shelf Approval”), which would cover exchange notes issued after the date of the Shelf Approval. If granted, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be renewed at the end of the two-year approval period. The Shelf Approval will apply to any affiliated company that is wholly owned by us which is a publicly traded corporation or would become a publicly traded corporation by virtue of a public offering. The Shelf Approval will not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful. There can be no assurance that the Shelf Approval, if necessary to effectuate the exchange offer, will be granted, or that it will be granted on a timely basis.

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

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities, and corporate defense tactics affecting Nevada corporate gaming licensees, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices on Nevada’s gaming industry and to further Nevada’s policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before we can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by us in response to a tender offer made directly to our stockholders for the purposes of acquiring control of us.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee’s operations are conducted. Depending on the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based on either (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with an admission fee and the selling or serving of food or refreshments or the selling of merchandise. See “—Taxation” below.

Any person who is licensed, required to be licensed, registered, or required to be registered, or is under common control with any such person (collectively, “Licensees”), and who is or proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board for its participation in that foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, foreign Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. The licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of personal unsuitability.

Gaming Regulation and Licensing—Louisiana

Video gaming in Louisiana is regulated by the Louisiana Gaming Control Board, which is part of the Department of Public Safety and Corrections. The enforcement arm thereof in charge of licensing and criminal investigations is the Video Gaming Division of the Louisiana State Police, likewise a part of the Department of Public Safety and Corrections. The Gaming Section of the Attorney General’s Office provides all legal counsel and representation with respect to all matters involving licensing actions and any other litigation issue relative to gaming and involving either the Louisiana Gaming Control Board (hereinafter the “Board”) or the Video Gaming Division of the Louisiana State Police (hereinafter the “Division”).

The Video Draw Poker Devices Control Law, which governs our operations in Louisiana, is contained within the Louisiana Revised Statutes at Title 27:301 et seq. (the “act”) with accompanying regulations being promulgated by the Board pursuant to the statutory authority contained within the act. The video draw poker regulations are in Title 42 of the Louisiana Administrative Code at Sections 2401 et seq.

The act gives the Board broad authority and discretion in the licensing of persons for video draw poker operations within the State of Louisiana. Generally, a person may not be licensed for video draw poker if he has been convicted in any jurisdiction of any of the following offenses within 10 years prior to the date of the application for a video draw poker license or less than 10 years has elapsed between the date of application for a video draw poker license and the successful completion or service of any sentence, deferred adjudication, or period of probation or parole for any such offense: (i) any offense punishable by imprisonment for more than one year; (ii) theft or any crime involving false statements or declarations; or (iii) gambling, as defined by the laws or ordinances of any municipality, any parish, any state, or the United States. The act and its corresponding regulations further provide that an application for a video draw poker license may be denied if it contains any material omission of information. An applicant must also not be delinquent in state or federal income taxes, penalties or interest or delinquent in the payment of any sales taxes, penalties, or interest to either the state or any local governing authority of the parish or municipality in which the establishment is located.

There are several general suitability requirements for licensure. Specifically, the law requires that an applicant for a video draw poker license be: (i) a person of good character, honesty, and integrity; (ii) a person whose prior activities, arrest or criminal record if any, reputation, habits, and associations do not pose a threat to the public interest of Louisiana or to the effective regulation of video draw poker, and do not create or enhance the dangers of unsuitable, unfair, or illegal practices, methods, and operations in the activities authorized by the act and financial arrangements incidental thereto; and (iii) a person who is likely to conduct business as authorized by the act in complete compliance with the act.

The suitability standards must be met by every person who has or controls directly or indirectly more than a five percent ownership, income, or profit interest in an entity that has or applies for a license in accordance with the act, or who receives more than a five percent revenue interest in the form of a commission, finder’s fee, loan repayment, or any other business expense related to the gaming operation, or who has the ability, in the opinion of the Division, to exercise a significant influence over the activities of a licensee authorized or to be authorized by the act. For the purposes of the act, all gaming related associations, outstanding loans, promissory notes, or other financial indebtedness of an applicant or licensee must be revealed to the Division for the purposes of determining significant influence and suitability. While significant influence is determined on a case by case basis, it has generally been interpreted to include any person who is an officer or director of any juridical entity that is an applicant for a video draw poker license as well as the spouse of any person having more than a five percent (5%) ownership, income, or profit interest in an applicant as well as the spouse of any officer or director of any juridical entity applicant.

The suitability criteria law makes an exception for institutional investors. An institutional investor of any applicant otherwise required to be found suitable or qualified pursuant to the act is presumed suitable or qualified upon submitting documentation to the Board and the Division sufficient to establish qualifications as an institutional investor as described below, and upon certifying that: (i) it owns, holds, or controls publicly traded securities issued by a licensee or permittee or a holding, intermediate, or parent company of a licensee or permittee in the ordinary course of business for investment purposes only; (ii) it does not exercise influence over the affairs of the issuer of the securities or over any licensed or permitted subsidiary of the issuer of the securities; and (iii) it does not intend to exercise influence over the affairs of the issuer of the securities, or over any licensed or permitted subsidiary of the issuer of the securities, in the future, and that it agrees to notify the Board in writing within thirty days if that intent should change.

The exercise of voting privileges with regard to publicly traded securities is not deemed to constitute the exercise of influence over the affairs of a licensee. The act also provides that this exception is not to be construed to preclude the Board or the Division from investigating the suitability or qualifications of an institutional investor should the Board or Division become aware of facts or information which may result in such institutional investor being found unsuitable or disqualified.

An institutional investor is defined in the act as: (i) a plan or trust established and maintained by the United States Government, a state, or a political subdivision of a state for the benefit of their respective employees; (ii) an investment company that is registered under the Investment Company Act of 1940; (iii) a collective investment trust organized by a bank under Part Nine of the Rules of the Comptroller of the Currency; (iv) a closed end investment trust that is registered with the United States Securities and Exchange Commission; (v) a mutual fund; (vi) a life insurance company or property and casualty company; (vii) a federal or state bank; or (viii) an investment advisor registered under the Investment Advisers Act of 1940.

If any person required to be found qualified or suitable fails to provide all or part of the documents or information required by the Board or the Division, and if, as a result, any person holding a license issued pursuant to the act is not or may no longer be qualified or suitable, the Board will issue, under penalty of revocation of the license, a condition naming the person who failed to provide all or part of the documents or information required by the Board or the Division, and declaring that such person may not: (i) receive dividends or interest on securities of a corporation holding a license, if the person has or controls directly or indirectly more than a five percent ownership, income, or profit interest in such corporation; (ii) exercise directly, or through a trustee or nominee, a right conferred by securities of a corporation holding a license, if the person has or controls directly or indirectly more than a five percent ownership, income, or profit interest in such corporation; (iii) receive remuneration or other economic benefit from any person holding a license issued pursuant to the provisions of the act; (iv) exercise significant influence over the activities of a person holding a license issued pursuant to the provisions of the act; or (v) continue owning or holding a security of a corporation holding a license if the person has or controls directly or indirectly more than a five percent ownership, income, or profit interest in such corporation.

Operating video draw poker devices at truck plazas in Louisiana requires both an establishment license and a device owner license. The establishment license permits the placement by a licensed device owner of video draw poker devices on the licensed premises. A device owner license permits the licensed entity to place and operate video draw poker devices at licensed establishments. In many cases, an establishment licensed for the placement of video draw poker devices will contract with a licensed device owner for video draw poker device placement services for a percentage of the video draw poker revenues. A licensed establishment may also, however, be a licensed device owner. A licensed device owner entity must be majority owned by a person who has resided within the State of Louisiana for a period of two years.

Licensed establishments in Louisiana may be a restaurant, bar, motel or hotel, a Louisiana State Racing Commission licensed pari-mutuel wagering facility, a Louisiana State Racing Commission licensed satellite wagering facility, or a qualified truck stop facility. Generally, a licensed establishment pays to a device owner a percentage of the net device revenues generated by video draw poker devices placed at its business premises. There is no law that governs the minimum amount that a device owner must be compensated for its services.

Restaurants and bars may contain up to three video draw poker devices and a hotel or motel may have three video draw poker devices in each of its lounges and restaurants licensed to sell alcoholic beverages, up to a total of twelve for each hotel or motel. A pari-mutuel wagering facility and a licensed satellite wagering facility may have an unlimited number of video draw poker devices. A truck stop facility may have up to fifty video draw poker devices, with the number being determined by the amount of fuel sales of the truck stop facility.

A restaurant, bar, motel or hotel, pari-mutuel wagering facility, and satellite wagering facility pays an initial non-refundable licensing and processing fee of $1,100. A truck stop facility pays an initial licensing and processing fee of $10,100. A license must be renewed every five years but a renewal fee is required each year. The non-refundable annual renewal and processing fee for a restaurant, bar, motel or hotel, pari-mutuel wagering facility, and satellite wagering facility is $200. The non-refundable annual renewal and processing fee for a truck stop facility is $1,100.

In addition to the licensing fee, the device owner collects all funds deposited in each video draw poker device and is required to remit to the State of Louisiana on a bi-weekly basis a franchise payment in an amount equal to a percentage of the net device revenue derived from the operation of each video draw poker device owned by him. The amount of the percentage is based on the type of licensed establishment authorized by the Board for the placement of video draw poker devices, as follows: (i) a restaurant, bar, tavern, cocktail lounge, club, motel, or hotel—26%; (ii) a qualified truck stop facility—32.5%; and (iii) a pari-mutuel wagering facility or satellite wagering facility—22.5%.

The number of video draw poker devices permissible in a qualified truck stop facility is based on average monthly fuel sales, as follows: (i) 100,000 gallons of fuel, of which at least 40,000 gallons are diesel—not more than 50 devices; (ii) 75,000 gallons of fuel, of which at least 30,000 gallons are diesel—not more than 40 devices; (iii) 50,000 gallons of fuel, of which at least 10,000 are diesel—not more than 35 devices. Once licensed, if a truck stop facility sells less than an average of 50,000 gallons per month but more than 25,000 gallons per month in any calendar quarter, the truck stop facility will not be permitted to operate any video draw poker devices in the following calendar quarter. A qualified truck stop facility that sells less than an average of 25,000 gallons per month in any calendar quarter will be subject to revocation of its video draw poker license. Bulk sales or transfers may not be used to calculate monthly averages. The fuel facility is required to offer fuel for sale in the regular course of business at retail, at a price at least six percent (6%) above the delivered cost of the fuel.

In addition, under the act, a qualified truck stop facility is required to have at least five developed contiguous acres and sell fuel, lubricating oil, and other vehicular merchandise, such as batteries, tires, or vehicle parts for eighteen-wheel tractor-trailers, and also meet all of the following criteria: (i) it must be located adjacent to a major state or interstate highway, as defined by the Board (within 2,000 feet of a major state highway or U.S. interstate highway); (ii) it must have an on-site restaurant with all of the following features: (a) provides seating for at least 50 patrons; (b) provides full table service for sit-down meals; (c) is open 12 hours a day; (d) offers a varied menu; and (e) operates a fully equipped kitchen which includes, but is not limited to, a range oven and refrigerated storage appliances used for the preparation of foods for on-premises or immediate consumption; (iii) it must have parking areas with each of the following: (a) a stable parking area for at least 50 18-wheel tractor-trailer motor vehicles, either paved or concrete (or otherwise certified and approved), to support 18-wheel tractor- trailer motor vehicles and their loads, constructed according to industry specifications, subject to approval by the Board and the Division; (b) parking of sufficient size is allowed for safe ingress and egress; (c) parking areas for other vehicles around business entrance ways and exits shall not constitute parking areas for 18-wheel tractor-trailer motor vehicles; (iv) it must have diesel and gasoline fuel; (v) it must have on-site repair service facilities for 18-wheel tractor-trailer motor vehicles which facility may be in the form of a contract services business which regularly performs this type of service; (vi) it must have at least four of the following amenities: (a) a separate truckers’ television lounge; (b) a full service laundry facility located in a convenient area for truckers’ use; (c) private showers for men and women, not located in an area open to general public restroom facilities; (d) a travel store with items commonly referred to as truckers’ supplies (items commonly used only by commercial motor vehicles); (e) truck scales; (f) separate truckers’ telephones; and (g) permanent storage facilities for fuel; (vii) it must have an area separated for adult patronage only; and (viii) it must have, if available, a Class A—General retail permit or a Class A—Restaurant permit, as defined in Part II of Chapter 1 or Part II of Chapter 2 of Title 26 of the Louisiana Revised Statutes of 1950, to serve or sell alcoholic beverages for on-premises consumption.

Additionally, no license can be granted to any truck stop facility located, at the time application is made for a license to operate video draw poker devices, within five hundred feet of any property that is on the National Historic Registry, any public playground, or a building used exclusively as a church, synagogue, public library, or school.

All suitability information and applications required to be submitted with respect to the six Louisiana truck plazas currently owned by our affiliates have been submitted to and approved by the Board and the Division. However, because the Board and the Division conduct a new suitability investigation in connection with each acquisition of a facility at which video gaming devices are to be operated, regardless of prior approvals, there can be no guarantee that a suitability approval will ultimately result with respect to the plazas that we propose to acquire.

Gaming Regulation and Licensing—Virginia

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

Under the Virginia Racing Act, the Virginia Racing Commission is vested with control over all aspects of horse racing with pari-mutuel wagering and the power to prescribe regulations and conditions under which such racing and wagering are conducted. The Virginia Racing Commission is responsible for, among other things, (i) conducting a review annually of the Colonial Holdings’ track and satellite wagering facility licenses, (ii) annually approving Colonial Holdings’ proposed schedule of racing days, (iii) approving new or modified types of pari-mutuel wagering pools requested by Colonial Holdings, (iv) issuing permits to all officers, directors, racing officials, and other employees of Colonial Holdings, and (v) approving simulcast schedules at the track and at the satellite wagering facilities. The Virginia Racing Commission also has the authority to promulgate regulations pertaining to Colonial Holdings’ track facilities, equipment, safety and security measures, and controls the issuing of licenses and permits for participants in pari-mutuel racing, including Colonial Holdings employees at the track and at the satellite wagering facilities. In addition, the Virginia Racing Commission must approve any acquisition or continuing ownership of a 5% or greater interest in Colonial Holdings. Action by the Virginia Racing Commission that is inconsistent with the Colonial Holdings’ business plan could have a material adverse effect on Colonial Holdings.

During the 2000 session of the Virginia General Assembly, an amendment to the Racing Act was passed that requires Colonial Holdings to enter into contracts with each representative horsemen’s group and provides for it to contribute to the purse account of the respective breed a minimum of 5% of the first $75 million of simulcast amounts wagered (“handle”), 6% of the next $75 million and 7% of all handle over $150 million. The amendment also provides for the breakage generated by pari-mutuel wagering to be allocated 70% to capital expenditures and 30% to backstretch benevolent activities. Prior to this amendment, Colonial Holdings received all breakage. The Virginia Racing Act requires that, after July 1, 2000, we enter into contracts with each representative horsemen’s group that provide for us to contribute, by breed of horse, a minimum of 5% of the first $75 million of handle, 6% of the next $75 million of handle and 7% of all handle over $150 million to the purse account of the respective breed. Finally, the amendment empowers the Commission to summarily suspend Colonial Holdings’ licenses if it believes the Racing Act or the regulations have been violated. In addition, the Interstate Horse Racing Act also requires that we secure the consent of the Virginia Horsemen’s Benevolence and Protective Association (the “VaHBPA”) and the Virginia Harness Horse Association (“VHHA”) to the export simulcasting of races. These consents are usually contained in the agreement between each group and us.

The licenses issued by the Virginia Racing Commission to Colonial Holdings are for a period of not less than 20 years, but are subject to annual review by the Virginia Racing Commission. It is possible that such licenses will not be renewed or that such licenses could be suspended or revoked by the Virginia Racing Commission for violations of the Virginia Racing Act or Virginia Racing Commission rules.

Our agreement with the VHHA expires December 31, 2005. Our agreement with the VaHBPA expired December 31, 2004 and has been extended temporarily until a new agreement is reached. We are currently negotiating a new agreement with the VaHBPA and expect to have such agreement in place by no later than May 31, 2005. In the event we cannot reach agreement, the Virginia Racing Commission has the right to suspend our licenses to operate our racetrack and the satellite wagering facilities until agreements are in place although it has not indicated that it will do so. Although it is difficult to the predict the likelihood of such an event, closure of the satellite wagering facilities would be detrimental to the horsemen’s groups as well as us since each horsemen’s group’s primary source of purse funds is its percentage of wagering at the satellite facilities.

Colonial Holdings, the track and the satellite wagering facilities are also subject to a variety of other laws and regulations, including zoning, construction, and land-use laws and the regulations of the Virginia Alcoholic Beverage Control Board. Such laws and regulations may affect the selection of racing center sites because of parking, traffic flow, and other similar considerations. Any interruption or termination of Colonial Holdings’ ability, or that of its concessionaires, to serve alcoholic beverages could have a material adverse effect on Colonial Holdings.

Finally, we are required to notify the Virginia gaming authorities, on a post-closing basis, of the Proposed Acquisitions and our sale and issuance of the notes being offered hereby.

Gaming Regulation—Federal

Colonial Holdings’ interstate simulcast operations are subject to the Federal Interstate Horse Racing Act, which regulates interstate satellite wagering. In order to conduct wagering on import simulcasting at the track or any racing center, the Interstate Horse Racing Act requires Colonial Holdings to obtain the consent of the Virginia Racing Commission, the consent of the racing commission of the state where the horse racing meet originates, and the consent of the representative horsemen groups in the origination state. To conduct export simulcasting, Colonial Holdings must obtain the consent of the Virginia Horseman’s Benevolent and Protective Association or the Virginia Harness Horse Association, and the Virginia Racing Commission. Also, in the case of satellite wagering to be conducted at any of Colonial Holdings’ satellite wagering facilities, the Interstate Horse Racing Act requires Colonial Holdings to obtain the approval of all currently operating horse racetracks within 60 miles of the satellite wagering facilities or if there are no currently operating tracks within 60 miles, the approval of the closest operating horse racetrack, if any, in an adjoining state. Significant delay in obtaining or failure to obtain these consents or approvals could have a material adverse effect on Colonial Holdings.

The National Gaming Commission conducted a comprehensive legal and factual study of gambling in the United States and existing federal, state, and local policies and practices with respect to the legalization or prohibition of gambling activities. The commission published its findings and recommendations in 1999. Although no proposals have been put forward to implement the commission’s recommendations, the future adoption of some or all of these recommendations could have a material adverse effect on our business and operations.

Liquor Regulation

The sale of alcoholic beverages in Colorado is subject to licensing, control and regulation by certain Colorado state and local agencies (the ‘‘Liquor Agencies’’). Subject to certain exceptions, all persons who directly or indirectly own 5% or more of a company or its casino must file applications with and are subject to investigation by the Liquor Agencies. The Liquor Agencies also may investigate persons who, directly or indirectly, lend money to liquor licensees. All liquor licenses are renewable, are revocable and are not transferable. The Liquor Agencies have broad powers to limit, condition, suspend or revoke any liquor license. Any disciplinary action by the Liquor Agencies or any failure to renew or other revocation of any of our liquor licenses would have a material adverse effect on our operations and Black Hawk Gaming’s Colorado casinos.

Under Colorado law, it is a criminal violation for any person or entity to own a direct or indirect interest in more than one type of alcoholic beverage license or more than three gaming tavern liquor licenses. Black Hawk Gaming’s Colorado casinos have gaming tavern liquor licenses. Accordingly, our expansion and diversification opportunities in Colorado are limited by these licensing restrictions.

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

Alcohol regulation within the State of Louisiana is performed primarily by the Office of Alcohol and Tobacco Control (the “Board”). The Commissioner of the Board is given broad discretion in the granting and denial of state alcohol permits. While permits are issued on a state level, the local municipality is also permitted to provide for concurrent local licensing. The state alcohol regulatory scheme is contained at Title 26:1 of the Louisiana Revised Statutes (hereinafter referred to as the ‘‘act’’). Generally, no permit may be issued if the applicable premises is located three hundred feet or less, as fixed by the local municipal ordinance, of a public playground or of a building used exclusively as a church or synagogue, public library, or school. Local municipalities are also permitted to regulate the opening and closing hours of permitted businesses as well as to prohibit the sale of alcoholic beverages altogether by referendum vote of the people within the municipality. A local municipality may also regulate via zoning designations the permissibility or prohibition of the permitting of businesses that sell alcoholic beverages within that municipality. All Louisiana video gaming truck plaza facilities are currently licensed by the applicable state and local alcohol licensing authorities.

The sale of alcoholic beverages in Virginia is subject to licensing, control and regulation by the Virginia Department of Alcoholic Beverage Control (the ‘‘Virginia ABC Board’’), a Virginia state agency. The Virginia ABC Board issues licenses based upon the type of beverage, type of establishment or place of consumption. Virginia ABC laws include the responsibility of the licensee to maintain complete and accurate records, certain restrictions on advertising and certain food sale requirements.

Before receiving a Virginia ABC license, an applicant must satisfy several requirements. The Virginia ABC Board conducts an extensive background investigation (to include a criminal history review as well as contacts with the local governing body of each license application) and contacts local officials, residents and business people in the vicinity of the establishment to ascertain if any objections exist. The background investigation is completed for all principal owners of the proposed licensee. Administrative hearings are available to afford all interested parties the opportunity to present any concerns with respect to an application.

A licensee is required to maintain financial responsibility for its business, including timely payment of all taxes, creditor obligations and other bills, and must keep accurate records of all such transactions. Mixed beverage licensees must record sales and purchases of all mixed beverages, food and non-alcoholic beverages. Mixed beverage licensees must submit annual review reports to the Virginia ABC Board showing all purchases and sales of alcoholic beverages during the year as well as an accurate inventory. Finally, the Virginia ABC Board imposes certain restrictions and limitations on advertising, the use of advertising materials and promotions.

If Virginia ABC agents discover license violations, a disciplinary hearing will typically be conducted with a Virginia ABC hearing officer. Any aggrieved localities and members of the community may attend the hearing and present any additional or relevant objections or complaints concerning the license. The Virginia ABC Board has broad power to limit, condition, suspend or revoke any license granted on discovery of any violation. Any disciplinary action by the Virginia ABC Board or any failure to renew or any revocation of a liquor license would likely have a material adverse effect on the operation of Colonial Holdings’ track and satellite wagering facilities.

Taxation

Gaming operators in Colorado are subject to state and local taxes and fees in addition to ordinary federal and state income taxes. The City of Black Hawk has imposed an annual license fee, currently $750, for each gaming device installed in a casino. In addition, Colorado has a tax on gross gaming revenue (also called “adjusted gross proceeds”) being generally defined as the total amount wagered less the total amount paid out in prizes. Currently, gaming tax rates are as follows:

Tax as Percentage of	Annual Amount of Adjusted
Adjusted Gross Proceeds	Gross Proceeds

0.25%	$0	–	2,000,000
2.00%	2,000,001	–	4,000,000
4.00%	4,000,001	–	5,000,000
11.00%	5,000,001	–	10,000,000
16.00%	10,000,001	–	15,000,000
20.00%	15,000,001	and above

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

In Nevada, license fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada, Washoe County and the City of Reno. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A live entertainment tax is also paid by casino operations where entertainment is furnished in connection with an admissions charge or the selling or serving of food or refreshments or the selling of merchandise. Presently the state tax in Nevada on adjusted gross revenue from gaming is 6.75%.

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

Colonial Holdings is subject to a number of federal, state and local taxes and fees. These include fees to support the Virginia Breeders’ Fund, taxes payable to the Commonwealth of Virginia, taxes and admission charges payable to New Kent County, where the track is located, and taxes payable to localities in which satellite wagering facilities are located based upon attendance and the amount of monies wagered both at the track and at the satellite wagering facilities. Colonial Holdings believes that the public acceptance of pari-mutuel wagering on horse races, as well as other forms of gaming, is based, in part, on the governmental revenues it generates from taxes and fees on such activities. It is possible that gaming activities, including horse racing, may become a target for additional federal, state, or local taxes and fees. A significant increase in such taxes or fees or the creation of significant additional taxes or fees could have a material adverse effect on us.

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

We have a significant amount of indebtedness. As of December 31, 2004 we had total indebtedness excluding accounts payable of approximately $148 million and total stockholders’ equity of approximately $72 million. In March 2005, we issued an additional $23 million of our senior secured notes raising our indebtedness to approximately $171 million as of March 15, 2005. The accounting treatment relating to our March 2005 note issuance reduced our stockholders’ equity to approximately $60 million. Our substantial indebtedness could have important consequences. For example, it could:

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

In addition, subject to specified limitations in the indenture governing the notes, we may be able to incur additional indebtedness in the future. Our credit facility will permit borrowings of up to $10 million, and all of the security interests securing those borrowings will be contractually senior to the notes and guarantees, as provided in the intercreditor agreement between the trustee and Wells Fargo Foothill, Inc., the lender under our credit facility. If new debt is added to our and our subsidiaries’ current debt levels, the related risks we and they now face could intensify.

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

Risks Related to Our Senior Secured Notes

Holders’ rights to receive payments on our 11 7/8 % Senior Secured Notes in the principal amount of $148 million as of March 15, 2005 (the “notes”) are effectively subordinated to payments under our Senior Credit Facility and any equipment financing to the extent of the collateral securing this other debt. The proceeds from the collateral securing the notes may not be sufficient to pay all amounts owed under the notes if an event of default occurs, even if the fair market value of the collateral would otherwise be sufficient to pay the amounts owed under the notes.

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

Our original issuance of senior notes in the amount of $125 million were issued in February 2002 with original issue discount. As a result, note holders will generally be required for United States federal income tax purposes to include in gross income accrued original issue discount on the notes before the receipt of a cash payment on account thereof, and in the event of a bankruptcy of the Company, a note holder’s claim would not include any unamortized original discount.

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

Risks Related to Our Business

We face significant competition and regulation.

See the captions “Business—Competition,” “—Regulation” and “—Taxation” above for detailed information regarding the significant competition we face in our business and the extensive regulations and taxation to which our business is subject.

We depend on our key personnel, particularly Jeffrey P. Jacobs.

We are highly dependent on the services of Jeffrey P. Jacobs (one of our two principal owners and our Chief Executive Officer) and other officers and key employees. The loss of the services of any of these individuals could materially harm our business, financial condition and results of operations. The loss of their experience and familiarity with our operations could have negative effects on management’s efficiency and could cause us to incur costs to find qualified replacements.

We need to increase capital expenditures to compete effectively.

Capital expenditures, amenity upgrades and new gaming equipment are necessary from time to time to preserve the competitiveness of our properties. The gaming industry market is very competitive and is expected to become more competitive in the future. If cash from our operations is insufficient to provide for needed levels of capital expenditures, our competitive position could deteriorate if we are unable to generate internal cash flow or borrow funds for such purposes.

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

The Federal Interstate Horseracing Act and the Virginia Racing Act require Colonial Holdings to have written agreements with representative Virginia horsemen’s groups in order to simulcast races. Our agreement with the Virginia Horsemen’s Benevolence and Protective Association (the “VaHBPA”) that expired on December 31, 2004 has been extended temporarily until a new agreement is reached. We are currently negotiating a new agreement with the VaHBPA and expect to have such agreement in place no later than May 31, 2005. Our current agreement with the Virginia Harness Horse Association (the “VHHA”) expires on December 31, 2005.

In the event we cannot continue to renew these agreements, the Virginia Racing Commission has the right to suspend our licenses to operate our racetrack and the satellite wagering facilities until agreements are in place although it has not indicated that it will do so. Although it is difficult to predict the likelihood of such an event, closure of the satellite wagering facilities would be detrimental to the horsemen groups as well as us since each horsemen group’s primary source of purse funds is its percentage of wagering at the satellite facilities.

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

One of the three truck plazas we acquired with proceeds from the sale of $23 million of notes sold in March 2005 is not presently licensed.

All video poker truck plaza gaming facilities in Louisiana must be licensed by the Louisiana State Police. Of the three truck plazas we acquired with proceeds from the sale of $23 million of notes sold in March 2005, one is not presently licensed. The application process is underway with respect to this truck plaza and is expected to be granted in June 2005. However, the issuance of such license is in the discretion of the Louisiana State Police and no absolute assurance that the license will be issued can be given. If for any reason the license application is denied, we would appeal the decision which, in turn, could delay or prevent the opening of the gaming facility. In this event, there could be a material diminution in the value of that facility. See the risk factor above captioned “We face extensive regulation from gaming authorities—Licensing Requirements.”

Item 2.                                           Properties

See “Our Properties and Operations” in Item 1 above for a description of the location and general character of our principal properties. Each of our properties is subject to liens and encumbrances securing our senior credit facility and senior secured notes. See note 6 to our consolidated financial statements included elsewhere herein.

Item 3.                                           Legal Proceedings

On May 25, 2001, a lawsuit was filed in The United States District Court for the District of Colorado (Case No. 01-D-0964) by Central City, several casino operators located in Central City and others against the City of Black Hawk, the Black Hawk Gaming Owners Association (formerly the Black Hawk Casino Owners Association) and several casino operators located in Black Hawk, including Black Hawk Gaming. The suit alleges that the defendants caused economic harm to the plaintiffs by engaging in a conspiracy and scheme to harm competition, restrain trade and monopolize the gaming industry in the Gilpin County, Colorado market in violation of federal and state constitutional law, statutory and common law. Also, the complaint alleges that in 1996 the City of Black Hawk began interfering in Central City’s plans to construct a road directly from Interstate 70 to Central City. The plaintiffs seek compensatory, treble and exemplary damages against the defendants in amounts to be proven at trial along with interest, costs and attorneys’ fees. In March 2003, Central City’s city council voted to withdraw from the lawsuit. Central City has since been dismissed from the lawsuit. The remaining plaintiffs have continued to pursue the lawsuit. On March 26, 2003, the district court entered an order dismissing with prejudice the plaintiffs’ seventh, eighth, eleventh, twelfth and thirteenth claims for relief (i.e., the state common law claims and the claims under RICO and its Colorado statutory counterpart (COCCA)). On March 31, 2004, the district court dismissed with prejudice the federal antitrust claims. The court declined to retain supplemental jurisdiction over the state antitrust claims, and dismissed them without prejudice. On April 30, 2004, the plaintiffs filed a notice of appeal in the district court, appealing the dismissals of their claims to the United States Court of Appeals for the Tenth Circuit. The appeal has been briefed and was argued to a panel of the Tenth Circuit on January 13, 2005. We are awaiting the decision of the Tenth Circuit. Although plaintiffs have appealed, we continue to believe that this lawsuit is without merit and we intend to contest it vigorously. We are unable to reasonably estimate the amount or range of amounts, if any associated with this litigation, but we do not believe the suit will result in any material liability.

In March 2003, Galactic Gaming, Inc., one of the plaintiffs in Case No. 01-D-0964 (MJW), filed an action in District Court in Jefferson County, Colorado, Case No. 03CV0793, Division 7, against many of the same defendants as in Case No. 01D0964 (MJW), including Black Hawk Gaming. This action asserted state common law claims identical or virtually identical to those that were asserted and dismissed with prejudice in the federal action. Plaintiff moved for voluntary dismissal and on July 16, 2003, the Jefferson County district court dismissed the action without prejudice. Given the passage of time, we do not believe that plaintiff will attempt to reassert this action after the Tenth Circuit appeal is decided. We are unable to reasonably estimate the amount, or range of amounts, if any, associated with this litigation. Even if the plaintiff in the future attempts to reassert this action, we do not believe the suit will result in any material liability.

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

Item 5.                                           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	2000	2001	2002	2003(1)	2004

Statements of Operations Data:
Net revenues	$31,796	$46,653	$153,720	$171,849	$189,715
Total costs and expenses	30,508	42,568	130,869	149,603	165,314
Operating income	1,288	4,085	22,851	22,246	24,401
Interest expense, net	(2,396)	(4,130)	(18,106)	(19,583)	(19,414)
Other income	—	—	—	10	—
Equity in earnings (loss) of investments and minority interest	5,399	4,635	(1,807)	—	—
Net income	$4,291	$4,590	$2,938	$2,673	$4,987
Balance Sheet Data (end of period):
Current assets	$2,009	$5,148	$26,850	$22,045	$27,678
Total assets	86,118	105,992	236,226	236,573	242,761
Current liabilities	6,348	10,233	24,351	23,271	22,981
Long-term debt and other liabilities	1,160	14,692	147,113	145,867	147,358
Minority interest	18,567	17,308	—	—	—
Stockholders’ equity	60,043	63,759	64,762	67,435	72,422

(1)                       The comparability of selected financial data for 2003 compared to prior years is affected by the transactions occurring on February 22, 2002, as described more fully below in Item 7 and in note 1 to our consolidated financial statements included elsewhere in this report.

Item 7.                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the results of our operations. You should read the following discussions and analyses in conjunction with the audited consolidated financial statements that are  included in this Form 10-K. Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties described elsewhere in this report. The historical information should not necessarily be taken as a reliable indication of our future performance.

TABLE OF CONTENTS TO MANAGEMENT’S DISCUSSION AND ANALYSIS (MD&A)

Description of item
1.	Historical background of our company
2.	Overview and discussion of our operations—i.e. how we look at things
3.	Comparison of our historical operations for the year ended December 31, 2004 to the year ended December 31, 2003
4.	Comparison of our historical operations for the year ended December 31, 2003 to the year ended December 31, 2002
5.	Liquidity and capital resources
6.	Significant accounting policies and estimates
7.	EBITDA segment information and discussion of operations

1.                                     Historical background of the Company

In order for a reader to gain an understanding of our Company, we believe it is necessary to briefly discuss some of our history and how we have arrived to this point. On February 22, 2002, we completed several acquisitions, which were primarily funded by the proceeds from the issuance of $125 million in senior secured notes on February 8, 2002. On March 2, 2005, we issued an additional $23 million in principal amount of these same notes to acquire three video gaming truck plazas from a related party. See Item 13 below for additional discussion regarding this transaction. We are paying an interest rate of 11 7/8% on these notes and they are due in February 2009.  A discussion of the principal components of the acquisitions is as follows.

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

These acquisitions were recorded using the purchase method of accounting for business combinations, and the total purchase price for the properties acquired in 2002 and 2001 was approximately $20.3 million and $17.3 million, respectively. All of the Jalou property acquisitions completed prior to December 31, 2001, were accounted for using the purchase method of accounting. Accordingly, the results of Diversified and Jalou II for the year ended December 31, 2001 include the completed Louisiana acquisitions. We have described below the detail of the components of the operations of Jacobs Entertainment for the periods presented.

On February 22, 2002, Jacobs Entertainment also acquired the remaining 56% of Colonial’s common stock for approximately $4.6 million, which was recorded using the purchase method of accounting for business combinations. Jacobs Entertainment also acquired the remaining 68% of Black Hawk Gaming’s common stock for approximately $37.0 million on February 22, 2002. This transaction was also recorded using the purchase method of accounting for business combinations. As a result, the operations of Colonial and Black Hawk Gaming are consolidated with Jacobs Entertainment for the period subsequent to the February 22, 2002 acquisition date.

As a result of these transactions, we are a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Louisiana, Nevada and Virginia. We own and operate three land-based casinos, six truck plaza video gaming facilities (not including the three additional truck plazas we acquired in March 2005) and a horseracing track with six satellite wagering facilities. We received a license for a seventh satellite wagering facility on March 16, 2005. In addition, we are a party to an agreement that entitles us to a portion of the gaming revenue from an additional truck plaza video gaming facility.

We have elected to be taxed under the provisions of Subchapter “S” of the Internal Revenue Code of 1986. Under those provisions, the owners of our company pay income taxes on our taxable income.

2.                                   Overview and discussion of our operations—i.e. how we look at things

Since the acquisitions described above, we presently operate our company on a “de-centralized basis”. Each of our casino properties (The Lodge, the Gilpin, and the Gold Dust West) i.e. the “Western Division”, is managed by an on-site General Manager each of whom reports to a Vice-President of Operations who is located in our Black Hawk, Colorado offices. Our “Eastern Division” comprises all of our truck-stop video poker operations and our Virginia race-track and satellite betting parlor facilities. Our respective divisions are headed up by a President each of whom reports to our Chief Executive Officer located in West Palm Beach, Florida. Our management team conducts monthly video conferencing and tele-conferencing calls and each of the units functions as a separate profit center. We account for our businesses in segments, with each segment signified by state of operations. Presently, we operate with four segments; Colorado, Nevada, Virginia and Louisiana. It is our plan during the next year to consolidate functional areas and operate our company on a more centralized basis. By doing so we believe we will be able to obtain some economies of scale in accounting, human resources, centralized purchasing and other areas.

When we analyze and operate our business units, we focus on several measurements which we believe provide us with the necessary ratios and key performance indicators allowing us to determine “how we are doing” versus our competition and against our own internal goals and budgets.  We confer monthly and discuss and analyze significant variances and try to identify trends and changes in our business. Additionally, we utilize EBITDA (earnings before interest, taxes, depreciation and amortization) as one of the methods of reviewing and analyzing the results of our operations of each property. While we recognize that EBITDA is not a generally accepted accounting principle (i.e., non-GAAP) financial measure, we nonetheless believe it is useful because it allows investors and management to evaluate and compare operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Additionally, most analysts following the gaming industry utilize EBITDA as a financial measurement and when our bondholders inquire and discuss our operational performance with us, they consistently inquire as to our EBITDA and our EBITDA margins versus our competitors. Finally, EBITDA is a key component of certain financial covenants in our debt agreements and as such it is a critical ingredient that we closely watch in order to measure our historical performance as well as to determine our ability to achieve future growth.

In addition to the above performance measurements we pay particular attention to our monthly and annual cash flow. Our business is sensitive to shifts in volumes and levels of activity and we find it necessary to watch our cash closely. Further, every six months (February 1 and August 1) we have a cash interest payment due on our $148 million bond issuance amounting to $8,787,500. We have a $10 million revolver with a lender on which we usually draw about $2 to $5 million every six months in order to make our interest payments. This is generally a function of the timing of cash receipts from our operations coupled with the amount of cash we need to run the business—i.e. our “cash-inventory.” We estimate that we require approximately $12 million of “cash-inventory” to run our business. We believe we will be able to reduce this amount when we are able to consolidate our cash from our various operations as a result of our centralization efforts. This would reduce the amount of borrowings we may need to pay interest on our notes and/or to finance operations. However, under our existing super-senior bank loan covenants we are unable to consolidate our cash. We are in the process of obtaining covenants to allow us to do so or change lenders in the near future. See “Liquidity and Capital Resources.”

A summary of our consolidated operating results for the years ended December 31, 2004, 2003 and 2002 is as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Revenues
Gaming:
Casino	$108,347	$96,816	$83,515
Truck stop	24,294	24,108	21,884
Pari-mutuel	32,946	29,189	27,872
Food and beverage	17,783	16,383	12,405
Convenience store—fuel	18,424	17,229	14,909
Other	8,022	7,776	7,214
Less: promotional allowances	(20,101)	(19,652)	(14,079)

Total Net revenues	$189,715	$171,849	$153,720

Costs and expenses	$165,314	$149,603	$130,869
Operating income	$24,401	$22,246	$22,851
Interest expense, net	19,414	19,583	18,106
Other income	—	10	—
Equity in (loss) earnings of investments –Black Hawk Gaming and The Lodge	—	—	(1,980)
Minority interest in loss –Colonial Holdings	—	—	173

Net income	$4,987	$2,673	$2,938

3.              Comparison of our historical operations for the year ended December 31, 2004 to the year ended December 31, 2003.

Casino revenues increased $11.5 million or 12% from $96.8 million for the year ended December 31, 2003 to $108.3 million for the year ended December 31, 2004. The increase in casino revenue is a result of increased casino revenues at The Lodge of $6.5 million or 11%, the Gilpin of $2.5 million or 15% and Gold Dust West of $2.5 million or 13%. We believe that the increase in the revenues at our properties is a result of several factors. We have expanded capital expenditures in our slot product over the last year including the implementation of a Ticket-In Ticket-Out (“TITO”) system at Gold Dust West. Additionally, our marketing efforts have proved successful as we continue to receive more than our fair share of the market (i.e. the percentage of casino revenues in our market as compared to the percentage of machines in our market). Finally, casino revenues at our two Colorado properties were positively impacted due to construction disruption at two competing casinos. It is anticipated that these competing casinos will have completed additions to their garage, restaurants and gaming facilities in the spring of 2005 with the completion of a hotel addition in the spring of 2006.

Truck stop revenues increased $0.2 million or 1% from $24.1 million for the year ended December 31, 2003 to $24.3 million for the year ended December 31, 2004. The increase in gaming revenues is a result of continuing marketing programs implemented to drive video poker revenue.

Pari-mutuel revenues increased $3.7 million or 13% from $29.2 million for the year ended December 31, 2003 to $32.9 million for the year ended December 31, 2004. The increase in revenues is primarily attributable to the new satellite wagering facility that we opened in November 2003 in Richmond, Virginia, and the new satellite wagering facility opened in October 2004 in Vinton, Virginia, coupled with eight additional live racing days at our track in New Kent, Virginia during the year ended 2004 as compared to the year ended 2003.

Food and Beverage revenues increased $1.4 million or 9% from $16.4 million for the year ended December 31, 2003 to $17.8 million for the year ended December 31, 2004. This increase is primarily attributable to an increase of $0.5 million at the Gilpin, $0.5 million at The Lodge, $0.1 at Colonial, and $0.3 at the truck stops in the current period as compared to the prior year. The increase in food and beverage revenues at The Lodge and Gilpin casinos was primarily a result of increased traffic through the casinos as discussed above. The increase in food and beverage revenues at Colonial is primarily attributable to the new satellite facility that opened in November 2003 in Richmond, Virginia and the new satellite wagering facility opened in October 2004 in Vinton, Virginia. The increase in food and beverage revenues at the truck stops in 2004 as compared to the year ended 2003 was primarily a result of increased complimentary activity to customers which was designed to drive an increase in fuel sales volume and truck stop casino revenues.

Convenience store fuel revenues increased $1.2 million or 7% from $17.2 million for the year ended December 31, 2003 to $18.4 million for the year ended December 31, 2004. The increase is primarily attributable to the increase in the average price of fuel during the current year as compared to the prior year.

Other revenues increased $0.2 million or 3% from $7.8 million for the year ended December 31, 2003 to $8.0 million for the year ended December 31, 2004. The increase is primarily attributable to miscellaneous sales made at the new satellite facility that opened in November 2003 in Richmond, Virginia and the new satellite wagering facility opened in October 2004 in Vinton, Virginia.

Promotional allowances increased $0.4 million or 2% from $19.7 million for the year ended December 31, 2003 to $20.1 million for the year ended December 31, 2004. The increase is primarily due to an increase of $0.2 million in promotional allowance at the truck stop facilities and a $0.3 million increase in promotional allowance at the Gilpin offset by a decrease of $0.1 million in promotional allowances at The Lodge. The increases in the truck stop and The Gilpin’s promotional allowances are associated with increased complimentary food and beverage promotions for our players. The decrease in promotional allowances at The Lodge was attributable to a change in the marketing cash back program during 2004.

Costs and expenses increased $15.7 million or 11% from $149.6 million for the year ended December 31, 2003 to $165.3 million for the year ended December 31, 2004. The increase in costs and expenses was primarily related to the increased revenue levels as discussed above. However, abandoned project costs increased $2.7 million in the current year as compared to the prior year.. During the year ended 2004, we recorded a $2.9 million charge to operations which is attributable to the write-off of abandoned project costs. Included in these costs is approximately $1.8 million related to development costs associated with a potential gaming site in D’Iberville, Mississippi. After considering various development projects, we chose to pursue other alternatives which, in our estimation would result in greater returns than the potential of the D’Iberville site. The majority of these abandoned project cost expenditures were primarily associated with land option payments and design, development and planning costs. Further, we charged to operations approximately $0.8 million in direct acquisition costs consisting of option payments, legal and accounting fee expenditures associated with four separate unrelated parties to acquire seven video poker truck stop operations in Louisiana. Based on the results of the due diligence work, we abandoned the potential acquisitions with all seven truck stop operations targeted for acquisition. Finally, approximately $0.3 million in other capitalized costs were charged to operations due to abandonment of miscellaneous other projects.

4.                                   Comparison of our historical operations for the year ended December 31, 2003 to the year ended December 31, 2002.

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

•               The comparability of pari-mutuel revenues is not impacted by the acquisition of stock from the minority shareholders because Colonial’s results were also consolidated in 2002. The increase in our year ended December 31, 2003 pari-mutuel revenue from the year ended December 31, 2002 is due primarily to the opening in November of new satellite wagering facility in South Richmond, an increase in the number of live racing days in 2003 from 49 to 58, as well as increased gaming revenue at the Chesapeake and Alberta satellite wagering facilities.

•               The 2003 results include 100% of BHWK’s revenues, compared to the same period in 2002 where results include 100% of BHWK’s revenues for the period from the February 22, 2002 acquisition date through December 31, 2002. For the period prior to the February 22, 2002 acquisition, BHWK’s and The Lodge’s results were included as a component of equity in (loss) earnings of investments. Subsequent to the February 22, 2002 transaction we no longer record “equity in (loss) earnings of investments” relative to BHWK and The Lodge because we now own 100% of BHWK, which includes the Lodge. Therefore, our equity in (loss) earnings of investments of approximately $2.0 million for the year ended December 31, 2002 is not comparable to the consolidated results shown year ended December 31, 2003. The equity in (loss) earnings of investments for the year ending December 31, 2002 was primarily the result of the write off of various costs and expenses of BHWK relating to our acquisition of the remaining outstanding shares on February 22, 2002.

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

Refer to the pro forma presentation below for more information comparing the year ended December 31, 2003 to the year ended December 31, 2002.

5.                                   Liquidity and Capital Resources

On February 22, 2002 we completed the sale of $125 million of our senior secured notes. These notes are due 2009 and we pay annual interest at the rate of 11 7/8% on a semi-annual basis, which occurs on the first day of February and August. The notes were sold at 96.04% of par and we received net proceeds of $120.05 million. We utilized the proceeds of the notes plus cash from our combined companies of approximately $8.0 million to acquire the remaining shares of Black Hawk Gaming for approximately $37.0 million (which includes $3.1 million for the buyout of all outstanding options at February 22, 2002), assume and refinance Black Hawk Gaming’s existing reducing revolving credit facility totaling approximately $60.0 million and pay Black Hawk Gaming’s interest rate swap breakage costs of $1.1 million (net of tax benefit) on the acquisition date; acquire the remaining shares of Colonial for $4.6 million; pay the cash portion of the purchase price for the Louisiana truck plazas of $14.5 million; pay accrued interest, advances and other payables to affiliates of $3.2 million; and pay remaining transaction fees and expenses incurred subsequent to December 31, 2001, totaling an estimated $2.4 million. In addition, we issued $5.8 million of promissory notes to the sellers of the Louisiana truck plazas we acquired.

On March 2, 2005, we issued an additional $23 million of our senior secured notes at 110% of principal face amount. These notes are identical to the $125 million of our senior secured notes issued in 2002. See Item 13 for additional details.

We entered into a $10 million senior credit facility on July 12, 2002. The trustee under the indenture entered into an intercreditor agreement with the lender under the new credit facility, which, among other things, subordinated some of the liens securing the senior secured notes and the guarantees to the indebtedness under the new credit facility with respect to a portion of the assets securing the new credit facility. The new senior credit facility carries an interest rate of 1.75% above the prime rate and expires in July 2007.

At December 31, 2004, cash and cash equivalents were approximately $22.9 million, which included $1.7 million of restricted cash. Our total debt approximated $148 million at December 31, 2004 and has increased to approximately $171 million after giving effect to the March 2, 2005 transaction discussed above.

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

We believe that our cash flow from operations, our current cash and cash equivalent balances and our senior $10 million credit facility discussed above will be adequate to meet our debt service obligations as well as our capital expenditure requirements for the next twelve months. However, we can give no assurance that these sources of cash will be sufficient to enable us to do so. As our credit covenants allow or if we pursue additional equity and/or debt sources, we anticipate that we will pursue the acquisition of other properties and engage in new development opportunities. However, if we are unable to sustain our current operations we may need to enter into new financing arrangements and raise additional capital in the future. Our ability to incur additional debt is further restricted by the terms and covenants of our senior secured notes. We can give no assurance that we will be able to raise capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, and heighten the related risks we currently face.

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

We also face the risk that there could be a decline in the demand for our entertainment products and services, which would reduce our ability to generate funds from operations. While we believe our cash flows are geographically diverse, at present we do have a significant concentration of cash flows generated in the Black Hawk gaming market. Should the Black Hawk market decline or become saturated or should the competition erode our market share, we would suffer a decline in the available funds generated from operations. If this were to occur, there exists the possibility that our credit rating could be downgraded, which would further reduce our ability to access the capital markets and obtain additional or alternative financing. Our notes are presently rated B2 and B by Moody’s Investors Service and Standard & Poor’s, respectively.

The following table provides disclosure concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of December 31, 2004.

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt(1)	$229,776	$18,104	$35,639	$163,430	$12,603
Operating leases(2)	14,337	924	1,698	1,247	10,468
Other long-term obligations(3)	3,111	971	1,240	900
Total contractual cash obligations	$247,224	$19,999	$38,577	$165,577	$23,071

(1)           Long-term debt includes principal and interest owing under the terms of our notes, the Black Hawk special assessment bonds, indebtedness of Colonial Holdings, and the subordinated debt to affiliates.

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

On March 16, 2005 Colonial entered into an amendment with the totalisator company that extends the term of the agreement to 2012, provides upgraded equipment to the existing equipment, and increases the rate to .385% of handle up to $270 million in handle. Handle above $270 million will be charged a rate of .345%. The amendment also provides for a minimum charge per calendar year of $330,000. The amendment is subject to the approval of the Virginia Racing Commission.

Colonial is party to a Management and Consulting Agreement, with Maryland-Virginia Racing Circuit, Inc. (the “Circuit”), an affiliate of the Maryland Jockey Club that owns and operates thoroughbred horse racetracks in Maryland, pursuant to which the Circuit provides certain management services at the racetrack and satellite wagering facilities and coordinates a Virginia-Maryland thoroughbred racing circuit. Under the agreement, Colonial pays a management fee of 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in Virginia, excluding certain amounts specified in the agreement (“Handle”), and 2.0% of all Handle in excess of $75 million per calendar year and 3.25% of any Handle for satellite wagering facilities located in the counties of Loudoun, Fairfax, Prince William, and Arlington and the Virginia cities of Manassas, Manassas Park, Fairfax City, Falls Church, and Alexandria. (Colonial currently does not have satellite wagering  facilities located in such localities.) The term of the agreement expires in 2036 (assuming the amendment we signed March 16, 2005 is approved by the Virginia Racing Commission). See note 12 to our consolidated financial statements.

Finally, our outstanding senior secured notes aggregating $148 million (after giving effect to the March 2005 acquisitions described above) are redeemable on or after February 1, 2006 at the following redemption prices (expressed as percentages of principal amounts) plus accrued and unpaid interest, as follows:

Year	Percentage
2006	105.938%
2007	102.969%
2008	100.000%

In the event that interest rates and market conditions dictate, the company would more than likely be willing to refinance its notes at lower rates. However, a refinancing would be predicated upon our ability to secure financing on terms favorable and in amounts necessary to generate borrowings (in excess of current principal amounts) as illustrated in the above table. If we were unable to secure such refinancing, our ability to repay the entire current principal amount outstanding (which is due in 2009) may be difficult, if not impossible, barring an entire liquidation of the company’s assets. However, we believe we will be able to secure such a refinancing package which will be acceptable to the company sometime between 2006 and 2009 in order to repay our existing senior secured notes.

6.                                   Significant critical accounting policies and estimates

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

7.                                   EBITDA segment information and results of operations

As discussed above, we have four segments representing the geographic regions of our operations. Each segment is managed separately because of the unique characteristics of revenue stream and customer base attributable to that segment.

The Colorado segment consists of The Lodge and Gilpin casinos and the Nevada segment consists of the Gold Dust West casino. The Virginia segment consists of Colonial’s pari-mutuel operations and the Louisiana operations consist of Jalou’s truck plaza/video poker facilities.

The information presented is by each segment in which we have operations and also presents our EBITDA (earnings before interest, taxes, depreciation and amortization) for each segment. We believe that the presentation of a non-GAAP financial measure such as EBITDA is useful because it allows investors and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our properties using EBITDA measures as do most analysts following the gaming industry. Additionally, EBITDA is an element of certain financial covenants in our debt agreements and as such is a critical component that we closely watch in order to determine our ability to achieve future growth and to ensure we are in compliance with our debt agreements. We are presenting EBITDA in the tables below as supplemental information and to provide further discussion and analysis of our operating results. EBITDA can be reconciled directly to our consolidated net income by adding the amounts shown for depreciation, amortization, and interest to our net income. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. The components of operations presented below differ from the analysis provided above for actual results as many items are reclassified or grouped in order to show our operations by the segments we measure. The following presentations reflect 100% of the operations for all entities for 2004 and 2003, and pro forma information for the year ended 2002 to compare our operations “as if” the business combinations that took place February 22, 2002 had been completed as of January 1, 2002.  The components of operations presented below for the year ended December 31, 2002 differ from the analysis provided above for actual results as the composition of the company has changed due to the transactions occurring during the first quarter of 2002. The following presentations reflect 100% of the operations for all entities for the respective periods and, therefore, we believe this represents the most appropriate method of presenting the true operating performance capabilities of the combined operations of the entities involved.

	For the Years Ended December 31,
	2004	2003	Pro-forma 2002
	(In Thousands)
NET REVENUES
Colorado	$82,281	$72,477	$75,960
Nevada	22,465	19,864	18,868
Louisiana	47,868	46,505	42,787
Virginia	37,101	33,003	31,224

Total net revenues	$189,715	$171,849	$168,839

COSTS AND EXPENSES
Colorado	$58,067	$53,769	$54,721
Nevada	14,930	14,122	13,676
Louisiana	37,758	36,165	32,747
Virginia	35,500	31,220	28,696
Net corporate overhead	9,314	5,256	8,460

Total costs and expenses	$155,569	$140,532	$138,300

EBITDA
Colorado	$24,214	$18,708	$21,239
Nevada	7,535	5,742	5,192
Louisiana	10,110	10,340	10,040
Virginia	1,601	1,783	2,528
Net corporate overhead	(9,314)	(5,256)	(8,460)

EBITDA	$34,146	$31,317	$30,539

The following table sets forth a reconciliation of EBITDA, a non-GAAP financial measure, to net income, a GAAP financial measure.

Year ended December 31, 2004	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income

Colorado	$24,214	$4,838	$13	$10,807	$8,582
Nevada	7,535	1,436	3	3,142	2,960
Louisiana	10,110	1,749	3	1,989	6,375
Virginia	1,601	1,544	29	121	(35)
Corporate overhead	(9,314)	178	16	3,419	(12,895)
Totals	$34,146	$9,745	$64	$19,478	$4,987

Year ended December 31, 2003	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income

Colorado	$18,708	$4,759	$3	$10,774	$3,178
Nevada	5,742	1,241	—	3,123	1,378
Louisiana	10,340	1,650	14	1,986	6,718
Virginia	1,783	1,285	44	264	278
Corporate overhead	(5,256)	136	11	3,498	(8,879)
Totals	$31,317	$9,071	$72	$19,645	$2,673

Pro forma		Depreciation and	Interest	Interest	Net
Year ended December 31, 2002	EBITDA	Amortization	Income	Expense	Income

Colorado	$21,239	$6,454	$29	$10,933	$3,881
Nevada	5,192	1,404	2	3,879	(89)
Louisiana	10,040	1,548	28	2,029	6,491
Virginia	2,528	1,414	35	611	538
Corporate overhead	(8,460)	74	115	3,755	$(12,174)
Totals	$30,539	$10,894	$209	$21,207	$(1,353)

COLORADO

Overview

Generally, the acquisition by Jacobs Entertainment of all of the capital stock of Black Hawk Gaming as of February 22, 2002 does not affect the comparability of the pro forma operations of Black Hawk Gaming. The following discussion pertains to the results of operations of The Lodge and Gilpin properties.

A summary of the net revenue, costs and expenses and EBITDA of our Colorado properties is as follows:

	For the Years Ended December 31,
	2004	2003	2002
	(In Thousands)
Net revenues
Lodge	$64,144	$57,136	$58,643
Gilpin	18,137	15,341	17,317

Total net revenues	82,281	72,477	75,960

Costs and expenses
Lodge	43,973	40,262	40,920
Gilpin	14,094	13,507	13,801

Total costs and expenses	58,067	53,769	54,721

EBITDA
Lodge	20,171	16,874	17,723
Gilpin	4,043	1,834	3,516

EBITDA	$24,214	$18,708	$21,239

The following table sets forth a reconciliation of EBITDA, a non-GAAP financial measure, to net income, a GAAP financial measure.

For the year ended December 31, 2004	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income

Lodge	$20,171	$3,385	$10	$8,378	$8,418
Gilpin	4,043	1,453	3	2,429	164
Total	$24,214	$4,838	$13	$10,807	$8,582

		Depreciation and	Interest	Interest	Net
For the year ended December 31, 2003	EBITDA	Amortization	Income	Expense	Income

Lodge	$16,874	$3,339	$2	$8,341	$5,196
Gilpin	1,834	1,420	1	2,433	(2,018)
Total	$18,708	$4,759	$3	$10,774	$3,178

		Depreciation and	Interest	Interest	Net
	EBITDA	Amortization	Income	Expense	Income
For the year ended December 31, 2002	Pro forma	Pro forma	Pro forma	Pro forma	Pro forma

Lodge	$17,723	$4,818	$21	$8,731	$4,195
Gilpin	3,516	1,636	8	2,202	(314)
Total	$21,239	$6,454	$29	$10,933	$3,881

The following is a discussion of our results of operations by segment, for the year ended December 31, 2004 compared to the year ended December 31, 2003

Increased Competition in the Black Hawk Market

The competitive aspects of the market in Black Hawk continue to be a significant factor in our operations. As a result of the increased level of development activity in Black Hawk over the last three years, there were 9,365 gaming devices in the City at December 31, 2004. At December 31, 2004 we had 1,380 devices in this market (900 at The Lodge and 480 at the Gilpin) which represented approximately 14.7% of the total devices in the Black Hawk market.

At December 31, 2004 our gross gaming revenues at The Lodge and the Gilpin totaled $86.1 million ($82.3 million in net revenues) which represented 16.5% of the total gaming revenues in Black Hawk. While the overall market in 2004 grew by 3.6% in gross gaming revenues, the average total gaming devices fell by 1.6%. We managed to generate 112% efficiencies (our percentage of the gross gaming revenues divided by our percentage of the gaming devices) within the market for 2004. Management follows our efficiency levels very closely as we believe this to be a useful measure of how well we are performing within this market.

We expect some of our previous and existing market share to be lost to increased competition. As more properties continue to compete for their “fair share” of the market our personnel costs, marketing costs, and other costs will likely increase as we attempt to keep our market share.

Net Revenues. The $9.8 million increase in net revenues of our Colorado operations for the year ended December 31, 2004 compared to the same period of 2003 is attributable to an increase in net revenue at the Gilpin of $2.8 million and $7.0 million at The Lodge. We believe that the increase in the revenues at our Colorado properties is a result of several factors. We expanded capital expenditures in our slot product in Colorado over the past year attempting to provide the latest games available to our customers. In addition, our Colorado casino revenues were positively impacted due to construction disruption at two competing casinos.

Costs and Expenses. Total costs and expenses associated with our Colorado operations increased $4.3 million for the year ended December 31, 2004 compared to the same period of 2003. The increase was a result of increased costs and expenses at The Lodge of $3.7 million and at the Gilpin of $0.6 million.  The increase in costs and expenses attributable to The Lodge was a result of increased gaming taxes (due to increased gaming revenues), food and beverage cost of sales, slot participation, and marketing related expenses.  The increase at the Gilpin was a result of increased gaming taxes (due to increased gaming revenues), food and beverage costs of sales, slot participation expenses, and marketing related expenses offset by a decrease in employee benefit costs.

Earnings Before Interest, Taxes, Depreciation and Amortization. One additional measurement that management utilizes to gauge performance of our operating segments is what we refer to as “flow-through” on incremental revenue. Generally speaking, we have significant fixed costs and when we are able to increase our revenues a significant portion of those incremental revenues, after the payment of gaming taxes and promotional and advertising costs to capture those additional revenues, will “flow-through” to our EBITDA. For the various reasons discussed above, our net revenues at The Lodge increased approximately $7 million during 2004 which caused an increase in our costs and expenses of approximately $3.3 million, resulting in an increase in our EBITDA in 2004 over 2003 of approximately $3.3 million. In other words, we were able to realize approximately 47% of those incremental revenues which flowed-through to our EBITDA. Additionally, our net revenues at the Gilpin increased approximately $2.8 million in 2004 as compared to 2003 with approximately 78% of that amount flowing-through to our EBITDA in 2004.  This measurement is only one of the tools we use to gauge the success of our marketing programs and it also serves to highlight our fixed cost infra-structure and how those costs effect the operations and performance of our properties.

NEVADA

Overview

We acquired our Reno, Nevada property in January 2001. In September 2001 we installed a “slot-player tracking” system and began to directly market to our local customer base. During 2002, we made several improvements to the property including a significant remodeling of the Wildwood kitchen and serving line, the addition of outdoor signage, and general landscaping improvements.  During 2003, we improved the exterior signage and focused on the casino’s slot product improvements.  During 2004, we continued to focus on our slot product by introducing Ticket-In Ticket-Out technology to our gaming floor.

Net revenues. The net revenues of Gold Dust West increased by $2.6 million for the year ended December 31, 2004 as compared to the same period of 2003. We expanded our capital expenditures in our slot product over the last year including the implementation of a Ticket-In Ticket-Out (“TITO”) system.  Additionally, we continue to realize success with our marketing and slot club efforts.

Costs and Expenses. Costs and expenses of Gold Dust West increased $0.8 million for the year ended December 31, 2004 as compared to the same period of 2003. The increase in costs and expenses attributable to Gold Dust West was a result in increased gaming taxes, slot participation, and repairs and maintenance expenses.

Earnings Before Interest, Taxes, Depreciation and Amortization. The Gold Dust West’s EBITDA was approximately $7.5 million and $5.7 million for the years ended December 31, 2004 and 2003, respectively. The increase of $1.8 million, or 9.6%, resulted primarily from the increase in gaming revenue.  Approximately 68% of our increased revenues flowed through to EBITDA as a result of realized labor savings associated to the implementation of TITO and successful marketing programs.

LOUISIANA

Overview

The Louisiana truck plaza video gaming properties consist of six truck plaza gaming facilities located in Louisiana and a share in the gaming revenues of an additional truck plaza. The acquisition dates of each of the respective truck stops were discussed previously.

Each truck plaza features a convenience store, fueling operations, a  restaurant operating not fewer than 12 hours per day, and 50 video gaming devices (except for Lucky Magnolia Truck Stop and Casino which has 40 video gaming devices).

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

Net revenues. The Louisiana truck plazas generated net revenues of $47.9 million for the year ended December 31, 2004 compared to $46.5 million for the year ended December 31, 2003. This increase of 3.0% is due to increases in gaming and fuel revenues. Gaming revenues have increased as a result of the continuing advertising and promotional marketing efforts driven to create a brand and identity for our locations. Fuel revenues have increased primarily due to a weighted average price per gallon increase from $1.45 per gallon in 2003 to $1.75 per gallon in 2004.

Costs and Expenses. The Louisiana truck plazas’ costs and expenses were $37.8 and $36.2 million for the years ended December 31, 2004 and 2003, respectively. Costs and expenses increased $1.6 million due primarily to the increase in gaming and fuel revenues, and an increase in general and administrative expenses.

Earnings Before Interest, Taxes, Depreciation and Amortization. The Louisiana properties’ EBITDA was approximately $10.1 million and $10.3 million for the years ended December 31, 2004 and 2003, respectively. The decrease of $0.2 million, or 1.9%, resulted primarily from the increase in general and administrative expense.

  VIRGINIA

Overview

Colonial Holdings’ revenues are comprised of (i) pari-mutuel commissions from wagering on races broadcast from out-of-state racetracks to Colonial’s satellite wagering facilities and the track using import simulcasting; (ii) wagering at the track and Colonial’s satellite wagering facilities on its live races; (iii) admission fees, program and racing form sales, and certain other ancillary activities; and (iv) net income from food and beverage sales and concessions.

Colonial’s revenues are heavily dependent on the operations of its satellite wagering facilities. Revenues from the satellite wagering facilities help support live racing at the track. The amount of revenue Colonial earns from each wager depends on where the race is run and where the wagering takes place. Revenues from import simulcasting of out-of-state races and from wagering at the track and at the satellite wagering facilities on races run at the track consist of the total amount wagered at Colonial’s facilities, less the amount paid as winning wagers. The percentage of each dollar wagered on horse races that must be returned to the public as winning wagers (typically about 79%) is legislated by the state in which a race takes place. Revenues from export simulcasting consist of amounts payable to Colonial by the out-of-state racetracks and their simulcast facilities with respect to wagering on races run at the track.

Colonial entered into a Management and Consulting Agreement, with Maryland-Virginia Racing Circuit, Inc. (the “Circuit”), an affiliate of the Maryland Jockey Club (“MJC”), to provide experienced management for the racetrack and satellite facilities and to create a Virginia-Maryland thoroughbred racing circuit. Under the agreement, MJC agrees to suspend live racing at their racetracks, Laurel Park and Pimlico Race Course, during Colonial’s live thoroughbred meets. Parties to the agreement also exchange simulcast signals for their live meets at no cost to either party. The Circuit manages Colonial’s satellite facilities as well as the live standardbred and thoroughbred meets and provides certain personnel, at its expense, for the live thoroughbred meet. For its services, the Circuit receives a management fee of 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in Virginia, excluding certain amounts specified in the agreement (“Handle”), and 2.0% of all Handle in excess of $75 million per calendar year. In addition, Colonial agreed to pay a management fee of 3.25% of Handle for any future satellite facilities located in the counties of Loudoun, Fairfax, Prince William, and Arlington and the Virginia cities of Manassas, Manassas Park, Fairfax City, Falls Church, and Alexandria. See note 12 to our consolidated financial statements.

In February 2003, Colonial entered into an amendment to the agreement pursuant to which the Circuit agreed to a management fee of 1.5% of Handle for Handle in excess of $125 million generated from the racetrack and satellite facilities located in Richmond, Chesapeake, Brunswick, and Hampton and certain localities in the Central and Southside portions of Virginia.

The agreement will remain in effect until 2036, as amended, provided Colonial owns, controls, or operates the racetrack under its existing licenses. At Colonial’s option, Colonial may terminate the agreement any time after 2021 upon payment of a fee equal to 17 times the average management fee paid during the three years immediately preceding such termination. On March 16, 2005 Colonial entered into an amendment to the agreement with the Circuit in which the Circuit agreed, among other matters, to reduce the term of the agreement by 10 years to November 24, 2036. The amendment is subject to the approval of the Virginia Racing Commission.

On March 8, 2004, the Virginia Racing Commission granted the license to Colonial to open its sixth satellite wagering facility in Vinton, Virginia. Construction on the facility started in the second quarter of 2004 and the facility opened for business on October 11, 2004.

On April 28, 2004, the Virginia Racing Commission granted Colonial a license to accept wagers over the telephone or through the internet through its advanced deposit wagering system. The advanced deposit wagering system became fully operational late in the third quarter 2004.

On November 2, 2004 referenda were passed in the following counties in Virginia; Henry County; Scott County and Westmoreland County. On March 16, 2005 the Virginia Racing Commission granted Colonial licenses to own and operate a satellite wagering facility in Henry County, Virginia. Colonial anticipates applying for two more licenses during 2005.

Total Revenues. Colonial generated net revenues for the year ended December 31, 2004 of $37.1 million compared to $33.0 million for the same period of 2003. The increase of total revenues of $4.1 million, or 12.4%, is due primarily to the opening in November 2003 of a new satellite wagering facility in Richmond, the opening in October 2004 of a new satellite wagering facility in Vinton, Virginia, an increase in the number of live racing days in 2004 from 58 to 66, as well as increased gaming revenue at the Hampton  satellite wagering facility.

Costs and expenses. Colonial’s direct operating costs and expenses were $35.5 million for the year ended December 31, 2004 compared to $31.2 million for the same period of 2003. Costs and expenses increased $4.3 million, or 13.8%, for the year ended December 31, 2004 from the same period of 2003. This increase is primarily attributable to the opening of the new satellite wagering facilities in Richmond and Vinton which we opened in November 2003 and October 2004, respectively, and an increase in expense due to additional live race days.

Earnings Before Interest, Taxes, Depreciation and Amortization. The Virginia property EBITDA was approximately $1.6 million and $1.8 million for the years ended December 31, 2004 and 2003, respectively. The decrease of $0.2 million was due primarily to expenses associated with the new satellite wagering facility in  Vinton, and additional live racing days.

Net Corporate Overhead

Overview

Generally, our corporate operations are not a profit center, but rather a cost center that directs the overall managerial, operational and administrative aspects of the Company.

Costs and expenses. Corporate overhead costs and expenses increased from $5.3 million for the year ended December 31, 2003 to $9.3 million in the current period of 2004. The $4.0 million increase is primarily due to a $2.9 million charge to earnings associated with the abandonment of projects during the current year.  The increase in other corporate overhead expenses of $1.2 million is attributable to an increase in labor, rent and political campaign costs in Virginia as well as an increase in travel, labor and consulting costs associated with Sarbanes Oxley Section 404 preparatory compliance work.

Pro Forma Results of Operations for the year ended December 31, 2003 compared to the year ended December 31, 2002

COLORADO

Net Revenues. The decrease in net revenues of our Colorado operations is attributable to a reduction in net revenues at the Gilpin of approximately $2.0 million or 11% and $1.5 million or 3% at The Lodge. Colorado’s operations were impacted by increased competition during negative market growth during 2003. In addition, on June 24, 2003 we completed our $7.8 million expansion for the Gilpin, which commenced during the third quarter of 2002.

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

NEVADA

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

LOUISIANA

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

VIRGINIA

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

Costs and expenses. Corporate overhead costs and expenses totaled $5.3 million for the year ended December 31, 2003 as compared to $8.5 million for the same period of 2003.  The decrease is primarily attributable to the February 22, 2002 transaction related non-recurring privatization costs and expenses of $4.2 million in addition to reductions in travel and labor costs of $0.2 and $0.1 million respectively.  The decrease in costs and expenses was offset by a $0.5 million contribution to defeat Amendment 33 in Colorado, $0.2 million in costs and expenses assoicated with the successful passage of a referendum allowing a satellite wagering facility in Vinton Virginia, $0.4 million in costs and expenses specifically associated with professional accounting and valuation work, and $0.2 million in costs associated with abandoned development work.

Item 7A.                                  Quantitative and Qualitative Disclosure about Market Risk

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. On February 8, 2002 we issued $125.0 million in 11 7/8% senior secured notes due in 2009 and in March 2005 we issued an additional $23.0 million of such notes. All debt currently bears interest at a fixed rate, except our $10 million line of credit (which currently has no amounts outstanding), that bears interest at 1.75% above the prime rate published by Wells Fargo Bank, N.A. A 1% change in the variable interest rate would not have a material impact on our results of operations.

We currently do not invest in derivative financial instruments, interest rate swaps or other similar investments to alter interest rate exposure.

Item 8.                                           Financial Statements and Supplementary Data

Reference is made to the financial statements, the notes, and the reports of our registered public accounting firm commencing on page F-1 of this report, which financial statements, notes, and reports are incorporated herein by reference.

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

Item 9B.                                        Other Information

There is no information we were required to report on Form 8-K during our fourth fiscal quarter of the year ended December 31, 2004 that was not so reported.

Item 10.                                    Directors and Executive Officers of the Registrant

The following table provides information regarding our directors and executive officers and key employees of Black Hawk Gaming, Colonial Holdings and the Louisiana properties as of March 15, 2004:

Name	Age	Position
Jeffrey P. Jacobs	51	Chief Executive Officer, President, Secretary, Treasurer and Chairman of the Board
Richard E. Jacobs	79	Director
Stephen R. Roark	57	Chief Financial Officer and President of Casino Operations
Ian M. Stewart	50	President of Pari-Mutuel Wagering and Video Poker Operations
Michael T. Shubic	50	Vice President of Casino Operations
Stan Guidroz	38	Vice President of Louisiana Operations
Michael Frawley	46	General Manager of The Lodge Casino

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

Stan Guidroz is currently our Vice President of Louisiana Operations, having joined us in July 2002. Prior to that he was Director of Sales and Marketing for our Louisiana operations where he managed the sales and marketing efforts as well as the development of a proprietary fuel program for our truck stop plazas. Prior to joining us, Mr. Guidroz held the position of Director of Operations for Pumpelly Oil, the largest petroleum marketing company in the gulf coast for six years. Mr. Guidroz recently completed his MBA at the University of Louisiana of Lafayette.

Michael Frawley joined us in October of 2003 and is currently General Manager of The Lodge Casino. Prior to joining us, Mr. Frawley served as Executive Vice President and General Manager of Paragon Casino Resort and as Corporate Vice President of Operations for First Nation Gaming, an Indian Gaming Management and Development company for three years. While at First Nation he was accountable for the development of three Native American Casinos based in Southern California and New Mexico. Mr. Frawley began his career as a dealer in 1978 at Resorts International. He has since held additional management and executive positions at Caesars Atlantic City, Grand Casinos Inc. and the Westin Hotel Corporation.

We are a company wholly-owned by Jeffrey P. Jacobs and a revocable trust established by his father, Richard E. Jacobs. Our board of directors, consisting of Messrs. Jeffrey P. Jacobs and Richard E. Jacobs, has no nominating, audit, compensation or other committees. Presently, the board, through the Company’s Sarbanes-Oxley implementation team, has received a draft copy of a code of ethics policy. The board is in the process of reviewing the draft code of ethics policy, which is applicable to our CEO, CFO and our employees, and we anticipate filing it with the Securities and Exchange Commission during the second or third quarter of 2005. We rely on our employment procedures, system of internal controls and procedures, and our independent accountant’s reports to deter wrongdoing and to promote honest and ethical conduct, full, fair and accurate disclosure in our reports, our compliance with governmental laws, rules and regulations and internal reporting of violations of our policies.

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

The following table sets forth information regarding the compensation paid by Jacobs Entertainment to each of the following individuals for services rendered in all capacities for the years indicated:

					Long-Term Compensation
		Annual Compensation			Awards	Payouts
Name and Principal Position(1)	Year	Salary ($)	Bonus ($ )	Other Annual Compensation ($)	Restricted Stock Awards(s) ($ )	Securities Underlying Options/ SARs (#)	LTIP Payouts ($ )	All Other Compensation ($ )
Jeffrey P. Jacobs	2004	500,000	250,000					(2)
	2003	500,000	-0-	—	—	—	—	(2)
	2002	500,000	125,000	—	—	—	—	(2)
Stephen R. Roark	2004	350,000	72,700
	2003	300,000	30,000	—	—	—	—	—
	2002	300,000	75,000	—	—	—	—	—
Ian M. Stewart	2004	250,000	30,000					—
	2003	215,000	40,000	—	—	—	—
	2002	200,500	50,000	—	—	—	—	150,000
Michael T. Shubic	2004	240,000	59,440
	2003	200,000	30,000
	2002	NA	NA	—	—	—	—	—
Michael Frawley	2004	188,000	45,700
	2003	38,500	5,000
	2002	NA	NA

(1)           See Item 10 above which describes the principal positions of the named executives.

(2)           See Item 13 below which describes consulting fees paid to an affiliate of Mr. Jacobs.

We entered into a three year employment agreement with Jeffrey P. Jacobs effective as of February 22, 2002 that contains customary terms and conditions and provides for a base salary of $500,000 per year and a bonus determined by Jacobs Entertainment’s Board of Directors. Mr. Jacobs is entitled to the present value of his base salary for the unexpired term of the agreement if he is terminated without cause, plus a pro rata portion of the bonus to which he would be entitled for the portion of the year in which the termination occurred.

We entered into a three year employment agreement with Richard E. Jacobs effective as of February 22, 2002 that contains customary terms and conditions and provides for a base salary of $250,000 per year and a bonus determined by Jacobs Entertainment’s Board of Directors. Mr. Jacobs is entitled to the present value of his base salary for the unexpired term of the agreement if he is terminated without cause, plus a pro rata portion of the bonus to which he would be entitled for the portion of the year in which the termination occurred.

As of March 15, 2005, the employment agreements referred to above with the Messrs. Jacobs had not been renewed. However, it is anticipated that these two agreements will be extended during 2005.

We entered into a three year employment agreement with Michael T. Shubic effective as of December 2, 2002 that contains customary terms and conditions and provides for a base salary of $200,000 per year. Mr. Shubic is also entitled to receive a bonus of up to 33% of his base salary, with the percentage to be established by our board of directors. Mr. Shubic is entitled to the present value of his base salary for the unexpired term of the agreement if he is terminated without cause, plus a pro rata portion of the bonus to which he would be entitled for the year in which the termination occurred.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 2005, for (i) each stockholder who is known by us to own beneficially more than 5% of our common stock, (ii) each director and executive officer, and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, we believe, based on information furnished by the persons named in this table, that such persons have voting and investment power with respect to all shares of common stock beneficially owned by them, subject to community property laws, where applicable.

As of March 15, 2005, there were 1,500 shares of our common stock outstanding. We have no equity compensation, stock option or similar plans relating to our equity securities.

Stockholder	Number of Shares	Percentage
Jeffrey P. Jacobs(1)	750	50%
Golden Bear Plaza
East Tower
1170 U.S. Highway One, Suite 600
North Palm Beach, Florida 33408

Richard E. Jacobs(2)	750	50%
25425 Center Ridge Road
Cleveland, Ohio 41445

All executive officers and directors as a group	1,500	100%

(1)           Jeffrey P. Jacobs is our Chief Executive Officer, President, Secretary, Treasurer and Chairman of the Board.

(2)           All 750 shares shown as beneficially owned by Richard E. Jacobs are owned by The Richard E. Jacobs Revocable Trust, of which Richard E. Jacobs is the sole trustee.

Our two shareholders are presently engaged in estate planning. In that regard, they propose during 2005 to recapitalize the company with two classes of common stock and to exchange their existing shares for shares of both new classes. Jeffrey P. Jacobs will contribute some of his newly exchanged shares to two trusts for the benefit of his spouse and heirs. The Richard E. Jacobs Revocable Trust will contribute some of its newly exchanged shares to a trust for the benefit of Jeffrey P. Jacobs’ heirs.

Item 13.                 Certain Relationships and Related Transactions

In order to assist Black Hawk Gaming in its efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, it entered into an agreement with Premier One Development Company effective October 1, 1997. On May 9, 2000, Premier merged into Jacobs Investments Management Co. Inc., 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two former directors of Colonial Holdings. Jacobs Entertainment, Inc. paid or accrued $450,000 to Jacobs Investments Management Company for services during the year ended December 31,2004, 2003 and 2002. In 2002, this agreement was extended until December 31, 2009 at the rate of $450,000 annually.

We provide monthly management and accounting services to truck stops owned by an affiliate of Jeffrey P. Jacobs and the Trust. In addition, the affiliate purchases repair parts from us. Total charges to the affiliate for management services and repair part purchases totaled $502,000, $318,000 and $125,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Accounts receivable due from affiliates totaled $245,000, $221,000 and $32,000 as of December 31, 2004, 2003 and 2002, respectively

Jacobs Entertainment is the obligor on notes to Jeffrey P. Jacobs and the Trust totaling $9.0 million, with interest only payable semi-annually at 12% per annum, and the principal amount due and payable on January 31, 2010. These notes were issued in connection with our acquisition of the Louisiana truck stops described in Item 1 above. We are also an obligor on $10.5 million of notes issued in connection with our acquisition of additional truck stops from an unaffiliated party. These notes were purchased from the seller in February 2003 for $7 million by Jeffrey P. Jacobs and the Trust. The amount and terms of the notes now payable to Mr. Jacobs and the Trust are identical to those described above. As a result of this transaction, for tax purposes our shareholders recognized taxable income in the form of a discharge of indebtedness of $3.5 million representing the difference between the $10.5 million face amount of the notes and the purchase price of $7.0 million.

In March 2005, we issued an additional $23 million in principal amount of our 11 7/8 Senior Secured Notes due 2009. We used proceeds derived from the sale of the notes to complete a purchase and sale agreement with Gameco Holdings, Inc., a company owned and controlled by our two directors and sole owners—the Richard E. Jacobs Revocable Trust and Jeffrey P. Jacobs. We purchased from Gameco all of the membership interests of three limited liability companies, each of which owned or leased a video gaming truck plaza in Louisiana. The truck plazas are described below in greater detail. The aggregate purchase price of the entire membership interests in the three LLCs was $22.5 million. The assets of each LLC were purchased free and clear of liens and encumbrances and were pledged as additional collateral under our indenture.

The properties held by the three LLCs consist of three video gaming truck plaza facilities, one of which is still under development, located in Louisiana. The properties include Jalou Breaux Bridge, LLC in St. Martin Parish (“Breaux Bridge”); Jalou Eunice, LLC in St. Landry Parish (“Eunice”); and Jalou of Jefferson, LLC in Jefferson Parish (“Jefferson”). Each truck plaza features or will soon feature a convenience store, a fueling operation, a restaurant, and 40 or 50 video poker devices. At the Jefferson location, the convenience store, fueling operation and restaurant will be operated by unrelated third parties. Under Louisiana gaming regulations, all video poker devices at these three properties, like all of our Louisiana properties, are owned by, and placed at each location by agreement with, an unaffiliated third party, Southern Trading Corporation.  In addition, Jefferson has a development agreement with an unrelated third party, Jackpot Truckstop, LLC, which includes a consulting fee to be paid to Jackpot based upon a percentage of net gaming revenue ranging from 5% to 25% depending on the amount of such net revenue. Two of the three truck plazas we acquired have not yet obtained their gaming licenses. The gaming licenses and number of video poker devices are dependent upon, among other things, meeting certain minimum levels of fuel sales that determine the number of allowable gaming devices up to the limit of 50 gaming devices per location.

Breaux Bridge was developed by Gameco, and opened in February 2004. Breaux Bridge’s cost to develop and open was $4.0 million, $2.8 million of which was funded by a mortgage on the property, which mortgage was paid in full at the closing by the seller out of sales proceeds. The facility consists of a 9,606-square-foot convenience store, restaurant and gaming facility, located on 14.6 acres. Breaux Bridge met its minimum fuel sales requirements, received its gaming license, and opened the gaming facility with 50 gaming devices in September 2004. Breaux Bridge is approximately three miles from Lafayette, Louisiana.

Eunice was developed by Gameco, and opened in July 2004.  Eunice’s cost to develop and open was $3.3 million, $2.3 million of which was funded by a mortgage on the property, which mortgage was paid in full at the closing by the seller out of sales proceeds. The facility consists of a 5,400-square-foot convenience store, restaurant and gaming facility, located on 7.1 acres. Eunice has met its minimum fuel sales requirements and, accordingly, has applied for its gaming license. Eunice received its gaming license in March 2005. The facility will initially operate 40 gaming devices. Eunice is approximately 40 miles from Lafayette, Louisiana.

We anticipate completion of the Jefferson gaming facility construction by the end of March 2005 at a total cost of approximately $3.8 million, of which $1.5 million has been funded by a mortgage, which mortgage was paid in full at the closing by the seller out of sales proceeds. Gameco will bear all costs associated with completion of construction and the installation of gaming devices at the Jefferson facility. The gaming facility will total 5,706 square feet and is located on land leased from an unrelated third party. The fuel requirements have already been met with the existing fuel operations. Gameco has applied for a gaming license and anticipates the approval of the license application and an opening date in June 2005.  The facility will operate 50 gaming devices. Jefferson is approximately six miles from New Orleans, Louisiana.

In February 2004, a nearby property owner and a competitor filed lawsuits against the landowners of the Jefferson truck plaza site. The lawsuits alleged that the Jefferson Parish Council improperly adopted three ordinances necessary to the construction of the Jefferson truck plaza. After a full hearing on the merits, the plaintiffs’ request for a preliminary injunction against construction of the truck plaza was denied by the court on March 16, 2004. The plaintiffs have failed to respond to any further pleadings. Construction and other permits were subsequently issued by the Parish and construction of the truck plaza is near completion. While no one can guarantee the outcome of any litigation, we believe that the lawsuits are without merit and as such will have no material impact on the operations or financial condition of the Jefferson truck plaza.

The acquisitions described above were a combination of entities under common control and, as a result, the transaction was treated for accounting and financial reporting purposes similar to a pooling of interests. Under this method of accounting, the acquisitions were recorded at the transferor’s (Gameco’s) book value (rather than fair value), which is primarily represented by the historical identifiable cash cost in the assets transferred. This amount is approximately $11 million. The difference between this amount and the purchase price of $22.5 million will be regarded for accounting and financial reporting purposes as a distribution to our two owners and will reduce our stockholders’ equity by that amount. We do not believe the amount treated as a distribution for accounting purposes is a distribution for purposes of the indenture and therefore is not subject to its provisions regarding restricted payments. However, for the avoidance of doubt, we obtained the consent of the existing noteholders to except from the provision regarding restricted payments the payment of consideration to related parties in connection with the acquisitions.

Item 14.                 Principal Accountant Fees and Services

Fees paid to our registered public accounting firm for the last two years were as follows:

	Year Ended December 31,
	2004	2003

Audit fees	$675,000	$535,000
Audit related fees*	177,500	30,000
Tax fees**	166,000	210,000
All other fees***	541,000	61,000

*              Audit related fees are principally comprised of our 401(k) audits and fees related to the internal control consulting services associated with our Sarbanes-Oxley implementation project of $170,000 and $15,000 for 2004 and 2003 respectively.

**           Tax fees are principally comprised of preparation of federal and state corporate income tax returns, various state tax returns, and research and related tax consultation services.

***         2004 comprises of $538,000 in audit fees related to several Louisiana truck stop plazas we ultimately decided not to purchase and $3,000 in other miscellaneous consulting services.  2003 comprises of various research and consultation services.

We have no audit committee. Our board of directors has considered and has determined that provision of the services described above and amounts paid for those services is compatible with maintaining our principal accountant’s independence.

Item 15.                 Exhibits and Financial Statement Schedules

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

(b)           Exhibits

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger dated as of April 25, 2001, among Black Hawk Gaming & Development Company, Gameco, Inc., and BH Acquisition, Inc.

2.2(1)	Amendment to Agreement and Plan of Merger dated as of November 12, 2001 among Black Hawk Gaming & Development Company, Inc., Gameco, Inc. and BH Acquisition, Inc.

2.3(1)	Exchange Agreement dated February 22, 2002 among Gameco, Inc., Jeffrey P. Jacobs and The Richard E. Jacobs Revocable Trust.

2.4(1)	Agreement and Plan of Merger dated as of June 11, 2001 among Colonial Holdings, Inc., Gameco, Inc. and Gameco Acquisitions, Inc.

Exhibit No.	Description
2.5(1)	Amendment to Agreement and Plan of Merger dated as of November 16, 2001 among Colonial Holdings, Inc., Gameco, Inc., and Gameco Acquisition, Inc.

2.6(1)	Agreement and Plan of Merger, dated February 22, 2002 between Gameco, Inc. and Jacobs Entertainment, Inc.

3.1(1)	Certificate of Incorporation of Gameco, Inc.

3.2(1)	By-Laws of Gameco, Inc.

3.3(1)	Articles of Incorporation of Black Hawk Gaming & Development Company, Inc.

3.4(1)	Bylaws of Black Hawk Gaming & Development Company, Inc.

3.5(1)	Articles of Incorporation of Gold Dust West Casino, Inc.

3.6(1)	Code of By-laws of Gold Dust West Casino, Inc.

3.7(1)	Articles of Organization of Black Hawk/Jacobs Entertainment, LLC.

3.8(1)	Operating Agreement of Black Hawk/Jacobs Entertainment, LLC.

3.9(1)	Joint Venture Agreement of Gilpin Hotel Venture.

3.10(1)	Articles of Incorporation of Gilpin Ventures, Inc.

3.11(1)	By-Laws of Gilpin Ventures, Inc.

3.12(1)	Articles of Incorporation of Jalou II Inc.

3.13(1)	By-Laws of Jalou II Inc.

3.14(1)	Articles of Incorporation of Winner’s Choice Casino, Inc.

3.15(1)	By-Laws of Winner’s Choice Casino, Inc.

3.16(1)	Articles of Organization of Diversified Opportunities Group Ltd.

3.17(1)	Articles of Organization of Jalou L.L.C.

3.18(1)	Articles of Organization of Houma Truck Plaza & Casino, L.L.C.

3.19(1)	Articles of Organization of Jalou-Cash’s L.L.C.

3.20(1)	Articles of Incorporation of JACE, Inc.

3.21(1)	Articles of Organization of Lucky Magnolia Truck Stop and Casino, L.L.C.

3.22(1)	Articles of Organization of Bayou Vista Truck Plaza and Casino, L.L.C.

3.23(1)	Articles of Organization of Raceland Truck Plaza and Casino, L.L.C.

3.24(1)	Articles of Incorporation of JACE, Inc. (duplicate of Exhibit 3.20).

3.25(2)	Certificate of Amendment of Certificate of Incorporation of Gameco, Inc.

3.26(2)	Amended and Restated Certificate of Limited Partnership of Colonial Downs, L.P.

Exhibit No.	Description
3.27(2)	Limited Partnership Agreement of Colonial Downs, L.P.

3.28(2)	Amended and Restated Articles of Incorporation of Colonial Downs Holdings, Inc.

3.29(2)	Amendment to Articles of Incorporation of Colonial Downs Holdings, Inc.

3.30(2)	Bylaws of Colonial Downs Holdings, Inc.

3.31(2)	Articles of Incorporation of Stansley Racing Corp.

3.32(2)	Articles of Amendment to the Articles of Incorporation of Stansley Racing Corp.

3.33(2)	Bylaws of Stansley Racing Corp.

3.34(2)	Amended and Restated Operating Agreement of Diversified Opportunities Group Ltd.

3.35(2)	Amendment to the Operating Agreement of Black Hawk/Jacobs Entertainment, LLC.

3.36(2)	Amendment to the Certificate of Incorporation of Gameco, Inc.

3.37(8)	Articles of Organization of Jalou Breaux Bridge, LLC dated January 29, 2003.

3.38(8)	Articles of Organization of Jalou Eunice, LLC dated March 27, 2003.

3.39(8)	Articles of Organization of Jalou of Jefferson, LLC dated September 23, 2003.

4.1(1)	Indenture dated February 8, 2002 by and among Gameco, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association relating to 11 7/8% Senior Secured Notes due 2009.

4.2(1)	Form of Gameco, Inc. 11 7/8% Senior Secured Notes due 2009 (included as part of the Indenture at Exhibit 4.1).

4.3(1)	Supplemental Indenture dated February 22, 2002 by and among Gameco, Inc. certain guarantors and Wells Fargo Bank Minnesota, National Association relating to 11 7/8% Senior Secured Notes due 2009.

4.4(1)	Form of Subsidiary Guaranty for 11 7/8% Senior Secured Notes due 2009 (included as part of the Indenture at 4.1).

4.5(1)	Registration Rights Agreement dated as of February 8, 2002 by and among Gameco, Inc., certain guarantors, CIBC World Markets Corp. And Libra Securities, LLC.

4.6(1)	Security Agreement dated February 8, 2002 among Gameco, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association as Trustee.

4.7(1)	Amendment to the Security Agreement dated February 22, 2002 among Gameco, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association.

4.8(1)	Joinder Agreements dated February 22, 2002 between Wells Fargo Bank Minnesota, National Association and each guarantor.

4.9(1)	Guaranty of each guarantor dated February 22, 2002.

4.10(1)

Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreements and fixture filings by Black Hawk/Jacobs Entertainment LLC and Gilpin Hotel Venture to the Public Trustee of Gilpin County, State of Colorado, as Trustee for the Benefit of Wells Fargo Bank Minnesota, National Association as Beneficiary, dated February 22, 2002.

Exhibit No.	Description
4.11(1)

Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreements and fixture filings by Gold Dust Casino, Inc. to the First American Title Company of Nevada, as Trustee for the Benefit of Wells Fargo Bank Minnesota, National Association as Beneficiary, dated February 22, 2002.

4.12(1)

Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and fixture filing by Houma Truck Plaza & Casino, L.L.C. to Wells Fargo Bank Minnesota, National Association, as Trustee dated February 22, 2002.

4.13(1)	Mortgage, Assignment of Leases and Rents, Security Agreements and fixture filing by Winner’s Choice Casino, Inc. to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002.

4.14(1)

Mortgage, Assignment of Leases and Rents, Security Agreements and fixture filing by Raceland Truck Plaza and Casino, LLC to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002.

4.15(1)

Mortgage, Assignment of Leases and Rents, Security Agreements and fixture filing by Bayou Vista Truck Plaza and Casino, LLC to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002.

4.16(1)

Mortgage, Assignment of Leases and Rents, Security Agreements and fixture filing by Lucky Magnolia Truck Stop and Casino, L.L.C. to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002.

4.17(1)	Mortgage, Assignment of Leases and Rents, Security Agreements and fixture filing by JACE, Inc. to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002.

4.18(1)

Collateral Assignment of Deeds of Trust, Assignments of Rents and Leases, Security Agreements and fixture filings and other loan documents by Gameco, Inc. to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002.

4.19(1)	Escrow Agreement between Gameco, Inc. and Wells Fargo Bank Minnesota, National Association dated February 22, 2002.

4.20(1)

Supplemental Indenture dated June 14, 2002 by and among Jacobs Entertainment, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association relating to 11 7/8% Senior Secured Notes due 2009.

4.21(2)	Joinder Agreements dated June 14, 2002 between Wells Fargo Bank, National Association and each guarantor.

4.22(2)	Subsidiary Guarantee of each subsidiary guarantor dated June 14, 2002 for 11 7/8% Senior Secured Notes due 2009.

4.23(2)

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Colonial Downs, L.P. to David F. Belkowitz and James L. Weinberg as Trustees for the benefit of Wells Fargo Bank Minnesota, National Association, dated June 14, 2002.

4.24(2)

Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Colonial Downs, L.P. to David F. Belkowitz and James L. Weinberg as Trustees for the benefit of Wells Fargo Bank Minnesota, National Association, dated June 14, 2002.

4.25(2)

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Colonial Holdings, Inc. to David F. Belkowitz and James L. Weinberg as Trustees for the benefit of Wells Fargo Bank Minnesota, National Association, dated June 14, 2002.

4.26(2)	Loan and Security Agreement dated July 12, 2002 by and among Jacobs Entertainment, Inc., certain subsidiaries and Foothill Capital Corporation.

Exhibit No.	Description
4.27(2)	Promissory Note dated July 12, 2002 by and among Jacobs Entertainment, Inc., certain borrowers and Foothill Capital Corporation.

4.28(2)	Guaranty of Gold Dust West Casino, Inc. and Diversified Opportunities Group Ltd., dated July 12, 2002.

4.29(2)	Intercreditor Agreement dated July 12, 2002 by and between Wells Fargo Bank Minnesota, National Association and Foothill Capital Corporation.

4.30(2)	Memorandum of Intercreditor Agreement dated July 12, 2002 by and among Foothill Capital Corporation, Wells Fargo Bank Minnesota, National Association and Borrowers.

4.31(2)

Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Securiting Agreement and Fixture Filing by Black Hawk Gaming & Development Company, Inc., Black Hawk/Jacobs Entertainment, LLC, and Gilpin Hotel Venture to the Public Trustee of Gilpin County, State of Colorado and Foothill Capital Corporation, dated July 12, 2002.

4.32(5)	Second Supplemental Indenture dated June 14, 2002 among Jacobs Entertainment, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association (Trustee).

4.33(a) (5)	Subsidiary Guarantees of Colonial Holding, Inc. dated June 28, 2002.

4.33(b) (5)	Subsidiary Guarantee of Colonial Downs, L.P. dated June 28, 2002.

4.33(c) (5)	Subsidiary Guarantee of Stansley Racing Corp. dated June 28, 2002.

4.34(a) (5)	Joinder Agreement of Colonial Holdings, Inc. dated June 28, 2002.

4.34(b) (5)	Joinder Agreement of Colonial Downs, L.P. dated June 28, 2002.

4.34(c) (5)	Joinder Agreement of Stansley Racing Corp. dated June 28, 2002.

4.35(a)(1)(5)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Colonial Holdings, Inc. (New Kent Racetrack) dated June 28, 2002.

4.35(a)(2)(5)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Richmond Southwest) dated June 28, 2002.

4.35(b)(1)(5)	Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (New Kent and Chesapeake) dated June 28, 2002.

4.36(5)	Form of Control Agreement Concerning Deposit Accounts (Citizens Bank/Colonial Downs, L.P.) dated June 14, 2002.

4.37(5)	Form of Control Agreement Concerning Deposit Accounts (Citizens Bank/Colonial Holdings, Inc.) dated June 14, 2002.

4.38(6)	Subsidiary Guarantee—Colonial Downs, LLC dated June 4, 2003.

4.39(6)	Security Agreement Amendment by Colonial Holdings, Inc. dated June 4, 2003.

4.40(6)	Supplemental Letter by Colonial Downs, LLC dated June 4, 2003.

4.41(6)	Third Supplemental Indenture dated June 4, 2003 among Jacobs Entertainment, Inc., certain Guarantors and Wells Fargo Bank Minnesota, National Association (Trustee).

4.42(6)	Supplemental Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Colonial Downs, LLC dated June 4, 2003.

Exhibit No.	Description
4.43(a)(7)	Fourth Supplemental Indenture among Jacobs Entertainment, Inc., certain Guarantors and Wells Fargo Bank, National Association dated March 2, 2005.

4.43(b)(7)	Fifth Supplemental Indenture among Jacobs Entertainment, Inc., certain Guarantors and Wells Fargo Bank, National Association dated March 2, 2005.

4.44(8)	Amendment No. 2 to Security Agreement dated March 2, 2005 between Jalou, LLC and Wells Fargo Bank, National Association.

4.45(8)	Supplement to Security Agreement dated March 2, 2005 by Jalou Breaux Bridge, LLC, Jalou Eunice, LLC and Jalou of Jefferson, LLC and Wells Fargo Bank, National Association.

4.46(8)	Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated March 2, 2005 by Jalou of Jefferson, LLC and Wells Fargo Bank, National Association.

4.47(8)	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated March 2, 2005 by Jalou Breaux Bridge, LLC and Wells Fargo Bank, National Association.

4.48(8)	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated March 2, 2005 by Jalou Eunice, LLC and Wells Fargo Bank, National Association.

4.49(a)(8)	Subsidiary Guarantee dated March 2, 2005 by Jalou of Jefferson, LLC.

4.49(b)(8)	Subsidiary Guarantee dated March 2, 2005 by Jalou Breaux Bridge, LLC.

4.49(c) (8)	Subsidiary Guarantee dated March 2, 2005 by Jalou Eunice, LLC.

4.50(8)

First Amendment to Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated March 2, 2005 between Black Hawk Gaming & Development Company, Inc., et al, and Wells Fargo Bank, National Association.

4.51(8)

First Amendment to Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated March 2, 2005 between Gold Dust West Casino, Inc. and Wells Fargo Bank, National Association.

10.1(1)	Consulting Agreement between Diversified Opportunities Group Ltd. and Ian M Stewart dated January 1, 2001.

10.2(1)	Executive Employment Agreement between Gameco, Inc. and Jeffrey P. Jacobs dated February 22, 2002.

10.3(1)	Executive Employment Agreement between Gameco, Inc. and Richard E. Jacobs dated February 22, 2002.

10.4(1)	Executive Employment Agreement between Gameco, Inc. and Stephen R. Roark dated February 22, 2002.

10.5(1)	Executive Employment Agreement between Colonial Holdings, Inc. and Ian M. Stewart dated February 22, 2002.

10.7(3)	Standardbred Horsemen’s Contract effective March 1, 2003 among Colonial Downs L.P. Stansley Racing Corp. and The Virginia Harness Horse Association.

10.8(3)	Thoroughbred Horsemen’s Agreement dated December 23, 2002 between Colonial Downs L.P. and the Virginia Horseman’s Benevolent and Protective Association.

10.8A(3)	First Amendment dated January 1, 2003 to Thoroughbred Horsemen’s Agreement dated December 23, 2002 between Colonial Downs L.P. and the Virginia Horsemen’s Benevolent and Protective Association.

Exhibit No.	Description
10.9(4)	Consulting Agreement dated January 1, 2003 between Jacobs Entertainment, Inc. and Jacobs Investments Management Co., Inc.

10.10(3)	Option Agreement dated January 20, 2004 regarding Vinton, Virginia Off Track Wagering Facility.

10.11(3)	Deed of Lease dated May 8, 2003 between Haynes Chippenham Plaza, LLC and Colonial Downs, L.P.

10.12(8)	Assignment of Membership Interests between Jacobs Entertainment, Inc. and Gameco Holdings, LLC dated February 22, 2005.

10.13(8)	Registration Rights Agreement dated March 2, 2005 by and among Jacobs Entertainment, Inc., the Guarantors and the Purchasers.

21.1(8)	Subsidiaries of Jacobs Entertainment, Inc.

25.1(1)	Statement of Eligibility of Trustee on Form T-1.

31.1(8)	Chief Executive Officer Certificate under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(8)	Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(8)	Chief Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(8)	Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(1)	Form of Letter of Transmittal.

99.2(1)	Form of Notice of Guaranteed Delivery.

99.3(1)	Jacobs Entertainment, Inc. Exchange of all Outstanding 11 7/8% Senior Secured Notes Due 2009 For 11 7/8% Senior Secured Notes Due 2009.

99.4(1)	Jacobs Entertainment, Inc. Letter to Depository Trust Company Participants.

99.5(8)	Significant Guarantor Information.

(1)	Incorporated hereby by reference from our registration statement on Form S-4 (SEC Registration No. 333-88242) filed on May 14, 2002.
(2)	Incorporated hereby by reference from Amendment No. 1 of our registration statement on Form S-4 (SEC Registration No. 333-88242) filed on August 8, 2002.
(3)	Incorporated hereby by reference from our Form 10-K filed on March 29, 2004.
(4)	Incorporated hereby by reference from our Form 10-K filed on March 31, 2003.
(5)	Incorporated by reference from our Form 10-Q filed August 13, 2004.
(6)	Incorporated hereby by reference from our Report on Form 8-K filed October 7, 2004.
(7)	Incorporated hereby by reference to Exhibits 2.01(a)and 2.01(b) from our Report on Form 8-K dated March 4, 2005.
(8)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACOBS ENTERTAINMENT, INC.

By:	/s/ JEFFREY P. JACOBS
Jeffrey P. Jacobs
Chief Executive Officer

By:	/s/ STEPHEN R. ROARK
Stephen R. Roark
Chief Financial Officer

Date: March 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY P. JACOBS	Chairman of the Board of Directors and Chief	March 28, 2005
Jeffrey P. Jacobs	Executive Officer (Principal Executive Officer)

/s/ STEPHEN R. ROARK	Chief Financial Officer	March 28, 2005
Stephen R. Roark	(Principal Financial and Accounting Officer)

/s/ RICHARD E. JACOBS	Director	March 28, 2005
Richard E. Jacobs

Jacobs Entertainment, Inc.

Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
and Independent Auditors’ Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Jacobs Entertainment, Inc.
Black Hawk, Colorado

We have audited the accompanying consolidated balance sheets of Jacobs Entertainment, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Jacobs Entertainment, Inc., Diversified Opportunities Group, Ltd. and Jalou II Inc., which, as a combination of entities under common control, has been accounted for similar to a pooling of interests as described in Note 1 to the consolidated financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jacobs Entertainment, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 6 to the consolidated financial statements, on February 8, 2002, the Company completed a $125,000,000 private placement of senior secured notes that was used to fund the February 22, 2002 acquisitions described in Notes 1 and 4.

Deloitte & Touche LLP

Denver, Colorado

March 25, 2005

JACOBS ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

(Dollars in thousands)

	2004	2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,210	$16,238
Restricted cash	1,670	1,907
Accounts receivable	1,520	1,087
Inventory	1,256	1,202
Prepaid expenses and other current assets	2,022	1,611

Total current assets	27,678	22,045

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	51,652	50,221
Buildings and improvements	118,904	114,363
Equipment, furniture and fixtures	36,219	31,318
Leasehold improvements	2,344	2,179

Total	209,119	198,081

Less accumulated depreciation and amortization	(34,052)	(26,952)

PROPERTY, PLANT AND EQUIPMENT—Net	175,067	171,129

OTHER ASSETS:
Goodwill	26,773	26,773
Identifiable intangible assets—net	6,788	7,176
Debt issue costs—net	5,426	6,789
Capitalized project costs		1,500
Other assets	1,029	1,161

TOTAL	$242,761	$236,573

(Continued)

JACOBS ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

(Dollars in thousands)

	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,638	$12,289
Gaming taxes payable	2,841	2,709
Interest Payable	5,691	5,719
Current portion of long-term debt and capital lease obligations	811	2,554
Total current liabilities	22,981	23,271

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	127,516	125,861

LONG-TERM DEBT—Related parties	19,489	19,489

OTHER	353	517

Total liabilities	170,339	169,138

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value—1,500 shares authorized; 1,500 shares issued and outstanding
Additional paid-in capital	27,992	27,992
Retained earnings	44,430	39,443

Total stockholders’ equity	72,422	67,435

TOTAL	$242,761	$236,573

(Concluded)

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in thousands)

	2004	2003	2002

REVENUES:
Gaming:
Casino	$108,347	$96,816	$83,515
Truck stop	24,294	24,108	21,884
Pari-mutuel	32,946	29,189	27,872
Food and beverage	17,783	16,383	12,405
Convenience store—fuel	18,424	17,229	14,909
Convenience store—other	3,314	3,403	3,329
Hotel	1,382	1,370	1,271
Other	3,326	3,003	2,614

Total revenues	209,816	191,501	167,799

Promotional allowances	(20,101)	(19,652)	(14,079)

Net revenues	189,715	171,849	153,720

COSTS AND EXPENSES:
Gaming:
Casino	38,586	36,209	31,057
Truck stop	12,514	12,579	10,419
Pari-mutuel	27,505	24,212	23,108
Food and beverage	9,776	8,577	7,690
Convenience store—fuel	17,116	15,881	13,648
Convenience store—other	3,858	3,880	4,292
Hotel	747	743	517
Marketing, general and administrative	42,576	38,278	31,225
Abandoned project costs	2,891	173
Privatization and other non-recurring costs			524
Depreciation and amortization	9,745	9,071	8,389

Total costs and expenses	165,314	149,603	130,869

OPERATING INCOME	24,401	22,246	22,851

Interest income	64	62	194
Other income		10
Interest expense	(19,478)	(19,645)	(18,300)

INCOME BEFORE EQUITY IN EARNINGS OF INVESTMENTS AND MINORITY INTEREST IN LOSS	4,987	2,673	4,745

EQUITY IN LOSS OF INVESTMENTS—
Black Hawk and the Lodge			(1,980)

MINORITY INTEREST IN LOSS—Colonial			173

NET INCOME	$4,987	$2,673	$2,938

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in thousands)

	Common Stock		Additional Paid-in	Retained
	Shares	Amount*	Capital	Earnings	Total

BALANCES—January 1, 2002	1,500	$—	$27,992	$35,767	$63,759

Net income				2,938	2,938

Stockholder distributions				(1,935)	(1,935)

BALANCES—December 31, 2002	1,500	—	27,992	36,770	64,762

Net income				2,673	2,673

BALANCES—December 31, 2003	1,500	—	27,992	39,443	67,435

Net income				4,987	4,987

BALANCES—December 31, 2004	1,500	$—	$27,992	$44,430	$72,422

*The par value amount of Jacobs Entertainment, Inc. common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 above due to rounding.

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in thousands)

	2004	2003	2002

OPERATING ACTIVITIES:
Net income	$4,987	$2,673	$2,938
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of investments			1,980
Minority interest			(173)
Depreciation and amortization	9,745	9,071	8,389
Loss on sale of equipment	90	94	42
Deferred financing cost amortization	1,363	1,361	1,031
Bond issue discount amortization	710	707	693
Loan discount amortization	23	180
Noncash abandoned project costs	1,500	35
Changes in operating assets and liabilities—net of the effect of acquisitions:
Restricted cash	237	(512)	(273)
Accounts receivable	(433)	369	(253)
Inventory	(54)	85	(99)
Prepaid expenses and other current assets	(330)	(86)	5,225
Accounts payable and accrued expenses	1,289	(821)	2,988

Net cash provided by operating activities	19,127	13,156	22,488

INVESTING ACTIVITIES:
Equipment purchases and additions to property, plant, and equipment	(11,673)	(14,201)	(7,341)
Proceeds from sale of equipment	280	66	226
Purchase of device rights	(209)	(235)
Capitalized project costs		(1,465)	(72)
Acquisitions—net of cash acquired:
Black Hawk Gaming			(86,916)
Colonial Downs			(4,644)
Truck stops			(14,234)

Net cash used in investing activities	(11,602)	(15,835)	(112,981)

FINANCING ACTIVITIES:
Net proceeds from bond issuance			120,050
Payments to obtain financing		(49)	(7,798)
Proceeds from long-term debt		228
Proceeds from revolving line of credit	4,265	11,210	4,130
Payments on long-term debt	(2,553)	(2,620)	(1,637)
Payments on revolving line of credit	(4,265)	(11,210)	(4,130)
Distributions to stockholders			(1,935)

Net cash (used in) provided by financing activities	(2,553)	(2,441)	108,680

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,972	(5,120)	18,187

CASH AND CASH EQUIVALENTS—Beginning of year	16,238	21,358	3,171

CASH AND CASH EQUIVALENTS—End of year	$21,210	$16,238	$21,358

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized in 2004 and 2003 of $27 and $140 respectively	$17,329	$17,582	$9,512

Non-cash investing and financing activity:
Acquisition of property	$1,732	$10,489	$3,280

Debt conversion to related party	$—	$—	$—

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in thousands)

1.       BUSINESS AND ORGANIZATION

Jacobs Entertainment, Inc. (“JEI” or the “Company”) was formed on April 17, 2001, as a Subchapter S corporation under the Internal Revenue Code of 1986, as amended, to become a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Nevada, Louisiana, and Virginia. The Company’s sole stockholders, who each own 50% of JEI’s common stock, are Jeffrey P. Jacobs and The Richard E. Jacobs Revocable Trust, of which Richard E. Jacobs is the sole trustee (collectively, “Jacobs”). As a result of the transactions on February 22, 2002, described below, JEI owns and operates three casinos, six truck plaza video gaming facilities, and a horse racing track with six satellite wagering facilities (of which, two are leased). In addition, the Company receives a percentage of gaming revenue from an additional truck plaza video gaming facility.

On February 22, 2002, JEI simultaneously completed the acquisition of a 100% interest in entities in which Jacobs owned either a full, majority, or minority interest. The entities involved in the transaction, and the accounting treatment for the components of the acquisitions are described below and in Note 4.

On March 2, 2005, JEI completed the acquisition of three truck plaza video gaming facilities in Louisiana from a related party. See Notes 6 and 15 below.

On March 16, 2005, Colonial Downs received licenses to own and operate a seventh satellite wagering facility in Virginia.

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

Jalou—Jalou operates six truck plaza video gaming facilities of which five are owned and one is leased, and receives a percentage of gaming revenue from an additional truck plaza video gaming facility in

Louisiana. The ownership interest of Jalou LLC and Jalou II (collectively, “Jalou”) and the acquisition dates for each property are as follows.

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

Jalou II—Winner’s Choice Casino (“Winner’s”) was acquired on February 7, 2001, and Colonels Truck Plaza and Casino was acquired on January 11, 2002.

These acquisitions were recorded using the purchase method of accounting for business combinations. See Note 4 for a further description of the Bayou, Lucky, Raceland, and Colonel’s acquisitions occurring in 2002. The aggregate purchase price for the 2002 acquisitions of the Jalou entities was approximately $20,282. Additionally, 100% of the operations of the Jalou entities has been included in the consolidated income statements from the date of each respective acquisition.

Colonial—Colonial owns and operates a horse racing track with six satellite wagering facilities in Virginia of which four are owned and two are leased. On February 22, 2002, JEI acquired the remaining 56% of Colonial’s common stock and all outstanding options for approximately $4,644, which was recorded using the purchase method of accounting for business combinations, and accordingly, 100% of Colonial’s operations are included in JEI’s results for the period subsequent to the acquisition date. Prior to the acquisition date, Colonial’s operations were consolidated due to Jacobs’ ownership in the majority of the voting rights (see Note 5). On July 12, 2003, the Virginia Racing Commission granted a license to Colonial to open its fifth satellite wagering facility in Richmond Virginia. This facility was opened in November 2003. On March 8, 2004, the Virginia Racing Commission granted the license to Colonial to open its sixth satellite wagering facility in Vinton, Virginia. This facility was opened in October 2004. On November 2, 2004, voters in Henry, Scott and Westmoreland counties, Virginia passed referendums authorizing a satellite wagering facility in each of their counties. As voter approval has been obtained, the Virginia Racing Commission has the authority to grant a license for each facility to an entity that holds an unlimited license for pari-mutuel operations in Virginia. On March 16, 2005, the Virginia Racing Commission granted Colonial licenses to own and operate a satellite wagering facility in Henry County, Virginia.

Black Hawk—Black Hawk owns a 75% interest in The Lodge and a 100% interest in both the Gilpin Hotel Casino (“the Gilpin”) and the Gold Dust West Casino (“GDW”), located in Black Hawk, Colorado, and Reno, Nevada, respectively. On February 22, 2002, JEI acquired the remaining 68% of Black Hawk’s common stock and all outstanding options for approximately $36,980 and assumed and refinanced approximately $59,950 of Black Hawk’s outstanding debt. This transaction was recorded using the purchase method of accounting for business combinations, and accordingly, 100% of Black Hawk’s operations are included in JEI’s results for the period subsequent to the acquisition date. Prior to the acquisition date, JEI accounted for its ownership interest in Black Hawk and The Lodge using the equity method of accounting. See Note 5.

2.       SIGNIFICANT ACCOUNTING POLICIES

Consolidation—The accompanying consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, are presented to reflect the accounts of JEI, Diversified and Jalou II, similar to the pooling of interests method of accounting for business combinations. All inter-company transactions and balances have been eliminated in consolidation. The Company also records a minority interest, which reflects the portion of the equity and earnings of Colonial which are applicable to the minority interest owners of Colonial, for periods prior to February 22, 2002.

Cash and Cash Equivalents—The Company considers all demand deposits and time deposits with original maturities of three months or less to be cash equivalents.

Restricted Cash—Amounts due under agreements with the Virginia Horsemen’s Benevolent and Protective Association, Inc. and the Virginia Harness Horse Association are accrued based on the terms of the agreements. Funds for purses for future live race meets are held in restricted cash accounts. Amounts held in certificates of deposit for the purpose of security with expiration dates in excess of three months are held in restricted cash accounts.

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

Property, Plant and Equipment—Property, plant and equipment are stated at historical cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are depreciated, using the straight-line method, over the shorter of the lease term or the useful life of the asset. Estimated useful lives used are as follows:

Land improvements	20 to 40 years
Buildings and improvements	5 to 40 years
Equipment, furniture and fixtures	2 to 20 years
Leasehold improvements	7 to 40 years

Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposal of assets are recognized as incurred.

Investments—Through February 22, 2002, the Company accounted for its investments in Black Hawk and The Lodge under the equity method. Under this method, the Company records the income attributable to its share of Black Hawk and The Lodge as an increase to the investment and reduces its investment for actual distributions received. Subsequent to this date, these entities have been consolidated.

Goodwill—Goodwill represents the excess purchase price over the fair value of the net identifiable assets acquired related to the acquisitions described in Notes 1 and 4.

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

Promotional Allowances—Gross revenues include the retail amount of rooms, food and beverages provided gratuitously to customers. When computing net revenues, the retail amount of rooms, food and beverages and coupons, gratuitously provided to customers, as well as slot club player point redemptions, is deducted from gross revenues as promotional allowances. The estimated cost of such complimentary services for rooms, food, and beverages is charged to casino operations and was $9,191 and $9,388 and $8,744 for the years ended December 31, 2004, 2003 and 2002, respectively.

Privatization and Other Non-Recurring Costs—Costs incurred by Colonial and Black Hawk in relation to the acquisition of its remaining shares on February 22, 2002, described in Notes 1 and 4, primarily consisting of legal and accounting fees, are expensed in the accompanying 2002 consolidated statement of income.

Income Taxes—The Company has elected for income tax purposes to be treated as a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended, and, consequently, no current or deferred income taxes have been reflected in the accompanying consolidated financial statements as these taxes are the responsibility of the stockholders.

No provision for income taxes had been made for Colonial’s operations for periods prior to February 22, 2002, since it had operated at a net loss. See Note 7.

Long-Lived Assets—The Company periodically evaluates the value of long-lived assets, including property, plant and equipment, goodwill and identifiable intangibles, for potential impairment. If an impairment is indicated, such impaired assets are written down to their estimated fair value. As of December 31, 2004 and 2003, management determined that there was no impairment of the Company’s long-lived assets.

Minority Interest—The Company recorded a minority interest through February 22, 2002, which reflects the portion of the equity and earnings of Colonial which are applicable to the interests of the owners of Colonial other than Jacobs. The Minority interest in Colonial was acquired on February 22, 2002. See Note 4.

Operating Segments—The Company has four reportable segments (Colorado, Nevada, Virginia and Louisiana), as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. See Note 13.

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

Reclassifications—Certain reclassifications have been made in the 2003 and 2002 financial statements to conform with the classifications used in 2004. These reclassifications had no effect on the Company’s financial position or net income.

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

Furthermore, the Company performed its most recent annual impairment test as of September 30, 2004 and determined that goodwill was not impaired.

Acquired intangible assets consist of the following (in thousands):

	As of December 31, 2004		As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets:
Revenue rights	$6,000	$360	$6,000	$240
Device use rights	2,491	1,343	2,281	865

Total	$8,491	$1,703	$8,281	$1,105

	Years Ended December 31
	2004	2003	2002

Aggregate amortization expense	$597	$581	$524

Estimated amortization expense for the years ended December 31:

2005	$618
2006	618
2007	209
2008	162
2009	141
Thereafter	5,040

Total	$6,788

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

Goodwill resulting from the transactions is attributable to anticipated future cash flows associated with the acquired entities. Amortization expense recorded on these identifiable intangible assets was $529, $529, and $524 for the years ended December 31, 2004, 2003 and 2002, respectively.

Assuming the transactions had occurred at the beginning of each period presented, pro forma revenue and net income would have been as follows:

Year Ended December 31, 2002

Net revenue	$168,839
Net loss	(1,256)

The pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions occurred at the beginning of each period presented, nor are they indicative of future operating results.

5.       INVESTMENTS

Colonial—During 1996, the Company acquired a 50% interest in Colonial Downs, L.P., (“Colonial Downs”) a Virginia limited partnership, for $2,000.

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

The Company accounted for its interest in Black Hawk under the equity method of accounting through February 22, 2002. Under this method, the Company recorded its share of the income attributable to its share of Black Hawk as an increase to the investment and reduced its investment for actual distributions received. In January 2001, Black Hawk acquired Gold Dust West Casino, which was accounted for under the purchase method of accounting for business combinations, resulting in the recording of goodwill of approximately $15,000. Condensed data for Black Hawk is as follows:

Statement of Operations	January 1 - February 22, 2002

Revenues—net	$13,970
Operating expenses	17,145

Operating loss	(3,175)

Other income	119
Interest expense—net	(2,868)

Loss before minority interest	(5,924)

Minority interest	127
Income taxes

Net loss	(5,797)

Equity in net loss of investment	$2,622

As discussed in Notes 1 and 4, the outstanding shares of Black Hawk were acquired on February 22, 2002. For the period from January 1, 2002, through February 22, 2002, the Company recorded a $1,980 net loss on its investment in Black Hawk which was primarily related to charges incurred by Black Hawk associated with the acquisition. Specifically, Black Hawk terminated its interest rate swap, wrote off of its existing debt issue costs, and incurred a charge related to the redemption of outstanding stock options resulting in charges of approximately $7,319.

Investment in The Lodge—During 1996, the Company acquired an approximate 25% interest in The Lodge (the other 75% is owned by Black Hawk). The Company accounted for its interest in The Lodge under the equity method through February 22, 2002. Under this method, the Company recorded the income attributable to its share of The Lodge as an increase to the investment, and reduced its investment for actual distributions received.

Condensed data for The Lodge is as follows:

Statement of Loss	January 1 - February 22, 2002

Revenues—net	$8,658
Operating expenses	7,734

Operating income	924

Interest expense—net	1,430

Net loss	$(506)

Net loss of investment	$(127)

6.       LONG-TERM DEBT, NOTES PAYABLE-RELATED PARTIES, AND CAPITAL LEASES

Long-term debt, notes payable-related parties, and capital leases, consists of the following as of December 31:

	2004	2003

Indebtedness of JEI:
Senior secured notes due 2009, with interest only payable each February 1, and August 1, beginning August 1, 2002 at a fixed interest rate of 11 7/8%. The notes were issued at a 3.96% discount which is being amortized using the effective interest method over the expected life of the Notes.	$122,103	$121,393
Indebtedness of Black Hawk:
Bonds payable; issued in two series with interest payments varying between 6.25% and 6.50%; principal and interest payments approximating $360 are due semi-annually beginning in June 2000 continuing until December 2011; secured by infrastructure improvements made by the Lodge	3,997	4,438

Indebtedness of Colonial:
Note payable to Chesapeake Forest Products Company, LLC, maturing September 30, 2004, bearing interest at the prime (4.00% at December 31, 2003) rate commencing October 1, 2003; a principal payment of $1,770 was payable September 30, 2003 and the remaining principal balance plus all interest was due September 30, 2004, secured by the land purchased with the Note.		1,747
Note payable to Maryland Jockey Club, maturing December 2005, bearing interest at a rate of 7.75% payable quarterly for the first two years, and equal installments of interest and principal to be paid quarterly over the remaining five year term of the note, beginning in the first quarter of 2001	290	580
Note payable to John Deere Credit, maturing October 2008, bearing interest at a rate of 2.25% payable monthly in equal installments of interest and principal beginning November 2003, secured by the equipment purchased with the Note.	177	221
Capital Lease payable to Lancerlot Sports Complex, L.C., with interest and principal payments of $10 per month, maturing September 11, 2009, secured by the land held under the lease, with the right to extend the term of the lease five times for five year intervals, or to purchase the land for $800 at any time after the term and first renewal period of the lease (after September 11, 2014). The effective interest rate is 11.84%. Each lease renewal if elected will result in an increase in monthly payments by 10% over the previous lease term.	976

Capital Lease payable to an individual, with interest and principal payments of $4 per month, until the earlier of occupancy or June 1, 2005, then interest and principal payments of $8 per month, maturing June 1, 2010, secured by the land and building held under the lease, with the right to extend the term of the lease four times for five year intervals, or to purchase the land and building for $700 at any time after the initial term of the lease (after June 1, 2010), with the purchase price increasing 8% with any successive renewal term. The effective interest rate is 10.31%. Each lease renewal if elected will result in an increase in annual payments by $8 over the lease term.

	756
Other	28	36

	2,227	2,584

Indebtedness to related parties:
Notes payable to affiliates, maturing January 31, 2010, semi-annual payments of interest only at 12.0%, unsecured	9,000	9,000
Note payable to affiliates maturing March 2009, semi-annual payments of interest only at 8.5%, secured by the land, buildings, and related improvements of Houma	1,811	1,811
Note payable to affiliates maturing March 2009, semi-annual payments of interest only at 8.5%, secured by the land, buildings and related improvements of Winner’s	1,208	1,208
Note payable to affiliates maturing March 2009, semi-annual payments of interest only at 8.5%, secured by the land, buildings, and related improvements of Cash’s	1,717	1,717
Note payable to affiliates maturing March 2009, semi-annual payments of interest only at 8.5%, secured by the land, buildings, and related improvements of Colonel’s	2,172	2,172
Note payable to affiliates maturing March 2009, semi-annual payments of interest only at 8.5%, secured by the land, buildings, and related improvements of Lucky Magnolia’s	788	788
Note payable to affiliates maturing March 2009, semi-annual payments of interest only at 8.5%, secured by the land, buildings, and related improvements of Bayou Vista	1,679	1,679
Note payable to affiliates maturing March 2009, semi-annual payments of interest only at 8.5%, secured by the land, buildings, and related improvements of Raceland	1,114	1,114

	19,489	19,489

Total indebtedness	147,816	147,904

Less current indebtedness	(811)	(2,554)

Total long-term indebtedness	$147,005	$145,350

On February 8, 2002, JEI completed a $125,000 private placement of 11 7/8% Senior Secured Notes (the “Notes”) due 2009, with interest payable on each February 1, and August 1, with payments beginning August 1, 2002. The Notes were issued at a 3.96% discount from their principal amount, resulting in a discount of $4,950, which is being amortized using the effective interest method over the life of the Notes. The proceeds of the Notes were primarily used to fund the acquisition of the common stock of the entities described in Note 4, and to refinance certain debt of these entities in connection with the acquisitions. The Notes are secured by the assets and stock of the acquired entities. JEI has no independent assets or operations and the subsidiaries’ guarantees on the Notes are full and unconditional and joint and several. The Notes contain a number of affirmative and negative covenants which among other things require JEI to maintain certain financial ratios and refrain from certain actions without prior approval from the Trustee of the Notes. As of December 31, 2004, management believes JEI is in compliance with all such debt covenants.

On February 13, 2003, $10,489 of notes issued by the seller in connection with the acquisition of certain Jalou truck stops from an unaffiliated party were acquired by a related party. See discussion in Note 10 below.

Scheduled principal payments as of December 31, 2004 are as follows:

2005	$811
2006	588
2007	607
2008	634
2009	136,130
Thereafter	11,942

Total	$150,712

Effective July 12, 2002, the Company entered into a $10,000 line of credit (“LOC”) agreement with Wells Fargo Foothill, Inc., expiring July 12, 2007. The LOC bears interest at the prime rate published by Wells Fargo Bank, N.A., plus 1.75%. The LOC is collateralized by the land, buildings and related improvements of The Lodge and the Gilpin Hotel and Casino, the Company’s Colorado casino properties. The security interests under the terms of the LOC are contractually senior to the Notes. There were no amounts outstanding under the LOC as of December 31, 2004 and 2003.

On March 2, 2005, JEI issued $23,000 in debt subject to the indenture of the Notes described above. The terms of the new notes are the same as the existing notes, which carry a coupon rate of 11 7/8% per annum and mature February 2009. See Note 15.

7.       INCOME TAXES

In conjunction with the acquisitions on February 22, 2002, discussed in Notes 1 and 4, effective February 22, 2002 Black Hawk and Colonial filed elections to change their tax status as C-Corporations to S-Corporations, and such conversions have been declared effective by the Internal Revenue Service. Subsequent to conversion to S-Corporations, no provision for federal income taxes is reflected in Black Hawk’s, Colonial’s or JEI’s financial statements as the stockholders of JEI report any taxable income or loss on their personal tax returns.

As of February 22, 2002, Colonial has net operating loss carryforwards of approximately $16,500 for income tax purposes that expire in years 2012 through 2020. A valuation allowance has been recognized to reduce the deferred tax assets by the entire amount. As described in Notes 1 and 4, on February 22, 2002, Colonial completed a merger with an affiliate of the principal shareholder, which repurchased all outstanding common stock not owned by the principal shareholder and his affiliates. As a result of these transactions, utilization of the net operating loss carryforwards may be significantly limited, thereby resulting in the expiration of a portion of the carryforwards prior to offsetting future taxable income.

On March 11, 2002, the Company received notice from the Internal Revenue Service asserting deficiencies in federal corporate income taxes for the Black Hawk’s 1998 tax year. The proposed adjustment indicates an increase to taxable ordinary income for the 1998 tax year of $1,193, and relates to the deductibility of depreciation taken against certain costs incurred by the Lodge to build and improve public assets. The Company has analyzed these matters and believe the Lodge has meritorious defenses to the deficiencies asserted by the Internal Revenue Service. The Company will contest the asserted deficiencies through the administrative appeals process, and believes that any amounts assessed for the 1998 and future tax years will not have a material effect on Black Hawk’s financial position or results of operations. Due to the preliminary nature of this proceeding, management is unable to reasonably estimate the amount, or range of amounts, of any potential income tax liability associated with the notice.

8.       ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Liabilities—long-term debt and capital lease obligations	$147,816	$166,466	$147,904	$155,466

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

9.       EMPLOYEE BENEFIT PLANS

In June 1998, Colonial implemented a 401(k) Plan in which all full time and part time employees are eligible to participate after six months of employment. The Plan is a defined contribution plan covering eligible employees of Colonial. The Plan allows eligible employees to make tax-deferred contributions that are matched by the Company up to a specified level. On July 9, 2004, the Colonial 401(k) plan was merged into the Black Hawk Gaming & Development Company Inc. 401(k) plan (re-named Jacobs Entertainment, Inc. plan on December 21, 2004). The Company’s contributions to the 401(k) Plan were approximately $14, $14 and $12 for the period ended July 9, 2004, and for the years ended 2003 and 2002, respectively.

On January 1, 1997, the Gilpin Hotel Casino Employees’ 401(k) Plan (re-named Black Hawk Gaming & Development Company Inc.’s 401(k) Plan on March 31, 1999, further re-named Jacobs Entertainment, Inc.’s 401(k) plan on December 20, 2004) (the “Plan”) was organized and began accepting contributions on September 1, 1997. The Plan is a defined contribution plan covering eligible employees of Black Hawk, The Lodge, the Gilpin, GDW, and Colonial (after July 9, 2004). The Plan allows eligible employees to make tax-deferred contributions that are matched by the Company up to a specified level. The Company contributed approximately $257 and $249 and $263 to the Plan for the years ended December 31, 2004, 2003, and 2002, respectively. On July 9, 2004, Colonial’s Plan and Jacobs Entertainment, Inc.’s Plan were merged into one plan covering all eligible employees of JEI.

10.     RELATED PARTY TRANSACTIONS

In order to assist Black Hawk in its efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, Black Hawk entered into an agreement with Premier One Development Company effective October 1, 1997. On May 9, 2000, Premier merged into Jacobs Investments Management Co. Inc. (“Management”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two former directors of Colonial Holdings. Black Hawk paid or accrued $450, $450 and $450 for Management’s services during the years ended December 31, 2004, 2003 and 2002, respectively. The agreement expired on December 31, 2002, but was extended for a period of nine years, at $450 per year, payable on January 15 of each year.

Pursuant to an agreement with Diversified, the president of Colonial received compensation for consulting services to Diversified in connection with its acquisition of the Louisiana truck plaza video gaming facilities. Diversified paid $150 in 2002 for services in connection with the acquisition of the Louisiana truck plaza video gaming facilities acquired by Jacobs Entertainment in February 2002. The agreement also contains a two year non-compete clause with respect to any aspect of the operations of those truck plaza facilities. An affiliate of Jacobs also paid $38 for services rendered in 2002.

The Company and Black Hawk shared a management fee of 5% of adjusted gross gaming proceeds for the gaming operations of The Lodge. For the first year of operations, the sharing ratio of this management fee was disbursed 40% to the Company and 60% to Black Hawk. For all subsequent years of operations, the management fee is disbursed 50% to the Company and 50% to Black Hawk. This arrangement was terminated on February 22, 2002. During the year ended December 31, 2002, the Company was paid $228 for management fees from The Lodge.

The Company provides monthly management and accounting services to truckstops owned by an affiliate. In addition, the affiliates purchase repair parts from the Company. Total charges to affiliates for management services and repair part purchases totaled $502 and $318 for the years ended December 31, 2004 and 2003, respectively. Accounts receivables due from affiliate totaled $245 and $221 as of December 31, 2004 and 2003, respectively.

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

11.     CAPITALIZED AND ABANDONED PROJECT COSTS

During the year ended 2004, we recorded a $2,900 charge to operations which is attributable to the write-off of abandoned project costs. Included in these costs is approximately $1,800 related to development costs associated with a potential gaming site in D’Iberville, Mississippi. After considering various development alternatives, we chose to abandon the project to pursue other alternatives which, in our estimation would result in greater returns than the potential of the D’Iberville site. The majority of these expenditures were primarily associated with land option payments and design, development and planning costs. Further, we charged to operations approximately $800 consisting of option payments, legal and accounting fee expenditures associated with four separate unrelated parties to acquire seven video poker stop operations in Louisiana. Based on the results of the due diligence work, we abandoned the potential acquisitions with all seven truck stop operations targeted for acquisition. Finally, approximately $300 in other capitalized costs were charged to operations due to abandonment of miscellaneous other projects.

12.     COMMITMENTS AND CONTINGENCIES

Colonial entered into a Management and Consulting Agreement, as amended (the “Management Agreement”), with Maryland-Virginia Racing Circuit, Inc. (the “Circuit”), an affiliate of the Maryland Jockey Club (“MJC”), to provide experienced management for the racetrack and satellite facilities and to create a Virginia-Maryland thoroughbred racing circuit. Under the Management Agreement, MJC agrees to suspend live racing at their racetracks, Laurel Park and Pimlico Race Course, during Colonial’s live thoroughbred meets. Parties to the Management Agreement also exchange simulcast signals for their live thoroughbred meets at no cost to either party. The effect of the exchange of signals is immaterial to the consolidated financial statements. The Circuit manages Colonial’s satellite facilities as well as the live standardbred and thoroughbred meets and provides certain personnel, at its expense, for the live thoroughbred meet. For its services, the Circuit receives a management fee of 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in the Commonwealth of Virginia, excluding certain amounts specified in the Management Agreement (“Handle”), and 2.0% of all Handle in excess of $75 million per calendar year. In February 2003, Colonial entered into an amendment to the Management Agreement pursuant to which the Circuit agreed to a management fee of 1.5% of Handle for Handle in excess of $125 million generated from the racetrack and its satellite facilities. The Management Agreement will remain in effect until 2036, as amended, assuming the amendment we signed March 16, 2005 is approved by the Virginia Racing Commision provided Colonial owns, controls, or operates the racetrack under its existing licenses. At Colonial’s option, Colonial may terminate the Management Agreement any time after 2021 upon payment of a fee equal to 17 times the average management fee paid during the three years immediately preceding such termination. Management fees incurred under the Management Agreement are approximately $2,082, $1,831 and $1,700 during each of the years ended December 31, 2004, 2003 and 2002, respectively.

Colonial has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for the Company’s pari-mutuel wagering applications. The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities through 2004 at a rate of .365% of the gross amounts wagered. Totalisator fees incurred under this agreement was approximately $622, $497, and $381 for the years ended December 31, 2004, 2003 and 2002, respectively.

On March 16, 2005, Colonial entered into an amendment with the totalisator company that extends the term of the agreement to 2012, provides replacement equipment for the existing equipment, and increases the rate to .385% of handle up to $270,000 in handle. Handle above $270,000 will be charged a rate of .345%. The amendment also provides for minimum charge per calendar year of $330. The amendment is subject to the Virginia Racing Commission’s approval.

Colonial has entered into agreements with a company which provides broadcasting and simulcasting equipment and services. The agreements for live racing services at the horse racing track, and equipment leases at two of the off track wagering facilities were extended during 2002 until December 31, 2007. Effective November 6, 2002, Colonial acquired certain equipment located at the horse racing track previously leased under these agreements. Total expense incurred for totalisator and broadcasting and simulcasting equipment was approximately $922, $745 and $1,179 for the years ended December 31, 2004, 2003 and 2002, respectively.

Colonial leases automobiles, building space, and certain equipment under operating leases expiring at various dates. Total rental expense under these non-cancelable leases was approximately $420, $357, and $251 for the years ended December 31, 2004, 2003 and 2002, respectively.

Black Hawk leases land and warehouse space for the Gold Dust in Reno, Nevada as well as automobiles, and other property and equipment under operating leases expiring at various dates. Total rental expense under these non-cancelable leases was approximately $357, $352, and $351 for the years ended December 31, 2004, 2003, and 2002, respectively.

The following are the future estimated minimum commitments relating to JEI’s non-cancelable operating agreements and leases:

Year Ended December 31

2005	$924
2006	850
2007	847
2008	631
2009	616
Thereafter	10,468

Total	$14,336

Other long-term obligations include the commitment of the Louisiana truck plaza video gaming facilities to pay $1 per video poker machine per day, plus $1,000 per machine annually in licensing to an outside party to maintain its video poker machines in its truck stop premises. Other long-term obligations also include commitments under employment contracts with members of senior management.

The following analysis of the leased property under capital leases:

Class of Property	2004	2003

Land	$1,323	$—
Building	409
Other	16	16
Less acumulated depreciation	(5)	(3)

Total leased property under capital lease	$1,743	$13

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2004:

Year Ending December 31

2005	$194
2006	211
2007	211
2008	210
2009	213
Thereafter	2,180

Total future mimimum lease payments	3,219

Less amount representing interest ranging from 1.6% to 11.75% per annum	1,482

Present net value of net minimum lease payments	$1,737

On May 25, 2001, a lawsuit was filed in the United States District Court for the District of Colorado (Case No. 01-D-0964) by Central City, several casino operators located in Central City and others against the City of Black Hawk, the Black Hawk Gaming Association (formerly the Black Hawk Casino Owners Association) and several casino operators located in the City of Black Hawk, including Black Hawk Gaming. The suit alleges that the defendants caused economic harm to the plaintiffs by engaging in a conspiracy and scheme to harm competition, restrain trade and monopolize the gaming industry in the Gilpin County, Colorado market in violation of federal and state constitutional, statutory and common law. Also, the complaint alleges that starting in 1996, the City of Black Hawk began interfering with Central City’s plans to construct a road directly from Interstate 70 to Central City. The plaintiffs seek compensatory, treble and exemplary damages against the defendants in amounts to be proven at trial along with interest, costs and attorneys’ fees. In March 2003, Central City’s city council voted to withdraw from the lawsuit. Central City has since been dismissed from the lawsuit. The remaining plaintiffs have continued to pursue the lawsuit. On March 26, 2003, the district court entered an order dismissing with prejudice the plaintiffs’ seventh, eighth, eleventh, twelfth and thirteenth claims for relief (i.e., the state common law claims and the claims under RICO and its Colorado statutory counterpart (COCCA)). On March 31, 2004, the district court dismissed with prejudice the federal antitrust claims. The court declined to retain supplemental jurisdiction over the state antitrust claims, and dismissed them without prejudice. On April 30, 2004, the plaintiffs filed a notice of appeal in the district court, appealing the dismissals of their claims to the United States Court of Appeals for the Tenth Circuit. The appeal has been briefed and was argued to a panel of the Tenth Circuit on January 13, 2005. We are awaiting the decision of the Tenth Circuit. Although plaintiffs have appealed, we continue to believe that this lawsuit is without merit and we intend to contest it vigorously. We are unable to reasonably estimate the amount or range of amounts, if any associated with this litigation. But we do not believe the suit will result in any material liability.

In March 2003, Galactic Gaming, Inc., one of the plaintiffs in Case No. 01-D-0964 (MJW), filed an action in District Court in Jefferson County, Colorado, Case No. 03CV0793, Division 7, against many of the same defendants as in Case No. 01-D-0964 (MJW), including Black Hawk Gaming. This action asserted state common law claims identical or virtually identical to those that were asserted and dismissed with prejudice in the federal action. Plaintiff moved for voluntary dismissal and on July 16, 2003, the Jefferson County district court dismissed the action without prejudice. Given the passage of time, we do not believe that plaintiff will attempt to reassert this action after the Tenth Circuit appeal is decided. We are unable to reasonably estimate the amount or range of amounts, if any associated with this litigation. But even if the plaintiff in the future attempts to reassert this action, we do not believe it will result in any material liability.

The Company is also involved in routine litigation arising in the ordinary course of business. These matters are believed by the Company to be covered by appropriate insurance policies.

13.     STOCK OPTIONS

In conjunction with the acquisition of the remaining shares of Colonial discussed in Notes 1 and 4, 237,000 options outstanding on that date became 100% vested, and Colonial recognized a $21 charge to operations on February 22, 2002, representing the difference between the respective options’ exercise price and the per share acquisition price of $1.12. All outstanding options including those available for grant were terminated upon JEI’s acquisition of the remaining shares of Colonial on February 22, 2002.

Colonial implemented a stock option plan on March 31, 1997. Options granted under the plan were either Incentive Stock Options or Non-qualified Stock Options, based on the discretion of the Board of Directors. The maximum aggregate number of shares which could be optioned and sold under the plan was 395,000 shares of Colonial’s Class A Common Stock. The exercise price per share for Incentive Options was no less than the fair value of the stock at the grant date. The exercise of Non-qualified Options was determined by the Board of Directors on the grant date. The term of the plan was ten years. On June 14, 1999, 20,000 granted and outstanding options were repriced from $10.45 to $1.7875 per share. On December 15, 1998, 118,000 granted and outstanding options were repriced from $9.50 per share to $1.00 per share. On February 22, 2002, the following tables summarize activity of the Stock Option Plan and the stock options outstanding through the termination date of the plan February 22, 2002.

14.     SEGMENT INFORMATION

At December 31, 2004 and 2003, the Company has four segments representing the geographic regions of their operations. Each segment is managed separately because of the unique characteristics of revenue stream and customer base.

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

	Year Ended December 31, 2004
	(Dollars in thousands)
	Colorado	Nevada	Virginia	Louisiana	Total

Total revenues:
Gaming:
Casino	$86,115	$22,232	$—	$—	$108,347
Truck stop				24,294	24,294
Pari-mutuel			32,946		32,946
Food and beverage	9,618	3,527	2,056	2,582	17,783
Convenience store—fuel				18,424	18,424
Convenience store—other				3,314	3,314
Hotel	800	582			1,382
Other	755	152	2,099	320	3,326
Total revenues	97,288	26,493	37,101	48,934	209,816
Promotional allowances	(15,007)	(4,028)		(1,066)	(20,101)
Net revenues	$82,281	$22,465	$37,101	$47,868	$189,715

Depreciation and amortization	$4,838	$1,436	$1,544	$1,749	$9,567
Corporate adjustments and eliminations					178
Consolidated depreciation and amortization					$9,745

Interest income	13	3	29	3	$48
Corporate adjustments and eliminations					16
Consolidated total interest income					$64

Interest expense	10,807	3,142	121	1,989	$16,059
Corporate adjustments and eliminations					3,419
Consolidated total interest expense					$19,478

Net income	$8,582	$2,960	$(35)	$6,375	$17,882
Corporate adjustments and eliminations					(12,895)
Consolidated net income					$4,987

EBITDA (1)	$24,214	$7,535	$1,601	$10,110	$43,460
Corporate adjustments and eliminations					(9,314)
Consolidated EBITDA					$34,146

Goodwill	$6,711	$8,836	$—	$11,226	$26,773

Identifiable intangible assets—net	$—	$—	$—	$6,788	$6,788

Property, plant and equipment—net	$87,294	$11,594	$59,690	$16,039	$174,617
Corporate adjustments and eliminations					450
Consolidated net property, plant and equipment—net					$175,067

Total assets	$111,277	$24,577	$63,538	$40,239	$239,631
Corporate adjustments and eliminations					3,130
Consolidated total assets					$242,761

Long-term debt	$78,265	$22,682	$1,888	$19,489	$122,324
Corporate adjustments and eliminations					24,681
Consolidated total long-term debt					$147,005

Capital expenditures	$5,585	$1,619	$5,665	$536	$13,405
Corporate adjustments and eliminations
Consolidated capital expenditures					$13,405

	Year Ended December 31, 2003
	(Dollars in thousands)
	Colorado	Nevada	Virginia	Louisiana	Total

Total revenues:
Gaming:
Casino	$77,137	$19,679	$—	$—	$96,816
Truck stop				24,108	24,108
Pari-mutuel			29,189		29,189
Food and beverage	8,646	3,446	1,951	2,340	16,383
Convenience store—fuel				17,229	17,229
Convenience store—other				3,403	3,403
Hotel	792	578			1,370
Other	722	131	1,863	287	3,003
Total revenues	87,297	23,834	33,003	47,367	191,501
Promotional allowances	(14,820)	(3,970)		(862)	(19,652)
Net revenues	72,477	19,864	33,003	46,505	$171,849

Depreciation and amortization	4,759	1,241	1,285	1,650	$8,935
Corporate adjustments and eliminations					136
Consolidated depreciation and amortization					$9,071

Interest income	3		44	14	$61
Corporate adjustments and eliminations					1
Consolidated total interest income					$62

Other income					$10

Interest expense	10,774	3,123	264	1,986	$16,147
Corporate adjustments and eliminations					3,498
Consolidated total interest expense					$19,645

Net income	$3,178	$1,378	$278	$6,718	$11,552
Corporate adjustments and eliminations					(8,879)
Consolidated net income					$2,673

EBITDA (1)	$18,708	$5,742	$1,783	$10,340	$36,573
Corporate adjustments and eliminations					$(5,256)
Consolidated EBITDA					$31,317

Goodwill	$6,711	$8,836	$—	$11,226	$26,773

Identifiable intangible assets—net	$—	$—	$—	$7,176	$7,176

Property, plant and equipment—net	$86,770	$11,579	$55,569	$16,635	$170,553
Corporate adjustments and eliminations					576
Consolidated net property, plant and equipment—net					$171,129

Total assets	108,775	24,071	59,363	40,486	$232,695
Corporate adjustments and eliminations					3,878
Consolidated total assets					$236,573

Long-term debt	$78,302	$22,549	$471	$19,489	$120,811
Corporate adjustments and eliminations					24,539
Consolidated total long-term debt					$145,350

Capital expenditures	$8,226	$1,080	$2,804	$1,651	$13,761
Corporate adjustments and eliminations					440
Consolidated capital expenditures					$14,201

	Year Ended December 31, 2002
	(Dollars in thousands)
	Colorado	Nevada	Virginia	Louisiana	Total

Total revenues:
Gaming:
Casino	$68,297	$15,218	$—	$—	$83,515
Truck stop				21,884	21,884
Pari-mutuel			27,872		27,872
Food and beverage	6,458	2,343	1,650	1,954	12,405
Convenience store—fuel				14,909	14,909
Convenience store-other				3,329	3,329
Hotel	811	460			1,271
Other	519	68	1,702	325	2,614
Total revenues	76,085	18,089	31,224	42,401	167,799
Promotional allowances	(11,336)	(1,974)		(769)	(14,079)
Net revenues	64,749	16,115	31,224	41,632	$153,720

Depreciation and amortization	4,513	840	1,414	1,548	$8,315
Corporate adjustments and eliminations					74
Consolidated depreciation and amortization					$8,389

Interest income	15	1	35	28	$79
Corporate adjustments and eliminations					115
Consolidated total interest income					$194

Interest expense	9,247	2,684	611	2,003	$14,545
Corporate adjustments and eliminations					3,755
Consolidated total interest expense					$18,300

Income (loss) before equity in loss of investments and minority interest in loss	$4,530	$997	$538	$6,199	$12,264
Corporate adjustments and eliminations					(7,519)
Consolidated total income before equity in loss of investments and minority interest in loss					$4,745

Equity in loss of investments—Black Hawk and the Lodge	$(1,980)	$—	$—	$—	$(1,980)

Minority interest in loss—Colonial	$—	$—	$173	$—	$173

Net income (loss)	$2,550	$997	$711	$6,199	$10,457
Corporate adjustments and eliminations					(7,519)
Consolidated net income					$2,938

EBITDA (1)	$18,238	$4,519	$2,528	$9,722	$35,007
Corporate adjustments and eliminations					(3,767)
Consolidated EBITDA					$31,240

Goodwill	$6,765	$8,847	$—	$11,226	$26,838

Identifiable intangible assets—net	$—	$—	$—	$7,522	$7,522

Property, plant and equipment—net	$81,225	$11,804	$54,116	$16,072	$163,217
Corporate adjustments and eliminations					233
Consolidated net property, plant and equipment—net					$163,450

Total assets	113,416	23,962	57,478	41,359	$236,215
Corporate adjustments and eliminations					11
Consolidated total assets					$236,226

Long-term debt	$77,982	$22,300	$2,440	$19,489	$122,211
Corporate adjustments and eliminations					24,902
Consolidated total long-term debt					$147,113

Capital expenditures	$3,510	$1,450	$1,732	$339	$7,031
Corporate adjustments and eliminations					310
Consolidated capital expenditures					$7,341

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

15.     SUBSEQUENT EVENT

On March 2, 2005, JEI issued $23,000 in debt subject to the indenture of the Notes described above. The terms of the new notes are the same as the existing notes, which carry a coupon rate of 11 7/8% per annum and mature February 2009. Additionally, the notes were issued at a 10% premium from their principal amount resulting in a premium of $2,300, which is being amortized using the effective interest method over the life of the notes. The majority of the proceeds from the financing ($22,500) was used to purchase three truck plaza video gaming facilities in Louisiana from a related party. The acquisition is a combination of entities under common control, and as a result, will be treated for accounting and financial reporting purposes as a pooling of interest. The excess of the purchase price over the book value of the net assets acquired will be recorded as a distribution to the Company’s owners in the amount of approximately $12,000. The results of operations of the acquired entities were not material for 2003 and 2004.

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

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger dated as of April 25, 2001, among Black Hawk Gaming & Development Company, Gameco, Inc., and BH Acquisition, Inc.

2.2(1)	Amendment to Agreement and Plan of Merger dated as of November 12, 2001 among Black Hawk Gaming & Development Company, Inc., Gameco, Inc. and BH Acquisition, Inc.

2.3(1)	Exchange Agreement dated February 22, 2002 among Gameco, Inc., Jeffrey P. Jacobs and The Richard E. Jacobs Revocable Trust

2.4(1)	Agreement and Plan of Merger dated as of June 11, 2001 among Colonial Holdings, Inc., Gameco, Inc. and Gameco Acquisitions, Inc.

2.5(1)	Amendment to Agreement and Plan of Merger dated as of November 16, 2001 among Colonial Holdings, Inc., Gameco, Inc., and Gameco Acquisition, Inc.

2.6(1)	Agreement and Plan of Merger, dated February 22, 2002 between Gameco, Inc. and Jacobs Entertainment, Inc.

3.1(1)	Certificate of Incorporation of Gameco, Inc.

3.2(1)	By-Laws of Gameco, Inc.

3.3(1)	Articles of Incorporation of Black Hawk Gaming & Development Company, Inc.

3.4(1)	Bylaws of Black Hawk Gaming & Development Company, Inc.

3.5(1)	Articles of Incorporation of Gold Dust West Casino, Inc.

3.6(1)	Code of By-laws of Gold Dust West Casino, Inc.

3.7(1)	Articles of Organization of Black Hawk/Jacobs Entertainment, LLC.

3.8(1)	Operating Agreement of Black Hawk/Jacobs Entertainment, LLC.

3.9(1)	Joint Venture Agreement of Gilpin Hotel Venture

3.10(1)	Articles of Incorporation of Gilpin Ventures, Inc.

3.11(1)	By-Laws of Gilpin Ventures, Inc.

3.12(1)	Articles of Incorporation of Jalou II Inc.

3.13(1)	By-Laws of Jalou II Inc.

3.14(1)	Articles of Incorporation of Winner’s Choice Casino, Inc.

3.15(1)	By-Laws of Winner’s Choice Casino, Inc.

3.16(1)	Articles of Organization of Diversified Opportunities Group Ltd.

3.17(1)	Articles of Organization of Jalou L.L.C.

3.18(1)	Articles of Organization of Houma Truck Plaza & Casino, L.L.C.

3.19(1)	Articles of Organization of Jalou-Cash’s L.L.C.

3.20(1)	Articles of Incorporation of JACE, Inc.

3.21(1)	Articles of Organization of Lucky Magnolia Truck Stop and Casino, L.L.C.

3.22(1)	Articles of Organization of Bayou Vista Truck Plaza and Casino, L.L.C.

Exhibit No.	Description
3.23(1)	Articles of Organization of Raceland Truck Plaza and Casino, L.L.C.

3.24(1)	Articles of Incorporation of JACE, Inc. (duplicate of Exhibit 3.20)

3.25(2)	Certificate of Amendment of Certificate of Incorporation of Gameco, Inc.

3.26(2)	Amended and Restated Certificate of Limited Partnership of Colonial Downs, L.P.

3.27(2)	Limited Partnership Agreement of Colonial Downs, L.P.

3.28(2)	Amended and Restated Articles of Incorporation of Colonial Downs Holdings, Inc.

3.29(2)	Amendment to Articles of Incorporation of Colonial Downs Holdings, Inc.

3.30(2)	Bylaws of Colonial Downs Holdings, Inc.

3.31(2)	Articles of Incorporation of Stansley Racing Corp.

3.32(2)	Articles of Amendment to the Articles of Incorporation of Stansley Racing Corp.

3.33(2)	Bylaws of Stansley Racing Corp.

3.34(2)	Amended and Restated Operating Agreement of Diversified Opportunities Group Ltd.

3.35(2)	Amendment to the Operating Agreement of Black Hawk/Jacobs Entertainment, LLC

3.36(2)	Amendment to the Certificate of Incorporation of Gameco, Inc.

3.37(8)	Articles of Organization of Jalou Breaux Bridge, LLC dated January 29, 2003

3.38(8)	Articles of Organization of Jalou Eunice, LLC dated March 27, 2003

3.39(8)	Articles of Organization of Jalou of Jefferson, LLC dated September 23, 2003

4.1(1)	Indenture dated February 8, 2002 by and among Gameco, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association relating to 11 7/8% Senior Secured Notes due 2009

4.2(1)	Form of Gameco, Inc. 11 7/8% Senior Secured Notes due 2009 (included as part of the Indenture at Exhibit 4.1)

4.3(1)	Supplemental Indenture dated February 22, 2002 by and among Gameco, Inc. certain guarantors and Wells Fargo Bank Minnesota, National Association relating to 11 7/8% Senior Secured Notes due 2009

4.4(1)	Form of Subsidiary Guaranty for 11 7/8% Senior Secured Notes due 2009 (included as part of the Indenture at 4.1)

4.5(1)	Registration Rights Agreement dated as of February 8, 2002 by and among Gameco, Inc., certain guarantors, CIBC World Markets Corp. And Libra Securities, LLC

4.6(1)	Security Agreement dated February 8, 2002 among Gameco, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association as Trustee

4.7(1)	Amendment to the Security Agreement dated February 22, 2002 among Gameco, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association

4.8(1)	Joinder Agreements dated February 22, 2002 between Wells Fargo Bank Minnesota, National Association and each guarantor

4.9(1)	Guaranty of each guarantor dated February 22, 2002

4.10(1)

Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreements and fixture filings by Black Hawk/Jacobs Entertainment LLC and Gilpin Hotel Venture to the Public Trustee of Gilpin County, State of Colorado, as Trustee for the Benefit of Wells Fargo Bank Minnesota, National Association as Beneficiary, dated February 22, 2002

Exhibit No.	Description
4.11(1)

Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreements and fixture filings by Gold Dust Casino, Inc. to the First American Title Company of Nevada, as Trustee for the Benefit of Wells Fargo Bank Minnesota, National Association as Beneficiary, dated February 22, 2002

4.12(1)

Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and fixture filing by Houma Truck Plaza & Casino, L.L.C. to Wells Fargo Bank Minnesota, National Association, as Trustee dated February 22, 2002

4.13(1)	Mortgage, Assignment of Leases and Rents, Security Agreements and fixture filing by Winner’s Choice Casino, Inc. to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002

4.14(1)

Mortgage, Assignment of Leases and Rents, Security Agreements and fixture filing by Raceland Truck Plaza and Casino, LLC to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002

4.15(1)

Mortgage, Assignment of Leases and Rents, Security Agreements and fixture filing by Bayou Vista Truck Plaza and Casino, LLC to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002

4.16(1)

Mortgage, Assignment of Leases and Rents, Security Agreements and fixture filing by Lucky Magnolia Truck Stop and Casino, L.L.C. to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002

4.17(1)	Mortgage, Assignment of Leases and Rents, Security Agreements and fixture filing by JACE, Inc. to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002

4.18(1)

Collateral Assignment of Deeds of Trust, Assignments of Rents and Leases, Security Agreements and fixture filings and other loan documents by Gameco, Inc. to Wells Fargo Bank Minnesota, National Association as Trustee dated February 22, 2002

4.19(1)	Escrow Agreement between Gameco, Inc. and Wells Fargo Bank Minnesota, National Association dated February 22, 2002

4.20(1)

Supplemental Indenture dated June 14, 2002 by and among Jacobs Entertainment, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association relating to 11 7/8% Senior Secured Notes due 2009

4.21(2)	Joinder Agreements dated June 14, 2002 between Wells Fargo Bank, National Association and each guarantor

4.22(2)	Subsidiary Guarantee of each subsidiary guarantor dated June 14, 2002 for 11 7/8% Senior Secured Notes due 2009

4.23(2)

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Colonial Downs, L.P. to David F. Belkowitz and James L. Weinberg as Trustees for the benefit of Wells Fargo Bank Minnesota, National Association, dated June 14, 2002

4.24(2)

Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Colonial Downs, L.P. to David F. Belkowitz and James L. Weinberg as Trustees for the benefit of Wells Fargo Bank Minnesota, National Association, dated June 14, 2002

4.25(2)

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Colonial Holdings, Inc. to David F. Belkowitz and James L. Weinberg as Trustees for the benefit of Wells Fargo Bank Minnesota, National Association, dated June 14, 2002

4.26(2)	Loan and Security Agreement dated July 12, 2002 by and among Jacobs Entertainment, Inc., certain subsidiaries and Foothill Capital Corporation

4.27(2)	Promissory Note dated July 12, 2002 by and among Jacobs Entertainment, Inc., certain borrowers and Foothill Capital Corporation

4.28(2)	Guaranty of Gold Dust West Casino, Inc. and Diversified Opportunities Group Ltd., dated July 12, 2002

4.29(2)	Intercreditor Agreement dated July 12, 2002 by and between Wells Fargo Bank Minnesota, National Association and Foothill Capital Corporation

Exhibit No.	Description
4.30(2)	Memorandum of Intercreditor Agreement dated July 12, 2002 by and among Foothill Capital Corporation, Wells Fargo Bank Minnesota, National Association and Borrowers

4.31(2)

Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Securiting Agreement and Fixture Filing by Black Hawk Gaming & Development Company, Inc., Black Hawk/Jacobs Entertainment, LLC, and Gilpin Hotel Venture to the Public Trustee of Gilpin County, State of Colorado and Foothill Capital Corporation, dated July 12, 2002

4.32(5)	Second Supplemental Indenture dated June 14, 2002 among Jacobs Entertainment, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association (Trustee)

4.33(a) (5)	Subsidiary Guarantees of Colonial Holding, Inc. dated June 28, 2002

4.33(b) (5)	Subsidiary Guarantee of Colonial Downs, L.P. dated June 28, 2002

4.33(c) (5)	Subsidiary Guarantee of Stansley Racing Corp. dated June 28, 2002

4.34(a) (5)	Joinder Agreement of Colonial Holdings, Inc. dated June 28, 2002

4.34(b) (5)	Joinder Agreement of Colonial Downs, L.P. dated June 28, 2002

4.34(c) (5)	Joinder Agreement of Stansley Racing Corp. dated June 28, 2002

4.35(a)(1)(5)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Colonial Holdings, Inc. (New Kent Racetrack) dated June 28, 2002

4.35(a)(2)(5)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Richmond Southwest) dated June 28, 2002

4.35(b)(1)(5)	Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (New Kent and Chesapeake) dated June 28, 2002

4.36(5)	Form of Control Agreement Concerning Deposit Accounts (Citizens Bank/Colonial Downs, L.P.) dated June 14, 2002

4.37(5)	Form of Control Agreement Concerning Deposit Accounts (Citizens Bank/Colonial Holdings, Inc.) dated June 14, 2002.

4.38(6)	Subsidiary Guarantee—Colonial Downs, LLC dated June 4, 2003

4.39(6)	Security Agreement Amendment by Colonial Holdings, Inc. dated June 4, 2003

4.40(6)	Supplemental Letter by Colonial Downs, LLC dated June 4, 2003

4.41(6)	Third Supplemental Indenture dated June 4, 2003 among Jacobs Entertainment, Inc., certain Guarantors and Wells Fargo Bank Minnesota, National Association (Trustee)

4.42(6)	Supplemental Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Colonial Downs, LLC dated June 4, 2003

4.43(a)(7)	Fourth Supplemental Indenture among Jacobs Entertainment, Inc., certain Guarantors and Wells Fargo Bank, National Association dated March 2, 2005

4.43(b)(7)	Fifth Supplemental Indenture among Jacobs Entertainment, Inc., certain Guarantors and Wells Fargo Bank, National Association dated March 2, 2005

4.44(8)	Amendment No. 2 to Security Agreement dated March 2, 2005 between Jalou, LLC and Wells Fargo Bank, National Association

4.45(8)	Supplement to Security Agreement dated March 2, 2005 by Jalou Breaux Bridge, LLC, Jalou Eunice, LLC and Jalou of Jefferson, LLC and Wells Fargo Bank, National Association

Exhibit No.	Description
4.46(8)	Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated March 2, 2005 by Jalou of Jefferson, LLC and Wells Fargo Bank, National Association

4.47(8)	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated March 2, 2005 by Jalou Breaux Bridge, LLC and Wells Fargo Bank, National Association

4.48(8)	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated March 2, 2005 by Jalou Eunice, LLC and Wells Fargo Bank, National Association

4.49(a)(8)	Subsidiary Guarantee dated March 2, 2005 by Jalou of Jefferson, LLC.

4.49(b)(8)	Subsidiary Guarantee dated March 2, 2005 by Jalou Breaux Bridge, LLC.

4.49(c) (8)	Subsidiary Guarantee dated March 2, 2005 by Jalou Eunice, LLC.

4.50(8)

First Amendment to Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated March 2, 2005 between Black Hawk Gaming & Development Company, Inc., et al, and Wells Fargo Bank, National Association

4.51(8)

First Amendment to Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated March 2, 2005 between Gold Dust West Casino, Inc. and Wells Fargo Bank, National Association

10.1(1)	Consulting Agreement between Diversified Opportunities Group Ltd. and Ian M Stewart dated January 1, 2001

10.2(1)	Executive Employment Agreement between Gameco, Inc. and Jeffrey P. Jacobs dated February 22, 2002

10.3(1)	Executive Employment Agreement between Gameco, Inc. and Richard E. Jacobs dated February 22, 2002

10.4(1)	Executive Employment Agreement between Gameco, Inc. and Stephen R. Roark dated February 22, 2002

10.5(1)	Executive Employment Agreement between Colonial Holdings, Inc. and Ian M. Stewart dated February 22, 2002

10.7(3)	Standardbred Horsemen’s Contract effective March 1, 2003 among Colonial Downs L.P. Stansley Racing Corp. and The Virginia Harness Horse Association

10.8(3)	Thoroughbred Horsemen’s Agreement dated December 23, 2002 between Colonial Downs L.P. and the Virginia Horseman’s Benevolent and Protective Association

10.8A(3)	First Amendment dated January 1, 2003 to Thoroughbred Horsemen’s Agreement dated December 23, 2002 between Colonial Downs L.P. and the Virginia Horsemen’s Benevolent and Protective Association

10.9(4)	Consulting Agreement dated January 1, 2003 between Jacobs Entertainment, Inc. and Jacobs Investments Management Co., Inc.

10.10(3)	Option Agreement dated January 20, 2004 regarding Vinton, Virginia Off Track Wagering Facility

10.11(3)	Deed of Lease dated May 8, 2003 between Haynes Chippenham Plaza, LLC and Colonial Downs, L.P.

10.12(8)	Assignment of Membership Interests between Jacobs Entertainment, Inc. and Gameco Holdings, LLC dated February 22, 2005

10.13(8)	Registration Rights Agreement dated March 2, 2005 by and among Jacobs Entertainment, Inc., the Guarantors and the Purchasers

21.1(8)	Subsidiaries of Jacobs Entertainment, Inc.

25.1(1)	Statement of Eligibility of Trustee on Form T-1

31.1(8)	Chief Executive Officer Certificate under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
31.2(8)	Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1(8)	Chief Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2(8)	Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

99.1(1)	Form of Letter of Transmittal

99.2(1)	Form of Notice of Guaranteed Delivery

99.3(1)	Jacobs Entertainment, Inc. Exchange of All Outstanding 11 7/8% Senior Secured Notes Due 2009 for 11 7/8% Senior Secured Notes Due 2009

99.4(1)	Jacobs Entertainment, Inc. Letter to Depository Trust Company Participants

99.5(8)	Significant Guarantor Information

(1)	Incorporated hereby by reference from our registration statement on Form S-4 (SEC Registration No. 333-88242) filed on May 14, 2002.
(2)	Incorporated hereby by reference from Amendment No. 1 of our registration statement on Form S-4 (SEC Registration No. 333-88242) filed on August 8, 2002.
(3)	Incorporated hereby by reference from our Form 10-K filed on March 29, 2004.
(4)	Incorporated hereby by reference from our Form 10-K filed on March 31, 2003.
(5)	Incorporated by reference from our Form 10-Q filed August 13, 2004.
(6)	Incorporated hereby by reference from our Report on Form 8-K filed October 7, 2004.
(7)	Incorporated hereby by reference to Exhibits 2.01(a)and 2.01(b) from our Report on Form 8-K dated March 4, 2005.
(8)	Filed herewith.