Form 10-Q
period 2005-03-31
JACOBS ENTERTAINMENT INC
filed 2005-05-13
CIK 1173284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 12, 2005
Common Stock, $.01 par value	1,500 shares

Jacobs Entertainment, Inc.

Index

March 31, 2005

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004

Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2005 and 2004

Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2004 and the three months ended March 31, 2005

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004

Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2005 and 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

Part I. Financial Information

Item 1.          Consolidated Financial Statements

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2005 and December 31, 2004

(Dollars In Thousands)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,270	$21,497
Restricted cash	3,204	1,670
Accounts receivable, net	1,438	1,634
Inventories	1,513	1,413
Prepaid expenses and other assets	2,484	2,070
Total current assets	27,909	28,284
PROPERTY, PLANT AND EQUIPMENT
Land and improvements	52,435	52,299
Building and improvements	123,924	122,995
Equipment, furniture and fixtures	39,900	37,516
Leasehold improvements	2,350	2,344
Construction in progress	2,545	1,948
	221,154	217,102
Less accumulated depreciation and amortization	(36,373)	(34,399)
PROPERTY, PLANT AND EQUIPMENT – NET	184,781	182,703

OTHER ASSETS:
Goodwill	26,773	26,773
Identifiable intangible assets	7,892	7,790
Debt issue costs, net	8,111	5,426
Other assets	1,408	1,290
TOTAL	$256,874	$252,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$16,223	$13,972
Gaming taxes payable	2,690	2,841
Interest payable	3,024	5,691
Due to affiliate	65	1,819
Current portion of long-term debt and capital lease obligations	746	1,006
Total current liabilities	22,748	25,329

Long term debt and capital lease obligations	152,924	132,421
Long term debt - related parties	19,489	19,489
Total long-term debt	172,413	151,910

OTHER	429	423
Total liabilities	195,590	177,662

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock $.01 par value; 1,500 shares authorized; issued and outstanding
Additional paid-in capital	39,394	31,312
Retained earnings	21,890	43,292
Total stockholders’ equity	61,284	74,604
TOTAL	$256,874	$252,266

See notes to unaudited consolidated financial statements.

JACOBS ENTERTAINMENT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2005 and 2004
(Dollars In Thousands)

	Three Months Ended March 31,
	2005	2004
REVENUES:
Gaming:
Casino	$27,463	$27,068
Truck stop	7,527	6,455
Pari-mutuel	7,908	7,685
Food and beverage	4,505	4,054
Convenience store – fuel	6,936	4,255
Convenience store – other	1,099	807
Hotel	416	282
Other	670	683
Total revenues	56,524	51,289
Promotional allowances	(5,462)	(5,090)
Net revenues	51,062	46,199

COSTS AND EXPENSES:
Gaming:
Casino	9,766	9,425
Truck stop	3,842	3,315
Pari-mutuel	7,063	6,031
Food and beverage	2,604	2,045
Convenience store – fuel	6,538	3,965
Convenience store – other	1,361	951
Hotel	110	158
Marketing, general and administrative	10,897	9,519
Depreciation and amortization	2,544	2,449
Total costs and expenses	44,725	37,858
OPERATING INCOME	6,337	8,341
Interest income	24	6
Interest expense	(5,263)	(4,892)
NET INCOME	$1,098	$3,455

See notes to unaudited consolidated financial statements.

JACOBS ENTERTAINMENT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2004 and for the Three Months Ended March 31, 2005
(Dollars In Thousands)

	Common Stock		Additional Paid-in	Retained
	Shares	Amount*	Capital	Earnings	Total
BALANCES, JANUARY 1, 2004	1,500	$	$29,609	$39,401	$69,010
Capital contribution			1,703		1,703
Net income				3,891	3,891
BALANCES, DECEMBER 31, 2004	1,500	$	$31,312	$43,292	$74,604
Capital contribution			8,082		8,082
Distribution				(22,500)	(22,500)
Net income				1,098	1,098
BALANCES, MARCH 31, 2005	1,500	$	$39,394	$21,890	$61,284

*      The par value amount of Jacobs Entertainment, Inc. common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 above due to rounding.

See notes to unaudited consolidated financial statements.

JACOBS ENTERTAINMENT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(Dollars In Thousands)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$1,098	$3,455
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,544	2,449
Gain on sale of assets	(24)	(4)
Deferred financing cost amortization	401	339
Bond issue discount amortization	175	177
Bond issue premium amortization	(49)
Loan discount amortization		8
Changes in operating assets and liabilities:
Restricted cash	(1,534)	(1,612)
Accounts receivable, net	196	110
Inventories	(100)	(49)
Prepaid expenses and other assets	(532)	(929)
Accounts payable and accrued expenses	1,794	1,677
Gaming taxes payable	(151)	(381)
Interest payable	(2,667)	(2,895)
Due to affiliate	(1,754)
Net cash (used in) provided by operating activities	(603)	2,345

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(4,494)	(4,303)
Proceeds from sale of equipment	82	13
Purchase of device rights	(288)	(504)
Capitalized project costs		(103)
Net cash used in investing activities	(4,700)	(4,897)

FINANCING ACTIVITIES
Net proceeds from bond issuance	25,535
Payments to obtain financing	(2,858)
Proceeds from long term debt	1,230	2,409
Proceeds from revolving line of credit	1,750	3,043
Capital contributions from stockholders	1,752	368
Payments on long term debt	(83)	(86)
Payments on revolving line of credit	(1,750)	(3,043)
Distributions to stockholders	(22,500)
Net cash provided by financing activities	3,076	2,691
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,227)	139
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	21,497	16,238
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,270	$16,377
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized of $4 and $1 for the three month periods ended March 31, 2005 and 2004, respectively	$8,457	$8,449
Non-cash investing and financing activities
Capital contribution exchanged for note retirement paid by affiliate	$6,330	$

See notes to unaudited consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(DOLLARS IN THOUSANDS)

1.             BUSINESS AND ORGANIZATION

Jacobs Entertainment, Inc. (“JEI” or the “Company”) was formed on April 17, 2001, as a Subchapter S Corporation under the Internal Revenue Code of 1986 as amended, to become a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Nevada, Louisiana, and Virginia. The Company’s sole stockholders, who each own 50% of JEI’s common stock, are Jeffrey P. Jacobs and the Richard E. Jacobs Revocable Trust, of which Richard E. Jacobs is the sole trustee (collectively, “Jacobs”). As of March 31, 2005, JEI owns and operates three casinos, nine truck plaza video gaming facilities, and a horse racing track with six satellite wagering facilities. The Company also receives a percentage of gaming revenue from an additional truck plaza video gaming facility.

On March 2, 2005, JEI acquired three truck plaza video gaming facilities in Louisiana previously owned by Jacobs.  The purchase of the three truck plaza video gaming facilities was accounted for as a combination of entities under common control, which is similar to the pooling of interests method of accounting for business combinations.  Accordingly, the accompanying consolidated financial statements have been retroactively adjusted to include the operations of the acquired truck plazas from January 1, 2004 through March 31, 2005.  See Note 7 below.

On March 16, 2005, Colonial Downs received a license to own and operate a seventh satellite wagering facility in Martinsville, Virginia.  We anticipate opening this facility in the fourth quarter of 2005.  On April 27, 2005, Colonial Downs received a license to own and operate its eighth satellite wagering facility and second location in Chesapeake, Virginia.  We also anticipate opening this facility in the fourth quarter of 2005.  Colonial has filed an application with the Virginia Racing Commission for a license to own and operate a ninth satellite wagering facility in Scott County, Virginia.  Colonial anticipates that the Virginia Racing Commission will rule on this application in May 2005.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Consolidated Financial Statements – In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the financial position of the Company as of March 31, 2005 and December 31, 2004 and the results of its operations and cash flows for the three month periods ended March 31, 2005 and 2004. All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of JEI in our Form 10-K report for the year ended December 31, 2004 filed with the U.S. Securities Exchange Commission. Our significant accounting policies are discussed in detail in Note 2 to the financial statements contained in our Form 10-K report.  The results of interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

Reclassifications – Certain amounts have been reclassified within the 2004 financial statements to conform to the presentation used in 2005.

3.             IDENTIFIABLE INTANGIBLE ASSETS

	As of March 31, 2005			As of December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(Dollars In Thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Revenue rights	$6,000	$390	$5,610	$6,000	$360	$5,640
Device use rights	3,798	1,516	2,282	3,518	1,368	2,150

Total	$9,798	$1,906	$7,892	$9,518	$1,728	$7,790

	Three Months Ended March 31,
	2005	2004
Aggregate amortization expense	$178	$144

Estimated amortization expense:
2005	$824
2006	795
2007	459
2008	424
2009	325
Thereafter	5,065
Total	$7,892

4.             SEGMENTS

At March 31, 2005 and 2004, the Company has four segments representing the geographic regions of its operations. Each segment is managed separately because of the unique characteristics of revenue stream and customer base.

The Colorado segment consists of The Lodge and Gilpin casinos and the Nevada segment consists of the Gold Dust West casino. The Virginia segment consists of Colonial’s pari-mutuel operations and the Louisiana operations consist of Jalou’s truck plaza/video poker facilities. The corporate operations represent all other revenues and expenses. The following segment information is presented after elimination of inter-segment transactions.

As of and for the Three Months Ended March 31, 2005
(Dollars In Thousands)

	Colorado	Nevada	Virginia	Louisiana	Total
Revenues
Gaming
Casino	$22,320	$5,143			$27,463
Truck stop				$7,527	7,527
Pari-mutuel			$7,908		7,908
Food and beverage	2,349	889	445	822	4,505
Convenience store - fuel				6,936	6,936
Convenience store - other				1,099	1,099
Hotel	345	71			416
Other	173	37	374	86	670
Total revenues	25,187	6,140	8,727	16,470	56,524
Promotional allowance	(3,919)	(1,137)		(406)	(5,462)
Net revenues	$21,268	$5,003	$8,727	$16,064	$51,062
Depreciation and amortization	$1,165	$403	$380	$553	$2,501
Corporate adjustments and eliminations					43
Consolidated depreciation and amortization					$2,544
Interest Income	$13	$1	$6	$2	$22
Corporate adjustments and eliminations					2
Consolidated interest income					$24
Interest expense	$2,701	$784	$55	$697	$4,237
Corporate adjustments and eliminations					1,026
Consolidated interest expense					$5,263
Net income (loss)	$2,656	$207	$(485)	$1,690	$4,068
Corporate adjustments and eliminations					$(2,970)
Consolidated net income					$1,098
EBITDA(1)	$6,509	$1,393	$(56)	$2,938	$10,784
Corporate adjustments and eliminations					(1,903)
Consolidated EBITDA					$8,881
Goodwill	$6,711	$8,836	$	$11,226	$26,773
Identifiable intangible assets	$	$	$	$7,892	$7,892
Property, plant and equipment, net	$89,044	$11,667	$59,707	$23,946	184,364
Corporate adjustments and eliminations					417
Consolidated property, plant and equipment, net					$184,781
Total assets	$110,570	$24,552	$65,473	$52,312	252,907
Corporate adjustments and eliminations					3,967
Consolidated total assets					$256,874
Long-term debt	$78,372	$22,714	$1,869	$26,438	129,393
Corporate adjustments and eliminations					43,020
Consolidated total long-term debt					$172,413
Capital expenditures	$2,889	$475	$396	$734	4,494
Corporate adjustments and eliminations
Consolidated total capital expenditures					$4,494

As of and for the Three Months Ended March 31, 2004
(Balance Sheet data as of December 31, 2004)
(Dollars In Thousands)

	Colorado	Nevada	Virginia	Louisiana	Total
Revenues
Gaming
Casino	$21,630	$5,438			$27,068
Truck stop				$6,455	6,455
Pari-mutuel			$7,685		7,685
Food and beverage	2,357	849	217	631	4,054
Convenience store - fuel				4,255	4,255
Convenience store - other				807	807
Hotel	151	131			282
Other	176	42	370	95	683
Total revenues	24,314	6,460	8,272	12,243	51,289
Promotional allowance	(3,818)	(1,059)		(213)	(5,090)
Net revenues	$20,496	$5,401	$8,272	$12,030	$46,199
Depreciation and amortization	$1,252	$351	$357	$445	2,405
Corporate adjustments and eliminations					44
Consolidated depreciation and amortization					$2,449
Interest Income	$1	$	$4	$1	6
Corporate adjustments and eliminations
Consolidated interest income					$6
Interest expense	$2,714	$785	$42	$497	4,038
Corporate adjustments and eliminations					854
Consolidated interest expense					$4,892
Net income	$2,394	$771	$509	$1,794	5,468
Corporate adjustments and eliminations					(2,013)
Consolidated net income					$3,455
EBITDA (1)	$6,359	$1,907	$904	$2,735	11,905
Corporate adjustments and eliminations					(1,115)
Consolidated EBITDA					$10,790
Goodwill	$6,711	$8,836	$	$11,226	$26,773
Identifiable intangible assets	$	$	$	$7,790	$7,790
Property, plant and equipment, net	$87,294	$11,594	$59,690	$23,578	182,156
Corporate adjustments and eliminations					547
Consolidated property, plant and equipment, net					$182,703
Total assets	$111,277	$24,577	$63,538	$49,741	249,133
Corporate adjustments and eliminations					3,133
Consolidated total assets					$252,266
Long-term debt	$78,265	$22,682	$1,888	$24,394	127,229
Corporate adjustments and eliminations					24,681
Consolidated total long-term debt					$151,910
Capital expenditures	$1,286	$615	$387	$2,009	4,297
Corporate adjustments and eliminations					6
Consolidated total capital expenditures					$4,303

(1)           EBITDA (earnings before interest, taxes, depreciation and amortization) is presented as supplemental information in the tables above and in the discussion of our operating results. EBITDA can be reconciled directly to our consolidated net income by adding the amounts shown for depreciation, amortization, and interest. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows investors and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our properties using EBITDA measures as do most analysts following the gaming industry. EBITDA is also a component of certain financial covenants in our debt agreements. See the reconciliation of EBITDA to net income for the three month periods ended March 31, 2005 and 2004 on page 17.

5.             COMMITMENTS AND CONTINGENCIES

Colonial entered into a Management and Consulting Agreement, as amended (the “Management Agreement”), with Maryland-Virginia Racing Circuit, Inc. (the “Circuit”), an affiliate of the Maryland Jockey Club (“MJC”), to provide experienced management for the racetrack and satellite facilities and to create a Virginia-Maryland thoroughbred racing circuit. Under the Management Agreement, MJC agrees to suspend live racing at their racetracks, Laurel Park and Pimlico Race Course, during Colonial’s live thoroughbred meets. Parties to the Management Agreement also exchange simulcast signals for their live thoroughbred meets at no cost to either party. The effect of the exchange of signals is immaterial to the consolidated financial statements. The Circuit manages Colonial’s satellite facilities as well as the live standardbred and thoroughbred meets and provides certain personnel, at its expense, for the live thoroughbred meet. For its services, the Circuit receives a management fee of 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in the Commonwealth of Virginia, excluding certain amounts specified in the Management Agreement (“Handle”), 2.0% of all Handle of $75 million to $125 million per calendar year, 1.5% of all Handle in excess of $125 million, and 3.25% of any Handle for satellite wagering facilities located in the counties of Loudoun, Fairfax, Prince William, and Arlington and the Virginia cities of Manassas, Manassas Park, Fairfax City, Falls Church, and Alexandria. (Colonial currently does not have satellite wagering facilities located in such localities).  The Management Agreement will remain in effect until 2036 provided Colonial owns, controls, or operates the racetrack under its existing licenses. At Colonial’s option, Colonial may terminate the Management Agreement any time after 2021 upon payment of a fee equal to 17 times the average management fee paid during the three years immediately preceding such termination. Management fees incurred under the Management Agreement are approximately $509 and $493 during each of the three month periods ended March 31, 2005 and 2004, respectively.

Colonial has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for the Company’s pari-mutuel wagering applications. The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities through 2004 at a rate of .365% of the gross amounts wagered. Totalisator fees incurred under this agreement was approximately $149 and $147 for the three month periods ended March 31, 2005 and 2004, respectively.

On March 16, 2005, Colonial entered into an amendment with the totalisator company that extends the term of the agreement to 2012, provides replacement equipment for the existing equipment, and increases the rate to .385% of handle up to $270,000 in handle. Handle above $270,000 will be charged a rate of .345%. The amendment also provides for minimum charge per calendar year of $330.

Colonial has entered into agreements with a company which provides broadcasting and simulcasting equipment and services. The agreements for live racing services at the horse racing track, and equipment leases at two of the off track wagering facilities were extended during 2002 until December 31, 2007. Effective November 6, 2002, Colonial acquired certain equipment located at the horse racing track previously leased under these agreements. Total expense incurred for totalisator and broadcasting and simulcasting equipment was approximately $187 and $170 for the three month periods ended March 31, 2005 and 2004, respectively.

Colonial leases automobiles, building space, and certain equipment under operating leases expiring at various dates. Total rental expense under these non-cancelable leases was approximately $102 and $99 for the three month periods ended March 31, 2005 and 2004, respectively.

Black Hawk leases land and warehouse space for the Gold Dust in Reno, Nevada as well as automobiles, and other property and equipment under operating leases expiring at various dates. Total rental expense under these non-cancelable leases was approximately $91 and $89 for the three month periods ended March 31, 2005 and 2004, respectively.

On May 25, 2001, a lawsuit was filed in the United States District Court for the District of Colorado (Case No. 01-D-0964) by Central City, several casino operators located in Central City and others against the City of Black Hawk, the Black Hawk Gaming Association (formerly the Black Hawk Casino Owners Association) and several casino operators located in the City of Black Hawk, including Black Hawk Gaming. The suit alleged that the defendants caused economic harm to the plaintiffs by engaging in a conspiracy and scheme to harm competition, restrain trade and monopolize the gaming industry in the Gilpin County, Colorado market in violation of federal and state constitutional, statutory and common law. Also, the complaint alleged that starting in 1996, the City of Black Hawk began interfering with Central City’s plans to construct a road directly from Interstate 70 to Central City. The plaintiffs sought compensatory, treble and exemplary damages. On March 26, 2003, the district court entered an order dismissing with prejudice the plaintiffs’ seventh, eighth, eleventh, twelfth and thirteenth claims for relief (i.e., the state common law claims and the claims under RICO and its Colorado statutory counterpart (COCCA)). On March 31, 2004, the district court dismissed with prejudice the federal antitrust claims. The court declined to retain supplemental jurisdiction over the state antitrust claims, and dismissed them without prejudice. On April 30, 2004, the plaintiffs filed a notice of appeal in the district court, appealing the dismissals of their claims to the United States Court of Appeals for the Tenth Circuit. On April 19, 2005. The appellate court upheld the decision of the district court dismissing the plaintiffs’ action. Therefore, the plaintiffs’ only remaining options are to petition the Tenth Circuit for rehearing and/or to petition the United States Supreme Court for review. We continue to firmly believe that the suit will not result in any material liability.

In March 2003, Galactic Gaming, Inc., one of the plaintiffs in Case No. 01-D-0964 (MJW), filed an action in District Court in Jefferson County, Colorado, Case No. 03CV0793, Division 7, against many of the same defendants as in Case No. 01-D-0964 (MJW), including Black Hawk Gaming. This action asserted state common law claims identical or virtually identical to those that were asserted and dismissed with prejudice in the federal action. Plaintiff moved for voluntary dismissal and on July 16, 2003, the Jefferson County district court dismissed the action without prejudice. Given the passage of time and the results of the decision by the United States Court of Appeals for the Tenth Circuit (see above), we do not believe that the plaintiff will attempt to reassert this action. If the plaintiff in the future attempts to reassert this action, we do not believe it will result in any material liability.

The Company is also involved in routine litigation arising in the ordinary course of business. These matters are believed by the Company to be covered by appropriate insurance policies.

6.             RELATED PARTY TRANSACTIONS

In order to assist Black Hawk in its efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, Black Hawk entered into an agreement with Premier One Development Company effective October 1, 1997. On May 9, 2000, Premier merged into Jacobs Investments Management Co. Inc. (“Management”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two former directors of Colonial Holdings. Black Hawk paid $450 in January 2005 and 2004 for each respective year’s services by Management.  The agreement was renewed on January 2, 2003 for a period of nine years, at $450 per year, payable on January 15 of each year.

The Company provides monthly management and accounting services to truck stops owned by an affiliate. In addition, the affiliates purchase repair parts from us. Total charges to affiliates for management services and repair part purchases totaled $141 and $85 for the three month periods ended March 31, 2005 and 2004 respectively. Accounts payable due to affiliate totaled $65 and $1,819 as of March 31, 2005 and December 31, 2004 respectively.  The $1,819 payable to affiliate as of December 31, 2004 was primarily paid off with the proceeds from bank debt.

The Company is the obligor on notes to Jacobs totaling $9,000, with interest only payable semi-annually at 12% per annum, and the principal amount due and payable on January 31, 2010. These notes were issued in connection with the acquisition of certain Louisiana truck plazas on February 22, 2002. JEI is also the obligor on $10,489 of notes issued by the seller in connection with the acquisition of additional truck plazas from an unaffiliated party. These notes are due in March 2009, bear interest at 8.5% payable semi-annually and are secured by land, buildings and related improvements of the Louisiana truck plazas. These notes were acquired from the seller by Jacobs on February 13, 2003 for $7,000. The terms of the notes payable to Jacobs are identical to those of the seller notes described above. As a result of this transaction, for tax purposes JEI recognized taxable income in the form of a discharge of indebtedness of $3,489 representing the difference between the $10,489 seller notes and the acquisition price of $7,000, which was reported on our tax return as taxable income to our shareholders.

7.             SALE OF DEBT AND ACQUISITION

On March 2, 2005, we completed a $23,000 issuance of additional notes subject to the same terms and conditions as our existing notes which carry a coupon of 11 7/8% due 2009, with interest payable each February 1, and August 1.  The notes were issued at 10% above their principal amount resulting in a premium of $2,300, which is being amortized using the effective interest method over the life of the notes.  We used $22,500 of the proceeds of the notes to fund the acquisition of a 100% interest in three truck plaza video gaming facilities in Louisiana known as Breaux Bridge, Eunice and Jefferson Parish, all of which were owned by Jacobs.  The balance of the proceeds was used to pay for the offering costs of the tack-on.  Due to the related party nature of the transaction (and under the terms of our indenture) we obtained a fairness opinion from an investment banking firm that the acquisition of the three video poker truck stops was fair from a financial point of view.

The acquisition of the three truck plaza facilities was accounted for as a combination of entities under common control, and as a result, is reflected for accounting and financial reporting similar to a pooling of interests. Therefore, the acquisitions have been recorded at the related party’s historical identifiable cash cost in the assets transferred. Accordingly, the accompanying consolidated financial statements have been retroactively restated from January 1, 2004 through March 31, 2005 to include the operations of the acquired truck plazas. See Note 1 above.

A distribution of $22,500 (the acquisition purchase price) was recorded on the acquisition date as the assets of the entities acquired have been retroactively accounted for in JEI’s financial statements.  Therefore a net distribution of $12,380 (a $22,500 distribution less $10,120 of net assets acquired) has been recorded by the Company as of the March 2, 2005 acquisition date.

The following table summarizes the net assets acquired and liabilities assumed as of March 2, 2005, for the transaction occurring on that date.

	Breaux Bridge	Eunice	Jefferson	Total

Current assets	$402	$285	$366	$1,053
Property and equipment—net	3,089	2,461		5,550
Construction in progress			2,387	2,387
Other assets	14	20	431	465
Identifiable intangible assets	463	329	390	1,182

Total assets acquired	3,968	3,095	3,574	10,637

Current liabilities	217	184	22	423
Long term liabilities			94	94
Total liabilities assumed	217	184	116	517

Net assets acquired	$3,751	$2,911	$3,458	$10,120

The consolidated financial statements for each of the quarters ended March 31, 2005 and 2004 have been retroactively restated as though the transaction had occurred at the beginning of each of the periods presented.

The following table summarizes the operations of the acquired truck plaza entities:

	Three Months Ended March 31,
	2005	2004

Net revenues	$2,820	$265
Costs and expenses	3,030	434

Net loss	$(210)	$(169)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section discusses the results of our operations for the three month periods ended March 31, 2005 and 2004. You should read the following discussions and analyses in conjunction with our unaudited financial statements including the notes and other financial information contained in this Form 10-Q as well as our audited consolidated financial statements as of December 31, 2004 included in our Form 10-K report filed with the Securities and Exchange Commission (“10-K Report”). Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties. In this regard, see the section “Risk Factors” in Item 1 of our 10-K report.

The historical information should not necessarily be taken as a reliable indicator of our future performance.

TABLE OF CONTENTS TO MANAGEMENT’S DISCUSSION AND ANALYSIS (MD&A)

Description of item
1.	Overview and discussion of our operations—i.e. how we look at things
2.	Significant transaction occurring during the quarter ended March 31, 2005 and related accounting treatment
3.	Comparison of our historical results of operations for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004
4.	EBITDA segment information and discussion of operations
5.	Liquidity and capital resources
6.	Critical accounting policies

1. Overview and discussion of our operations—i.e. how we look at things

We presently operate our company on a de-centralized basis. Each of our casino properties (The Lodge, the Gilpin, and the Gold Dust West) i.e. the Western Division, is managed by an on-site General Manager each of whom reports to a Vice-President of Operations who is located in our Black Hawk, Colorado offices. Our Eastern Division comprises all of our video poker truck-stop operations and our Virginia race-track and satellite betting parlor facilities. Each of our respective divisions is headed up by a President, each of whom reports to our Chief Executive Officer located in West Palm Beach, Florida. Our management team conducts monthly video conferencing and tele-conferencing calls and each of the units functions as a separate profit center. We account for our businesses in segments, with each segment signified by the state of operations. Presently, we operate with four segments: Colorado, Nevada, Virginia and Louisiana. It is our plan during the next two years to consolidate functional areas and operate on a more centralized basis. By doing so, we believe we will be able to obtain some economies of scale in accounting, human resources, centralized purchasing and other areas.

When we analyze and run our business units, we focus on several measurements which we believe provide us with the necessary ratios and key performance indicators in order for us to determine how we are doing versus our competition and against our own internal goals and budgets. We confer monthly and discuss and analyze significant variances and try to identify trends and changes in our business. Additionally, we utilize EBITDA (earnings before interest, taxes, depreciation and amortization) as one of the methods of reviewing and analyzing the results of our operations of each property. While we recognize that EBITDA is not a generally accepted accounting principle (i.e. non-GAAP financial measure), we nonetheless believe it is useful because it allows investors and management to evaluate and compare operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Additionally, most analysts following the gaming industry utilize EBITDA as a financial measurement and when our bondholders inquire and discuss our operational performance with us, they consistently inquire as to our EBITDA and our EBITDA margins versus our competitors.  Finally, EBITDA is a key component of certain financial covenants in our debt agreements and as such it is a critical ingredient that we closely watch in order to measure our historical performance as well as to determine our ability to achieve future growth.

In addition to the above performance measurements, we pay particular attention to our monthly and annual cash flow. Our business is sensitive to shifts in volumes and levels of activity and we find it necessary to watch our cash closely. Further, every six months (February 1 and August 1) we have a cash interest payment due on our $148 million notes amounting to $8.8 million. We have a $10 million revolver with a lender on which we anticipate drawing about $2 to $5 million every six months in order to make our interest payments. This is generally a function of the timing of cash receipts from our operations coupled with the amount of cash we need to run the business—i.e. our cash-inventory. We estimate that we require approximately $12 million of cash-inventory to run our business. We may be able to reduce this amount when we are able to consolidate our cash from our various operations. This would reduce the amount of borrowings we would need to pay interest on our notes and/or to finance operations. This will be another by-product of our goal to centralize our business operations. See “Liquidity and Capital Resources.”

Our results of operations reflect the consolidated operations of all of our subsidiaries.

2. Significant transaction occurring during the current quarter ended March 31, 2005 and the related accounting treatment

On March 2, 2005 we sold $23,000 of new debt commonly referred to as a tack-on to our existing notes. The new tack-on notes are subject to the same terms and conditions as our existing notes which carry a coupon of 11 7/8% and are due 2009 with interest payable on each February 1 and August 1. We issued the tack-on notes at a 10% premium of their principal amount which yielded total proceeds, before offering costs, of approximately $25,300. We used $22,500 of the proceeds to acquire three additional video poker truck-plaza operations known as Breaux Bridge, Eunice and Jefferson Parish from a related party that is owned and controlled by our owners. Breaux Bridge opened for operations on September 22, 2004, Eunice opened for operation on March 28, 2005, and it is anticipated that Jefferson Parish will become licensed and operational in late June or mid-July of 2005. The balance of the proceeds was used to pay for the offering costs of the tack-on.

Due to the related party nature of the transaction (and under the terms of our indenture) we obtained a fairness opinion from an investment banking firm that the acquisition of the three video poker truck stops was fair from a financial point of view. For accounting purposes, the transaction has been accounted for as a combination of entities under common control and, as a result, the transaction has been treated for accounting and financial reporting purposes similar to a pooling of interests. Under this method of accounting, the acquisitions have been recorded at the related party’s historical identifiable cash cost in the assets transferred approximating $10,120.  The difference between the purchase price of $22,500 and the net assets acquired of $10,120 has been recorded for accounting and financial reporting purposes as a net distribution to our two owners of approximately $12,380 and accordingly has reduced our stockholders’ equity by that net amount.

The consolidated financial statements presented in this Form 10-Q have been retroactively adjusted (i.e. restated) to the dates of the formation of each of the three acquired truck plaza entities which were at various times during 2003.

The accompanying management’s discussion and analysis of operations for the quarters ended March 31, 2005 and 2004 includes the retroactive adjustments to account for the acquisition of the three additional video poker truck plazas as though the transaction had occurred at the beginning of each of the quarters presented. Accordingly, certain historical data that was previously reported in prior filings has been adjusted to account for this business combination.  See Note 7 of the unaudited consolidated financial statements.

3. Comparison of our results of operations for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

The following table summarizes the consolidated revenues and expenses of Jacobs Entertainment, Inc. for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,		$	%
	2005	2004	Change	Variance
	(in millions)

REVENUES:
Gaming:
Casino	$27.5	$27.1	$0.4	1%
Truck stop	7.5	6.5	1.0	15%
Pari-mutuel	7.9	7.7	0.2	3%
Food and beverage	4.5	4.0	0.5	13%
Convenience store - fuel	6.9	4.2	2.7	64%
Convenience store - other	1.1	0.8	0.3	38%
Hotel	0.4	0.3	0.1	33%
Other	0.7	0.7
Total revenues	56.5	51.3	5.2	10%
Promotional allowances	(5.5)	(5.1)	(0.4)	8%
Net revenues	$51.0	$46.2	$4.8	10%

COSTS AND EXPENSES:
Gaming:
Casino	$9.8	$9.4	$0.4	4%
Truck stop	3.8	3.3	0.5	15%
Pari-mutuel	7.1	6.0	1.1	18%
Food and beverage	2.6	2.0	0.6	30%
Convenience store - fuel	6.5	4.0	2.5	63%
Convenience store - other	1.4	1.0	0.4	40%
Hotel	0.1	0.2	(0.1)	-50%
Marketing, general and administrative	10.9	9.5	1.4	15%
Depreciation and amortization	2.5	2.4	0.1	4%
Interest expense	5.2	4.9	0.3	6%
Total costs and expenses	$49.9	$42.7	$7.2	17%

Net Income	$1.1	$3.5	$(2.4)	-69%

Casino revenues increased $0.4 million or 1% from $27.1 million for the three months ended March 31, 2004 to $27.5 million for the three months ended March 31, 2005. The increase in casino revenue is a result of increased casino revenues at The Lodge of $0.2 million or 1% and the Gilpin of $0.4 million or 9% offset by a decrease in casino revenue at Gold Dust West (“Gold Dust”) of $0.3 million or 5%. We believe that the increase in the revenues at our properties is a result of several factors. Management has expanded capital investments in our slot product over the last year including the implementation of a Ticket-In Ticket-Out (“TITO”) system at the Gold Dust and The Lodge. Casino revenues at our two Colorado properties continued to be positively affected due to construction disruption at a competing casino.  The decrease in revenues at Gold Dust was directly attributable to severe snow storms (with record snow fall in Reno) during the first half of the quarter.

Truck stop gaming revenues increased $1.0 million or 15% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 due primarily to the new location in Breaux Bridge, Louisiana.

Pari-mutuel revenues increased $0.2 million or 3% from $7.7 million to $7.9 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2005. The increase in revenues for the current three months is primarily attributable to the new off track wagering facility we opened in Vinton, Virginia in October 2004.

Food and Beverage revenues increased $0.5 million or 13% from $4.0 million to $4.5 million for the three month period ended March 31, 2004 as compared to the three month period ended March 31, 2005. This increase is attributable to an increase of $0.3 million at Colonial and $0.2 million at the truck stop facilities.  The increase at Colonial is attributable to the opening of the Vinton Virginia OTB in the fourth quarter of 2004.  The increase at the truck stops is attributable to the opening of the Breaux Bridge facility in the first quarter of 2004 and Eunice facility in the third quarter of 2004.

Convenience store fuel revenues increased $2.7 million or 64% from $4.2 million to $6.9 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2005, respectively. The increase was the result of the average selling price of fuel rising from $1.57 to $1.92 per gallon, and the opening of the two new locations in Breaux Bridge, Louisiana and Eunice, Louisiana in 2004.

Convenience store other revenues increased $0.3 million or 38% from $0.8 million to $1.1 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2005.  The increase is primarily attributable to the opening of the Breaux Bridge and Eunice facilities in the first and third quarters of 2004, respectively.

Hotel revenues increased $0.1 million or 33% from $0.3 million for the three months ended March 31, 2004 to $0.4 million for the three months ended March 31, 2005.  The increase is attributable to an increase in average room rates charged at The Lodge.

Promotional allowances increased $0.4 million or 8% from $5.1 million for the three months ended March 31, 2004 to $5.5 million for the three months ended March 31, 2005. The increase is primarily associated to an increase in promotional allowances at The Lodge of $0.1 million, Gold Dust of $0.1 million and Louisiana of $0.2 million.  The increase at The Lodge is attributable to increased hotel complimentary sales.  The increase at the Gold Dust is due to increased food and beverage complimentary sales.  The increase in Louisiana is attributable to $0.1 million in food and beverage complimentary at Breaux Bridge and Eunice and $0.1 million in additional promotional allowance from new customer reward programs beginning in mid 2004.

Casino expenses increased $0.4 million or 4% from $9.4 million to $9.8 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2005. This increase is a result of an increase at the Gilpin of $0.3 million or 16% and at the Gold Dust of $0.1 million or 4%. The increase in the Gilpin’s casino expenses is due to increased gaming taxes (due to increased gaming revenues), slot participation costs, general operating supplies and maintenance. The increase in Gold Dust’s casino expenses is primarily due to increased costs associated to the increase in food and beverage complimentary sales during the three month period ended March 31, 2005 as compared to same period of 2004.

Truck stop gaming expenses increased $0.5 million or 15% for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This increase of $0.5 million is due to the opening of the new casino in Breaux Bridge, Louisiana in the third quarter of 2004.

Pari-mutuel costs and expenses increased $1.1 million or 18% from $6.0 million to $7.1 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2005 respectively. This increase is primarily attributable to the new off track betting facility in Vinton which we opened in October 2004 and an increase in purse expense due to planned additional live race days.

Convenience store fuel expenses increased $2.5 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase in fuel expense is the result of the average cost of fuel rising from $1.46 to $1.81 per gallon and the opening of the two new locations in Breaux Bridge, Louisiana and Eunice, Louisiana in 2004

Convenience store other costs and expenses increased $0.4 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase is due to the two new locations that opened in Breaux Bridge, Louisiana and Eunice, Louisiana in 2004.

Hotel expenses decreased $0.1 million as a result of an increase cost allocation to casino expenses associated with hotel complimentary sales.  As complimentary sales increase, costs associated with the complimentary sales are charged to casino expense.

Marketing, general and administrative expenses increased $1.4 million or 15% for the current three months ended March 31, 2005 compared to the three months ended March 31, 2004. This increase is primarily attributable to the Gilpin of $0.1 million, the Gold Dust of $0.2 million, Colonial of $0.1 and truck stop expenses of $0.2 million and corporate overhead expenses of $0.8 million. Our increased marketing costs at our operating units drove increased revenues for all segments except for the Gold Dust which had significant snow storms during the three month period ended March 31, 2005.  The increase in corporate overhead was a result of corporate licensing activity in Nevada of approximately $0.2 million, additional travel related expenses of approximately $0.1 million, Sarbanes Oxley readiness work of approximately $0.3 million and additional labor costs of approximately $0.2 million.

Depreciation and amortization expense increased $0.1 million from $2.4 million to $2.5 million for the three month period ended March 31, 2004 compared to the three months ended March 31, 2005. The increase is attributable to the depreciation at the new Breaux Bridge and Eunice truck stop locations.

4. EBITDA segment information and discussion of operations

The following discusses our results of operations by segment, for the three month period ended March 31, 2005 compared to the three month period ended March 31, 2004.

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

	Three Months Ended
	March 31,
	2005	2004
	(In Thousands)
NET REVENUE
Colorado	$21,268	$20,496
Nevada	5,003	5,401
Louisiana	16,064	12,030
Virginia	8,727	8,272
Total net revenue	$51,062	$46,199
COSTS AND EXPENSES
Colorado	$14,759	$14,137
Nevada	3,610	3,494
Louisiana	13,126	9,295
Virginia	8,783	7,368
Net corporate overhead	1,903	1,115
Total costs and expenses	$42,181	$35,409
EBITDA
Colorado	$6,509	$6,359
Nevada	1,393	1,907
Louisiana	2,938	2,735
Virginia	(56)	904
Net corporate overhead	(1,903)	(1,115)
EBITDA	$8,881	$10,790

The following table sets forth a reconciliation of EBITDA, a non-GAAP financial measure to net income, a GAAP financial measure.

Three months ended March 31, 2005	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Colorado	$6,509	$1,165	$13	$2,701	$2,656
Nevada	1,393	403	1	784	207
Louisiana	2,938	553	2	697	1,690
Virginia	(56)	380	6	55	(485)
Corporate overhead	(1,903)	43	2	1,026	(2,970)
TOTAL	$8,881	$2,544	$24	$5,263	$1,098

Three months ended March 31, 2004	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Colorado	$6,359	$1,252	$1	$2,714	$2,394
Nevada	1,907	351		785	771
Louisiana	2,735	445	1	497	1,794
Virginia	904	357	4	42	509
Corporate overhead	(1,115)	44		854	(2,013)
TOTAL	$10,790	$2,449	$6	$4,892	$3,455

Colorado

We own 100% of Black Hawk Gaming (“BHWK”) and BHWK owns the Gilpin Hotel Casino and the Lodge, which are located in Black Hawk, Colorado, and the Gold Dust West, Inc. (“Gold Dust”), which is located in Reno, Nevada. The following discussion pertains to the results of operations of The Lodge and Gilpin properties.

A summary of the net revenue, costs and expenses and EBITDA of our Colorado properties is as follows:

	Three Months Ended March 31,
	2005	2004
	(In Thousands)
Net revenues
Lodge	$16,397	$16,053
Gilpin	4,871	4,443
Total net revenues	21,268	20,496
Costs and expenses
Lodge	10,886	10,690
Gilpin	3,873	3,447
Total costs and expenses	14,759	14,137
EBITDA
Lodge	5,511	5,363
Gilpin	998	996
EBITDA	$6,509	$6,359

The following table sets forth a reconciliation of EBITDA, a non-GAAP financial measure to net income (loss), a GAAP financial measure.

Three months ended March 31, 2005	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Lodge	$5,511	$808	$10	$2,085	$2,628
Gilpin	998	357	3	616	28
TOTAL	$6,509	$1,165	$13	$2,701	$2,656

Three months ended March 31, 2004	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Lodge	$5,363	$890	$1	$2,095	$2,379
Gilpin	996	362		619	15
TOTAL	$6,359	$1,252	$1	$2,714	$2,394

Results of operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004

Net Revenues. The $0.7 million increase in net revenues of our Colorado operations for the three months ended March 31, 2005 compared to the same period of 2004 is attributable to an increase in net revenue at the Gilpin of $0.4 million and $0.3 million at The Lodge. We believe that the increase in the revenues at our Colorado properties is a result of several factors. Management has continued expanded capital investments in our slot product in Colorado over the past year to provide the latest games available in the market. In addition, casino revenues at our two Colorado properties have continued to be positively impacted due to construction disruption at a competing casino.  We expect some of our previous and existing market share to be lost to increased competition as the construction on completing properties is completed.

Costs and Expenses. Total costs and expenses associated with our Colorado operations increased $0.6 million for the three months ended March 31, 2005 compared to the same period of 2004. The increase was a result of increased costs and expenses at The Lodge of $0.2 million and at the Gilpin of $0.4 million. The increase in costs and expenses attributable to The Lodge was a result of increased gaming taxes, food and beverage cost of sales, slot participation, and marketing related expenses. The increase of $0.4 million in costs and expenses attributable to the Gilpin was a result of increased gaming taxes, food and beverage cost of sales, slot participation, and marketing related expenses.  We expect that as competing casinos in our market complete expansion construction, it is likely that additional costs will be incurred for personnel and marketing as we attempt to keep our market shares.

Nevada

Results of operations for the three months ended March 31, 2005, compared to the three months ended March 31, 2004

As previously discussed, our Nevada operations consist of the Gold Dust, located in Reno, Nevada. The Gold Dust was acquired by BHWK on January 5, 2001. The property has 106 hotel rooms, which we offer to players, thereby enhancing their visit to the Reno area. The net revenues of the Gold Dust decreased by $0.4 million for the three-month period ended March 31, 2005 as compared to the same period of 2004.  The decrease is primarily attributable to severe winter snow storms during the first half of the quarter.

Our costs and expenses increased $0.1 million for three month period ended March 31, 2005 as compared to the same period of 2004. The increase in expense is primarily attributable to additional repair and maintenance projects completed on the interior of the casino.  As a result, our EBITDA at the Gold Dust for the three months ended March 31, 2005 and 2004 was $1.4 million and $1.9 million respectively.

Louisiana

The Louisiana truck plaza video gaming properties consist of nine truck plaza gaming facilities located in Louisiana and a share in the gaming revenues of an additional truck plaza.

Each truck plaza features a convenience store, fueling operations, a restaurant and 50 video gaming devices (except for Lucky Magnolia Truck Stop and Casino and Jalou Eunice, LLC both which have 40 video gaming devices).

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

Results of operations for the three months ended March 31, 2005, compared to the three months ended March 31, 2004

Net revenues. The Louisiana truck plazas generated net revenues of $16.1 million for the three months ended March 31, 2005 compared to $12.0 million for the three months ended March 31, 2004. This $4.1 million increase is the result of two new locations in Breaux Bridge, Louisiana and Eunice, Louisiana and an increase in the average sale price of fuel per gallon from $1.57 to $1.92.

Costs and Expenses. The Louisiana truck plazas’ costs and expenses were $13.2 million and $9.3 million for the three months ended March 31, 2005 and 2004 respectively. The increase in expense is due the opening of two new locations in Breaux Bridge, Louisiana and Eunice, Louisiana and an increase in the average cost of fuel per gallon from $1.46 to $1.81.

Earnings Before Interest, Taxes, Depreciation and Amortization. The Louisiana truck plazas EBITDA was $2.9 million for the three months ended March 31, 2005 compared to $2.7 million for the same period in 2004, resulting in decrease in EBITDA of $0.2 million.

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

Results of Operations for the three months ended March 31, 2005, compared to the three months ended March 31, 2004

Total Revenues. Colonial generated net revenues for the three months ended March 31, 2005 of $8.7 million compared to $8.3 million for the same period of 2004. The increase of total revenues of $0.4 million or 5%, is due primarily to the new off track wagering facility in Vinton, Virginia that we opened in October 2004.

Costs and expenses. Colonial’s direct operating costs and expenses were $8.8 million for the three months ended March 31, 2005 compared to $7.4 million for the same period of 2004. This increase is primarily attributable to the opening of the new off track betting facility in Vinton, Virginia which we opened in October 2004 and an increase in purse expense due to planned additional live race days.

Earnings Before Interest, Taxes, Depreciation and Amortization. Colonial’s EBITDA was $(0.1) million for the three month period ended March 31, 2005 and $0.9 for the same period in 2004.

Corporate Overhead

Costs and expenses. Corporate overhead costs and expenses increased $0.8 million from $1.1 million in the three month period ended March 31, 2004 to $1.9 million in the comparable period of 2005.  The increase is attributable to $0.1 million of additional travel related costs, $0.2 million in Nevada licensing costs, $0.3 million in Sarbanes Oxley readiness expenditures and $0.2 million in additional labor costs.

5. Liquidity and capital resources

As of March 31, 2005, the Company had cash and cash equivalents of $19.3 million compared to $21.5 million in cash and cash equivalents as of December 31, 2004. The $2.2 million decrease in cash and cash equivalents is the net result of $0.6 million net cash used by operating activities, $4.7 million net cash used in investing activities, and $3.1 million provided by financing activities.

We have a $10 million senior credit facility of which $10 million was available as of March 31, 2005 and December 31, 2004. The trustee under the indenture of the senior secured notes executed an intercreditor agreement with the lender under the senior credit facility, which, among other things, subordinated some of the liens securing the senior secured notes and the guarantees to the indebtedness under the senior credit facility. The senior credit facility carries an interest rate of 1.75% above the prime rate and expires in July 2007.

On March 2, 2005 the Company sold $23,000 of new debt commonly referred to as a “tack-on” of our existing notes. The new (tack-on) notes are subject to the same terms and conditions of our existing notes which carry a coupon of 11 7/8%, are due 2009, and like our existing notes the interest is payable on each February 1 and August 1. We issued the tack-on notes at a 10% premium of their principal amount which yielded total proceeds, before offering costs, of approximately $25,350.  We paid $2,858 and accrued $228 in costs to obtain this financing and used $22,500 of the proceeds to acquire three additional video poker truck-plaza operations.  See Note 7 of the unaudited consolidated financial statements.

As of March 31, 2005 our total debt approximates $173 million. Our future liquidity, which includes our ability to make semi-annual interest payments on February 1 and August 1 of each year, depends upon the future operational success of the overall Company. Additionally, our ability to successfully integrate our operations is a significant factor in the overall generation of our cash flows from operations.

We do not have any off-balance sheet financing arrangements or transactions with unconsolidated, limited purpose entities nor are any contemplated in the future.

We believe that our cash flow from operations, cash and cash equivalents and our senior credit facility of $10 million discussed above will be adequate to meet our debt service obligations as well as our capital expenditure requirements for the next twelve months. However, we can give no assurance that these sources of cash will be sufficient to enable us to do so. Further, in addition to our normal capital expenditure requirements, we anticipate that we will pursue the acquisition of other properties and continue to engage in the pursuit of new development opportunities. However, it is possible that we may need to enter into new financing arrangements and raise additional capital in the future if we are unable to sustain our current operations. Our ability to incur additional debt is further restricted by the terms and covenants of our senior secured notes. We can give no assurance that we will be able to raise capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, and therefore heighten the related risks we currently face.

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

The following table provides disclosure concerning JEI’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of March 31, 2005.

(In Thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$255,184	$20,781	$41,092	$190,104	$3,207
Operating leases (2)	15,317	1,159	2,179	1,661	10,318
Other long-term obligations (3)	3,047	960	1,392	691	4
Total contractual cash obligations	$273,548	$22,900	$44,663	$192,456	$13,529

(1)           Long-term debt includes principal and interest owing under the terms of the Notes, the Senior Credit Facility, the Black Hawk special assessment bonds, indebtedness of Colonial Holdings, and the subordinated debt to affiliates.

(2)           Operating leases include a land and warehouse lease for the Gold Dust in Reno, Nevada, as well as other leases for property and equipment.

(3)           Other long-term obligations include the commitment of the Company’s truck stop operations to pay one dollar per video poker machine per day, plus $1 per machine annually in licensing to an outside party to maintain its video poker machines in its truck stop premises. Other long-term obligations also include amounts payable under employment contracts described in the Company’s Form 10-K Report.

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

•      On March 16, 2005, Colonial entered into an amendment with the totalisator company that extends the term of the agreement to 2012, provides replacement equipment for the existing equipment, and increases the rate to .385% of handle up to $270,000 in handle. Handle above $270,000 will be charged a rate of ..345%. The amendment also provides for minimum charge per calendar year of $330.

•      JEI, through the Lucky Magnolia, has an obligation to pay to an individual 4.9% of its net video poker revenue, after associated state taxes, for as long as video poker machines are operated on the property.

•      Colonial is party to a Management and Consulting Agreement, with Maryland-Virginia Racing Circuit, Inc. (the “Circuit”), an affiliate of the Maryland Jockey Club that owns and operates thoroughbred horse racetracks in Maryland, pursuant to which the Circuit provides certain management services at the racetrack and satellite wagering facilities and coordinates a Virginia-Maryland thoroughbred racing circuit. Under the agreement, Colonial pays a management fee of 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in Virginia, excluding certain amounts specified in the agreement (“Handle”), 2.0% of all Handle of $75 million to $125 million per calendar year, 1.5% of all Handle in excess of $125 million, and 3.25% of any Handle for satellite wagering facilities located in the counties of Loudoun, Fairfax, Prince William, and Arlington and the Virginia cities of Manassas, Manassas Park, Fairfax City, Falls Church, and Alexandria. (Colonial currently does not have satellite wagering facilities located in such localities). The term of the agreement expires in 2036.

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

Item 3.     Quantitative and Qualitative Disclosure about Market Risk.

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. On February 8, 2002 we issued $125.0 million in 11 7/8 % senior secured notes due in 2009. Further, on March 2, 2005 we issued $23.0 million in notes identical in terms and conditions as our February 8, 2002 issuance. The proceeds of these two note issuances were used to finance our acquisitions and for working capital purposes. Substantially all of our debt bears interest at a fixed rate, except our $10.0 million senior credit facility (which has no amounts outstanding as of March 31, 2005), which bears interest at 1.75% above the prime rate published by Wells Fargo Bank, N.A.

If market interest rates increase, our cash requirements for interest on the senior credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior credit facility balance would also decrease.

There would be no change in our cash requirements for interest should market rates increase or decrease by 10% compared to interest rate levels at March 31, 2005.

We currently do not invest in derivative financial instruments, interest rate swaps or other similar investments to alter interest rate exposure

Item 4.     Controls and Procedures.

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005. There have been no significant changes in the Company’s internal controls during the three month period ended March 31, 2005, or in other factors that could significantly affect the internal controls subsequent to March 31, 2005.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

On May 25, 2001, a lawsuit was filed in the United States District Court for the District of Colorado (Case No. 01-D-0964) by Central City, several casino operators located in Central City and others against the City of Black Hawk, the Black Hawk Gaming Association (formerly the Black Hawk Casino Owners Association) and several casino operators located in the City of Black Hawk, including Black Hawk Gaming. The suit alleged that the defendants caused economic harm to the plaintiffs by engaging in a conspiracy and scheme to harm competition, restrain trade and monopolize the gaming industry in the Gilpin County, Colorado market in violation of federal and state constitutional, statutory and common law. Also, the complaint alleged that starting in 1996, the City of Black Hawk began interfering with Central City’s plans to construct a road directly from Interstate 70 to Central City. The plaintiffs sought compensatory, treble and exemplary damages. On March 26, 2003, the district court entered an order dismissing with prejudice the plaintiffs’ seventh, eighth, eleventh, twelfth and thirteenth claims for relief (i.e., the state common law claims and the claims under RICO and its Colorado statutory counterpart (COCCA)). On March 31, 2004, the district court dismissed with prejudice the federal antitrust claims. The court declined to retain supplemental jurisdiction over the state antitrust claims, and dismissed them without prejudice. On April 30, 2004, the plaintiffs filed a notice of appeal in the district court, appealing the dismissals of their claims to the United States Court of Appeals for the Tenth Circuit. On April 19, 2005. The appellate court upheld the decision of the district court dismissing the plaintiffs’ action. Therefore, the plaintiffs’ only remaining options are to petition the Tenth Circuit for rehearing and/or to petition the United States Supreme Court for review. We continue to firmly believe that the suit will not result in any material liability.

In March 2003, Galactic Gaming, Inc., one of the plaintiffs in Case No. 01-D-0964 (MJW), filed an action in District Court in Jefferson County, Colorado, Case No. 03CV0793, Division 7, against many of the same defendants as in Case No. 01-D-0964 (MJW), including Black Hawk Gaming. This action asserted state common law claims identical or virtually identical to those that were asserted and dismissed with prejudice in the federal action. Plaintiff moved for voluntary dismissal and on July 16, 2003, the Jefferson County district court dismissed the action without prejudice. Given the passage of time and the results of the decision by the United States Court of Appeals for the Tenth Circuit (see above), we do not believe that plaintiff will attempt to reassert this action. If the plaintiff in the future attempts to reassert this action, we do not believe it will result in any material liability.

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

(b) Reports on Form 8-K

On March 25, 2005, the Company filed a report on Form 8-K under Items 2.02 and 9.01 reporting the results of the Company’s operations for the fourth quarter and year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jacobs Entertainment, Inc.

Registrant

Date: May 13, 2005	By:	/s/ Jeffrey P. Jacobs
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

E-1