Form 10-Q
period 2005-06-30
JACOBS ENTERTAINMENT INC
filed 2005-08-11
CIK 1173284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 11, 2005
Common Stock, $.01 par value	1,500 shares

Jacobs Entertainment, Inc.

Index

June 30, 2005

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004

Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004

Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2004 and the six months ended June 30, 2005

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004

Notes to Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2005 and 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX

Part I. Financial Information

Item 1.     Consolidated Financial Statements

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2005 and December 31, 2004

(Dollars In Thousands)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,487	$21,497
Restricted cash	7,413	1,670
Accounts receivable, net	1,697	1,634
Inventories	1,559	1,413
Prepaid expenses and other assets	3,392	2,070
Total current assets	33,548	28,284
PROPERTY, PLANT AND EQUIPMENT
Land and improvements	52,777	52,299
Building and improvements	126,464	122,995
Equipment, furniture and fixtures	40,919	37,516
Leasehold improvements	2,351	2,344
Construction in progress	4,821	1,948
	227,332	217,102
Less accumulated depreciation and amortization	(38,564)	(34,399)
PROPERTY, PLANT AND EQUIPMENT – NET	188,768	182,703

OTHER ASSETS:
Goodwill	26,773	26,773
Identifiable intangible assets	7,930	7,790
Debt issue costs, net	7,759	5,426
Other assets	1,409	1,290
TOTAL	$266,187	$252,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$20,242	$12,721
Gaming taxes payable	1,741	2,841
Interest payable	8,082	6,942
Due to affiliate	33	1,819
Current portion of long-term debt and capital lease obligations	680	1,006
Total current liabilities	30,778	25,329

Long term debt and capital lease obligations	153,493	132,421
Long term debt - related parties	19,489	19,489
Total long-term debt	172,982	151,910

OTHER	423	423
Total liabilities	204,183	177,662

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock $.01 par value; 1,500 shares authorized; issued and outstanding
Additional paid-in capital	39,394	31,312
Retained earnings	22,610	43,292
Total stockholders’ equity	62,004	74,604
TOTAL	$266,187	$252,266

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended June 30, 2005 and 2004

(Dollars In Thousands)

	Three Months Ended June 30,
	2005	2004
REVENUES:
Gaming:
Casino	$29,177	$27,099
Truck stop	7,613	6,146
Pari-mutuel	9,392	8,863
Food and beverage	4,944	4,466
Convenience store – fuel	8,712	5,119
Convenience store – other	1,255	926
Hotel	485	330
Other	997	906
Total revenues	62,575	53,855
Promotional allowances	(5,772)	(4,867)
Net revenues	56,803	48,988

COSTS AND EXPENSES:
Gaming:
Casino	10,606	9,595
Truck stop	3,951	3,254
Pari-mutuel	8,439	7,144
Food and beverage	2,836	2,503
Convenience store – fuel	8,167	4,784
Convenience store – other	1,561	1,114
Hotel	78	224
Marketing, general and administrative	12,199	10,525
Depreciation and amortization	2,624	2,517
Total costs and expenses	50,461	41,660
OPERATING INCOME	6,342	7,328
Interest income	32	9
Interest expense	(5,654)	(4,932)
NET INCOME	$720	$2,405

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Six Months Ended June 30, 2005 and 2004

(Dollars In Thousands)

	Six Months Ended June 30,
	2005	2004
REVENUES:
Gaming:
Casino	$56,640	$54,167
Truck stop	15,140	12,601
Pari-mutuel	17,300	16,548
Food and beverage	9,449	8,520
Convenience store – fuel	15,648	9,374
Convenience store – other	2,354	1,733
Hotel	901	612
Other	1,667	1,589
Total revenues	119,099	105,144
Promotional allowances	(11,234)	(9,957)
Net revenues	107,865	95,187

COSTS AND EXPENSES:
Gaming:
Casino	20,372	19,020
Truck stop	7,793	6,569
Pari-mutuel	15,502	13,175
Food and beverage	5,440	4,548
Convenience store – fuel	14,705	8,749
Convenience store – other	2,922	2,065
Hotel	188	382
Marketing, general and administrative	23,096	20,044
Depreciation and amortization	5,168	4,966
Total costs and expenses	95,186	79,518
OPERATING INCOME	12,679	15,669
Interest income	56	15
Interest expense	(10,917)	(9,824)
NET INCOME	$1,818	$5,860

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2004 and for the Six Months Ended June 30, 2005

(Dollars In Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount *
BALANCES, JANUARY 1, 2004	1,500	$	$29,609	$39,401	$69,010
Capital contribution			1,703		1,703
Net income				3,891	3,891
BALANCES, DECEMBER 31, 2004	1,500	$	$31,312	$43,292	$74,604
Capital contribution			8,082		8,082
Distribution				(22,500)	(22,500)
Net income				1,818	1,818
BALANCES, JUNE 30, 2005	1,500	$	$39,394	$22,610	$62,004

*                 The par value amount of Jacobs Entertainment, Inc. common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 above due to rounding.

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2005 and 2004

(Dollars In Thousands)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$1,818	$5,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,168	4,966
Gain on sale of assets	11	17
Deferred financing cost amortization	942	678
Bond issue discount amortization	351	355
Bond issue premium amortization	(196)
Loan discount amortization		15
Changes in operating assets and liabilities:
Accounts receivable, net	(63)	145
Inventories	(146)	(40)
Prepaid expenses and other assets	(1,441)	(1,357)
Accounts payable and accrued expenses	6,704	3,344
Gaming taxes payable	(1,100)	(1,111)
Interest payable	905	559
Due to affiliate	(1,786)	(575)
Net cash provided by operating activities	11,167	12,856

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(9,551)	(8,035)
Proceeds from sale of equipment	105	150
Purchase of device rights	(549)	(713)
Capitalized project costs		(335)
Additions to restricted cash	(5,743)	(3,803)
Net cash used in investing activities	(15,738)	(12,736)

FINANCING ACTIVITIES
Net proceeds from bond issuance	25,535
Payments to obtain financing	(3,097)
Proceeds from long term debt	1,230	4,272
Proceeds from revolving line of credit	2,525	3,110
Capital contributions from stockholders	1,752	685
Payments on long term debt	(359)	(392)
Payments on revolving line of credit	(2,525)	(3,110)
Distributions to stockholders	(22,500)
Net cash provided by financing activities	2,561	4,565
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,010)	4,685
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	21,497	16,238
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,487	$20,923
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized of $4 and $11 for the six month periods ended June 30, 2005 and 2004, respectively	$8,728	$8,651
Non-cash investing and financing activities:
Capital contribution exchanged for note retirement paid by affiliate	$6,330	$
Acquisition of property for payables incurred	$1,996	$324
Acquisition of property for capital lease issued	$750	$

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(DOLLARS IN THOUSANDS)

1.                       BUSINESS AND ORGANIZATION

Jacobs Entertainment, Inc. (“JEI” or the “Company”) was formed on April 17, 2001, as a Subchapter S Corporation under the Internal Revenue Code of 1986 as amended, to become a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Nevada, Louisiana, and Virginia. The Company’s sole stockholders, who each own 50% of JEI’s common stock, are Jeffrey P. Jacobs and the Richard E. Jacobs Revocable Trust, of which Richard E. Jacobs is the sole trustee (collectively, “Jacobs”). As of June 30, 2005, JEI owns and operates three casinos, nine truck plaza video gaming facilities, and a horse racing track with six satellite wagering facilities. The Company also receives a percentage of gaming revenue from an additional truck plaza video gaming facility.

On February 25, 2005, JEI filed an application for gaming licenses for the Jefferson Parish, Louisiana truck plaza location.  The hearing to determine approval of this license is scheduled for August 16, 2005.

On March 2, 2005, JEI acquired three truck plaza video gaming facilities in Louisiana previously owned by Jacobs.  The purchase of the three truck plaza video gaming facilities was accounted for as a combination of entities under common control, which is similar to the pooling of interests method of accounting for business combinations.  Accordingly, the accompanying consolidated financial statements have been retroactively adjusted to include the operations of the acquired truck plazas from January 1, 2004 through June 30, 2005.  See Note 7 below.

On March 16, 2005, Colonial Downs received a license to own and operate a seventh satellite wagering facility in Martinsville, Virginia.  We anticipate opening this facility in the fourth quarter of 2005.  On April 27, 2005, Colonial Downs received a license to own and operate its eighth satellite wagering facility and second location in Chesapeake, Virginia.  We also anticipate opening this facility in the third quarter of 2005.  On May 25, 2005, Colonial Downs received a license to own and operate its ninth satellite wagering facility in Scott County, Virginia.  We anticipate opening this facility in the fourth quarter of 2005.

2.                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Consolidated Financial Statements – In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the financial position of the Company as of June 30, 2005 and December 31, 2004 and the results of its operations and cash flows for the three and six month periods ended June 30, 2005 and 2004. All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of JEI in our Form 10-K report for the year ended December 31, 2004 filed with the U.S. Securities Exchange Commission. Our significant accounting policies are discussed in detail in Note 2 to the financial statements contained in our Form 10-K report.  The results of interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

Reclassifications – In the accompanying Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005, we changed the classification of changes in restricted cash balances in the statements of cash flows to present such activity as an investing activity. We previously presented such changes as an operating activity. In the Unaudited Condensed Consolidated Statements of Cash Flows for the six month ended June 30, 2004, we reclassified changes in restricted cash balances to be consistent with our 2005 presentation which resulted in a $3.8 million decrease to investing cash flows and a corresponding increase to operating cash flows from the amounts previously reported. Certain other amounts have been reclassified within the 2004 financial statements to conform to the presentation used in 2005.

3.                       IDENTIFIABLE INTANGIBLE ASSETS

	As of June 30, 2005			As of December 31, 2004
(Dollars In Thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizable intangible assets:
Revenue rights	$6,000	$420	$5,580	$6,000	$360	$5,640
Device use rights	3,983	1,633	2,350	3,518	1,368	2,150

Total	$9,983	$2,053	$7,930	$9,518	$1,728	$7,790

	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	Six months ended June 30, 2004
Aggregate amortization expense	$198	$144	$376	$288

Estimated amortization expense:
2005	$873
2006	750
2007	486
2008	455
2009	347
Thereafter	5,019
Total	$7,930

4.                       SEGMENTS

At June 30, 2005 and 2004, the Company has four segments representing the geographic regions of its operations. Each segment is managed separately because of the unique characteristics of revenue stream and customer base.

The Colorado segment consists of The Lodge and Gilpin casinos and the Nevada segment consists of the Gold Dust West casino. The Virginia segment consists of Colonial’s pari-mutuel operations and the Louisiana operations consist of Jalou’s truck plaza/video poker facilities. The corporate operations represent all other income and expenses. The following segment information is presented after elimination of inter-segment transactions.

As of and for the Three Months Ended June 30, 2005

(Dollars In Thousands)

	Colorado	Nevada	Virginia	Louisiana	Total
Revenues
Gaming
Casino	$23,551	$5,626			$29,177
Truck stop				$7,613	7,613
Pari-mutuel			$9,392		9,392
Food and beverage	2,543	871	674	856	4,944
Convenience store - fuel				8,712	8,712
Convenience store - other				1,255	1,255
Hotel	414	71			485
Other	271	35	594	97	997
Total revenues	26,779	6,603	10,660	18,533	62,575
Promotional allowance	(4,331)	(994)		(447)	(5,772)
Net revenues	$22,448	$5,609	$10,660	$18,086	$56,803
Depreciation and amortization	$1,210	$418	$380	$568	2,576
Corporate adjustments and eliminations					48
Consolidated depreciation and amortization					$2,624
Interest Income	$11	$3	$13	$4	31
Corporate adjustments and eliminations					1
Consolidated interest income					$32
Interest expense	$2,713	$785	$73	$694	4,265
Corporate adjustments and eliminations					1,389
Consolidated interest expense					$5,654
Net income (loss)	$2,592	$716	$(775)	$1,730	4,263
Corporate adjustments and eliminations					(3,543)
Consolidated net income					$720
EBITDA (1)	$6,504	$1,916	$(335)	$2,988	11,073
Corporate adjustments and eliminations					(2,107)
Consolidated EBITDA					$8,966
Goodwill	$6,711	$8,836	$	$11,226	$26,773
Identifiable intangible assets	$	$	$	$7,930	$7,930
Property, plant and equipment, net	$88,597	$11,410	$63,762	$24,357	188,126
Corporate adjustments and eliminations					642
Consolidated property, plant and equipment, net					$188,768
Total assets	$108,578	$24,584	$74,857	$53,236	261,255
Corporate adjustments and eliminations					4,932
Consolidated total assets					$266,187
Long-term debt	$78,248	$22,747	$2,641	$26,398	130,034
Corporate adjustments and eliminations					42,948
Consolidated total long-term debt					$172,982
Capital expenditures	$792	$174	$4,435	$777	6,178
Corporate adjustments and eliminations					261
Consolidated total capital expenditures					$6,439

As of and for the Six Months Ended June 30, 2005

(Dollars In Thousands)

	Colorado	Nevada	Virginia	Louisiana	Total
Revenues
Gaming
Casino	$45,871	$10,769			$56,640
Truck stop				$15,140	15,140
Pari-mutuel			$17,300		17,300
Food and beverage	4,892	1,760	1,119	1,678	9,449
Convenience store - fuel				15,648	15,648
Convenience store - other				2,354	2,354
Hotel	759	142			901
Other	444	72	968	183	1,667
Total revenues	51,966	12,743	19,387	35,003	119,099
Promotional allowance	(8,250)	(2,131)		(853)	(11,234)
Net revenues	$43,716	$10,612	$19,387	$34,150	$107,865
Depreciation and amortization	$2,375	$821	$760	$1,121	5,077
Corporate adjustments and eliminations					91
Consolidated depreciation and amortization					$5,168
Interest Income	$24	$4	$19	$6	53
Corporate adjustments and eliminations					3
Consolidated interest income					$56
Interest expense	$5,414	$1,569	$128	$1,391	8,502
Corporate adjustments and eliminations					2,415
Consolidated interest expense					$10,917
Net income (loss)	$5,248	$923	$(1,260)	$3,420	8,331
Corporate adjustments and eliminations					(6,513)
Consolidated net income					$1,818
EBITDA (1)	$13,013	$3,309	$(391)	$5,926	21,857
Corporate adjustments and eliminations					(4,010)
Consolidated EBITDA					$17,847
Goodwill	$6,711	$8,836	$	$11,226	$26,773
Identifiable intangible assets	$	$	$	$7,930	$7,930
Property, plant and equipment, net	$88,597	$11,410	$63,762	$24,357	188,126
Corporate adjustments and eliminations					642
Consolidated property, plant and equipment, net					$188,768
Total assets	$108,578	$24,584	$74,857	$53,236	261,255
Corporate adjustments and eliminations					4,932
Consolidated total assets					$266,187
Long-term debt	$78,248	$22,747	$2,641	$26,398	130,034
Corporate adjustments and eliminations					42,948
Consolidated total long-term debt					$172,982
Capital expenditures	$3,681	$649	$4,831	$1,511	10,672
Corporate adjustments and eliminations					268
Consolidated total capital expenditures					$10,940

As of and for the Three Months Ended June 30, 2004

(Balance Sheet data as of December 31, 2004)

(Dollars In Thousands)

	Colorado	Nevada	Virginia	Louisiana	Total
Revenues
Gaming
Casino	$21,697	$5,402			$27,099
Truck stop				$6,146	6,146
Pari-mutuel			$8,863		8,863
Food and beverage	2,387	879	530	670	4,466
Convenience store - fuel				5,119	5,119
Convenience store - other				926	926
Hotel	178	152			330
Other	192	38	594	82	906
Total revenues	24,454	6,471	9,987	12,943	53,855
Promotional allowance	(3,658)	(963)		(246)	(4,867)
Net revenues	$20,796	$5,508	$9,987	$12,697	$48,988
Depreciation and amortization	$1,294	$358	$357	$463	2,472
Corporate adjustments and eliminations					45
Consolidated depreciation and amortization					$2,517
Interest Income	$1	$	$7	$1	9
Corporate adjustments and eliminations
Consolidated interest income					$9
Interest expense	$2,699	$785	$40	$554	4,078
Corporate adjustments and eliminations					854
Consolidated interest expense					$4,932
Net income (loss)	$2,375	$795	$371	$1,299	4,840
Corporate adjustments and eliminations					(2,435)
Consolidated net income					$2,405
EBITDA (1)	$6,367	$1,938	$761	$2,315	11,381
Corporate adjustments and eliminations					(1,536)
Consolidated EBITDA					$9,845
Goodwill	$6,711	$8,836	$	$11,226	$26,773
Identifiable intangible assets	$	$	$	$7,790	$7,790
Property, plant and equipment, net	$87,391	$11,594	$59,690	$23,578	182,253
Corporate adjustments and eliminations					450
Consolidated property, plant and equipment, net					$182,703
Total assets	$111,277	$24,577	$63,538	$49,741	249,133
Corporate adjustments and eliminations					3,133
Consolidated total assets					$252,266
Long-term debt	$78,265	$22,682	$1,888	$24,394	127,229
Corporate adjustments and eliminations					24,681
Consolidated total long-term debt					$151,910
Capital expenditures	$1,310	$163	$943	$1,337	3,753
Corporate adjustments and eliminations
Consolidated total capital expenditures					$3,753

As of and for the Six Months Ended June 30, 2004

(Balance Sheet data as of December 31, 2004)

(Dollars In Thousands)

	Colorado	Nevada	Virginia	Louisiana	Total
Revenues
Gaming
Casino	$43,327	$10,840			$54,167
Truck stop				$12,601	12,601
Pari-mutuel			$16,548		16,548
Food and beverage	4,744	1,728	747	1,301	8,520
Convenience store - fuel				9,374	9,374
Convenience store - other				1,733	1,733
Hotel	329	283			612
Other	368	80	964	177	1,589
Total revenues	48,768	12,931	18,259	25,186	105,144
Promotional allowance	(7,476)	(2,022)		(459)	(9,957)
Net revenues	$41,292	$10,909	$18,259	$24,727	$95,187
Depreciation and amortization	$2,546	$709	$714	$908	4,877
Corporate adjustments and eliminations					89
Consolidated depreciation and amortization					$4,966
Interest Income	$2	$	$11	$2	15
Corporate adjustments and eliminations
Consolidated interest income					$15
Interest expense	$5,413	$1,570	$82	$1,051	8,116
Corporate adjustments and eliminations					1,708
Consolidated interest expense					$9,824
Net income	$4,769	$1,566	$880	$3,093	10,308
Corporate adjustments and eliminations					(4,448)
Consolidated net income					$5,860
EBITDA (1)	$12,726	$3,845	$1,665	$5,050	23,286
Corporate adjustments and eliminations					(2,651)
Consolidated EBITDA					$20,635
Goodwill	$6,711	$8,836	$	$11,226	$26,773
Identifiable intangible assets	$	$	$	$7,790	$7,790
Property, plant and equipment, net	$87,391	$11,594	$59,690	$23,578	182,253
Corporate adjustments and eliminations					450
Consolidated property, plant and equipment, net					$182,703
Total assets	$111,277	$24,577	$63,538	$49,741	249,133
Corporate adjustments and eliminations					3,133
Consolidated total assets					$252,266
Long-term debt	$78,265	$22,682	$1,888	$24,394	127,229
Corporate adjustments and eliminations					24,681
Consolidated total long-term debt					$151,910
Capital Expenditures	$2,596	$778	$1,330	$3,346	8,050
Corporate adjustments and eliminations					6
Consolidated total capital expenditures					$8,056

(1)       EBITDA (earnings before interest, taxes, depreciation and amortization) is presented as supplemental information in the tables above and in the discussion of our operating results. EBITDA can be reconciled directly to our consolidated net income by adding the amounts shown for depreciation, amortization, and interest to net income. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows investors and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our properties using EBITDA measures as do most analysts following the gaming industry. EBITDA is also a component of certain financial covenants in our debt agreements. See the reconciliation of EBITDA to net income for the three and six month periods ended June 30, 2005 and 2004 on page 24.

5.                       COMMITMENTS AND CONTINGENCIES

Colonial entered into a Management and Consulting Agreement, as amended (the “Management Agreement”), with Maryland-Virginia Racing Circuit, Inc. (the “Circuit”), an affiliate of the Maryland Jockey Club (“MJC”), to provide experienced management for the racetrack and satellite facilities and to create a Virginia-Maryland thoroughbred racing circuit. Under the Management Agreement, MJC agrees to suspend live racing at their racetracks, Laurel Park and Pimlico Race Course, during Colonial’s live thoroughbred meets. Parties to the Management Agreement also exchange simulcast signals for their live thoroughbred meets at no cost to either party. The effect of the exchange of signals is immaterial to the consolidated financial statements. The Circuit manages Colonial’s satellite facilities as well as the live standardbred and thoroughbred meets and provides certain personnel, at its expense, for the live thoroughbred meet. For its services, the Circuit receives a management fee of 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in the Commonwealth of Virginia, excluding certain amounts specified in the Management Agreement (“Handle”), 2.0% of all Handle of $75 million to $125 million per calendar year, 1.5% of all Handle in excess of $125 million, and 3.25% of any Handle for satellite wagering facilities located in the counties of Loudoun, Fairfax, Prince William, and Arlington and the Virginia cities of Manassas, Manassas Park, Fairfax City, Falls Church, and Alexandria. (Colonial currently does not have satellite wagering facilities located in such localities).  The Management Agreement will remain in effect until 2036 provided Colonial owns, controls, or operates the racetrack under its existing licenses. At Colonial’s option, Colonial may terminate the Management Agreement any time after 2021 upon payment of a fee equal to 17 times the average management fee paid during the three years immediately preceding such termination. Management fees incurred under the Management Agreement are approximately $629 and $568 during the three month period ended June 30, 2005 and 2004, respectively, and $1,138 and $1,061 during the six month periods ended June 30, 2005 and 2004, respectively.

Colonial has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for the Company’s pari-mutuel wagering applications. The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities through 2004 at a rate of .365% of the gross amounts wagered. Totalisator fees incurred under this agreement was approximately $167 and $165 for the three month periods ended June 30, 2005 and 2004, respectively, and $377 and $312 for the six month periods ended June 30, 2005 and 2004, respectively.

On March 16, 2005, Colonial entered into an amendment with the totalisator company that extends the term of the agreement to 2012, provides replacement equipment for the existing equipment, and increases the rate to .385% of handle up to $270,000 in handle. Handle above $270,000 will be charged a rate of .345%. The amendment also provides for minimum charge per calendar year of $330.

Colonial has entered into agreements with a company which provides broadcasting and simulcasting equipment and services. The agreements for live racing services at the horse racing track, and equipment leases at two of the satellite wagering facilities were extended during 2002 until December 31, 2007. Effective November 6, 2002, Colonial acquired certain equipment located at the horse racing track previously leased under these agreements. Total expense incurred for totalisator and broadcasting and simulcasting equipment was approximately $228 and $233 for the three month periods ended June 30, 2005 and 2004, respectively, and $476 and $403 for the six month periods ended June 30, 2005 and 2004, respectively.

Colonial leases automobiles, building space, and certain equipment under operating leases expiring at various dates. Total rental expense under these non-cancelable leases was approximately $101 and $99 for the three month periods ended June 30, 2005 and 2004, respectively, and $203 and $198 for the six month periods ended June 30, 2005 and 2004, respectively.

Colonial created a new stakes race, the Colonial Turf Cup which together with the Virginia Derby will form the first two legs of the Grand Slam of Grass™.  The Grand Slam of Grass™ consists of four races including the two races at Colonial Downs, the Secretariat to be held at Arlington Park, and the John Deere Breeders’ Cup Turf at Belmont Park.  We have guaranteed a $3 million bonus award to any horse that sweeps the series.  The Company has purchased an insurance policy to cover $2 million of the potential $3 million bonus payment.  Currently there is a horse that has won two of the four races and if the horse wins the remaining two races to be held on August 13, 2005 and October 29, 2005, it will be eligible for the bonus payment.

Black Hawk leases land and warehouse space for the Gold Dust West in Reno, Nevada as well as automobiles, and other property and equipment under operating leases expiring at various dates. Total rental expense under these non-cancelable leases was approximately $92 and $89 for the three month periods ended June 30, 2005 and 2004, respectively, and $184 and $178 for the six month periods ended June 30, 2005 and 2004, respectively.

On May 25, 2001, a lawsuit was filed in the United States District Court for the District of Colorado (Case No. 01-D-0964) by Central City, several casino operators located in Central City and others against the City of Black Hawk, the Black Hawk Gaming Association (formerly the Black Hawk Casino Owners Association) and several casino operators located in the City of Black Hawk, including Black Hawk Gaming. The suit alleged that the defendants caused economic harm to the plaintiffs by engaging in a conspiracy and scheme to harm competition, restrain trade and monopolize the gaming industry in the Gilpin County, Colorado market in violation of federal and state constitutional, statutory and common law. Also, the complaint alleged that starting in 1996, the City of Black Hawk began interfering with Central City’s plans to construct a road directly from Interstate 70 to Central City. The plaintiffs sought compensatory, treble and exemplary damages. On March 26, 2003, the district court entered an order dismissing with prejudice the plaintiffs’ seventh, eighth, eleventh, twelfth and thirteenth claims for relief (i.e., the state common law claims and the claims under RICO and its Colorado statutory counterpart (COCCA)). On March 31, 2004, the district court dismissed with prejudice the federal antitrust claims. The court declined to retain supplemental jurisdiction over the state antitrust claims, and dismissed them without prejudice. On April 30, 2004, the plaintiffs filed a notice of appeal in the district court, appealing the dismissals of their claims to the United States Court of Appeals for the Tenth Circuit. On April 19, 2005, the appellate court upheld the decision of the district court dismissing the plaintiffs’ action. Therefore, the plaintiffs’ only remaining options are to petition the Tenth Circuit for rehearing and/or to petition the United States Supreme Court for review. We continue to firmly believe that the suit will not result in any material liability.

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

The Company provides monthly management and accounting services to truck stops owned by an affiliate. In addition, the affiliates purchase repair parts from the Company. Total charges to affiliates for management services and repair parts totaled $80 and $94 for the three months ended June 30, 2005 and 2004, respectively, and $221 and $179 for the six months ended June 30, 2005 and 2004, respectively. In addition, the affiliate provided development capital to the Company for the Breaux Bridge, Eunice and Jefferson Parish locations during their development. The Company had an account payable to the affiliate at June 30, 2005 and December 31, 2004 of $36 and $1,819, respectively.  The $1,819 payable to the affiliate as of December 31, 2004 was primarily paid off with the proceeds from bank debt.

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

7.                       SALE OF DEBT AND ACQUISITION

On March 2, 2005, we completed the issuance of $23,000 additional notes subject to the same terms and conditions as our existing notes which carry a coupon of 11 7/8% due 2009, with interest payable each February 1, and August 1.  The notes were issued at 10% above their principal amount resulting in a premium of $2,300, which is being amortized using the effective interest method over the remaining life of the notes.  We used $22,500 of the proceeds of the notes to fund the acquisition of a 100% interest in three truck plaza video gaming facilities in Louisiana known as Breaux Bridge, Eunice and Jefferson Parish, all of which were owned by Jacobs.  The balance of the proceeds was used to pay for the offering costs of the additional notes.  Due to the related party nature of the transaction (and under the terms of our indenture) we obtained a fairness opinion from an investment banking firm that the acquisition of the three video poker truck stops was fair from a financial point of view.

The acquisition of the three truck plaza facilities was accounted for as a combination of entities under common control, and as such is reflected for accounting and financial reporting purposes similar to a pooling of interests. Therefore, the acquisitions have been recorded at the related party’s historical identifiable cash cost in the assets transferred. Accordingly, the accompanying consolidated financial statements have been retroactively restated from January 1, 2004 through June 30, 2005 to include the operations of the acquired truck plazas. See Note 1 above.

A distribution of $22,500 was recorded on the acquisition date as the assets of the entities acquired have been retroactively accounted for in JEI’s financial statements.  Therefore a net distribution of $12,380 (the $22,500 distribution reduced by the $10,120 of net assets acquired) has been recorded by us as of the March 2, 2005 acquisition date.

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

The condensed consolidated financial statements for each of the three and six month periods ended June 30, 2004 have been retroactively restated as though the transaction had occurred at the beginning of each of the periods presented.

The following table summarizes the operations of the acquired truck plaza entities:

	Three and Six Months Ended
	June 30,
	2004

Net revenues	$680	$944
Costs and expenses	921	1,354

Net loss	$(241)	$(410)

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section discusses the results of our operations for the three and six month periods ended June 30, 2005 and 2004. We recommend reading the following discussions and analyses in conjunction with our unaudited financial statements including the notes and other financial information contained in this Form 10-Q as well as our audited consolidated financial statements as of December 31, 2004 included in our Form 10-K report filed with the Securities and Exchange Commission (“10-K Report”). Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties. In this regard, see the section “Risk Factors” in Item 1 of our 10-K report.

The historical information should not necessarily be taken as a reliable indicator of our future performance.

TABLE OF CONTENTS TO MANAGEMENT’S DISCUSSION AND ANALYSIS (MD&A)

Description of item
1.	Overview and discussion of our operations—i.e. how we look at things
2.	Significant transaction occurring during the six month period ended June 30, 2005 and related accounting treatment
3.	Comparison of our results of operations for the three and six month periods ended June 30, 2005 as compared to the three and six month periods ended June 30, 2004
4.	EBITDA segment information and discussion of operations
5.	Liquidity and capital resources
6.	Critical accounting policies

1. Overview and discussion of our operations—i.e. how we look at things

We continue to operate our company on a de-centralized basis. Each of our casino properties (The Lodge, the Gilpin, and the Gold Dust West) i.e. the Western Division, is managed by an on-site General Manager each of whom reports to a Vice-President of Operations who is located in our Black Hawk, Colorado offices. Our Eastern Division comprises all of our video poker truck-stop operations and our Virginia race-track and satellite betting parlor facilities. Each of our respective divisions is headed by a President, each of whom reports to our Chief Executive Officer located in West Palm Beach, Florida. Our management team conducts monthly video conferencing and tele-conferencing calls and each of the units functions as a separate profit center. We account for our businesses in segments, with each segment designated by the respective state in which the property operates. Presently, we operate with four segments: Colorado, Nevada, Virginia and Louisiana. We are in the process of consolidating functional areas and operate on a more centralized basis. By doing so, we believe we will be able to obtain some economies of scale in accounting, human resources, centralized purchasing and other areas.

When we analyze and run our business units, we focus on several measurements which we believe provide us with the necessary ratios and key performance indicators in order for us to determine how we are doing versus our competition and against our own internal goals and budgets. We confer monthly and discuss and analyze significant variances and try to identify trends and changes in our business. Additionally, we utilize EBITDA (earnings before interest, taxes, depreciation and amortization) as one of the primary methods of reviewing and analyzing the results of our operations of each property. While we recognize that EBITDA is not a generally accepted accounting principle (i.e. a non-GAAP financial measure), we nonetheless believe it is useful because it allows investors and management to evaluate and compare operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Additionally, most analysts following the gaming industry utilize EBITDA as a financial measurement and when our bondholders inquire and discuss our operational performance with us, they consistently inquire as to our EBITDA and our EBITDA margins versus our competitors.  Finally, EBITDA is a key component of certain financial covenants contained in our debt agreements and as such it is a critical measurement that we closely watch in order to analyze our historical performance as well as to determine our ability to achieve future growth.

In addition to the above performance measurements, we pay particular attention to our monthly and annual cash flow. Our business is sensitive to shifts in volumes and levels of activity and we find it necessary to watch our cash closely. Further, every six months (February 1 and August 1) we have a cash interest payment due on our $148 million of our senior secured notes totaling $8.8 million. We have a $10 million revolver with a lender on which we anticipate drawing approximately $2 to $5 million every six months in order to make our interest payments. This is generally a function of the timing of cash receipts from our operations coupled with the amount of cash we need to run the business—i.e. our cash-inventory. We estimate that we require approximately $12 million of cash-inventory to run our business. We may be able to reduce this amount when we are able to consolidate our cash from our various operations. This would reduce the amount of borrowings we would need to pay interest on our notes and/or to finance operations. This will be another by-product of our goal to centralize our business operations. See “Liquidity and Capital Resources.”

Our results of operations reflect the consolidated operations of all of our subsidiaries.

2. Significant transaction occurring during the current six month period ended June 30, 2005 and the related accounting treatment

On March 2, 2005 we sold $23,000 of additional senior secured notes commonly referred to as a tack-on to our existing senior secured notes. The tack-on notes are subject to the same terms and conditions as our existing senior secured notes which carry a coupon of 11 7/8% and are due 2009 with interest payable on each February 1 and August 1. We issued the tack-on notes at a 10% premium of their principal amount which yielded total proceeds, before offering costs, of approximately $25,300. We used $22,500 of the proceeds to acquire three additional video poker truck-plaza operations known as Breaux Bridge, Eunice and Jefferson Parish from a related party that is owned and controlled by our owners. Breaux Bridge opened for gaming operations on September 22, 2004, Eunice opened for gaming operations on March 28, 2005, and it is anticipated that Jefferson Parish will become licensed and operational in late August 2005. The balance of the proceeds was used to pay for the offering costs of the tack-on.

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

The accompanying management’s discussion and analysis of operations for the three and six month periods ended June 30, 2004 and the six month period ended June 30, 2005 includes the retroactive adjustments to account for the acquisition of the three additional video poker truck plazas as though the transaction had occurred at the beginning of each of the periods presented. Accordingly, certain historical data that was previously reported in prior filings has been adjusted to account for this business combination.  See Note 7 of the unaudited condensed consolidated financial statements.

3. Comparison of our results of operations for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004.

The following table summarizes the consolidated revenues and expenses of Jacobs Entertainment, Inc. for the three months ended June 30, 2005 and 2004:

	Three Months Ended
	June 30,		$	%
	2005	2004	Change	Variance
	(In Thousands)
REVENUES:
Gaming:
Casino	$29,177	$27,099	$2,078	8%
Truck stop	7,613	6,146	1,467	24%
Pari-mutuel	9,392	8,863	529	6%
Food and beverage	4,944	4,466	478	11%
Convenience store - Fuel	8,712	5,119	3,593	70%
Convenience store - Other	1,255	926	329	36%
Hotel	485	330	155	47%
Other	997	906	91	10%
Total revenues	62,575	53,855	8,720	16%
Promotional allowances	(5,772)	(4,867)	(905)	19%
Net revenues	56,803	48,988	7,815	16%
COSTS AND EXPENSES:
Gaming:
Casino	10,606	9,595	1,011	11%
Truck stop	3,951	3,254	697	21%
Pari-mutuel	8,439	7,144	1,295	18%
Food and beverage	2,836	2,503	333	13%
Convenience store - Fuel	8,167	4,784	3,383	71%
Convenience store - Other	1,561	1,114	447	40%
Hotel	78	224	(146)	-65%
Marketing, general and administrative	12,199	10,525	1,674	16%
Depreciation and amortization	2,624	2,517	107	4%
Interest expense, net	5,622	4,923	699	14%
Total costs and expenses	56,083	46,583	9,500	20%
NET INCOME	$720	$2,405	$(1,685)	-70%

Casino revenues increased approximately $2.1 million or 8% from $27.1 million for the three months ended June 30, 2004 to $29.2 million for the three months ended June 30, 2005. The increase in casino revenues is a result of increased casino revenues at The Lodge of $1.2 million or 7% and the Gilpin of $0.7 million or 13%, and the Gold Dust West (“Gold Dust”) of $0.2 million or 4%. We believe that the increase in the revenues at our properties is a result of several factors. Management has expanded capital investments in our slot product over the last year including the implementation of a Ticket-In Ticket-Out (“TITO”) system at the Gold Dust and The Lodge. The Gilpin’s poker room was opened in March 2005 resulting in increased casino revenues of approximately $0.3 million as compared to the prior year.  In addition, casino revenues at our two Colorado properties continued to be positively affected due to construction disruption at a competing casino.

Truck stop gaming revenues increased approximately $1.5 million or 24% for the three month period ended June 30, 2005 compared to the three month period ended June 30, 2004.  The increase is primarily attributable to the two new truck stop locations with casino operations during the three month period ended June 30, 2005.  The Breaux Bridge truck stop commenced casino operations in the third quarter of 2004.  The Eunice truck stop location commenced casino operations in the late first quarter of 2005.

Pari-mutuel revenues increased $0.5 million or 6% from $8.9 million to $9.4 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2005. The increase in revenues for the current three months is primarily attributable to

$0.7 million of revenue at the new satellite wagering facility opened in Vinton, Virginia in October 2004 and $0.3 million of revenue from the advanced deposit wagering system,  offset by a decrease of $0.5 million in wagering revenue at the remaining satellite wagering facilities.

Food and Beverage revenues increased $0.5 million or 11% from $4.4 million to $4.9 million for the three month period ended June 30, 2004 as compared to the three month period ended June 30, 2005. This increase is attributable to an increase of $0.1 million at Colonial and $0.2 million at the truck stop facilities and $0.2 million at The Lodge casino.  The increase at Colonial is attributable to the opening of the Vinton Virginia OTB in the fourth quarter of 2004.  The increase at the truck stops is attributable to the opening of the Eunice truck stop facility in the third quarter of 2004 as well as an overall change in the menu during the second quarter of 2005.

Convenience store fuel revenues increased $3.6 million or 70% from $5.1 million to $8.7 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2005, respectively. The increase was the result of the average selling price of fuel rising from $1.69 to $2.15 per gallon, and the opening of the Eunice, Louisiana facility in the third quarter 2004.

Convenience store other revenues increased $0.4 million or 36% from $0.9 million to $1.3 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2005.  The $0.2 million of the increase is attributable to the opening of the Eunice facility in the third quarter of 2004.  The remaining $0.2 million increase is due to slight increases at each of the remaining truck stop facilities.

Hotel revenues increased $0.2 million or 47% from $0.3 million for the three months ended June 30, 2004 to $0.5 million for the three months ended June 30, 2005.  The increase is attributable to an increase in complimentary room rates charged at The Lodge and Gold Dust West as well as an increase in use of rooms complimentary to our casino patrons at The Lodge.

Promotional allowances increased $0.9 million or 19% from $4.9 million for the three months ended June 30, 2004 to $5.8 million for the three months ended June 30, 2005. The increase is primarily associated to an increase in promotional allowances at The Lodge of $0.7 million and Louisiana of $0.2 million.  The increase at The Lodge is attributable to increased hotel complimentary sales of $0.2 million, food and beverage complimentary sales of $0.2 million, and marketing cash incentives of $0.3 million.  The increase at the Gold Dust is due to increased food and beverage complimentary sales.  The increase in Louisiana is attributable to $0.1 million in food and beverage complimentary at Breaux Bridge and Eunice and $0.1 million in additional promotional allowance from new customer reward programs beginning in mid 2004.

Casino expenses increased $1.0 million or 11% from $9.6 million to $10.6 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2005. This increase is a result of an increase at The Lodge of $0.6 million or 10%, the Gilpin of $0.3 million or 17% and at the Gold Dust of $0.1 million or 4%. The increase in The Lodge and Gilpin casino expenses is due to increased gaming taxes (due to increased gaming revenues), slot participation costs, general operating supplies and maintenance. The increase in Gold Dust’s casino expenses is primarily due to increased costs associated to the increase in food and beverage complimentary sales during the three month period ended June 30, 2005 as compared to same period of 2004.

Truck stop gaming expenses increased $0.7 million or 21% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. This increase is due to the opening of two new casino operations in Breaux Bridge and Eunice, Louisiana in the third quarter of 2004 and the first quarter of 2005 respectively.

Pari-mutuel costs and expenses increased $1.3 million or 18% from $7.1 million to $8.4 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2005 respectively. This increase is primarily attributable to the new satellite betting facility in Vinton which we opened in October 2004, an increase in purse expense due to additional live race days in 2005 compared to 2004 and new marketing program costs associated with the Grand Slam of Grass™ to increase long term revenue growth associated to Colonial Downs live racing.

Food and beverage costs and expenses increased $0.3 million or 13% for the three month period ended June 30, 2005 compared to the three month period ended June 30, 2004.  The increase is primarily attributable to costs associated with the increase in food and beverage sales for the same comparable period.

Convenience store fuel expenses increased $3.4 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The increase in fuel expense is the result of the average cost of fuel rising from $1.59 to $2.01 per gallon and the opening of the two new locations in Breaux Bridge, Louisiana and Eunice, Louisiana in February and July 2004, respectively.

Convenience store other costs and expenses increased $0.4 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. $0.2 million of the increase is due to the two new locations that opened in Breaux Bridge, Louisiana and Eunice, Louisiana in February and July 2004, respectively.  The remaining $0.2 million increase is due to slight increases at each of the remaining truck stop facilities.

Hotel expenses decreased $0.1 million as a result of an increase cost allocation to casino expenses associated with hotel complimentary sales.  As complimentary sales increase, costs associated with the complimentary sales are charged to casino expense.

Marketing, general and administrative expenses increased $1.7 million or 16% for the current three months ended June 30, 2005 compared to the three months ended June 30, 2004. This increase is primarily attributable to the The Lodge of $0.3 million, Gilpin of $0.2 million, the Gold Dust of $0.2 million, Colonial of $0.3 million and truck stop expenses of $0.1 million and corporate overhead expenses of $0.6 million. Our increased marketing costs at our operating units drove increased revenues for all segments.  The increase in corporate overhead was a result of corporate licensing activity in Nevada of approximately $0.2 million, additional travel related expenses of approximately $0.1 million, and costs and expenses incurred in the current period associated to the sponsorship and management of an Ohio poker festival for charity of $0.3 million.

Depreciation and amortization expense increased $0.1 million from $2.5 million to $2.6 million for the three month period ended June 30, 2004 compared to the three months ended June 30, 2005. The increase is attributable to the depreciation at the new Breaux Bridge and Eunice truck stop locations.

Interest expense increased $0.7 million for the three month period ended June 30, 2005 as compared to the same period of 2004.  The increase is attributable to the issuance of $23 million in additional senior secured notes in conjunction with the acquisition of three truck stop facilities as discussed in Note 7 to the unaudited condensed consolidated financial statements.

The following table summarizes the consolidated revenues and expenses of Jacobs Entertainment, Inc. for the six months ended June 30, 2005 and 2004:

	Six Months Ended
	June 30,		$	%
	2005	2004	Change	Variance
	(In Thousands)
REVENUES:
Gaming:
Casino	$56,640	$54,167	$2,473	5%
Truck stop	15,140	12,601	2,539	20%
Pari-mutuel	17,300	16,548	752	5%
Food and beverage	9,449	8,520	929	11%
Convenience store - Fuel	15,648	9,374	6,274	67%
Convenience store - Other	2,354	1,733	621	36%
Hotel	901	612	289	47%
Other	1,667	1,589	78	5%
Total revenues	119,099	105,144	13,955	13%
Promotional allowances	(11,234)	(9,957)	(1,277)	13%
Net revenues	107,865	95,187	12,678	13%
COSTS AND EXPENSES:
Gaming:
Casino	20,372	19,020	1,352	7%
Truck stop	7,793	6,569	1,224	19%
Pari-mutuel	15,502	13,175	2,327	18%
Food and beverage	5,440	4,548	892	20%
Convenience store - Fuel	14,705	8,749	5,956	68%
Convenience store - Other	2,922	2,065	857	42%
Hotel	188	382	(194)	-51%
Marketing, general and administrative	23,096	20,044	3,052	15%
Depreciation and amortization	5,168	4,966	202	4%
Interest expense, net	10,861	9,809	1,052	11%
Total costs and expenses	106,047	89,327	16,720	19%
NET INCOME	$1,818	$5,860	$(4,042)	-69%

Casino revenues increased $2.5 million or 5% from $54.2 million for the six months ended June 30, 2004 to $56.6 million for the six months ended June 30, 2005. The increase in casino revenue is a result of increased casino revenues at The Lodge of $1.4 million or 4% and the Gilpin of $1.1 million or 11%.  We believe the increase in the casino revenues at our properties is a result of several factors. Management has expanded capital investments in our slot product over the last year including the implementation of a Ticket-In Ticket-Out (“TITO”) system at the Gold Dust and The Lodge. Casino revenues at our two Colorado properties continued to be positively affected due to construction disruption at a competing casino.  The Gold Dust West casino revenues are comparable with the prior year as increases in the second quarter 2005 generally offset a first quarter casino revenue reduction attributable to severe snow storms.

Truck stop gaming revenues increased $2.5 million or 20% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 due primarily to the two new truck stop casino locations in Breaux Bridge and Eunice, Louisiana.  Breaux Bridge and Eunice casino operations commenced September 2004 and March 2005 respectively.

Pari-mutuel revenues increased $0.8 million or 5% from $16.5 million to $17.3 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2005. $1.3 million of the increase in revenues for the current six months is primarily attributable to the new satellite wagering facility we opened in Vinton, Virginia in October 2004, $0.5 million of revenues associated with advance deposit wagering which began operations in the third quarter of 2004, offset by a $1.0 million decrease in wagering at the remaining satellite wagering locations.

Food and Beverage revenues increased $0.9 million or 11% from $8.5 million to $9.4 million for the six month period ended June 30, 2004 as compared to the six month period ended June 30, 2005. This increase is attributable to an increase of $0.2 million at The Lodge, $0.4 million at Colonial and $0.4 million at the truck stop facilities.  The increase in Food and Beverage revenues were offset by a decrease of $0.1 million at the Gilpin. The increase at The Lodge is due to increased slot revenues and the implementation of a new dining promotion that provides for automatic complimentary redemption at the restaurant.  The increase at Colonial is attributable to the opening of the Vinton Virginia OTB in the fourth quarter of 2004.  The increase at the truck stops is attributable to the opening of the Breaux Bridge facility in the first quarter of 2004 and Eunice facility in the third quarter of 2004.  The decrease at the Gilpin is attributable to the elimination of a previous dining promotional program.

Convenience store fuel revenues increased $6.3 million or 67% from $9.4 million to $15.7 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2005, respectively. The increase was the result of the average selling price of fuel rising from $1.63 to $2.04 per gallon, and the opening of the two new locations in Breaux Bridge, Louisiana and Eunice, Louisiana in 2004.

Convenience store other revenues increased $0.6 million or 36% from $1.7 million to $2.3 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2005.  $0.3 million of the increase is primarily attributable to the opening of the Breaux Bridge and Eunice facilities in the first and third quarters of 2004, respectively.  The remaining $0.3 million increase is due to slight increases at each of the remaining truck stop facilities.

Hotel revenues increased $0.3 million or 47% from $0.6 million for the six months ended June 30, 2004 to $0.9 million for the six months ended June 30, 2005.  The increase is primarily attributable to an increase in average room rates charged at The Lodge and increased complimentary sales.

Promotional allowances increased $1.3 million or 13% from $9.9 million for the six months ended June 30, 2004 to $11.2 million for the six months ended June 30, 2005. The increase is primarily associated with an increase in promotional allowances at The Lodge of $0.8 million, Gold Dust of $0.1 million and Louisiana of $0.4 million.  The increase at The Lodge is attributable to increased hotel complimentary sales, an increase in food and beverage complimentary sales, and an increase in cash back incentives to players.  The increase at the Gold Dust is due to increased food and beverage complimentary sales.  The increase in Louisiana is attributable to $0.2 million in food and beverage complimentary at Breaux Bridge and Eunice and $0.2 million in additional promotional allowance from new customer reward programs beginning in mid 2004.

Casino expenses increased $1.4 million or 7% from $19.0 million to $20.4 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2005. This increase is a result of an increase at The Lodge of $0.7 million or 5%, the Gilpin of $0.6 million or 16% and at the Gold Dust of $0.1 million or 4%. The increase in The Lodge’s casino expense is due to increased gaming taxes (due to increased gaming revenues), slot participation costs, general operating supplies and maintenance.  The increase in the Gilpin’s casino expenses is due to increased gaming taxes (due to increased gaming revenues), slot participation costs, general operating supplies and maintenance. The increase in Gold Dust’s casino expenses is primarily due to increased costs associated with the increase in food and beverage complimentary sales during the six month period ended June 30, 2005 as compared to same period of 2004.

Truck stop gaming expenses increased $1.2 million or 19% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This increase of $1.2 million is due to the opening of the new casinos in Breaux Bridge and Eunice, Louisiana in the third quarter of 2004 and the first quarter of 2005, respectively.

Pari-mutuel costs and expenses increased $2.3 million or 18% from $13.2 million to $15.5 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2005 respectively. This increase is primarily attributable to the new satellite betting facility in Vinton which we opened in October 2004, an increase in purse expense associated to additional live race days, and additional marketing costs to promote live racing at Colonial Downs.

Food and beverage costs and expenses increased $0.9 million or 20% for the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004.  The increase is attributable to a $0.2 million increase at The Lodge, a $0.4 million increase at Colonial, and a $0.3 million increase at the truck stop facilities.  The increase at The Lodge is associated to the increased sales.  The increase at Colonial and the truck stop operations is due to increased sales on lower pricing margins.

Convenience store fuel expenses increased $6.0 million or 68% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase in fuel expense is the result of the average cost of fuel rising from $1.52 to $1.92 per gallon and the opening of the new locations in Breaux Bridge, Louisiana and Eunice, Louisiana in February and July 2004, respectively.

Convenience store other costs and expenses increased $0.9 million or 42% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase is due to the new locations that opened in Breaux Bridge, Louisiana and Eunice, Louisiana in February and July 2004, respectively.

Hotel expenses decreased $0.2 million as a result of an increase cost allocation to casino expenses associated with hotel complimentary sales.  As complimentary sales increase, costs associated with the complimentary sales are charged to casino expense.

Marketing, general and administrative expenses increased $3.0 million or 15% for the current six months ended June 30, 2005 compared to the six months ended June 30, 2004. This increase is primarily attributable to The Lodge of $0.3 million, the Gilpin of $0.4 million, the Gold Dust of $0.3 million, Colonial of $0.4 million and truck stop expenses of $0.2 million and corporate overhead expenses of $1.4 million.  Our increased marketing costs at our operating units drove increased revenues for all segments except for the Gold Dust which experienced the effect of significant snow storms in Reno, Nevada during the first quarter of 2005.  The increase in corporate overhead was a result of corporate licensing activity in Nevada of approximately $0.3 million, additional travel related expenses of approximately $0.3 million, and new costs and expenses incurred in the current period associated to the sponsorship and management of an Ohio poker festival for charity of $0.3 million, Sarbanes Oxley readiness work of approximately $0.3 million and additional personnel costs of approximately $0.2 million.

Depreciation and amortization expense increased $0.2 million from $5.0 million to $5.2 million for the six month period ended June 30, 2004 compared to the six month period ended June 30, 2005. The increase is attributable to the depreciation at the new Breaux Bridge and Eunice truck stop locations.

Interest expense increased $1.1 million for the six month period ended June 30, 2005 as compared to the same period of 2004.  The increase is attributable to the issuance of $23 million in additional senior secured notes in conjunction with the acquisition of three truck stop facilities as discussed in Note 7 to the unaudited condensed consolidated financial statements.

4. EBITDA segment information and discussion of operations

The following discusses our results of operations by segment, for the three and six month periods ended June 30, 2005 compared to the three and six month periods ended June 30, 2004.

The information presented is by each segment in which we have operations and also presents our EBITDA (earnings before interest, taxes, depreciation and amortization) for each segment. We believe that the presentation of a non-GAAP financial measure such as EBITDA is useful because it allows investors and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our properties using EBITDA measures as do most analysts following the gaming industry. EBITDA is an element of certain key financial covenants in our debt agreements and as such is a critical component that we closely watch in order to determine our ability to achieve future growth and to ensure we are in compliance with our indenture agreement. We are presenting EBITDA in the tables below as supplemental information and to provide further discussion and analysis of our operating results. EBITDA can be reconciled directly to our consolidated net income by adding the amounts shown for depreciation, amortization, and interest to net income. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. The components of operations presented below differ from the analysis provided above for actual results as many items are reclassified or grouped in order to show our operations by the segments we measure. The following presentations reflect 100% of the operations for all entities for the respective three-month periods, therefore, management believes this represents another way of presenting our operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)
NET REVENUES
Colorado	$22,448	$20,796	$43,716	$41,292
Nevada	5,609	5,508	10,612	10,909
Louisiana	18,086	12,697	34,150	24,727
Virginia	10,660	9,987	19,387	18,259
Total net revenues	$56,803	$48,988	$107,865	$95,187
COSTS AND EXPENSES
Colorado	$15,944	$14,429	$30,703	$28,566
Nevada	3,693	3,570	7,303	7,064
Louisiana	15,098	10,382	28,224	19,677
Virginia	10,995	9,226	19,778	16,594
Net corporate overhead	2,107	1,536	4,010	2,651
Total costs and expenses	$47,837	$39,143	$90,018	$74,552
EBITDA
Colorado	$6,504	$6,367	$13,013	$12,726
Nevada	1,916	1,938	3,309	3,845
Louisiana	2,988	2,315	5,926	5,050
Virginia	(335)	761	(391)	1,665
Net corporate overhead	(2,107)	(1,536)	(4,010)	(2,651)
Total EBITDA	$8,966	$9,845	$17,847	$20,635

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure to our net income, a GAAP financial measure.

Three months ended June 30, 2005	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Colorado	$6,504	$1,210	$11	$2,713	$2,592
Nevada	1,916	418	3	785	716
Louisiana	2,988	568	4	694	1,730
Virginia	(335)	380	13	73	(775)
Corporate overhead	(2,107)	48	1	1,389	(3,543)
TOTAL	$8,966	$2,624	$32	$5,654	$720

Three months ended June 30, 2004	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Colorado	$6,367	$1,294	$1	$2,699	$2,375
Nevada	1,938	358		785	795
Louisiana	2,315	463	1	554	1,299
Virginia	761	357	7	40	371
Corporate overhead	(1,536)	45		854	(2,435)
TOTAL	$9,845	$2,517	$9	$4,932	$2,405

Six months ended June 30, 2005	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Colorado	$13,013	$2,375	$24	$5,414	$5,248
Nevada	3,309	821	4	1,569	923
Louisiana	5,926	1,121	6	1,391	3,420
Virginia	(391)	760	19	128	(1,260)
Corporate overhead	(4,010)	91	3	2,415	(6,513)
TOTAL	$17,847	$5,168	$56	$10,917	$1,818

Six months ended June 30, 2004	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Colorado	$12,726	$2,546	$2	$5,413	$4,769
Nevada	3,845	709		1,570	1,566
Louisiana	5,050	908	2	1,051	3,093
Virginia	1,665	714	11	82	880
Corporate overhead	(2,651)	89		1,708	(4,448)
TOTAL	$20,635	$4,966	$15	$9,824	$5,860

Colorado

We own 100% of Black Hawk Gaming (“BHWK”) and BHWK owns the Gilpin Hotel Casino and The Lodge, which are located in Black Hawk, Colorado, and the Gold Dust West, Inc. (“Gold Dust”), which is located in Reno, Nevada. The following discussion pertains to the results of operations of The Lodge and Gilpin properties.

A summary of the net revenue, costs and expenses and EBITDA of our Colorado properties is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)
Net revenues
Lodge	$17,086	$16,108	$33,483	$32,161
Gilpin	5,362	4,688	10,233	9,131

Total net revenues	22,448	20,796	43,716	41,292

Costs and expenses
Lodge	11,727	10,779	22,613	21,469
Gilpin	4,217	3,650	8,090	7,097

Total costs and expense	15,944	14,429	30,703	28,566

EBITDA
Lodge	5,359	5,329	10,870	10,692
Gilpin	1,145	1,038	2,143	2,034

EBITDA	$6,504	$6,367	$13,013	$12,726

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure to our net income, a GAAP financial measure.

		Depreciation and	Interest	Interest	Net
Three months ended June 30, 2005	EBITDA	Amortization	Income	Expense	Income
Lodge	$5,359	$831	$8	$2,086	$2,450
Gilpin	1,145	379	3	627	142
TOTAL	$6,504	$1,210	$11	$2,713	$2,592

Three months ended June 30, 2004	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Lodge	$5,329	$920	$	$2,097	$2,312
Gilpin	1,038	374	1	602	63
TOTAL	$6,367	$1,294	$1	$2,699	$2,375

Six months ended June 30, 2005	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Lodge	$10,870	$1,639	$18	$4,171	$5,078
Gilpin	2,143	736	6	1,243	170
TOTAL	$13,013	$2,375	$24	$5,414	$5,248

Six months ended June 30, 2004	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Lodge	$10,692	$1,810	$1	$4,192	$4,691
Gilpin	2,034	736	1	1,221	78
TOTAL	$12,726	$2,546	$2	$5,413	$4,769

Results of operations for the three months ended June 30, 2005 compared to the three months ended June 30, 2004

Net Revenues. The $1.7 million increase in net revenues of our Colorado operations for the three months ended June 30, 2005 compared to the same period of 2004 is attributable to an increase in net revenue at the Gilpin of $0.7 million and $1.0 million at The Lodge. We believe that the increase in the revenues at our Colorado properties is a result of several factors. Management has continued to invest and improve our slot product in Colorado over the past year to provide the latest games available in the market. In addition, casino revenues at our two Colorado properties have continued to be positively impacted due to construction disruption at a competing casino.  We expect some of our previous and existing market share to be lost to increased competition as the construction on competing properties is completed.

Costs and Expenses. Total costs and expenses associated with our Colorado operations increased $1.5 million for the three months ended June 30, 2005 compared to the same period of 2004. The increase was a result of increased costs and expenses at The Lodge of $0.9 million and at the Gilpin of $0.6 million. The increase in costs and expenses attributable to The Lodge was a result of increased gaming taxes, food and beverage cost of sales, slot participation, and marketing related expenses. The increase of $0.6 million in costs and expenses attributable to the Gilpin was a result of increased gaming taxes, food and beverage cost of sales, slot participation, and marketing related expenses.  We would expect that as competing casinos in our market complete their expansion construction, it is likely that additional costs will be incurred for personnel and marketing as we attempt to maintain our market shares.

Nevada

As previously discussed, our Nevada operations consist of the Gold Dust, located in Reno, Nevada. The Gold Dust was acquired by BHWK on January 5, 2001. The net revenues of the Gold Dust increased by $0.1 million for the three-month period ended June 30, 2005 as compared to the same period of 2004.  The increase is primarily attributable to continued re-investment in our slot product as well as our conversion to TITO.

Our costs and expenses increased $0.1 million for three month period ended June 30, 2005 as compared to the same period of 2004. The increase in expense is primarily attributable to additional repair and maintenance projects completed on the interior of the casino.

Louisiana

The Louisiana truck plaza video gaming properties consist of nine truck plaza gaming facilities located in Louisiana and a share in the gaming revenues of an additional truck plaza.

Each truck plaza features a convenience store, fueling operations, a restaurant and 50 video gaming devices (except for Lucky Magnolia Truck Stop and Casino and Jalou Eunice both which have 40 video gaming devices).

The Louisiana truck plazas’ revenues are comprised of (i) revenue from video poker gaming machines; (ii) sales of gasoline and diesel fuel; (iii) sales of groceries, trucker supplies and sundry items through their convenience stores; (iv) sales of food and beverages in their restaurants and bars; and (v) miscellaneous commissions on ATMs, pay phones and lottery sales.

All video poker activity is reported instantaneously via a computer phone line directly to the Louisiana State Police. The Louisiana truck plazas’ revenues are heavily dependent on meeting the minimum gallons of fuel sales requirements necessary to operate   `video poker gaming machines in Louisiana. These requirements must be complied with on a quarterly basis. In the event of noncompliance, the Louisiana State Police must turn off a portion of the video poker machines. Management of the Louisiana truck plazas believe that they will continue to meet the fuel sales requirements necessary to operate video poker gaming machines in Louisiana at current levels.

Net revenues. The Louisiana truck plazas generated net revenues of $18.1 million for the three months ended June 30, 2005 compared to $12.7 million for the three months ended June 30, 2004. This $5.4 million increase is the result of two new locations in Breaux Bridge, Louisiana and Eunice, Louisiana as well as an increase in the average sale price of fuel per gallon from $1.69 to $2.15.

Costs and Expenses. The Louisiana truck plazas’ costs and expenses were $15.1 million and $10.4 million for the three months ended June 30, 2005 and 2004 respectively. The increase in expense is due the opening of three new locations in Breaux Bridge, Louisiana and Eunice, Louisiana and Jefferson Parish, Louisiana and an increase in the average cost of fuel per gallon from $1.59 to $2.01.

Virginia

Colonial Holding’s revenues are comprised of (i) pari-mutuel commissions from wagering on races broadcast from out-of-state racetracks to Colonial’s satellite wagering facilities and the track using import simulcasting; (ii) wagering at the track and Colonial’s satellite wagering facilities on its live races; (iii) admission fees, program and racing form sales, and certain other ancillary activities; and (iv) net income from food and beverage sales and concessions.

Colonial’s revenues are heavily dependent on the operations of its satellite wagering facilities. Revenues from the satellite wagering facilities help support live racing at the track. The amount of revenue Colonial earns from each wager depends on where the race is run. Revenues from import simulcasting of out-of-state races and from wagering at the track and at the satellite wagering facilities on races run at the track consist of the total amount wagered at Colonial’s facilities, less the amount paid as winning wagers. The percentage of each dollar wagered on horse races that must be returned to the public as winning wagers (typically about 79%) is legislated by the state in which a race takes place. Revenues from export simulcasting consist of amounts payable to Colonial by the out-of-state racetracks and their simulcast facilities with respect to wagering on races run at the track.

Total Revenues. Colonial generated net revenues for the three months ended June 30, 2005 of $10.7 million compared to $10.0 million for the same period of 2004. The increase of total revenues of $0.7 million or 7%, is due primarily to $0.7 million revenues generated from the new satellite wagering facility in Vinton, Virginia that we opened in October 2004, $0.3 million in revenues associated with advance deposit wagering which began operations in the third quarter of 2004, offset by a decrease of $0.3 million in wagering revenues at the remaining satellite wagering facilities.

Costs and expenses. Colonial’s direct operating costs and expenses were $11.0 million for the three months ended June 30, 2005 compared to $9.2 million for the same period of 2004. This increase is primarily attributable to the opening of the new satellite wagering facility in Vinton, Virginia which we opened in October 2004, an increase in purse expense related to additional live race days, and additional marketing expenditures driven to increase long term revenue growth associated to Colonial Downs live racing.

Corporate Overhead

Costs and expenses. Corporate overhead costs and expenses increased $0.6 million from $1.5 million in the three month period ended June 30, 2004 to $2.1 million in the comparable period of 2005.  The increase in corporate overhead was a result of corporate licensing activity in Nevada of approximately $0.2 million, additional travel related expenses of approximately $0.1 million, and new costs and expenses incurred in the current period associated to the sponsorship and management of an Ohio poker festival for charity of $0.3 million.

Results of operations for the six months ended June 30, 2005 compared to the six months ended June 30, 2004

Colorado

Net Revenues. The $2.4 million increase in net revenues of our Colorado operations for the six months ended June 30, 2005 compared to the same period of 2004 is attributable to an increase in net revenue at the Gilpin of $1.1 million and $1.3 million at The Lodge. We believe that the increase in the revenues at our Colorado properties is a result of several factors. Management has continued to invest in our slot product in Colorado over the past year to provide the latest games available in the market. In addition, casino revenues at our two Colorado properties have continued to be positively impacted due to construction disruption at two major competing casino properties.  We would expect some of our previous and existing market share to be lost to increased competition as the construction on these properties is completed.

Costs and Expenses. Total costs and expenses associated with our Colorado operations increased $2.1 million for the six months ended June 30, 2005 compared to the same period of 2004. The increase was a result of increased costs and expenses at The Lodge of $1.1 million and at the Gilpin of $1.0 million. The increase in costs and expenses attributable to The Lodge was a result of increased gaming taxes, food and beverage cost of sales, slot participation, and marketing related expenses. The increase of $1.0 million in costs and expenses attributable to the Gilpin was a result of increased gaming taxes, food and beverage cost of sales, slot participation, and marketing related expenses.  We expect that as competing casinos in our market complete expansion construction, it is likely that additional costs will be incurred for personnel and marketing as we attempt to keep our market shares.

Nevada

The net revenues of the Gold Dust decreased by $0.3 million for the six-month period ended June 30, 2005 as compared to the same period of 2004.  The decrease is primarily attributable to severe winter snow storms during the first half of the year.

Our costs and expenses increased $0.2 million for six month period ended June 30, 2005 as compared to the same period of 2004. The increase in expense is primarily attributable to additional repair and maintenance projects completed on the interior of the casino.  As a result, our EBITDA at the Gold Dust for the six months ended June 30, 2005 and 2004 was $3.3 million and $3.8 million respectively.

Louisiana

Net revenues. The Louisiana truck plazas generated net revenues of $34.1 million for the six months ended June 30, 2005 compared to $24.7 million for the six months ended June 30, 2004. This $9.4 million increase is the result of two new locations in Breaux Bridge, Louisiana and Eunice, Louisiana and an increase in the average sale price of fuel per gallon from $1.63 to $2.04.

Costs and Expenses. The Louisiana truck plazas’ costs and expenses were $28.2 million and $19.7 million for the six months ended June 30, 2005 and 2004 respectively. The $8.5 million increase in expense is due the opening of two new locations in Breaux Bridge, Louisiana and Eunice, Louisiana and an increase in the average cost of fuel per gallon from $1.52 to $1.92.

Virginia

Total Revenues. Colonial generated net revenues for the six months ended June 30, 2005 of $19.4 million compared to $18.3 million for the same period of 2004. The increase of total revenues of $1.1 million or 6%, is due primarily to $1.3 million of revenues generated from the new satellite wagering facility in Vinton, Virginia that we opened in October 2004, $0.5 million of revenues associated with advance deposit wagering which began operating in the third quarter of 2004, offset by a $1.0 million decrease in wagering at the remaining satellite wagering facilities.

Costs and expenses. Colonial’s direct operating costs and expenses were $19.8 million for the six months ended June 30, 2005 compared to $16.6 million for the same period of 2004. This $3.2 million increase is primarily attributable to the opening of the new satellite betting facility in Vinton, Virginia which we opened in October 2004, an increase in purse expense due to additional live race days, and additional marketing expenditures and track improvements costs driven to increase long term revenue growth associated to Colonial Downs live racing

Corporate Overhead

Costs and expenses. Corporate overhead costs and expenses increased $1.4 million from $2.6 million in the six month period ended June 30, 2004 to $4.0 million in the comparable period of 2005.  The increase in corporate overhead was a result of corporate licensing activity in Nevada of approximately $0.3 million, additional travel related expenses of approximately $0.3 million, and new costs and expenses incurred in the current period associated to the sponsorship and management of an Ohio poker festival for charity of $0.3 million, Sarbanes Oxley readiness work of approximately $0.3 million and additional labor costs of approximately $0.2 million.

5. Liquidity and capital resources

As of June 30, 2005, we had cash and cash equivalents of $19.5 million compared to $21.5 million in cash and cash equivalents as of December 31, 2004. The $2.0 million decrease is the result of $11.1 million cash provided by operating activities, $15.7 million cash used in investing activities, and $2.6 million provided by financing activities.

We have a $10 million senior credit facility of which $10 million was available as of June 30, 2005 and December 31, 2004. The trustee under the indenture of the senior secured notes executed an intercreditor agreement with the lender under the senior credit facility, which, among other things, subordinated some of the liens securing the senior secured notes and the guarantees to the indebtedness under the senior credit facility. The senior credit facility carries an interest rate of 1.75% above the prime rate and expires in July 2007.

On March 2, 2005 we sold $23,000 of new debt commonly referred to as a “tack-on” of our existing notes. The new notes are subject to the same terms and conditions of our existing senior secured notes which carry a coupon of 11 7/8%, are due 2009, and like our existing notes the interest is payable on each February 1 and August 1. We issued the tack-on notes at a 10% premium of their principal amount which yielded total proceeds, before offering costs, of approximately $25,300.  We paid $3,275 in costs to obtain this financing and used $22,500 of the proceeds to acquire three additional video poker truck-plaza operations.  See Note 7 of the unaudited condensed consolidated financial statements.

As of June 30, 2005 our total debt approximates $173 million. Our future liquidity, which includes our ability to make semi-annual interest payments on February 1 and August 1 of each year, depends upon our future operational success.

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

The following table provides disclosure concerning JEI’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of June 30, 2005.

(In Thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$254,036	$20,676	$41,088	$190,783	$1,489
Operating leases (2)	14,821	1,145	2,158	1,481	10,037
Other long-term obligations (3)	2,884	926	1,327	631
Total contractual cash obligations	$271,741	$22,747	$44,573	$192,895	$11,526

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

(3)                   Other long-term obligations include our obligation to pay truck stop operations one dollar per video poker machine per day, plus $1 per machine annually in licensing to an unaffiliated party to maintain its video poker machines in its truck stop premises. Other long-term obligations also include amounts payable under employment contracts described in our Form 10-K Report.

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

•                       Colonial is party to a Management and Consulting Agreement, with Maryland-Virginia Racing Circuit, Inc. (the "Circuit"), an affiliate of the Maryland Jockey Club that owns and operates thoroughbred horse racetracks in Maryland, pursuant to which the Circuit provides certain management services at the racetrack and satellite wagering facilities and coordinates a Virginia-Maryland thoroughbred racing circuit. Under the agreement, Colonial pays a management fee of 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in Virginia, excluding certain amounts specified in the agreement ("Handle"), 2.0% of all Handle of $75 million to $125 million per calendar year, 1.5% of all Handle in excess of $125 million, and 3.25% of any Handle for satellite wagering facilities located in the counties of Loudoun, Fairfax, Prince William, and Arlington and the Virginia cities of Manassas, Manassas Park, Fairfax City, Falls Church, and Alexandria. (Colonial currently does not have satellite wagering facilities located in such localities). The term of the agreement expires in 2036.

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

Item 3.            Quantitative and Qualitative Disclosure about Market Risk.

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. On February 8, 2002 we issued $125.0 million in 11 7/8 % senior secured notes due in 2009. Further, on March 2, 2005 we issued $23.0 million in notes identical in terms and conditions as our February 8, 2002 issuance. The proceeds of these two note issuances were used to finance our acquisitions and for working capital purposes. Substantially all of our debt bears interest at a fixed rate, except our $10.0 million senior credit facility (of which nothing is outstanding as of June 30, 2005), which bears interest at 1.75% above the prime rate published by Wells Fargo Bank, N.A.

If market interest rates increase, our cash requirements for interest on the senior credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior credit facility balance would also decrease.

There would be no change in our cash requirements for interest should market rates increase or decrease by 10% compared to interest rate levels at June 30, 2005.

We currently do not invest in derivative financial instruments, interest rate swaps or other similar investments to alter interest rate exposure

Item 4.    Controls and Procedures.

As of June 30, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports was recorded, processed, summarized and reported within the applicable time periods.  Since the Evaluation Date, there have been no significant changes to our internal controls or, to our knowledge, in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

On May 25, 2001, a lawsuit was filed in the United States District Court for the District of Colorado (Case No. 01-D-0964) by Central City, several casino operators located in Central City and others against the City of Black Hawk, the Black Hawk Gaming Association (formerly the Black Hawk Casino Owners Association) and several casino operators located in the City of Black Hawk, including Black Hawk Gaming. The suit alleged that the defendants caused economic harm to the plaintiffs by engaging in a conspiracy and scheme to harm competition, restrain trade and monopolize the gaming industry in the Gilpin County, Colorado market in violation of federal and state constitutional, statutory and common law. Also, the complaint alleged that starting in 1996, the City of Black Hawk began interfering with Central City's plans to construct a road directly from Interstate 70 to Central City. The plaintiffs sought compensatory, treble and exemplary damages. On March 26, 2003, the district court entered an order dismissing with prejudice the plaintiffs' seventh, eighth, eleventh, twelfth and thirteenth claims for relief (i.e., the state common law claims and the claims under RICO and its Colorado statutory counterpart (COCCA)). On March 31, 2004, the district court dismissed with prejudice the federal antitrust claims. The court declined to retain supplemental jurisdiction over the state antitrust claims, and dismissed them without prejudice. On April 30, 2004, the plaintiffs filed a notice of appeal in the district court, appealing the dismissals of their claims to the United States Court of Appeals for the Tenth Circuit. On April 19, 2005, the appellate court upheld the decision of the district court dismissing the plaintiffs' action. Therefore, the plaintiffs' only remaining options are to petition the Tenth Circuit for rehearing and/or to petition the United States Supreme Court for review. We continue to firmly believe that the suit will not result in any material liability.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

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

Jacobs Entertainment, Inc.

Registrant

Date: August 11, 2005	By:	/s/ Jeffrey P. Jacobs
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