Form 10-Q
period 2005-09-30
JACOBS ENTERTAINMENT INC
filed 2005-11-15
CIK 1173284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-88242

JACOBS ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1959351
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17301 West Colfax Ave., Suite 250,
Golden, Colorado	80401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (303) 215-5200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 14, 2005
Class A Common Stock, $.01 par value	1,320 shares
Class B Common Stock, $.01 par value	180 shares

Jacobs Entertainment, Inc.

Index

September 30, 2005

PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements:
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2004 and the nine months ended September 30, 2005
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004
Notes to Unaudited Condensed Consolidated Financial Statements
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
SIGNATURES
EXHIBIT INDEX

Part I. Financial Information

Item 1.     Unaudited Condensed Consolidated Financial Statements

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2005 and December 31, 2004

(Dollars In Thousands)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,373	$21,497
Restricted cash	2,629	1,670
Accounts receivable, net	4,320	1,634
Inventories	1,708	1,413
Prepaid expenses and other current assets	3,060	2,070
Total current assets	29,090	28,284
PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	52,738	52,299
Building and improvements	131,030	122,995
Equipment, furniture and fixtures	43,108	37,516
Leasehold improvements	2,351	2,344
Construction in progress	2,826	1,948
	232,053	217,102
Less accumulated depreciation and amortization	(40,928)	(34,399)
PROPERTY, PLANT AND EQUIPMENT – NET	191,125	182,703

OTHER ASSETS:
Goodwill	26,773	26,773
Identifiable intangible assets, net	7,768	7,790
Debt issue costs, net	7,257	5,426
Other assets	1,632	1,290
TOTAL	$263,645	$252,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$16,800	$12,721
Gaming taxes payable	3,237	2,841
Interest payable	3,741	6,942
Due to affiliate		1,819
Current portion of long-term debt and capital lease obligations	3,566	1,006
Total current liabilities	27,344	25,329

Long-term debt and capital lease obligations	159,780	132,421
Long-term debt - related parties	19,489	19,489
Total long-term debt	179,269	151,910

OTHER	390	423
Total liabilities	207,003	177,662
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value – 1,500 shares authorized; 1,500 shares issued and outstanding as of December 31, 2004
Class A Common stock $.01 par value; 1,800 shares authorized, 1,320 issued and outstanding as of September 30, 2005
Class B Common stock $.01 par value; 200 shares authorized, 180 issued and outstanding as of September 30, 2005
Additional paid-in capital	42,894	31,312
Retained earnings	13,748	43,292
Total stockholders’ equity	56,642	74,604
TOTAL	$263,645	$252,266

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2005 and 2004

(Dollars In Thousands)

	Three Months Ended September 30,
	2005	2004
REVENUES:
Gaming:
Casino	$30,445	$27,726
Truck stop	8,194	5,897
Pari-mutuel	9,862	8,484
Food and beverage	5,379	5,068
Convenience store – fuel	9,845	5,699
Convenience store – other	1,428	1,035
Hotel	564	387
Other	1,109	980
Total revenues	66,826	55,276
Promotional allowances	(6,193)	(5,375)
Net revenues	60,633	49,901

COSTS AND EXPENSES:
Gaming:
Casino	10,933	9,746
Truck stop	4,237	3,314
Pari-mutuel	8,452	6,914
Food and beverage	3,065	2,812
Convenience store – fuel	9,296	5,280
Convenience store – other	1,842	1,271
Hotel	90	148
Marketing, general and administrative	12,458	11,484
Abandoned project costs		2,634
Termination of contract (Note 8)	10,367
Depreciation and amortization	2,702	2,426
Total costs and expenses	63,442	46,029
OPERATING (LOSS) INCOME	(2,809)	3,872
Interest income	32	24
Interest expense	(5,662)	(4,964)
NET LOSS BEFORE INCOME TAX EXPENSE	(8,439)	(1,068)
Income tax expense (Note 9)	(423)
NET LOSS	$(8,862)	$(1,068)

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2005 and 2004

(Dollars In Thousands)

	Nine Months Ended September 30,
	2005	2004
REVENUES:
Gaming:
Casino	$87,085	$81,893
Truck stop	23,334	18,498
Pari-mutuel	27,162	25,032
Food and beverage	14,828	13,588
Convenience store – fuel	25,493	15,073
Convenience store – other	3,782	2,768
Hotel	1,465	999
Other	2,776	2,569
Total revenues	185,925	160,420
Promotional allowances	(17,427)	(15,332)
Net revenues	168,498	145,088

COSTS AND EXPENSES:
Gaming:
Casino	31,305	28,766
Truck stop	12,030	9,577
Pari-mutuel	23,954	20,089
Food and beverage	8,505	7,527
Convenience store – fuel	24,001	14,029
Convenience store – other	4,764	3,475
Hotel	278	530
Marketing, general and administrative	35,554	31,528
Abandoned project costs		2,634
Termination of contract (Note 8)	10,367
Depreciation and amortization	7,870	7,392
Total costs and expenses	158,628	125,547
OPERATING INCOME	9,870	19,541
Interest income	88	39
Interest expense	(16,579)	(14,788)
NET (LOSS) INCOME BEFORE INCOME TAX EXPENSE	(6,621)	4,792
Income tax expense (Note 9)	(423)
NET (LOSS) INCOME	$(7,044)	$4,792

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2004 and for the Nine Months Ended September 30, 2005

(Dollars In Thousands)

	Common Stock			Amount *	Additional Paid-in Capital	Retained Earnings	Total
	Shares	Class A Shares	Class B Shares
BALANCES, JANUARY 1, 2004	1,500			$	$29,609	$39,401	$69,010
Capital contribution					1,703		1,703
Net income						3,891	3,891
BALANCES, DECEMBER 31, 2004	1,500			$	$31,312	$43,292	$74,604
Capital contribution					11,582		11,582
Distribution						(22,500)	(22,500)
Common stock exchange (see Note 11)	(1,500)	1,320	180
Net loss						(7,044)	(7,044)
BALANCES, SEPTEMBER 30, 2005		1,320	180	$	$42,894	$13,748	$56,642

*                 The par value amount of Jacobs Entertainment, Inc. common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 above due to rounding.

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2005 and 2004

(Dollars In Thousands)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net (loss) income	$(7,044)	$4,792
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Termination of contract	3,000
Depreciation and amortization	7,870	7,392
Loss on sale of assets	69	26
Deferred financing cost amortization	1,516	1,021
Bond issue discount amortization	530	532
Bond issue premium amortization	(343)
Loan discount amortization		23
Abandoned project costs		2,634
Changes in operating assets and liabilities:
Accounts receivable, net	(2,686)	(646)
Inventories	(295)	(188)
Prepaid expenses and other assets	(1,332)	(840)
Accounts payable and accrued expenses	3,981	(108)
Gaming taxes payable	396	207
Interest payable	(3,201)	(2,909)
Due to affiliate	(1,819)	(279)
Net cash provided by operating activities	642	11,657
INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(15,070)	(12,058)
Proceeds from sale of equipment	114	155
Purchase of device rights	(568)	(713)
Capitalized project costs		(1,259)
Additions to restricted cash	(959)	(149)
Net cash used in investing activities	(16,483)	(14,024)
FINANCING ACTIVITIES
Net proceeds from bond issuance	25,300
Payments to obtain financing	(3,347)
Proceeds from long term debt	1,230	4,995
Proceeds from revolving line of credit	13,198	4,222
Capital contributions from stockholders	5,252	1,044
Payments on long term debt	(519)	(2,243)
Payments on revolving line of credit	(6,897)	(4,222)
Distributions to stockholders	(22,500)
Net cash provided by financing activities	11,717	3,796
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,124)	1,429
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	21,497	16,238
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,373	$17,667
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized of $57 and $44 for the nine month periods ended September 30, 2005 and 2004, respectively	$18,764	$17,145
Non-cash investing and financing activities:
Capital contribution exchanged for retirement of note paid by affiliate	$6,330	$
Acquisition of property for payables incurred	$1,292	$405
Acquisition of property under capital lease agreements	$750	$982
Notes payable incurred on termination of contract	$3,000	$

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

1.                       BUSINESS AND ORGANIZATION

Jacobs Entertainment, Inc. (“JEI”, the “Company”, “us”, “our”, or “we”) was formed on April 17, 2001, as a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended, to become a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Nevada, Louisiana, and Virginia. The Company’s sole stockholders, who each own beneficially 50% of each class of JEI’s common stock, are Jeffrey P. Jacobs and Richard E. Jacobs and certain of their family trusts (collectively, “Jacobs”). As of September 30, 2005, we own and operate three casinos through Black Hawk Gaming & Development Company, Inc. (“BHWK”), a wholly owned subsidiary. Our casinos include The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Hotel Casino (“Gilpin”), both in Colorado, and the Gold Dust West Casino (“Gold Dust”) in Nevada. JEI also owns and operates nine truck plaza video gaming facilities in Louisiana through two wholly owned subsidiaries--Jalou LLC and Jalou II which are collectively referred to as “Jalou”, “Truck stops” or “Truck Plazas”. We also receive a percentage of gaming revenue from an additional truck plaza video gaming facility. Finally, JEI owns and operates a horse racing track with seven satellite wagering facilities in Virginia through a wholly owned subsidiary, Colonial Holdings, Inc. (“Colonial”).

On February 25, 2005, we filed an application for gaming licenses to open a Jefferson Parish, Louisiana truck plaza location.  The license was approved on August 16, 2005, and the location opened on September 22, 2005.

On March 2, 2005, we acquired three truck plaza video gaming facilities in Louisiana previously owned by Jacobs.  The purchase of the three truck plaza video gaming facilities was accounted for as a combination of entities under common control, which is similar to the pooling of interests method of accounting for business combinations.  Accordingly, the accompanying condensed consolidated financial statements have been retroactively adjusted to include the operations of the acquired truck plazas from January 1, 2004 through September 30, 2005.  See Note 7 below.

On March 16, 2005, we received a license to own and operate a seventh satellite wagering facility in Martinsville, Virginia.  This facility was opened on August 15, 2005.  On April 27, 2005, we received a license to own and operate an eighth satellite wagering facility and second location in Chesapeake, Virginia.  We opened this facility on October 12, 2005.  On May 25, 2005, we received a license to own and operate a ninth satellite wagering facility in Scott County, Virginia.  We anticipate opening this facility in the fourth quarter of 2005.

2.                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Financial Statements – In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair presentation of the financial position of the Company as of September 30, 2005 and December 31, 2004 and the results of its operations and cash flows for the three and nine month periods ended September 30, 2005 and 2004. All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto in our Form 10-K report for the year ended December 31, 2004 filed with the U.S. Securities Exchange Commission. Our significant accounting policies are discussed in detail in Note 2 to the financial statements contained in our Form 10-K report.  The results of interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

Reclassifications – In the accompanying Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005, we changed the classification of changes in restricted cash balances to present such activity as an investing activity.  We previously presented such changes as an operating activity.  In the Unaudited Condensed Consolidated Statements of Cash Flows for the nine month period ended September 30, 2004, we have reclassified changes in restricted cash balances to be consistent with our 2005 presentation which resulted in a $0.15 million decrease to investing cash flows and a corresponding increase to operating cash flows from the amounts previously reported.  Certain other amounts have been reclassified within the 2004 financial statements to conform to the presentation used in 2005.

3.                       IDENTIFIABLE INTANGIBLE ASSETS

	As of September 30, 2005			As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizable intangible assets:
Revenue rights	$6,000	$450	$5,550	$6,000	$360	$5,640
Device use rights	4,008	1,790	2,218	3,518	1,368	2,150

Total	$10,008	$2,240	$7,768	$9,518	$1,728	$7,790

	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004
Aggregate amortization expense	$184	$152	$560	$442

Estimated amortization expense:
2005	$922
2006	573
2007	443
2008	438
2009	301
Thereafter	5,091
Total	$7,768

4.                       SEGMENTS

At September 30, 2005 and 2004, the Company had four segments representing the geographic regions of its operations. Each segment is managed separately because of the unique characteristics of its revenue stream and customer base.

The Colorado segment consists of The Lodge and Gilpin operations and the Nevada segment consists of the Gold Dust operations. The Virginia segment consists of Colonial’s pari-mutuel operations; including its off-track betting facilities, and the Louisiana operations consist of Jalou’s truck plaza/video poker facilities. The corporate operations represent all other income and expenses. The following segment information is presented after elimination of inter-segment transactions.

As of and for the Three Months Ended September 30, 2005

(Dollars In Thousands)

	Colorado	Nevada	Virginia	Louisiana	Total
Revenues
Gaming
Casino	$24,662	$5,783			$30,445
Truck stop				$8,194	8,194
Pari-mutuel			$9,862		9,862
Food and beverage	2,734	844	938	863	5,379
Convenience store - fuel				9,845	9,845
Convenience store - other				1,428	1,428
Hotel	459	105			564
Other	78	36	913	82	1,109
Total revenues	27,933	6,768	11,713	20,412	66,826
Promotional allowance	(4,685)	(1,002)		(506)	(6,193)
Net revenues	$23,248	$5,766	$11,713	$19,906	$60,633
Depreciation and amortization	$1,253	$431	$380	$577	2,641
Corporate adjustments and eliminations					61
Consolidated depreciation and amortization					$2,702
Interest Income	$10	$2	$11	$6	29
Corporate adjustments and eliminations					3
Consolidated interest income					$32
Interest expense	$2,733	$786	$71	$703	4,293
Corporate adjustments and eliminations					1,369
Consolidated interest expense					$5,662
Income tax expense	$	$	$	$	$423
Net income (loss)	$2,901	$775	$(10,963)	$1,881	(5,406)
Corporate adjustments and eliminations					(3,456)
Consolidated net loss					$(8,862)
EBITDA (1)	$6,877	$1,990	$(10,523)	$3,155	1,499
Corporate adjustments and eliminations					(1,606)
Consolidated EBITDA					$(107)
Goodwill	$6,711	$8,836	$	$11,226	$26,773
Identifiable intangible assets	$	$	$	$7,768	$7,768
Property, plant and equipment, net	$88,902	$11,275	$66,115	$24,154	190,446
Corporate adjustments and eliminations					679
Consolidated property, plant and equipment, net					$191,125
Total assets	$108,730	$24,598	$73,855	$51,632	258,815
Corporate adjustments and eliminations					4,830
Consolidated total assets					$263,645
Long-term debt	$84,643	$22,780	$2,610	$26,358	136,391
Corporate adjustments and eliminations					42,878
Consolidated total long-term debt					$179,269
Capital expenditures	$1,576	$295	$3,483	$257	5,611
Corporate adjustments and eliminations					85
Consolidated total capital expenditures					$5,696

As of and for the Nine Months Ended September 30, 2005

(Dollars In Thousands)

	Colorado	Nevada	Virginia	Louisiana	Total
Revenues
Gaming
Casino	$70,533	$16,552			$87,085
Truck stop				$23,334	23,334
Pari-mutuel			$27,162		27,162
Food and beverage	7,626	2,604	2,057	2,541	14,828
Convenience store - fuel				25,493	25,493
Convenience store - other				3,782	3,782
Hotel	1,218	247			1,465
Other	522	108	1,881	265	2,776
Total revenues	79,899	19,511	31,100	55,415	185,925
Promotional allowance	(12,935)	(3,133)		(1,359)	(17,427)
Net revenues	$66,964	$16,378	$31,100	$54,056	$168,498
Depreciation and amortization	$3,628	$1,252	$1,140	$1,698	7,718
Corporate adjustments and eliminations					152
Consolidated depreciation and amortization					$7,870
Interest Income	$34	$6	$30	$12	82
Corporate adjustments and eliminations					6
Consolidated interest income					$88
Interest expense	$8,147	$2,355	$199	$2,094	12,795
Corporate adjustments and eliminations					3,784
Consolidated interest expense					$16,579
Income tax expense	$	$	$	$	$423
Net income (loss)	$8,149	$1,698	$(12,223)	$5,301	2,925
Corporate adjustments and eliminations					(9,969)
Consolidated net loss					$(7,044)
EBITDA (1)	$19,890	$5,299	$(10,914)	$9,081	23,356
Corporate adjustments and eliminations					(5,616)
Consolidated EBITDA					$17,740
Goodwill	$6,711	$8,836	$	$11,226	$26,773
Identifiable intangible assets	$	$	$	$7,768	$7,768
Property, plant and equipment, net	$88,902	$11,275	$66,115	$24,154	190,446
Corporate adjustments and eliminations					679
Consolidated property, plant and equipment, net					$191,125
Total assets	$108,730	$24,598	$73,855	$51,632	258,815
Corporate adjustments and eliminations					4,830
Consolidated total assets					$263,645
Long-term debt	$84,643	$22,780	$2,610	$26,358	136,391
Corporate adjustments and eliminations					42,878
Consolidated total long-term debt					$179,269
Capital expenditures	$5,257	$944	$7,564	$1,768	15,533
Corporate adjustments and eliminations					287
Consolidated total capital expenditures					$15,820

As of and for the Three Months Ended September 30, 2004

(Balance Sheet data as of December 31, 2004)

(Dollars In Thousands)

	Colorado	Nevada	Virginia	Louisiana	Total
Revenues
Gaming
Casino	$22,056	$5,670			$27,726
Truck stop				$5,897	5,897
Pari-mutuel			$8,484		8,484
Food and beverage	2,689	893	735	751	5,068
Convenience store – fuel				5,699	5,699
Convenience store - other				1,035	1,035
Hotel	216	171			387
Other	189	37	657	97	980
Total revenues	25,150	6,771	9,876	13,479	55,276
Promotional allowance	(4,024)	(980)		(371)	(5,375)
Net revenues	$21,126	$5,791	$9,876	$13,108	$49,901
Depreciation and amortization	$1,178	$350	$357	$497	2,382
Corporate adjustments and eliminations					44
Consolidated depreciation and amortization					$2,426
Interest Income	$3	$	$6	$1	10
Corporate adjustments and eliminations					14
Consolidated interest income					$24
Interest expense	$2,699	$786	$29	$594	4,108
Corporate adjustments and eliminations					856
Consolidated interest expense					$4,964
Net income (loss)	$2,448	$838	$106	$900	4,292
Corporate adjustments and eliminations					(5,360)
Consolidated net income					$(1,068)
EBITDA (1)	$6,322	$1,974	$486	$1,990	10,772
Corporate adjustments and eliminations					(4,474)
Consolidated EBITDA					$6,298
Goodwill	$6,711	$8,836	$	$11,226	$26,773
Identifiable intangible assets	$	$	$	$7,790	$7,790
Property, plant and equipment, net	$87,391	$11,594	$59,690	$23,578	182,253
Corporate adjustments and eliminations					450
Consolidated property, plant and equipment, net					$182,703
Total assets	$111,277	$24,577	$63,538	$49,741	249,133
Corporate adjustments and eliminations					3,133
Consolidated total assets					$252,266
Long-term debt	$78,265	$22,682	$1,888	$24,394	127,229
Corporate adjustments and eliminations					24,681
Consolidated total long-term debt					$151,910
Capital expenditures	$970	$296	$2,899	$825	4,990
Corporate adjustments and eliminations
Consolidated total capital expenditures					$4,990

As of and for the Nine Months Ended September 30, 2004

(Balance Sheet data as of December 31, 2004)

(Dollars In Thousands)

	Colorado	Nevada	Virginia	Louisiana	Total
Revenues
Gaming
Casino	$65,383	$16,510			$81,893
Truck stop				$18,498	18,498
Pari-mutuel			$25,032		25,032
Food and beverage	7,433	2,621	1,482	2,052	13,588
Convenience store - fuel				15,073	15,073
Convenience store - other				2,768	2,768
Hotel	545	454			999
Other	557	117	1,621	274	2,569
Total revenues	73,918	19,702	28,135	38,665	160,420
Promotional allowance	(11,500)	(3,002)		(830)	(15,332)
Net revenues	$62,418	$16,700	$28,135	$37,835	$145,088
Depreciation and amortization	$3,724	$1,059	$1,071	$1,405	7,259
Corporate adjustments and eliminations					133
Consolidated depreciation and amortization					$7,392
Interest Income	$5	$	$17	$2	24
Corporate adjustments and eliminations					15
Consolidated interest income					$39
Interest expense	$8,112	$2,356	$111	$1,645	12,224
Corporate adjustments and eliminations					2,564
Consolidated interest expense					$14,788
Net income	$7,217	$2,404	$986	$3,993	14,600
Corporate adjustments and eliminations					(9,808)
Consolidated net income					$4,792
EBITDA (1)	$19,048	$5,819	$2,151	$7,040	34,058
Corporate adjustments and eliminations					(7,125)
Consolidated EBITDA					$26,933
Goodwill	$6,711	$8,836	$	$11,226	$26,773
Identifiable intangible assets	$	$	$	$7,790	$7,790
Property, plant and equipment, net	$87,391	$11,594	$59,690	$23,578	182,253
Corporate adjustments and eliminations					450
Consolidated property, plant and equipment, net					$182,703
Total assets	$111,277	$24,577	$63,538	$49,741	249,133
Corporate adjustments and eliminations					3,133
Consolidated total assets					$252,266
Long-term debt	$78,265	$22,682	$1,888	$24,394	127,229
Corporate adjustments and eliminations					24,681
Consolidated total long-term debt					$151,910
Capital Expenditures	$3,566	$1,074	$4,229	$4,171	13,040
Corporate adjustments and eliminations
Consolidated total capital expenditures					$13,040

(1)                   EBITDA (earnings before interest, income taxes, depreciation and amortization) is presented as supplemental information in the tables above and in the discussion of our operating results. EBITDA can be reconciled directly to our condensed consolidated net income by adding the amounts shown for depreciation, amortization, income taxes and interest to net income. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows investors and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our properties using EBITDA measures as do most analysts following the gaming industry. EBITDA is also a key component of certain financial covenants in our debt agreements. See the reconciliation of EBITDA to net income for the three and nine month periods ended September 30, 2005 and 2004 on page 24.

5.                       COMMITMENTS AND CONTINGENCIES

In 1997, Colonial entered into a Management and Consulting Agreement, as amended (the “Management Agreement”), with Maryland-Virginia Racing Circuit, Inc. (the “Circuit”), a wholly-owned subsidiary of Magna Entertainment Corp. (“MEC”), which is an affiliate of the Maryland Jockey Club (“MJC”).  The Management Agreement provided for management services for Colonial’s racetrack and its satellite facilities and created a Virginia-Maryland thoroughbred racing circuit. Under the Management Agreement, MJC agreed to suspend live racing at its racetracks, Laurel Park and Pimlico Race Course, during Colonial’s live thoroughbred meets. Parties to the Management Agreement also exchanged simulcast signals for their live thoroughbred meets at no cost to either party. The effect of the exchange of signals is immaterial to the consolidated financial statements of JEI. The Circuit managed Colonial’s satellite facilities, as well as, the live standardbred and thoroughbred meets and provided certain personnel, at its expense, for the live thoroughbred meet. For its services, the Circuit received a management fee of 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in the Commonwealth of Virginia, excluding certain amounts specified in the Management Agreement (“Handle”), 2.0% of all Handle of $75 million to $125 million per calendar year, 1.5% of all Handle in excess of $125 million, and 3.25% of any Handle for satellite wagering facilities located in the counties of Loudoun, Fairfax, Prince William, and Arlington and the Virginia cities of Manassas, Manassas Park, Fairfax City, Falls Church, and Alexandria. The Management Agreement was to remain in effect until 2036 provided Colonial owned, controlled, or operated its racetrack under its existing licenses. At Colonial’s option, Colonial could terminate the Management Agreement any time after 2021 upon payment of a fee equal to 17 times the average management fee paid during the three years immediately preceding such termination. Management fees incurred under the Management Agreement were approximately $655 and $528 during the three month period ended September 30, 2005 and 2004, respectively, and $1,793 and $1,590 during the nine month periods ended September 30, 2005 and 2004, respectively.

On August 17, 2005, Colonial announced that it had entered into an agreement with MEC, under which Colonial would acquire all of the outstanding shares of the Circuit.  See Footnote 8 for further discussion of this transaction.

Colonial has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for the Company’s pari-mutuel wagering applications. The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities through 2004 at a rate of .365% of the gross amounts wagered. Totalisator fees incurred under this agreement was approximately $176 and $158 for the three month periods ended September 30, 2005 and 2004, respectively, and $553 and $470 for the nine month periods ended September 30, 2005 and 2004, respectively.  On March 16, 2005, Colonial entered into an amendment with the totalisator company to extend the term of the agreement to 2012, to provide replacement equipment for existing equipment, and to increase the rate to .385% of handle up to $270,000 in handle. Handle above $270,000 will be charged a rate of .345%. The amendment also provides for minimum charge per calendar year of $330.

Colonial has entered into agreements with a company which provides broadcasting and simulcasting equipment and services. The agreements for live racing services at the horse racing track, and equipment leases at two of the satellite wagering facilities were extended during 2002 until December 31, 2007. Effective November 6, 2002, Colonial acquired certain equipment located at the horse racing track previously leased under these agreements. Total expense incurred for totalisator and broadcasting and simulcasting equipment was approximately $326 and $243 for the three month periods ended September 30, 2005 and 2004, respectively, and $802 and $646 for the nine month periods ended September 30, 2005 and 2004, respectively.

Colonial leases automobiles, building space, and certain equipment under operating leases expiring at various dates. Total rental expense under these non-cancelable leases was approximately $107 and $98 for the three month periods ended September 30, 2005 and 2004, respectively, and $310 and $296 for the nine month periods ended September 30, 2005 and 2004, respectively.

Colonial created a new stakes race, the Colonial Turf Cup which together with the Virginia Derby will form the first two legs of the Grand Slam of Grass™.  The Grand Slam of Grass™ consists of four races including the two races at Colonial Downs, the Secretariat held at Arlington Park, and the John Deere Breeders’ Cup Turf at Belmont Park.  We had guaranteed a $3 million bonus award to any horse that swept the series.  The Company had purchased an insurance policy to cover $2 million of the potential $3 million bonus payment.  No single horse swept the series.

Black Hawk leases land and warehouse space for the Gold Dust in Reno, Nevada as well as automobiles, and other property and equipment under operating leases expiring at various dates. Total rental expense under these non-cancelable leases was approximately $92 and $89 for the three month periods ended September 30, 2005 and 2004, respectively, and $276 and $267 for the nine month periods ended September 30, 2005 and 2004, respectively.

On May 25, 2001, a lawsuit was filed in the United States District Court for the District of Colorado (Case No. 01-D-0964) by Central City, several casino operators located in Central City and others against the City of Black Hawk, the Black Hawk Gaming Association (formerly the Black Hawk Casino Owners Association) and several casino operators located in the City of Black Hawk, including Black Hawk Gaming. The suit alleged that the defendants caused economic harm to the plaintiffs by engaging in a conspiracy and scheme to harm competition, restrain trade and monopolize the gaming industry in the Gilpin County, Colorado market in violation of federal and state constitutional, statutory and common law. Also, the complaint alleged that starting in 1996, the City of Black Hawk began interfering with Central City’s plans to construct a road directly from Interstate 70 to Central City. The plaintiffs sought compensatory, treble and exemplary damages. On March 26, 2003, the district court entered an order dismissing with prejudice the plaintiffs’ seventh, eighth, eleventh, twelfth and thirteenth claims for relief (i.e., the state common law claims and the claims under RICO and its Colorado statutory counterpart (COCCA)). On March 31, 2004, the district court dismissed with prejudice the federal antitrust claims. The court declined to retain supplemental jurisdiction over the state antitrust claims, and dismissed them without prejudice. On April 30, 2004, the plaintiffs filed a notice of appeal in the district court, appealing the dismissals of their claims to the United States Court of Appeals for the Tenth Circuit. On April 19, 2005, the appellate court upheld the decision of the district court dismissing the plaintiffs’ action.  The plaintiffs did not file a petition for rehearing and did not file a petition the United States Supreme Court for review.  The time for doing so has expired.

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

The Company provides monthly management and accounting services to truck stops owned by an affiliate. In addition, the affiliates purchase repair parts from the Company. Total charges to affiliates for management services and repair parts totaled $171 and $147 for the three months ended September 30, 2005 and 2004, respectively, and $392 and $326 for the nine months ended September 30, 2005 and 2004, respectively. In addition, the affiliate provided development capital to the Company for the Breaux Bridge, Eunice and Jefferson Parish locations during their development. The Company had an account receivable from the affiliate at September 30, 2005 of $74 and account payable of $1,819 as of December 31, 2004.  The $1,819 payable to the affiliate as of December 31, 2004 was primarily paid off with the proceeds from bank debt.

The Company is the obligor on notes to Jacobs totaling $9,000, with interest only payable semi-annually at 12% per annum, and the principal amount due and payable on January 31, 2010. These notes were issued in connection with the acquisition of certain Louisiana truck plazas on February 22, 2002. JEI is also the obligor on $10,489 of notes issued by the seller in connection with the acquisition of additional truck plazas from an unaffiliated party. These notes are due in March 2009, bear interest at 8.5% payable semi-annually and are secured by land, buildings and related improvements of the Louisiana truck plazas. These notes were acquired from the seller by Jacobs on February 13, 2003 for $7,000. The terms of the notes payable to Jacobs are identical to those of the seller notes described above. As a result of this transaction, for tax purposes JEI recognized taxable income in the form of a discharge of indebtedness of $3,489 representing the difference between the $10,489 seller notes and the acquisition price of $7,000, which was reported on our tax return as taxable income to our two shareholders.

7.                       SALE OF DEBT AND ACQUISITION

On March 2, 2005, we completed the issuance of $23,000 of additional notes subject to the same terms and conditions as our existing senior secured notes which carry a coupon of 11 7/8% due 2009, with interest payable each February 1, and August 1.  The notes were issued at 10% above their principal amount resulting in a premium of $2,300, which is being amortized using the effective interest method over the remaining life of the notes.  We used $22,500 of the proceeds from the sale of the notes to fund the acquisition of a 100% interest in three truck plaza video gaming facilities in Louisiana known as Breaux Bridge, Eunice and Jefferson Parish, all of which were owned by Jacobs.  The balance of the proceeds was used to pay for the offering costs of the additional notes.  Due to the related party nature of the transaction (and under the terms of our indenture) we obtained a fairness opinion from an investment banking firm that the acquisition of the three video poker truck stops was fair from a financial point of view.

The acquisition of the three truck plaza facilities was accounted for as a combination of entities under common control, and as such is reflected for accounting and financial reporting purposes similar to a pooling of interests. Therefore, the acquisitions have been recorded at the related party’s historical identifiable cash cost in the assets transferred. Accordingly, the accompanying consolidated financial statements have been retroactively restated from January 1, 2004 through September 30, 2005 to include the operations of the acquired truck plazas. See Note 1 above.

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

The condensed consolidated financial statements for each of the three and nine month periods ended September 30, 2004 have been retroactively restated as though the transaction had occurred at the beginning of each of the periods presented.

The following table summarizes the operations of the acquired truck plaza entities:

	Three and Nine Months Ended September 30, 2004

Net revenues	$1,312	$2,256
Costs and expenses	1,742	3,096

Net loss	$(430)	$(840)

8.                       TERMINATION OF CONTRACT

On September 30, 2005, Colonial completed a transaction with MEC under which Colonial acquired all of the outstanding shares of the Circuit for a purchase price of $10 million. The sale was subject to the approval of the Virginia Racing Commission which was granted on September 28, 2005. Under the terms of the purchase agreement, Colonial paid $7 million in cash at closing of the transaction and issued a one-year $3 million note bearing interest at the prime rate plus 1% (7.75% at September 30, 2005).  The note is guaranteed by JEI. The stock acquisition has been characterized as a termination of a contract because the primary asset owned by the Circuit was a Management Agreement with Colonial.  Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities; prescribes expensing of the costs associated with the termination of a contract.  As such, $10.4 million, which is the $10 million purchase price plus $0.4 million in legal and professional fees associated with this transaction, has been expensed in the current period.  As part of the transaction, Colonial paid off an existing promissory note to MJC in the amount of $73, plus accrued interest.  Colonial must also pay the Circuit’s prorated 2005 management fees currently estimated to be $1,793.  The actual amount of the 2005 management fee cannot be determined until the end of the year as it will be calculated based on total 2005 handle prorated for the period of time the management agreement was in effect.  As of September 30, 2005, $1,357 of these fees has been paid to MJC.  Also under the purchase agreement, a Maryland-Virginia thoroughbred racing circuit will continue for ten years with live thoroughbred racing in Maryland concluding on the latter of the Monday following the running of the Preakness Stakes or June 17 of each year and beginning at Colonial Downs thereafter. No live thoroughbred racing will resume in Maryland before August 1 each year under the agreement.

9.                       INCOME TAXES

On March 11, 2002, the Company received notice from the Internal Revenue Service asserting deficiencies in federal corporate income taxes for BHWK’s 1998 tax year.  The proposed adjustment related to the deductibility of depreciation taken against certain costs incurred by The Lodge to build and improve public assets.  The Company is in the final phases of settling this issue with the Internal Revenue Service and has estimated and charged to earnings $423 including $149 in interest.  We believe no penalties will be assessed on this settlement.

10.                HURRICANE

On August 29th and September 20th, 2005, hurricanes Katrina and Rita struck Louisiana causing severe damage to the region.  Fortunately, the Company’s Louisiana operations sustained minimal damage.  The Company estimates total damages after consideration of insurance company deductibles to be approximately $125.

11.                COMMON STOCK

In connection with estate planning activities by our two shareholders, effective September 27, 2005, all 1,500 shares of our common stock, $.01 par value, were converted into a total of 1,320 Class A Common Shares, $.01 par value, and 180 Class B Common Shares, $.01 par value.  The shares are identical in all respects except that the Class A Common Shares are entitled to one vote per share and the Class B Common Shares are entitled to 50,000 votes per share.  The Class A and Class B Shares are owned equally by Richard E. Jacobs and Jeffrey P. Jacobs which in both cases include their family trusts.  No proceeds were obtained by the Company in connection with the stock conversion and no underwriters were involved.  The conversion was deemed exempt from the registration requirements of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

12.                SUBSEQUENT EVENT

On November 2, 2005, we entered into a definitive Asset Purchase Agreement through a newly formed wholly owned subsidiary, Jacobs Pinon Plaza Entertainment, Inc. with Capital City Entertainment, Inc. (“CCI”), a non affiliated party, under which we agreed to acquire all of the assets of the Best Western Pinon Plaza Resort (“Pinon Plaza”), a division of CCI.  The assets to be purchased include all of the personal property, buildings and improvements used by Pinon Plaza in the operation of its casino, hotel, bowling alley and RV park in Carson City, Nevada.  The purchase price for the assets is $14,500.  Upon entering into the agreement, we deposited $500 into escrow which will be allocable to the purchase price.  Under the agreement, the Company has until June 30, 2006 to close the transaction.  If the transaction is not closed by June 30, 2006, the Company may extend the closing deadline to September 30, 2006 for a one time non-refundable $250 payment to the seller.  If the transaction is not closed by September 30, 2006, the $500 deposit will be forfeited and paid to the seller.  No further recourse will be available to the seller.

Contemporaneously, we entered into a triple net ground lease covering land underlying the assets which will begin upon closing of the Asset Purchase Agreement discussed above.  The lessor is a family trust affiliated with CCI.  The lease has a ten year term with two ten year extensions at the option of JEI.  Rentals under the lease are $250 per year for years one through five, $300 per year for years six through ten, and a rate based on an appraisal performed by a Member of the Appraisal Institute “MAI” of the property during the first and second extension terms.

JEI has the right to purchase the leased land at an MAI appraised value at the end of the first ten year term.  It also has a right of first refusal should the lessor seek to sell the leased land to a third party.

Consummation of the Asset Purchase Agreement and entry into the land lease are subject to several customary conditions, particularly including approval of the Nevada State Gaming Control Board and the Nevada Gaming Commission.  Nevada gaming approvals could take several months.

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section discusses the results of our operations for the three and nine month periods ended September 30, 2005 and 2004. We recommend reading the following discussions and analyses in conjunction with our unaudited condensed consolidated financial statements, including the notes and other financial information contained in this Form 10-Q, as well as our audited consolidated financial statements as of December 31, 2004, included in our Form 10-K report filed with the Securities and Exchange Commission (“10-K Report”). Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties. In this regard, see the section ”Risk Factors” in Item 1 of our 10-K Report.

The historical information should not necessarily be taken as a reliable indicator of our future performance.

TABLE OF CONTENTS TO MANAGEMENT’S DISCUSSION AND ANALYSIS (MD&A)

Description of item
1.	Overview and discussion of our operations—i.e. how we look at things

2.	Significant transactions occurring during the nine month period ended September 30, 2005 and related accounting treatment

3.	Comparison of our results of operations for the three and nine month periods ended September 30, 2005 as compared to the three and nine month periods ended September 30, 2004

4.	EBITDA segment information and discussion of operations

5.	Liquidity and capital resources

6.	Critical accounting policies

1. Overview and discussion of our operations—i.e. how we look at things

We continue to operate our company on a de-centralized basis. Each of our casino properties (The Lodge, the Gilpin, and the Gold Dust) i.e. the Western Division, is managed by an on-site General Manager each of whom reports to a Vice-President of Operations who is located in our Golden, Colorado offices. Our Eastern Division comprises all of our video poker truck-stop operations and our Virginia race-track and satellite betting parlor facilities. Each of our respective divisions is headed by a President, each of whom reports to our Chief Executive Officer located in West Palm Beach, Florida. Our management team conducts monthly video conferencing and tele-conferencing calls and each of the divisions functions as a separate profit center. We account for our businesses in segments, with each segment designated by the respective state in which the property operates. Presently, we operate with four segments: Colorado, Nevada, Virginia and Louisiana. We are in the process of consolidating functional areas to operate on a more centralized basis. By doing so, we believe we will be able to obtain some economies of scale in accounting, human resources, centralized purchasing and other areas.  We recently relocated our accounting department and several key employees to our new corporate offices in Golden, Colorado.  We will continue to consolidate several of our corporate functions as we expand the company and acquire additional properties.

When we analyze and run our business units, we focus on several measurements which we believe provide us with the necessary ratios and key performance indicators in order for us to determine how we are doing versus our competition and against our own internal goals and budgets. We confer monthly and discuss and analyze significant variances and try to identify trends and changes in our business. Additionally, we utilize EBITDA (earnings before interest, taxes, depreciation and amortization) as one of the primary methods of reviewing and analyzing the results of our operations of each property. While we recognize that EBITDA is not a generally accepted accounting principle (i.e. a non-GAAP financial measure), we nonetheless believe it is useful because it allows investors and management to evaluate and compare operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Additionally, most analysts following the gaming industry utilize EBITDA as a financial measurement and when our noteholders inquire and discuss our operational performance with us, they consistently inquire as to our EBITDA and our EBITDA margins versus our competitors.  Finally, EBITDA is a key component of certain financial covenants contained in our debt agreements and as such it is a critical ingredient that we closely watch in order to measure our historical performance as well as to determine our ability to achieve future growth and ensure compliance with our bond indenture covenants.

In addition to the above performance measurements, we pay particular attention to our monthly and annual cash flow. Our business is sensitive to shifts in volumes and levels of activity and we find it necessary to watch our cash closely. Every six months (February 1 and August 1) we have a cash interest payment due on our $148 million of our senior secured notes amounting to $8.8 million. We have a $10 million revolver with a lender on which we anticipate drawing about $2 to $5 million every nine months in order to make our interest payments. This is generally a function of the timing of cash receipts from our operations coupled with the amount of cash we need to run the business—i.e. our cash-inventory. We estimate that we require approximately $12 million of cash-inventory to run our business. We may be able to reduce this amount when we are able to consolidate our cash from our various operations. This would reduce the amount of borrowings we would need to pay interest on our notes and/or to finance operations. This will be another by-product of our goal to centralize our business operations. See “Liquidity and Capital Resources.”

Our results of operations reflect the consolidated operations of all of our subsidiaries.

2. Significant transactions occurring during the three and nine month period ended September 30, 2005 and their related accounting treatment

Sale of additional notes

On March 2, 2005 we sold $23,000 of additional senior secured notes commonly referred to as a tack-on to our existing senior secured notes. The tack-on notes are subject to the same terms and conditions as our existing senior secured notes which carry a coupon of 11 7/8% and are due 2009 with interest payable on each February 1 and August 1. We issued the tack-on notes at a 10% premium of their principal amount which yielded total proceeds, before offering costs, of approximately $25,300. We used $22,500 of the proceeds to acquire three additional video poker truck-plaza operations known as Breaux Bridge, Eunice and Jefferson Parish from a related party that is owned and controlled by our shareholders. Breaux Bridge opened for gaming operations on September 22, 2004, Eunice opened for gaming operations on March 28, 2005, and Jefferson Parish opened for gaming operations on September 22, 2005.  The balance of the proceeds was used to pay for the offering costs of the tack-on.

Due to the related party nature of the transaction (and under the terms of our indenture) we obtained a fairness opinion from an investment banking firm that the acquisition of the three video poker truck stops was fair from a financial point of view. For accounting purposes, the transaction has been accounted for as a combination of entities under common control and, as a result, the transaction has been accounted for similar to a pooling of interests. Under this method of accounting, the acquisitions have been recorded at the related party’s historical identifiable cash cost in the net assets acquired, approximating $10,120.  The difference between the purchase price of $22,500 and the net assets acquired of $10,120 has been recorded for accounting and financial reporting purposes as a net distribution to our two owners of approximately $12,380 and accordingly has reduced our stockholders’ equity by that net amount.

The accompanying management’s discussion and analysis of operations for the three and nine month periods ended September 30, 2004 and the nine month period ended September 30, 2005 includes the retroactive adjustments to account for the acquisition of the three additional video poker truck plazas as though the transaction had occurred at the beginning of each of the periods presented. Accordingly, certain historical data that was previously reported in prior filings has been adjusted to account for this business combination.  See Note 7 of the unaudited condensed consolidated financial statements.

Acquisition and termination of management contract

As discussed in Notes 5 and 8 of Item 1 above, on September 30, 2005, Colonial completed a transaction with Magna Entertainment Corp. (“MEC”), an affiliate of the Maryland Jockey Club (“MJC”), under which Colonial acquired all of the outstanding shares of Maryland-Virginia Racing Circuit, Inc. (the “Circuit”) a wholly-owned subsidiary of MEC for $10 million. The sale was subject to the approval of the Virginia Racing Commission which was granted on September 28, 2005. Under the terms of the purchase agreement, Colonial paid $7 million in cash at closing of the transaction and issued a one-year $3 million note bearing interest at the prime rate plus 1% (7.75% at September 30, 2005).  The note is guaranteed by JEI. The stock acquisition has been characterized as a termination of a contract because the primary asset owned by the Circuit was a Management Agreement with Colonial.  Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities; prescribes expensing of the costs associated with the termination of a contract.  As such, $10.4 million, which is the $10 million purchase price plus $0.4 million in legal and professional fees associated with this transaction, has been expensed in the current period.  As part of the transaction, Colonial paid off an existing promissory note to MJC in the amount of $73, plus accrued interest.  Colonial must also pay the Circuit’s prorated 2005 management fees currently estimated to be $1,793.  The actual amount of the 2005 management fee cannot be determined until the end of the year as it will be calculated based on total 2005 handle prorated for the period of time the management agreement was in effect.  As of September 30, 2005, $1,357 of these fees has been paid to MJC.  Also under the purchase agreement, a Maryland-Virginia thoroughbred racing circuit will continue for ten years with live thoroughbred racing in Maryland concluding on the latter of the Monday following the running of the Preakness Stakes or June 17 of each year and beginning at Colonial Downs thereafter. No live thoroughbred racing will resume in Maryland before August 1 each year under the agreement.

3. Comparison of our results of operations for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004.

The following table summarizes the consolidated revenues and expenses of Jacobs Entertainment, Inc. for the three months ended September 30, 2005 and 2004:

	Three Months Ended
	September 30,		$ Change	% Variance
	2005	2004

REVENUES:
Gaming:
Casino	$30,445	$27,726	$2,719	9.81%
Truck stop	8,194	5,897	2,297	38.95%
Pari-mutuel	9,862	8,484	1,378	16.24%
Food and beverage	5,379	5,068	311	6.14%
Convenience store - Fuel	9,845	5,699	4,146	72.75%
Convenience store - Other	1,428	1,035	393	37.97%
Hotel	564	387	177	45.74%
Other	1,109	980	129	13.16%
Total revenues	66,826	55,276	11,550	20.90%
Promotional allowances	(6,193)	(5,375)	(818)	15.22%
Net revenues	60,633	49,901	10,732	21.51%

COSTS AND EXPENSES:
Gaming:
Casino	10,933	9,746	1,187	12.18%
Truck stop	4,237	3,314	923	27.85%
Pari-mutuel	8,452	6,914	1,538	22.24%
Food and beverage	3,065	2,812	253	9.00%
Convenience store - Fuel	9,296	5,280	4,016	76.06%
Convenience store - Other	1,842	1,271	571	44.93%
Hotel	90	148	(58)	-39.19%
Marketing, general and administrative	12,458	11,484	974	8.48%
Abandoned project costs		2,634	(2,634)	-100.00%
Termination of contract	10,367		10,367	n/a
Depreciation and amortization	2,702	2,426	276	11.38%
Total costs and expenses	63,442	46,029	17,413	37.83%

OPERATING (LOSS) INCOME	(2,809)	3,872	(6,681)	-172.55%

Interest expense, net	(5,630)	(4,940)	(690)	13.97%

NET (LOSS) BEFORE INCOME TAXES EXPENSE	(8,439)	(1,068)	(7,371)	690.17%

Income Tax Expense	(423)		(423)	n/a

NET LOSS	$(8,862)	$(1,068)	$(7,794)	729.78%

Casino revenues increased approximately $2.7 million or 10% from $27.7 million for the three months ended September 30, 2004 to $30.4 million for the three months ended September 30, 2005. The increase in casino revenues is a result of increased casino revenues at The Lodge of $1.7 million or 10% and the Gilpin of $0.9 million or 17%, and the Gold Dust of $0.1 million or 2%. The increase in the revenues at our properties is a result of several factors. We have expanded capital investments in our slot product over the last year including the implementation of a Ticket-In Ticket-Out (“TITO”) system at the Gold Dust and The Lodge. The Gilpin’s poker room was opened in March 2005 resulting in increased casino revenues of approximately $0.3 million as compared to the prior year.  In addition, casino revenues at our two Colorado properties continued to be positively affected due to construction disruption at a competing casino.

Truck stop gaming revenues increased approximately $2.3 million or 39% for the three month period ended September 30, 2005 compared to the three month period ended September 30, 2004.  We can contribute $1.3 million of this increase is attributable to the casino operations of the three new truck stop locations during the three month period ended September 30, 2005.  The Breaux Bridge truck stop commenced casino operations in the third quarter of 2004.  The Eunice and Jefferson truck stop locations commenced casino operations in the late first and third quarters of 2005 respectively.

Pari-mutuel revenues increased $1.4 million or 16% from $8.5 million to $9.9 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2005, respectively. The increase in revenues is primarily attributable to an increase of $0.8 million generated by the new off track wagering facilities opened in Vinton and Martinsville, Virginia in October 2004 and August 2005, respectively, coupled with $0.6 million generated by twenty additional live racing days at our track in New Kent, Virginia and a $0.5 million increase in account wagering revenues, offset by a $0.6 million decrease in wagering revenues at the remaining off track wagering facilities.

Food and Beverage revenues increased $0.3 million or 6% from $5.1 million to $5.4 million for the three month period ended September 30, 2004 as compared to the three month period ended September 30, 2005, respectively. This increase is attributable to an increase of $0.2 million at Colonial and $0.1 million at the truck stop facilities.  The increase at Colonial is attributable to the opening of the Vinton Virginia OTB in the fourth quarter of 2004.  The increase at the truck stops is attributable to the opening of the Eunice truck stop facility in the third quarter of 2004 as well as an overall change in the menu during the second quarter of 2005.

Convenience store fuel revenues increased $4.1 million or 73% from $5.7 million to $9.8 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2005, respectively. The increase was the result of the average selling price of fuel rising from $1.78 to $2.42 per gallon, and the opening of the Eunice, Louisiana facility in the third quarter 2004.

Convenience store other revenues increased $0.4 million or 38% from $1.0 million to $1.4 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2005, respectively.  The opening of the Eunice facility in the third quarter of 2004 is attributable to $0.2 million of the increase. The remaining $0.2 million increase is due to slight increases at each of the remaining truck stop facilities.

Hotel revenues increased $0.2 million or 46% from $0.4 million for the three months ended September 30, 2004 to $0.6 million for the three months ended September 30, 2005, respectively.  The increase is attributable to an increase in average room rates charged at The Lodge as well as an increase in use of rooms complimentary to our casino patrons. This increase was partially offset by a reduction in rooms available for sale at the Gold Dust.

Promotional allowances increased $0.8 million or 15% from $5.4 million for the three months ended September 30, 2004 to $6.2 million for the three months ended September 30, 2005, respectively. The increase is primarily associated to an increase in promotional allowances at The Lodge of $0.7 million and the truck stops in Louisiana of $0.1 million.  The increase at The Lodge is attributable to increased hotel, food, and beverage complimentary sales and cash incentives to our customers.  The increase in Louisiana is attributable to $0.1 million in complimentary food and beverage sales at Breaux Bridge and Eunice and $0.1 million in additional promotional allowance from new customer reward programs beginning in mid 2005.

Casino expenses increased $1.2 million or 12% from $9.7 million to $10.9 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2005, respectively. This increase is a result of an increase at The Lodge of $0.8 million or 12% and the Gilpin of $0.4 million or 23%.  The increase in The Lodge expenses is due to increased gaming taxes (due to increased gaming revenues), slot participation costs, general operating supplies and maintenance. The increase in the Gilpin is attributable to gaming taxes and operating cost of the Gilpin Poker room which opened in the first quarter of 2005.

Truck stop gaming expenses increased $0.9 million or 28% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Approximately $0.6 million of this increase is due to the opening of two new casino operations in Breaux Bridge and Eunice, Louisiana in the third quarter of 2004 and the first quarter of 2005, respectively.  The remaining $0.3 million increase is associated with direct costs incurred on increased gaming revenues of the remaining seven truck stops.

Pari-mutuel costs and expenses increased $1.6 million or 22% from $6.9 million to $8.5 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2005, respectively. The increase is primarily attributable to the twenty additional live racing days at our track in New Kent, Virginia with the majority of the remaining increase attributable to the new off track wagering facilities opened in Vinton and Martinsville, Virginia in October 2004 and August 2005, respectively.

Food and beverage costs and expenses increased $0.3 million or 9% for the three month period ended September 30, 2005 compared to the three month period ended September 30, 2004.  The increase is primarily attributable to costs associated with the increase in food and beverage sales for the same comparable period.

Convenience store fuel expenses increased $4 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase in fuel expense is the result of the average cost of fuel rising from $1.66 to $2.28 per gallon and the opening of fuel operations at the two new locations in Breaux Bridge, Louisiana and Eunice, Louisiana in February and July 2004, respectively.

Convenience store other costs and expenses increased $0.6 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Approximately $0.2 million of the increase is due to the two new locations that opened in Breaux Bridge, Louisiana and Eunice, Louisiana in February and July 2004, respectively.  The remaining $0.4 million increase is due to slight increases at each of the remaining truck stop facilities.

Hotel expenses decreased less than $0.1 million as a result of an increase cost allocation to casino expenses associated with hotel complimentary sales.  As complimentary sales increase, costs associated with the complimentary sales are charged to casino expense. Additionally, there was a reduction of room availability at Gold Dust.

Marketing, general and administrative expenses increased $1 million or 8% for the current three months ended September 30, 2005 compared to the three months ended September 30, 2004. This increase is primarily attributable to an increase at The Lodge of $0.2 million, Gilpin of $0.3 million, and Colonial of $0.7 million offset by a reduction in corporate overhead expenses of $0.2 million. Our increased marketing costs at our operating units drove increased revenues for all segments.  The decrease in corporate overhead was a result of a decrease in political campaign costs of $0.3 million offset by costs incurred associated to the sponsorship and management of an Ohio poker festival for charity of approximately $0.1 million.

Abandoned project costs in the amount of $2.6 million were incurred during the three month period ended September 30, 2004.  Approximately $1.8 million of these costs were attributable to our election to abandon the development of a gaming site in D’Iberville, Mississippi.  Approximately $0.5 million of these costs were attributable to our election to abandon the acquisition of various truck stop operations in Louisiana.  Approximately $0.3 million in other capitalized costs were charged to operations due to abandonment of various other projects.  These expenditures were primarily associated to land option payments and design development planning.

Termination of contract expenses of $10.4 million were incurred during the three month period ended September 30, 2005.  On September 30, 2005, Colonial completed a transaction with Magna Entertainment Corp. (“MEC”), an affiliated party, under which Colonial acquired all of the outstanding shares of the wholly-owned subsidiary of MEC for $10 million. The sale was subject to the approval of the Virginia Racing Commission, which granted its approval on September 28, 2005. Under the terms of the agreement, Colonial paid $7 million in cash at closing and issued a one-year note, bearing interest at prime rate plus 1%, in the amount of $3 million.  The stock acquisition has been characterized as a termination of a contract.  SFAS 146 prescribes expensing of the costs associated with the termination of this agreement.  As such, $10.4 million which is the $10 million purchase price plus $0.4 million in legal and professional fees associated with this transaction has been expensed in the current period.

Depreciation and amortization expense increased $0.3 million from $2.4 million to $2.7 million for the three month period ended September 30, 2004 compared to the three months ended September 30, 2005, respectively. The increase is attributable to additional purchases of assets at all locations.

Interest expense increased $0.7 million for the three month period ended September 30, 2005 as compared to the same period of 2004.  The increase is attributable to the issuance of $23 million in additional senior secured notes in conjunction with the acquisition of three truck stop facilities discussed in Note 7 to the unaudited condensed consolidated financial statements.

Income tax expense of $0.4 million was incurred during the three month period ended September 30, 2005.  On March 11, 2002, the Company received notice from the Internal Revenue Service asserting deficiencies in federal corporate income taxes for the BHWK’s 1998 tax year.  The proposed adjustment related to the deductibility of depreciation taken against certain costs incurred by the Lodge to build and improve public assets.  The Company is in the final phases of settling this issue with the Internal Revenue Service and estimated and charged to earnings $423 including $149 in interest.

The following table summarizes the consolidated revenues and expenses of Jacobs Entertainment, Inc. for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended
	September 30,		$ Change	% Variance
	2005	2004
	(In Thousands

REVENUES:
Gaming:
Casino	$87,085	$81,893	$5,192	6.34%
Truck stop	23,334	18,498	4,836	26.14%
Pari-mutuel	27,162	25,032	2,130	8.51%
Food and beverage	14,828	13,588	1,240	9.13%
Convenience store - Fuel	25,493	15,073	10,420	69.13%
Convenience store - Other	3,783	2,768	1,015	36.67%
Hotel	1,465	999	466	46.65%
Other	2,777	2,569	208	8.10%
Total revenues	185,927	160,420	25,507	15.90%
Promotional allowances	(17,427)	(15,332)	(2,095)	13.66%
Net revenues	168,500	145,088	23,412	16.14%

COSTS AND EXPENSES:
Gaming:
Casino	31,305	28,766	2,539	8.83%
Truck stop	12,030	9,577	2,453	25.61%
Pari-mutuel	23,954	20,089	3,865	19.24%
Food and beverage	8,505	7,527	978	12.99%
Convenience store - Fuel	24,001	14,029	9,972	71.08%
Convenience store - Other	4,764	3,475	1,289	37.09%
Hotel	280	530	(250)	-47.17%
Marketing, general and administrative	35,554	31,528	4,026	12.77%
Abandoned project costs		2,634	(2,634)	-100.00%
Termination of contract	10,367		10,367	n/a
Depreciation and amortization	7,870	7,392	478	6.47%
Total costs and expenses	158,630	125,547	33,083	26.35%

OPERATING INCOME	9,870	19,541	(9,671)	-49.49%

Interest expense, net	(16,491)	(14,749)	(1,742)	11.81%

NET (LOSS) INCOME BEFORE INCOME TAXE EXPENSE	(6,621)	4,792	(11,413)	-238.17%

Income Tax Expense	(423)		(423)	n/a

NET (LOSS) INCOME	$(7,044)	$4,792	$(11,836)	-246.99%

Casino revenues increased $5.2 million or 6% from $81.9 million for the nine months ended September 30, 2004 to $87.1 million for the nine months ended September 30, 2005, respectively. The increase in casino revenue is a result of increased casino revenues at The Lodge of $3.2 million or 6% and the Gilpin of $2.0 million or 13%.  The increase in the casino revenues at our properties is a result of several factors. We have expanded capital investments in our slot product over the last year including the implementation of a Ticket-In Ticket-Out (“TITO”) system at The Lodge. Casino revenues at our two Colorado properties continued to be positively affected due to construction disruption at a competing casino.  The Gold Dust casino revenues are comparable with the prior year as increases in the second and third quarter 2005 generally offset a first quarter casino revenue reduction attributable to severe snow storms.

Truck stop gaming revenues increased $4.8 million or 26% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, respectively, due primarily to $3.4 million from the two new truck stop casino locations in Breaux Bridge and Eunice, Louisiana.  Breaux Bridge and Eunice casino operations commenced September 2004 and March 2005, respectively.

Pari-mutuel revenues increased $2.1 million or 9% from $25.0 million to $27.1 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2005, respectively. The increase in revenues for the current nine months is primarily attributable to an increase of $2.2 million generated by the new off track wagering facilities opened in Vinton and Martinsville, Virginia in October 2004 and August 2005, respectively, coupled with $0.4 million generated by fifteen additional live racing days at our track in New Kent, Virginia and a $1.0 million increase in account wagering revenues, offset by a $1.5 million decrease in wagering revenues at the remaining off track wagering facilities.

Food and Beverage revenues increased $1.2 million or 9% from $13.6 million to $14.8 million for the nine month period ended September 30, 2004 as compared to the nine month period ended September 30, 2005, respectively. This increase is attributable to an increase of $0.3 million at The Lodge, $0.5 million at Colonial and $0.5 million at the truck stop facilities.  The increase in Food and Beverage revenues were offset by a decrease of $0.1 million at the Gilpin. The increase at The Lodge is due to increased slot revenues and the implementation of a new dining promotion that provides for automatic complimentary redemption at the restaurant.  The increase at Colonial is attributable to the opening of the Vinton, Virginia OTB in the fourth quarter of 2004.  The increase at the truck stops is attributable to the opening of the Breaux Bridge facility in the first quarter of 2004 and Eunice facility in the third quarter of 2004.  The decrease at the Gilpin is attributable to the elimination of a previous dining promotional program.

Convenience store fuel revenues increased $10.4 million or 69% from $15.1 million to $25.5 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2005, respectively. The increase was the result of the average selling price of fuel rising from $1.69 to $2.17 per gallon, and the opening of the two new locations in Breaux Bridge, Louisiana and Eunice, Louisiana in 2004.

Convenience store other revenues increased $1 million or 37% from $2.8 million to $3.8 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2005, respectively.  Approximately $0.6 million of the increase is attributable to the opening of the Breaux Bridge and Eunice facilities in the first and third quarters of 2004, respectively.  The remaining $0.4 million increase is due to slight increases at each of the remaining truck stop facilities.

Hotel revenues increased $0.5 million or 47% from $1 million for the nine months ended September 30, 2004 to $1.5 million for the nine months ended September 30, 2005, respectively.  The increase is primarily attributable to an increase in average room rates charged at The Lodge and increased complimentary sales.  This increase is partially offset by a reduction in rooms available for sale at the Gold Dust.

Promotional allowances increased $2.1 million or 14% from $15.3 million for the nine months ended September 30, 2004 to $17.4 million for the nine months ended September 30, 2005, respectively. The increase is associated with an increase in promotional allowances at The Lodge of $1.5 million, Gold Dust of $0.1 million and Louisiana of $0.5 million.  The increase at The Lodge is attributable to increased hotel complimentary sales, an increase in food and beverage complimentary sales, and an increase in cash back incentives to players.  The increase at the Gold Dust is due to increased food and beverage complimentary sales.  The increase in Louisiana is attributable to $0.3 million at Breaux Bridge and Eunice.

Casino expenses increased $2.5 million or 9% from $28.8 million to $31.3 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2005, respectively. This increase is a result of an increase at The Lodge of $1.4 million or 5%, the Gilpin of $1 million or 16% and at the Gold Dust of $0.1 million or 4%. The increase in The Lodge’s casino expense is due to increased gaming taxes (due to increased gaming revenues), slot participation costs, general operating supplies and maintenance.  The increase in the Gilpin’s casino expenses is due to increased gaming taxes (due to increased gaming revenues) and costs associated with the new poker room. The increase in Gold Dust’s casino expenses is primarily due to increased costs associated with the increase in food and beverage complimentary sales during the nine month period ended September 30, 2005 as compared to same period of 2004.

Truck stop gaming expenses increased $2.5 million or 26% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase of $2.5 million is due to the opening of the new casinos in Breaux Bridge and Eunice, Louisiana in the third quarter of 2004 and the first quarter of 2005, respectively.

Pari-mutuel costs and expenses increased $3.9 million or 19% from $20.1 million to $24.0 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2005, respectively. The increase is primarily attributable to the fifteen additional live racing days at our track in New Kent, Virginia coupled with the increase attributable to the new off track wagering facilities opened in Vinton and Martinsville, Virginia in October 2004 and August 2005, respectively.

Food and beverage costs and expenses increased $1.0 million or 13% for the nine month period ended September 30, 2005 compared to the nine month period ended September 30, 2004.  The increase is attributable to a $0.1 million increase at The Lodge, a $0.6 million increase at Colonial, and a $0.3 million increase at the truck stop facilities.  The increase at The Lodge is associated to the increased sales.  The increase at Colonial and the truck stop operations is due to increased sales on lower pricing margins.

Convenience store fuel expenses increased $10.0 million or 71% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase in fuel expense is the result of the average cost of fuel rising from $1.57 to $2.04 per gallon and the opening of the new locations in Breaux Bridge, Louisiana and Eunice, Louisiana in February and July 2004, respectively.

Convenience store other costs and expenses increased $1.3 million or 37% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase is due primarily to the new locations that opened in Breaux Bridge, Louisiana and Eunice, Louisiana in February and July 2004, respectively, and to increase credit card fees.

Hotel expenses decreased $0.3 million as a result of an increase cost allocation to casino expenses associated with hotel complimentary sales.  As complimentary sales increase, costs associated with the complimentary sales are charged to casino expense.

Marketing, general and administrative expenses increased $4.0 million or 13% for the current nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase is primarily attributable to The Lodge of $0.5 million, the Gilpin of $0.7 million, the Gold Dust of $0.3 million, Colonial of $1.2 million and truck stop expenses of $0.2 million and corporate overhead expenses of $1.1 million.  The increased marketing costs at our operating units drove increased revenues for all segments including the Gold Dust which experienced the effect of significant snow storms in Reno, Nevada during the first quarter of 2005.  The increase in corporate overhead was a result of corporate licensing activity in Nevada of approximately $0.3 million, additional travel related expenses of approximately $0.2 million, and new costs and expenses incurred in the current period associated with the sponsorship and management of an Ohio poker festival for charity of $0.4 million, Sarbanes Oxley readiness work of approximately $0.3 million and additional personnel costs of approximately $0.2 million offset by a decrease in political campaign costs of $0.3 million.

Abandoned project costs in the amount of $2.6 million were incurred during the nine month period ended September 30, 2004.  Approximately $1.8 million of these costs were attributable to our election to abandon the development of a gaming site in D’Iberville, Mississippi.  Approximately $0.5 million of these costs were attributable to our election to abandon the acquisition of various truck stop operations in Louisiana.  Approximately $0.3 million in other capitalized costs were charged to operations due to abandonment of various other projects.  These expenditures were primarily associated to land option payments and design development planning.

Termination of contract expenses of $10.4 million were incurred during the nine month period ended September 30, 2005.  On September 30, 2005, Colonial completed a transaction with Magna Entertainment Corp. (“MEC”), an affiliated party, under which Colonial acquired all of the outstanding shares of the wholly-owned subsidiary of MEC for $10 million. The sale was subject to the approval of the Virginia Racing Commission, which granted its approval on September 28, 2005. Under the terms of the agreement, Colonial paid $7 million in cash at closing and issued a one-year note, bearing interest at prime rate plus 1%, in the amount of $3 million.  The stock acquisition has been characterized as a termination of a contract.  SFAS 146 prescribes expensing of the costs associated with the termination of this agreement.  As such, $10.4 million which is the $10 million purchase price plus $0.4 million in legal and professional fees associated with this transaction has been expensed in the current period.

Depreciation and amortization expense increased $0.5 million from $7.4 million to $7.9 million for the nine month period ended September 30, 2004 compared to the nine month period ended September 30, 2005, respectively. The increase is attributable to the depreciation at the new Breaux Bridge and Eunice truck stop locations.

Interest expense increased $1.7 million for the nine month period ended September 30, 2005 as compared to the same period of 2004.  The increase is attributable to the issuance of $23 million in additional senior secured notes in conjunction with the acquisition of three truck stop facilities as discussed in Note 7 to the unaudited condensed consolidated financial statements.

Income tax expense of $0.4 million was incurred during the nine month period ended September 30, 2005.  On March 11, 2002, the Company received notice from the Internal Revenue Service asserting deficiencies in federal corporate income taxes for the BHWK’s 1998 tax year.  The proposed adjustment related to the deductibility of depreciation taken against certain costs incurred by the Lodge to build and improve public assets.  The Company is in the final phases of settling this issue with the Internal Revenue Service and estimated and charged to earnings $423 including $149 in interest.

4. EBITDA segment information and discussion of operations

The following discusses our results of operations by segment, for the three and nine month periods ended September 30, 2005 compared to the three and nine month periods ended September 30, 2004.

The information presented is by each segment in which we have operations and also presents our EBITDA (earnings before interest, income taxes, depreciation and amortization) for each segment. We believe that the presentation of a non-GAAP financial measure such as EBITDA is useful because it allows investors and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our properties using EBITDA measures as do most analysts following the gaming industry. EBITDA is an element of certain key financial covenants in our debt agreements and as such is a critical component that we closely watch in order to determine our ability to achieve future growth and to ensure we are in compliance with our indenture agreement. We are presenting EBITDA in the tables below as supplemental information and to provide further discussion and analysis of our operating results. EBITDA can be reconciled directly to our consolidated net income by adding the amounts shown for depreciation, amortization, income taxes and interest to net income. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. The components of operations presented below differ from the analysis provided above for actual results as many items are reclassified or grouped in order to show our operations by the segments we measure. The following presentations reflect 100% of the operations for all entities for the respective three and nine month periods ended, therefore, management believes this represents another way of presenting our operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)
NET REVENUES
Colorado	$23,248	$21,126	$66,964	$62,418
Nevada	5,766	5,791	16,378	16,700
Louisiana	19,906	13,108	54,056	37,835
Virginia	11,713	9,876	31,100	28,135
Total net revenues	$60,633	$49,901	$168,498	$145,088
COSTS AND EXPENSES
Colorado	$16,371	$14,804	$47,074	$43,370
Nevada	3,776	3,817	11,079	10,881
Louisiana	16,751	11,118	44,975	30,795
Virginia	22,236	9,390	42,014	25,984
Net corporate overhead	1,606	4,474	5,616	7,125
Total costs and expenses	$60,740	$43,603	$150,758	$118,155
EBITDA
Colorado	$6,877	$6,322	$19,890	$19,048
Nevada	1,990	1,974	5,299	5,819
Louisiana	3,155	1,990	9,081	7,040
Virginia	(10,523)	486	(10,914)	2,151
Net corporate overhead	(1,606)	(4,474)	(5,616)	(7,125)
Total EBITDA	$(107)	$6,298	$17,740	$26,933

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure to our net income, a GAAP financial measure.

Three months ended September 30, 2005	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Income Tax Expense	Net Income (Loss)
Colorado	$6,877	$1,253	$10	$2,733		$2,901
Nevada	1,990	431	2	786		775
Louisiana	3,155	577	6	703		1,881
Virginia	(10,523)	380	11	71		(10,963)
Corporate overhead	(1,606)	61	3	1,369	423	(3,456)
TOTAL	$(107)	$2,702	$32	$5,662	$423	$(8,862)

Three months ended September 30, 2004	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Income Tax Expense	Net Income (Loss)
Colorado	$6,322	$1,178	$3	$2,699		$2,448
Nevada	1,974	350		786		838
Louisiana	1,990	497	1	594		900
Virginia	486	357	6	29		106
Corporate overhead	(4,474)	44	14	856		(5,360)
TOTAL	$6,298	$2,426	$24	$4,964	$	$(1,068)

Nine months ended September 30, 2005	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Income Tax Expense	Net Income (Loss)
Colorado	$19,890	$3,628	$34	$8,147		$8,149
Nevada	5,299	1,252	6	2,355		1,698
Louisiana	9,081	1,698	12	2,094		5,301
Virginia	(10,914)	1,140	30	199		(12,223)
Corporate overhead	(5,616)	152	6	3,784	423	(9,969)
TOTAL	$17,740	$7,870	$88	$16,579	$423	$(7,044)

Nine months ended September 30, 2004	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Income Tax Expense	Net Income
Colorado	$19,048	$3,724	$5	$8,112		$7,217
Nevada	5,819	1,059		2,356		2,404
Louisiana	7,040	1,405	3	1,645		3,993
Virginia	2,151	1,071	17	111		986
Corporate overhead	(7,125)	133	14	2,564		(9,808)
TOTAL	$26,933	$7,392	$39	$14,788	$	$4,792

Colorado

We own 100% of Black Hawk Gaming (“BHWK”) and BHWK owns the Gilpin Hotel Casino and The Lodge, which are located in Black Hawk, Colorado, and the Gold Dust West, Inc. (“Gold Dust”), which is located in Reno, Nevada. The following discussion pertains to the results of operations of The Lodge and Gilpin properties.

A summary of the net revenue, costs and expenses and EBITDA of our Colorado properties is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)
Net revenues
Lodge	$17,735	$16,437	$51,218	$48,598
Gilpin	5,513	4,689	15,746	13,820

Total net revenues	23,248	21,126	66,964	62,418

Costs and expenses
Lodge	12,014	11,134	34,627	32,603
Gilpin	4,357	3,670	12,447	10,767

Total costs and expense	16,371	14,804	47,074	43,370

EBITDA
Lodge	5,721	5,303	16,591	15,995
Gilpin	1,156	1,019	3,299	3,053

EBITDA	$6,877	$6,322	$19,890	$19,048

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure to our net income, a GAAP financial measure.

Three months ended September 30, 2005	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Lodge	$5,721	$864	$8	$2,086	$2,779
Gilpin	1,156	389	2	647	122
TOTAL	$6,877	$1,253	$10	$2,733	$2,901

Three months ended September 30, 2004	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Lodge	$5,303	$811	$3	$2,094	$2,401
Gilpin	1,019	367		605	47
TOTAL	$6,322	$1,178	$3	$2,699	$2,448

Nine months ended September 30, 2005	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Lodge	$16,591	$2,503	$26	$6,257	$7,857
Gilpin	3,299	1,125	8	1,890	292
TOTAL	$19,890	$3,628	$34	$8,147	$8,149

Nine months ended September 30, 2004	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Lodge	$15,995	$2,621	$4	$6,286	$7,092
Gilpin	3,053	1,103	1	1,826	125
TOTAL	$19,048	$3,724	$5	$8,112	$7,217

Results of operations for the three months ended September 30, 2005 compared to the three months ended September 30, 2004

Net Revenues. The $2.1 million increase in net revenues of our Colorado operations for the three months ended September 30, 2005 compared to the same period of 2004 is attributable to an increase in net revenue at the Gilpin of $0.8 million and $1.3 million at The Lodge. We believe that the increase in the revenues at our Colorado properties is a result of several factors. Management has continued to invest and improve our slot product in Colorado over the past year to provide the latest games available in the market. In addition, casino revenues at our two Colorado properties have continued to be positively impacted due to construction disruption at competing casinos.  We expect some of our previous and existing market share to be lost to increased competition as the construction on competing properties is completed.

Costs and Expenses. Total costs and expenses associated with our Colorado operations increased $1.6 million for the three months ended September 30, 2005 compared to the same period of 2004. The increase was a result of increased costs and expenses at The Lodge of $0.9 million and at the Gilpin of $0.7 million. The increase in costs and expenses attributable to The Lodge was a result of increased gaming taxes, food and beverage cost of sales, slot participation, and marketing related expenses. The increased costs and expenses attributable to the Gilpin was a result of increased gaming taxes, food and beverage cost of sales, slot participation, and marketing related expenses.  We would expect that as competing casinos in our market complete their expansion construction, it is likely that additional costs will be incurred for personnel and marketing as we attempt to maintain our market shares.

Nevada

As previously discussed, our Nevada operations consist of the Gold Dust, located in Reno, Nevada. The Gold Dust was acquired by BHWK on January 5, 2001. The net revenue of the Gold Dust was $5.8 million for both of the three-month periods ended September 30, 2005 and 2004.

Our costs and expenses was $3.8 million for both of the three month periods ended September 30, 2005 and 2004.

Louisiana

The Louisiana truck plaza video gaming properties consist of nine truck plaza gaming facilities located in Louisiana and a share in the gaming revenues of an additional truck plaza.

Each truck plaza features a convenience store, fueling operations, a restaurant and 50 video gaming devices (except our Eunice, Louisiana location which has 40 video gaming devices).

The Louisiana truck plazas’ revenues are comprised of (i) revenue from video poker gaming machines; (ii) sales of gasoline and diesel fuel; (iii) sales of groceries, trucker supplies and sundry items through their convenience stores; (iv) sales of food and beverages in their restaurants and bars; and (v) miscellaneous commissions on ATMs, pay phones and lottery sales.

All video poker activity is reported instantaneously via a computer phone line directly to the Louisiana State Police. The Louisiana truck plazas’ revenues are heavily dependent on meeting the minimum gallons of fuel sales requirements necessary to operate  video poker gaming machines in Louisiana. These requirements must be complied with on a quarterly basis. In the event of noncompliance, the Louisiana State Police must turn off a portion of the video poker machines. Management of the Louisiana truck plazas believe that they will continue to meet the fuel sales requirements necessary to operate video poker gaming machines in Louisiana at our current levels.

Net revenues. The Louisiana truck plazas generated net revenues of $19.9 million for the three months ended September 30, 2005 compared to $13.1 million for the three months ended September 30, 2004. This $6.8 million increase is the result of two new locations in Breaux Bridge, Louisiana and Eunice, Louisiana as well as an increase in the average per gallon sale price of fuel from $1.78 to $2.42.

Costs and Expenses. The Louisiana truck plazas’ costs and expenses were $16.8 million and $11.1 million for the three months ended September 30, 2005 and 2004 respectively. The increase in expense is due to the opening of three new locations in Breaux Bridge, Eunice, and Jefferson Parish, and an increase in the average cost of fuel per gallon from $1.66 to $2.28.

Virginia

Colonial Holding’s revenues are comprised of (i) pari-mutuel commissions from wagering on races broadcast from out-of-state racetracks to Colonial’s satellite wagering facilities and the track using import simulcasting; (ii) wagering at the track and Colonial’s satellite wagering facilities of its live races; (iii) admission fees, program and racing form sales, and certain other ancillary activities; and (iv) food and beverage sales and concessions.

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

Total Revenues. Colonial generated net revenues for the three months ended September 30, 2005 of $11.7 million compared to $9.9 million for the same period of 2004. The increase of total revenues of $1.8 million or 18% is due primarily to revenues generated by the new off track wagering facilities opened in Vinton and Martinsville, Virginia in October 2004 and August 2005, respectively, coupled with revenues attributable to the twenty additional live racing days at our track in New Kent, Virginia, and an increase in revenues from advance deposit wagering, offset slightly by a decrease in total revenues at our remaining off track wagering facilities.

Costs and expenses. Colonial’s direct operating costs and expenses were $22.2 million for the three months ended September 30, 2005 compared to $9.4 million for the same period of 2004. The increase is primarily attributable to the $10.4 million Circuit contract termination with the remaining increase attributable to the twenty additional live racing days at our track in New Kent, Virginia and the opening of new off track wagering facilities in Vinton and Martinsville, Virginia in October 2004 and August 2005, respectively.

Corporate Overhead

Costs and expenses.   Corporate overhead costs and expenses decreased $2.8 million from $4.5 million in the three month period ended September 30, 2004 to $1.6 million in the comparable period of 2005.  Approximately $2.6 million of the decrease is a result of the prior year abandonment of capitalized project costs of a gaming site in D’Iberville, Mississippi.  The remaining $0.2 million decrease in corporate overhead was a result of a decrease in political campaign costs of $0.3 million offset by costs incurred associated to the sponsorship and management of an Ohio poker festival for charity of approximately $0.1 million.

Results of operations for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

Colorado

Net Revenues. The $4.5 million increase in net revenues of our Colorado operations for the nine months ended September 30, 2005 compared to the same period of 2004 is attributable to an increase in net revenue at the Gilpin of $1.9 million and $2.6 million at The Lodge. The increase in the revenues at our Colorado properties is a result of several factors. Management has continued to invest in our slot product in Colorado over the past year to provide the latest games available in the market. In addition, casino revenues at our two Colorado properties have continued to be positively impacted due to construction disruption at two major competing casino properties.  We would expect some of our previous and existing market share to be lost to increased competition as the construction on these properties is completed.

Costs and Expenses. Total costs and expenses associated with our Colorado operations increased $3.7 million for the nine months ended September 30, 2005 compared to the same period of 2004. The increase was a result of increased costs and expenses at The Lodge of $2.0 million and at the Gilpin of $1.7 million. The increase in costs and expenses attributable to The Lodge was a result of increased gaming taxes, food and beverage cost of sales, slot participation, and marketing related expenses. The increase in costs and expenses attributable to the Gilpin was a result of increased gaming taxes, food and beverage cost of sales, slot participation, and marketing related expenses.  We expect that as competing casinos in our market complete expansion construction, it is likely that additional costs will be incurred for personnel and marketing as we attempt to keep our market share.

Nevada

The net revenues of the Gold Dust decreased by $0.3 million for the nine-month period ended September 30, 2005 as compared to the same period of 2004.  The decrease is primarily attributable to severe winter snow storms during the first half of 2005.

Our costs and expenses increased $0.2 million for nine month period ended September 30, 2005 as compared to the same period of 2004. The increase in expense is primarily attributable to additional repair and maintenance projects completed on the interior of the casino.  As a result, our EBITDA at the Gold Dust for the nine months ended September 30, 2005 and 2004 was $5.3 million and $5.8 million respectively.

Louisiana

Net revenues. The Louisiana truck plazas generated net revenues of $54.1 million for the nine months ended September 30, 2005 compared to $37.8 million for the nine months ended September 30, 2004. This $16.3 million increase is the result of two new locations in Breaux Bridge, Eunice, and an increase in the average per gallon sale price of fuel from $1.69 to $2.17.

Costs and Expenses. The Louisiana truck plazas’ costs and expenses were $45.0 million and $30.8 million for the nine months ended September 30, 2005 and 2004 respectively. The $14.2 million increase in expense is due to the opening of two new locations in Breaux Bridge, and Eunice, and an increase in the average per gallon cost of fuel from $1.57 to $2.04.

Virginia

Total Revenues. Colonial generated net revenues for the nine months ended September 30, 2005 of $31.1 million compared to $28.1 million for the same period of 2004. The increase of total revenues of $3.0 million or 11% is due primarily to revenues generated by the new off track wagering facilities opened in Vinton and Martinsville, Virginia in October 2004 and August 2005, respectively, coupled with revenues attributable to the fifteen additional live racing days at our track in New Kent, Virginia, and increased revenues from advance deposit wagering, offset slightly by a decrease in total revenues at our remaining off track wagering facilities.

Costs and expenses. Colonial’s direct operating costs and expenses were $42.0 million for the nine months ended September 30, 2005 compared to $26.0 million for the same period of 2004. This $16.0 million increase is primarily attributable to the $10.4 million Circuit contract termination with the remaining increase attributable to the fifteen additional live racing days at our track in New Kent, Virginia and the opening of new off track wagering facilities in Vinton and Martinsville, Virginia in October 2004 and August 2005, respectively.

Corporate Overhead

Costs and expenses.   Corporate overhead costs and expenses decreased $1.5 million from $7.1 million in the nine month period ended September 30, 2004 to $5.6 million in the comparable period of 2005, respectively.  Approximately$2.6 million of the decrease is a result of the prior year abandonment of capitalized project costs of a gaming site in D’Iberville, Mississippi.  The remaining $1.1 million increase in corporate overhead was a result of corporate licensing activity in Nevada of approximately $0.3 million, additional travel related expenses of approximately $0.2 million, and new costs and expenses incurred in the current period associated to the sponsorship and management of an Ohio poker festival for charity of $0.4 million, Sarbanes Oxley readiness work of approximately $0.3 million and additional personnel costs of approximately $0.2 million offset by a decrease in political campaign costs of $0.3 million.

5. Liquidity and capital resources

As of September 30, 2005, we had cash and cash equivalents of $17.4 million compared to $21.5 million in cash and cash equivalents as of December 31, 2004. The $4.1 million decrease is the result of $0.6 million cash provided by operating activities, $16.5 million cash used in investing activities, and $11.7 million provided by financing activities.

We have a $10 million senior credit facility of which $3.7 million and $10 million was available as of September 30, 2005 and December 31, 2004, respectively. The trustee under the indenture of the senior secured notes executed an intercreditor agreement with the lender under the senior credit facility, which, among other things, subordinated some of the liens securing the senior secured notes and the guarantees to the indebtedness under the senior credit facility. The senior credit facility carries an interest rate of 1.75% above the prime rate and expires in July 2007.

On March 2, 2005, we sold $23,000 of new notes commonly referred to as a “tack-on” of our existing notes. The new notes are subject to the same terms and conditions of our existing senior secured notes which carry a coupon of 11 7/8%, are due 2009, and like our existing notes the interest is payable on each February 1 and August 1. We issued the tack-on notes at a 10% premium of their principal amount which yielded total proceeds, before offering costs, of approximately $25,300.  We paid $3,347 in costs to obtain this financing and used $22,500 of the proceeds to acquire three additional video poker truck-plaza operations.  See Note 7 of the unaudited condensed consolidated financial statements.

On September 30, 2005, Colonial completed a transaction with MEC, under which Colonial acquired all of the outstanding shares of the Circuit, a wholly-owned subsidiary of MEC for $10 million. The sale was subject to the approval of the Virginia Racing Commission, which granted its approval on September 28, 2005. Under the terms of the agreement, Colonial paid $7 million in cash at closing and issued a one-year note, bearing interest at prime rate plus 1%, in the amount of $3 million.  The stock acquisition was characterized as a termination of a contract because the primary asset owned by the Circuit was a Management Agreement with Colonial.  SFAS 146 prescribes expensing of the costs associated with the termination of the agreement.  As such, $10.4 million, which is the $10 million purchase price plus $0.4 million in legal and professional fees associated to this transaction has been expensed in the current period.  Our two shareholders provided cash capital contributions totaling $3.5 million to assist in funding this transaction.

As of September 30, 2005 our total debt approximates $183 million. Our future liquidity, which includes our ability to make semi-annual interest payments on February 1 and August 1 of each year, depends upon our future operational success.

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

We also face the risk that there could be a decline in the demand for our products and services, which would reduce our ability to generate funds from operations. While we believe our cash flows are geographically diverse, at present we do have a significant concentration of cash flows generated in the Black Hawk gaming market. Should the Black Hawk market decline or become saturated or should competition erode our market share, we would suffer a decline in available funds generated from operations. If this were to occur, there exists the possibility that our credit rating could be downgraded, which would further reduce our ability to access the capital markets and obtain additional or alternative financing. See the section ”Risk Factors” in Item I of our 10-K Report.

The following table provides disclosure concerning JEI’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of September 30, 2005.

(In Thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$248,842	$23,902	$41,222	$181,130	$2,588
Operating leases (2)	14,654	1,153	2,132	1,352	10,017
Other long-term obligations (3)	3,159	989	1,423	747
Total contractual cash obligations	$266,655	$26,044	$44,777	$183,229	$12,605

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

(3)                   Other long-term obligations include the payment of one dollar per video poker machine per day, plus $1 per machine annually in licensing to an unaffiliated party to maintain our video poker machines in our truck stop operation. Other long-term obligations also include amounts payable under employment contracts, as described in our Form 10-K Report.

In addition, JEI has the following commitments and obligations:

•                JEI, through its subsidiary Colonial, has entered into an agreement with a totalisator company, which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications. The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities through 2004 at a rate of .365% of handle. In addition, Colonial agreed to use certain equipment provided by the totalisator company. On March 16, 2005, Colonial entered into an amendment with the totalisator company extending the term of the agreement to 2012, providing replacement equipment for the existing equipment, and increasing the rate to ..385% of handle up to $270,000 in handle. Handle above $270,000 is charged a rate of .345%. The amendment also provides for minimum charge per calendar year of $330.

•                JEI, through the Lucky Magnolia truck stop, has an obligation to pay to an individual 4.9% of its net video poker revenue, after associated state taxes, for as long as video poker machines are operated on the property.

•                  Until September 30, 2005, Colonial was a party to a Management and Consulting Agreement, with Maryland-Virginia Racing Circuit, Inc. (the “Circuit”), an affiliate of the Maryland Jockey Club that owns and operates thoroughbred horse racetracks in Maryland, pursuant to which the Circuit provides certain management services at the racetrack and satellite wagering facilities and coordinates a Virginia-Maryland thoroughbred racing circuit. Under the agreement, Colonial paid a management fee of 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in Virginia, excluding certain amounts specified in the agreement (“Handle”), 2.0% of all Handle of $75 million to $125 million per calendar year, 1.5% of all Handle in excess of $125 million, and 3.25% of any Handle for satellite wagering facilities located in the counties of Loudoun, Fairfax, Prince William, and Arlington and the Virginia cities of Manassas, Manassas Park, Fairfax City, Falls Church, and Alexandria. (Colonial currently does not have satellite wagering facilities located in such localities). The term of the agreement was to expire in 2036.  On August 17, 2005, Colonial announced that it had entered into an agreement with Magna Entertainment Corp. (“MEC”), under which Colonial would acquire all of the outstanding shares of the Circuit, a wholly-owned subsidiary of MEC. The sale was subject to the approval of the Virginia Racing Commission, which granted its approval on September 28, 2005. Colonial completed the transaction on September 30, 2005. Under the terms of the agreement, Colonial paid $7 million in cash at closing and issued a one-year note, bearing interest at prime rate plus 1%, in the amount of $3 million. The note is guaranteed by Jacobs Entertainment, Inc. As part of the transaction, Colonial paid off an existing promissory note to MJC in the amount of $73 plus outstanding interest. Colonial must also pay the Circuit’s prorated 2005 management fees. A Maryland-Virginia thoroughbred racing circuit will continue for ten years under this agreement, with live thoroughbred racing concluding in Maryland the later of the Monday following the running of the Preakness Stakes or June 17 of each year and commencing at Colonial thereafter. No live thoroughbred racing in Maryland will resume any earlier than August 1 each year.

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

Goodwill and other intangible assets

We have approximately $26.8 million in goodwill recorded on our consolidated balance sheet resulting from the acquisition of other businesses.  We do not have any other nonamortizing intangible assets on our consolidated balance sheet. We adopted an accounting standard in 2002 requiring an annual review of goodwill for impairment. The annual evaluation of goodwill requires the use of estimates about future operating results of each reporting unit to determine its estimated fair value.  Changes in forecasted operations can materially affect these estimates.  Once an impairment of goodwill has been recorded, it cannot be reversed.  We completed our initial assessment for impairment of goodwill in 2002 and determined that no impairment of our balances existed.  Further, we performed our most recent annual impairment test as of September 30, 2005 and determined that goodwill was not impaired.  Finally, we have reassessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk.

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. On February 8, 2002 we issued $125.0 million in 11 7/8 % senior secured notes due in 2009. Further, on March 2, 2005 we issued $23.0 million in notes identical in terms and conditions as our February 8, 2002 issuance. The proceeds of these two note issuances were used to finance our acquisitions and for working capital purposes. Substantially all of our debt bears interest at a fixed rate, except our $10.0 million senior credit facility (of which $6.3 million is outstanding as of September 30, 2005), which bears interest at 1.75% above the prime rate published by Wells Fargo Bank, N.A.

If market interest rates increase, our cash requirements for interest on the senior credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior credit facility balance would also decrease.

There would be an approximate change in our cash requirements of $54 thousand annually for interest should market rates increase or decrease by 10% compared to interest rate levels at September 30, 2005.

We currently do not invest in derivative financial instruments, interest rate swaps or other similar investments to alter interest rate exposure

Item 4.     Controls and Procedures.

As of September 30, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports was recorded, processed, summarized and reported within the applicable time periods.  During the quarter ended September 30, 2005 there have been no significant changes to our internal controls or, to our knowledge, in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

On May 25, 2001, a lawsuit was filed in the United States District Court for the District of Colorado (Case No. 01-D-0964) by Central City, several casino operators located in Central City and others against the City of Black Hawk, the Black Hawk Gaming Association (formerly the Black Hawk Casino Owners Association) and several casino operators located in the City of Black Hawk, including Black Hawk Gaming. The suit alleged that the defendants caused economic harm to the plaintiffs by engaging in a conspiracy and scheme to harm competition, restrain trade and monopolize the gaming industry in the Gilpin County, Colorado market in violation of federal and state constitutional, statutory and common law. Also, the complaint alleged that starting in 1996, the City of Black Hawk began interfering with Central City’s plans to construct a road directly from Interstate 70 to Central City. The plaintiffs sought compensatory, treble and exemplary damages. On March 26, 2003, the district court entered an order dismissing with prejudice the plaintiffs’ seventh, eighth, eleventh, twelfth and thirteenth claims for relief (i.e., the state common law claims and the claims under RICO and its Colorado statutory counterpart (COCCA)). On March 31, 2004, the district court dismissed with prejudice the federal antitrust claims. The court declined to retain supplemental jurisdiction over the state antitrust claims, and dismissed them without prejudice. On April 30, 2004, the plaintiffs filed a notice of appeal in the district court, appealing the dismissals of their claims to the United States Court of Appeals for the Tenth Circuit. On April 19, 2005, the appellate court upheld the decision of the district court dismissing the plaintiffs’ action.  The plaintiffs did not file a petition for rehearing and did not file a petition the United States Supreme Court for review.  The time for doing so has expired.

We are also involved in routine litigation arising in the ordinary course of business. These matters are believed by the Company to be covered by appropriate insurance policies.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In connection with estate planning activities by our two shareholders, effective September 27, 2005, all 1,500 shares of our common stock, $.01 par value, were converted into a total of 1,320 Class A Common Shares, $.01 par value, and 180 Class B Common Shares, $.01 par value.  The shares are identical in all respects except that the Class A Common Shares are entitled to one vote per share and the Class B Common Shares are entitled to 50,000 votes per share.  The Class A and Class B Shares are owned equally by Richard E. Jacobs and Jeffrey P. Jacobs which in both cases include their family trusts.  No proceeds were obtained by the Company in connection with the stock conversion and no underwriters were involved.  The conversion was deemed exempt from the registration requirements of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.     Exhibits

(a) Exhibits

3.40	Certificate of Amendment to Certificate of Incorporation of Jacobs Entertainment, Inc. dated September 27, 2005.

3.41	Articles of Incorporation of Jacobs Pinon Plaza Entertainment, Inc. dated November 3, 2005.

10.14

Stock Purchase Agreement between Pimlico Racing Association, Inc., Laurel Racing Association Limited Partnership, The Maryland Jockey Club of Baltimore City, Inc., Maryland-Virginia Racing Circuit, Inc., and Colonial Downs, L.P. dated August 18, 2005.

10.14A

First Amendment to Stock Purchase Agreement between Pimlico Racing Association, Inc., Laurel Racing Association Limited Partnership, The Maryland Jockey Club of Baltimore City, Inc., Maryland-Virginia Racing Circuit, Inc., and

Colonial Downs, L.P. dated August 18, 2005.

10.15	Asset Purchase Agreement between Capital Cities Entertainment, Inc. and Jacobs Pinon Plaza Entertainment, Inc. dated November 2, 2005.

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d – 14(a) under Securities Exchange Act of 1934, filed under exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d – 14(a) under Securities Exchange Act of 1934, filed under exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jacobs Entertainment, Inc.

Registrant

Date: November 14, 2005	By:	/s/ Jeffrey P. Jacobs
Jeffrey P. Jacobs, Chief Executive officer and Chairman of the Board of Directors

/s/ Stephen R. Roark
Stephen R. Roark, Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.40	Certificate of Amendment to Certificate of Incorporation of Jacobs Entertainment, Inc. dated September 27, 2005.

3.41	Articles of Incorporation of Jacobs Pinon Plaza Entertainment, Inc. dated November 3, 2005.

10.14

Stock Purchase Agreement between Pimlico Racing Association, Inc., Laurel Racing Association Limited Partnership, The Maryland Jockey Club of Baltimore City, Inc., Maryland-Virginia Racing Circuit, Inc., and Colonial Downs, L.P. dated August 18, 2005.

10.14A

First Amendment to Stock Purchase Agreement between Pimlico Racing Association, Inc., Laurel Racing Association Limited Partnership, The Maryland Jockey Club of Baltimore City, Inc., Maryland-Virginia Racing Circuit, Inc., and Colonial Downs, L.P. dated August 18, 2005.

10.15	Asset Purchase Agreement between Capital Cities Entertainment, Inc. and Jacobs Pinon Plaza Entertainment, Inc. dated November 2, 2005.

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d – 14(a) under Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d – 14(a) under Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

E-1