Form 10-K
period 2005-12-31
JACOBS ENTERTAINMENT INC
filed 2006-03-29
CIK 1173284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (“Act”)

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File No. 333-88242

JACOBS ENTERTAINMENT, INC.

(Exact name of Registrant as specified in its charter)

Delaware	34-1959351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17301 West Colfax, Suite 250, Golden, Colorado 80401

(Address of principal executive offices) (Zip code)

(303) 215-5200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes   ☐   No   ☒

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes   ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 15, 2006
Class A Common Stock, $0.01 par value	1,320 shares
Class B Common Stock, $0.01 par value	180 shares

DOCUMENTS INCORPORATED BY REFERENCE:  None

See the exhibit index which appears on page E-1.

JACOBS ENTERTAINMENT, INC.

2005 ANNUAL REPORT ON FORM 10-K

Table of Contents

Item	Description

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosure about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services
Item 15.	Exhibits and Financial Statement Schedules

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this report that relate to matters that are not historical facts that we refer to as “forward-looking statements” regarding, among other things, our business strategy, our prospects and our financial position. These statements may be identified by the use of forward-looking terminology such as “believes,” “estimates, “expects, “intends,” “may,” “will,” “should” or “anticipates” or the negative or other variation of these or similar words, or by discussion of strategy or risks and uncertainties. Forward-looking statements in this report include, among other things, statements concerning:

•                                               projections of future results of operations or financial condition;

•                                               expectations for our casino and truck plaza properties; and

•                                               expectation of the continued availability of capital resources.

Any forward-looking statement made by us necessarily is based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic, regulatory, and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change. Actual results of our operations may vary materially from any forward-looking statement made by us or on our behalf. Forward-looking statements should not be regarded as representations by us or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject to include, but are not limited to, the following:

•                                           Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations.

•                                           We will require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors beyond our control.

•                                           Our indebtedness imposes restrictive covenants on us.

•                                           We may not be able to successfully integrate the operations of recent, proposed and future acquisitions into our business.

•                                           We may experience a loss of market share due to intense competition.

•                                           We face extensive regulation from gaming and other government authorities and the possibility that legislative changes may prohibit or limit our gaming activities.

•                                           Changes to applicable tax laws could have a material adverse effect on our operations and financial condition.

•                                           Our operations could be adversely affected due to the adoption of anti-smoking regulations.

•                                           We depend upon our key employees and certain members of our management.

•                                           Members of our board of directors own beneficially 100% of Jacobs Entertainment, Inc. and could have interests that conflict with yours.

•                                           We rely on the maintenance of agreements with Colonial’s horsemen.

•                                           Our business relies heavily on certain markets and an economic downturn in these markets could have a material adverse effect on our results.

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

ii

NON-GAAP FINANCIAL MEASURES

Consolidated EBITDA and the related ratios presented in this report are supplemental measures of our performance that are not required by, or presented in accordance with, generally accepted accounting principles. Consolidated EBITDA is not a measurement of our financial performance under generally accepted accounting principles and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with generally accepted accounting principles, or as an alternative to cash flow from operating activities as a measure of our liquidity.

Consolidated EBITDA consists of net income (loss) plus depreciation and amortization, interest expense, net of capitalized interest, and taxes. Consolidated EBITDA is presented because it is used as a supplemental performance measure to analyze the performance of our business and because it is frequently used by securities analysts, investors and others in their evaluation of companies in our industry, substantially all of which present EBITDA when reporting their results.

We use EBITDA, subject to certain adjustments, as a measure in debt covenants in our debt agreements. Our present indenture uses EBITDA, subject to certain adjustments, to measure our compliance with debt covenants. We also use EBITDA to evaluate and price potential acquisition candidates. We believe EBITDA facilitates operating performance comparisons from period to period and company to company by removing potential differences caused by variations in capital structures (affecting relative interest expense), tax positions (such as the impact on periods or type of companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense).

EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under generally accepted accounting principles. Some of these limitations are:

•                                           EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•                                           EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•                                           EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debts;

•                                           although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•                                           other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, Consolidated EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our generally accepted accounting principles’ results and using Consolidated EBITDA only supplementally. See our consolidated financial statements and the notes to those statements included elsewhere in this report.

INDUSTRY AND MARKET DATA

This report includes market and industry data that we obtained from our own research, studies conducted by third party sources that we believe to be reliable and industry and general publications by third parties and, in some cases, management estimates based on industry and other knowledge. We have not independently verified any of the data from third party sources, and we make no representation as to the accuracy of such information. While we believe internal company estimates are reliable and market definitions are appropriate, they have not been verified by any independent sources, and we make no representations as to the accuracy of such estimates.

iii

PART I

Item 1.                                                           Business

Introduction

Jacobs Entertainment, Inc. (“Jacobs Entertainment”) was formed as a Delaware corporation on April 17, 2001. We are a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Louisiana, Nevada and Virginia. We own and operate three casinos, 11 truck plaza video gaming facilities (one is leased) and a horseracing track with nine satellite wagering facilities (four are leased). In addition, we are a party to an agreement that entitles us to a portion of the gaming revenue from an additional truck plaza video gaming facility.

All of our gaming facilities target local customers and emphasize revenues from slot machine play or video gaming, or both. For the year ended December 31, 2005, our net revenues and EBITDA were approximately $233.9 million and $28.9 million, respectively. See Note 14 to our consolidated financial statements for information concerning the operational performance of the segments of our business.

The following table sets forth certain information and property level EBITDA (excluding corporate overhead) of our properties:

			As of December 31, 2005			Year Ended December 31, 2005
Property	Location	Facility Type	Approximate Gaming Square Footage	Gaming Machines	Table Games	Percentage of Gaming Revenue from Machines	Property Level EBITDA (1)
							(in thousands)
The Lodge Casino	Black Hawk, Colorado	Land-based casino	25,000	900	30	91%	$21,262
Gilpin Hotel Casino	Black Hawk, Colorado	Land-based casino	16,000	480	16	99	4,489
Gold Dust West Casino	Reno, Nevada	Land-based casino	17,500	500	0	100	6,103
Louisiana Truck Plazas	Louisiana (various locations)	Video gaming	9,000	570	0	100	15,733

Colonial Downs Racetrack and satellite wagering facilities	Virginia (various locations)	Horse racing and pari-mutuel wagering	N/A	N/A	N/A	N/A	(11,026)

Total			67,500	2,450	46		$36,561

(1)                    Property Level EBITDA excludes corporate overhead expense of $7,646 million in the aggregate for all of our properties and income tax expense of $423.

The following is a reconciliation of our property level EBITDA to our property level net income (loss) (in thousands):

		Depreciation			Income
		and	Interest	Interest	Tax	Net Income
Year ended December 31, 2005	EBITDA(1)	Amortization	Income	Expense	Expense	(Loss)

The Lodge Casino	$21,262	$3,372	$32	$8,342	$—	$9,580
Gilpin Hotel Casino	4,489	1,645	12	2,592	—	264
Gold Dust West	6,103	1,691	15	3,141	—	1,286
Louisiana Truck Plazas	15,733	2,387	20	2,794	—	10,572
Colonial Downs	(11,026)	1,685	86	322	—	(12,947)
Total Property Level EBITDA	36,561	10,780	165	17,191		8,755
Corporate overhead	(7,646)	225	7	5,213	423	(13,500)

Total	$28,915	$11,005	$172	$22,404	$423	$(4,745)

Business Strategy and Competitive Strengths

Our business strategy is to create a broad, geographically diversified base of gaming and pari-mutuel wagering properties that provide our customers with high quality experiences that build significant customer loyalty. We focus on attracting and fostering repeat business from local gaming patrons at our casino, truck plaza video gaming and pari-mutuel wagering facilities. Our local patrons are typically experienced gaming customers who seek convenient locations, high payouts, and a pleasant atmosphere.

We believe that there are opportunities for growth and operational efficiencies in the markets in which we operate. Black Hawk, Colorado, was one of the fastest growing gaming markets in the country, having experienced a 26.3% compound annual growth in gaming revenue, from 1998 through 2000. Revenues in 2001 through 2003 stabilized at approximately $500 million annually and rose to $524 million in 2004 and to $535 million in 2005. We believe that our two Black Hawk properties will continue to be competitive, and in 2003 we renovated our Gilpin Hotel Casino property in Black Hawk to enhance our competitive position. In 2005, we entered into an agreement to acquire an operating casino in Carson City, Nevada, and we entered into a land and building lease to develop a casino in Elko, Nevada. We have identified, evaluated and continue to consider several other potential small casino opportunities in Nevada. In the last three years, we acquired five additional Louisiana truck plaza video gaming facilities and we believe that there are other truck plaza video gaming properties that may be available for acquisition. In November 2003 and 2004, referendums were passed in four localities in Virginia that allowed us to expand our off-track wagering facilities from four to nine such facilities in the last two years. In addition, we may acquire or develop additional gaming properties in different jurisdictions catering to local gaming patrons in the future, further expanding our geographic diversity.

Our strategy for our casino and video gaming operations is to continue to provide our customers with a user-friendly gaming environment featuring convenient locations, ample parking, good food at affordable prices and promotional incentives that reward frequent play. Our strategy for our horse racing operations is to be a competitive participant in the industry by capitalizing on our unique dirt and turf track facilities for live racing, hosting marquee racing events, and expanding our off-track wagering facility network under appropriate circumstances.

Broad Geographic and Asset Diversification. We own and operate three land-based casinos, 11 truck plaza video gaming facilities and a horse racing track with nine off-track wagering facilities (of which four are leased), in four states. In addition, we are party to agreements that entitle us to a portion of the gaming revenue from an additional truck plaza video gaming facility. We believe that because of our geographic and asset diversification, we are less dependent on results at a specific property or in a specific market to generate our cash flow. This geographic diversity helps mitigate our susceptibility to regional economic downturns or weather conditions.

Strong Emphasis on Slot and Video Gaming Revenues. All of our gaming facilities emphasize slot machine or video gaming play, or both. We believe slot machine play to be the fastest growing, most consistently profitable and lowest risk segment of the gaming entertainment business. We offer a wide variety of games to attract customers and encourage them to play for longer periods of time, thereby promoting the stability of our gaming revenue. We intend to maximize slot and video gaming revenue by continuing to invest in state-of-the art equipment and systems and replacing older models with the most current product offerings in appropriate markets.

Significant Barriers to Entry. There are significant regulatory and other barriers to entry in each of the markets in which we operate. In Black Hawk, Colorado, these barriers include the limited availability of space in the approved gaming district, which is defined in the state constitution, the Gaming Commission’s regulations and the City of Black Hawk’s ordinances, and the high cost of acquiring land and constructing new gaming facilities. There are stringent licensing requirements and substantial licensing and compliance expenses attendant to commencing and conducting gaming operations in Nevada. In Louisiana, the barriers to entry include restrictions that require truck plaza video gaming facilities to meet specified minimum levels of diesel and total fuel sales, have a specified minimum site acreage and conduct restaurant operations not fewer than 12 hours per day. These restrictions also prohibit the operation of more than 50 video gaming machines at any location and require truck plaza video gaming facilities to be located only in those parishes that voted to continue video gaming during a one-time statewide referendum in 1996. In Virginia, in all but the county in which we operate and one additional county, any potential operator of any competing horse racing track would need to secure passage of a referendum in the locale in which the track is to be operated. An unlimited racetrack owner’s and operator’s license is required in order to have off-track wagering facilities. Off-track wagering facilities can only be opened in the current jurisdictions in which we operate plus one other county without passage of additional referendums.

Strong, Experienced Management Team. Our senior management team is an experienced group of industry veterans. Jeffrey P. Jacobs, our Chairman and Chief Executive Officer, has been Black Hawk Gaming’s Chief Executive Officer since November 1996 and the Chief Executive Officer of Colonial, our wholly owned subsidiary, since March 1997. Stephen R. Roark, our Chief Financial Officer and President of Casino Operations, has been Black Hawk Gaming’s President since September 1995 and its Chief Financial Officer since 1993. Ian M. Stewart, our President of Pari-Mutuel Wagering and

Video Poker Operations, has been President of Colonial since November 1998 and its Chief Financial Officer since June 1997. Michael Shubic, our Regional Vice-President of Casino Operations, has over 30 years of experience in the gaming industry. The three general managers of our casinos, who have a combined total of over 60 years of casino management experience, report directly to Mr. Shubic. Stan Guidroz is Vice President of Operations and oversees our truck plaza video gaming operations and has over 12 years of experience in the truck plaza video gaming business. Mr. Guidroz reports directly to Mr. Shubic. Further, Mr. Guidroz is supported by Reid Smith, John Jurewicz and J. Richard Gottardi, who oversee the day-to-day operations of our truck plaza video gaming operations and who have over 25 years of combined experience in the gaming industry. We believe the expertise and experience of our management team enables us to enhance the operation of our existing properties and any properties we may acquire in the future.

Our Properties and Operations

The Lodge Casino—Black Hawk, Colorado. The Lodge Casino in Black Hawk, Colorado, which commenced operations in June 1998, is one of 21 casinos located in the gaming district of Black Hawk. The Lodge services the greater Denver metropolitan area which is located 40 miles east of Black Hawk and has a population of approximately 2.4 million, as well as customers from nearby communities such as Boulder and Fort Collins, Colorado and Cheyenne, Wyoming. We believe that most of The Lodge’s customers are primarily day trip patrons who reside in the greater Denver metropolitan area. As of December 31, 2005, the Black Hawk market had approximately 9,700 gaming devices (slot machines, blackjack and poker tables) generating approximately $535 million in revenues for the year then ended. We are one of the largest gaming facilities in the market.

The Lodge is located on a 2.5 acre site that abuts State Highway 119, with approximately 25,000 square feet of gaming space on two floors containing 900 slot machines and 30 table games, 50 hotel rooms, three restaurants, four bars and on-site parking for 600 vehicles. Our property includes The White Buffalo Grille, an upscale dining facility and a buffet that was completely remodeled in 2002 at a cost of $1 million. Black Hawk has no significant lodging facilities other than our facility and the Isle of Capri, which has a 397-room hotel at its Black Hawk casino. Another competitor has announced plans to construct a 537-room hotel directly across from our Lodge casino, which is expected to be completed in the spring of 2007.

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

The Gilpin Hotel Casino—Black Hawk, Colorado. The Gilpin Hotel Casino, which commenced operations in October 1992, is a 37,000 square foot facility located on a one-acre site in the central Black Hawk gaming district. We expanded our facility through the acquisition of an adjacent casino in early 1994. We were one of the first casinos opened in Colorado following the legalization of casino gaming in 1991. We offer 480 slot machines,  a restaurant and two bars. We also offer slot club, busing and other promotional programs, and have available to our customers 200 surface parking spots in the heart of historic Black Hawk.

We commenced a remodeling and expansion of the Gilpin Hotel Casino in the third quarter of 2002 to place all gaming operations on a single floor and to upgrade and renovate the overall structure. These improvements cost approximately $7.8 million and were completed in June 2003. Although we experienced construction and other disruptions that adversely affected our business during the remodeling period, we believe these renovations have enhanced the Gilpin Hotel Casino’s competitiveness in the Black Hawk market. Further, in November 2004, we began a renovation of the third floor of the Gilpin Hotel Casino, which was completed in March 2005 at an approximate cost of $1.8 million. This addition, called the Gilpin Poker Room, initially added 16 live action poker tables with the space to add an additional 4 tables.

The Gold Dust West Casino—Reno, Nevada. The Gold Dust West Casino, located on 4.6 acres in Reno’s central downtown gaming district, has been operating since 1978. The casino caters to residents of Reno and surrounding areas and has about 17,500 square feet of gaming space, currently accommodating 500 slot machines. We offer the Wildwood Restaurant, a 6,600 square foot dining facility, 40 motel rooms, and surface parking for 300 vehicles. In December 2005, the Company recorded an abandonment charge of $1,424 representing the net book value of a stand-alone portion of the Gold Dust West's motel building (the “L-wing”) containing 66 of the previous 106 motel rooms. After considering alternative plans for this stand-alone portion of the motel, including a possible refurbish, it was decided that the property would be better served with improved access and expanded parking. The Company began demolition of the L-wing during the first quarter of 2006 and expects to complete the project late in the second quarter at an estimated total cost of $1.4 million. The Company expects to add approximately 75 parking spaces as a result of the demolition. The Company will continue to operate the remaining 40 hotel rooms. We implemented a slot player tracking system in September 2001, which has facilitated improvement of the casino’s operating results. During 2002, we made several improvements to the property including a significant remodeling of the Wildwood kitchen and serving line, the addition of outdoor signage, and general landscaping improvements. The Reno/Sparks, Nevada, market area generated approximately $1.0 billion of gaming revenues during each of the years ended December 31, 2003, 2004 and 2005. There were 25 casinos in the Reno/Sparks market area at December 31, 2005.

Louisiana Gaming Properties. Our truck plaza properties consist of 11 truck plaza video gaming facilities located in Louisiana and we share in the gaming revenues from an additional Louisiana truck plaza gaming facility. Our properties include the Houma Truck Plaza and Casino (a leased property) in Houma; Winner’s Choice Casino in Sulphur; Lucky Magnolia Truck Stop and Casino in St. Helena Parish; Bayou Vista Truck Plaza and Casino in Bayou Vista; Colonel’s Truck Plaza and Casino in Thibodaux; Raceland Truck Plaza and Casino in Raceland; Breaux Bridge in St. Martin Parish; Eunice in St. Landry Parish; Jefferson in Jefferson Parish (a leased property); Fuel Stop 36 in Lake Charles; and Larose Truck Plaza and Casino in Lockport. We acquired Fuel Stop 36 and the Larose Truck Plaza in December 2005. We are also party to an agreement that entitles us to a portion of the gaming revenues from Cash’s Truck Plaza and Casino in Lobdell. Each truck plaza features a convenience store, fueling operations, a restaurant operating not fewer than 12 hours per day, and 50 video poker devices (except for Lucky Magnolia Truck Stop and Casino and Larose Truck Plaza, which have 40 devices, and Fuel Stop 36, which has 39 devices).

The Louisiana video gaming industry consists of video gaming in 31 of Louisiana’s 64 parishes. The industry is highly regulated and video gaming machines can only be placed in qualifying bars, restaurants, hotels, satellite wagering facilities and truck plazas. In order to qualify for video gaming, a truck plaza must offer diesel fuel, gasoline, a convenience store, a restaurant and a place for truck drivers to shower and sleep. Our video gaming machines are located in a separate gaming room that is designed to provide a pleasant casino-like atmosphere. As of December 31, 2005, Louisiana had 153 licensed truck plazas.

The Louisiana truck plaza video gaming market caters primarily to local residents, whom we believe contribute to the vast majority of truck plaza gaming revenue. We believe that most of our video gaming customers live within a five-mile radius of our properties.

Colonial Downs—New Kent, Virginia. Colonial Downs, which opened in 1997, is a racetrack in New Kent, Virginia, which primarily conducts pari-mutuel wagering on thoroughbred and harness racing. The track facility was designed to provide patrons with a pleasant atmosphere to enjoy quality horse racing. The outside grandstand area, located on the first floor of the track facility, has an occupancy capacity of approximately 4,000 patrons. Also located on the first floor of the track facility are two simulcast television amphitheaters, two covered patio-seating areas, four bars, a large concession food court, gift shop, and wagering locations with approximately 72 tellers. The Jockey Club, which is in the main grandstand area located on the third floor of the track facility, includes a full-service dining area with a seating capacity of 548 patrons, two separate lounge areas, and additional wagering locations with 24 tellers. On the fourth floor is the Turf Club with seating for full service dining for 125 along with 10 luxury suites with skybox seating and a wagering location with eight tellers. In 2005, we added outdoor seating for additional patrons along the track’s homestretch in an area called “the Green.”

The one and one-quarter mile dirt track is one of the largest tracks in the United States and its 180-foot wide turf track is the widest turf track in North America. These unique configurations have attracted and are expected to continue to attract quality horses to the track. The track is known as a major turf racing center in the Mid-Atlantic region. Colonial Downs has conducted approximately 67% of its thoroughbred races over the turf course in 2005. Colonial Downs is developing the Virginia Derby, a turf race for three-year old thoroughbreds, into the marquee event of the thoroughbred meet. In 2005, the Virginia Derby was a Grade III stakes race.

In 2005, Colonial Downs created a new stakes race — the Colonial Turf Cup — which together with the Virginia Derby forms the first two legs of the Grand Slam of GrassTM. The Grand Slam of GrassTM consists of four races including the two races at Colonial Downs, the Secretariat to be held at Arlington Park, and the John Deere Breeders’ Cup Turf at Churchill Downs Park. Jacobs Investments, an affiliate of ours, had guaranteed $5 million to any horse that swept the series. Our horse swept the series. We had purchased an insurance policy to cover the potential estimated $2.4 million payable by us. The participating racetracks would have been responsible to pay $2.6 million.

Satellite Wagering Facilities, Virginia. In addition to our racetrack facility, we operate nine satellite wagering facilities in Virginia. These facilities provide simulcast pari-mutuel wagering on thoroughbred and harness racing from our racetrack and selected other racetracks throughout the United States. Our satellite wagering facilities are located in Brunswick County, two in Chesapeake, Hampton, Martinsville, Scott County, Vinton, and two in Richmond. These facilities employ state-of-the-art audio/video technology for receiving quality import simulcast thoroughbred and harness racing from nationally known racetracks.

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

In 2003, the legislature of the Commonwealth of Virginia passed a statute authorizing the Virginia Racing Commission to grant licenses and thereafter regulate account wagering in Virginia. On April 28, 2004, the Virginia Racing Commission granted Colonial a license to accept wagers over the telephone or through the internet via its advanced deposit wagering system. The advanced deposit wagering system became fully operational late in the third quarter of 2004. In addition, Colonial has entered into agreements with other licensed account wagering providers in Virginia. Pursuant to these agreements, Colonial receives a share of source market fees for wagers placed by Virginians through these account wagering service providers. In 2004, the legislature of the Commonwealth of Virginia passed a statute, signed by the governor of Virginia, authorizing up to ten satellite wagering facilities in localities that approved such facilities by referenda. On November 2, 2004, referenda were passed authorizing the locating of a satellite wagering facility in the following counties in Virginia: Henry County, Scott County and Westmoreland County. Thereafter, the Virginia Racing Commission granted Colonial licenses to own and operate a satellite wagering facility in Henry County and Scott County, Virginia. The Virginia Racing Commission can grant licenses for one more satellite wagering facility under existing legislation.

Certain Transactions During 2005

Pinon Plaza Resort. On November 2, 2005, we entered into a definitive Asset Purchase Agreement with Capital City Entertainment, Inc. (“CCI”), an unaffiliated party, under which we agreed to acquire all of the assets of the Best Western Pinon Plaza Resort, a division of CCI. The assets to be purchased include all of the personal property, buildings and improvements used by Pinon Plaza in the operation of its casino, hotel, bowling alley and RV park in Carson City, Nevada. The purchase price for the assets is $14,500,000.

Contemporaneously, we entered into a triple net ground lease covering land underlying the assets. The lessor is a family trust affiliated with CCI. The lease has a ten-year term with two ten-year extensions at our option. Rentals under the lease are $250,000 per year for years one through five, $300,000 per year for years six through ten, and a rate based on an MAI appraisal of the property during the first and second extension terms. We have the right to purchase the leased land at an MAI-appraised value at the end of the first ten-year term. We also have a right of first refusal should the lessor seek to sell the leased land to a third party.

Consummation of the Asset Purchase Agreement and entry into the land lease are subject to several customary conditions, particularly including approval of the Nevada State Gaming Control Board and the Nevada Gaming Commission. Nevada gaming approvals are expected no later than June 30, 2006. The transaction is also subject to our obtaining financing on terms acceptable to us.

The Pinon Plaza Casino, which commenced operations in 1995 is a 140,000 square foot facility located on 17.7 acres covered by the land lease discussed above. Pinon Plaza offers 330 slot machines and nine table games, four restaurants and two bars. It has a slot club and offers various promotional packages, many associated with its 32 lane bowling alley. The Pinon Plaza has 148 hotel rooms and operates under the “Best Western” brand and reservation system. It also owns and operates a 48-space RV park as part of the resort. There are 750 parking spaces for Pinon Plaza’s casino patrons and hotel guests.

Colonial Downs Management Agreement. In 1996, Colonial Downs, L.P., our wholly owned subsidiary, entered into a Management and Consulting Agreement with Maryland-Virginia Racing Circuit, Inc. (the “Circuit”), an affiliate of the Maryland Jockey Club (“MJC”), which was subsequently amended several times, to provide management for Colonial’s New Kent, Virginia, racetrack and satellite wagering facilities and to create a Maryland-Virginia thoroughbred racing circuit. Under the agreement, MJC agreed to suspend live racing at its racetracks, Laurel Park and Pimlico Race Course, during Colonial’s live thoroughbred meets. Parties to the agreement also exchanged simulcast signals for their live meets at no cost to either party. The Circuit managed Colonial’s satellite facilities as well as the live standardbred and thoroughbred meets and provided certain personnel, at its expense, for the live thoroughbred meet. For its services, the Circuit received a management fee of 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in Virginia, excluding certain amounts specified in the agreement (“Handle”), and 2.0% of all Handle in excess of $75 million per calendar year. In addition, Colonial agreed to pay a management fee of 3.25% of Handle for any future satellite facilities located in the counties of Loudoun, Fairfax, Prince William, and Arlington and the Virginia cities of Manassas, Manassas Park, Fairfax City, Falls Church, and Alexandria.

In February 2003, Colonial entered into an amendment to the agreement pursuant to which the Circuit agreed to a management fee of 1.5% of Handle for Handle in excess of $125 million generated from the racetrack and satellite facilities located in Richmond, Chesapeake, Brunswick, and Hampton and certain localities in the Central and Southside portions of Virginia. The agreement, as amended, was to remain in effect until 2036, provided Colonial owned, controlled, or operated the racetrack under its existing licenses. At Colonial’s option, Colonial had the right to terminate the agreement any time after 2021 upon payment of a fee equal to 17 times the average management fee paid during the three years immediately preceding such termination.

On August 17, 2005, Colonial entered into an agreement with Magna Entertainment Corp. (“MEC”), an unaffiliated party, under which Colonial acquired all of the outstanding shares of the Circuit, a wholly owned subsidiary of MEC. Under the terms of the agreement, Colonial paid MEC $7 million on closing and $3 million by way of a one-year interest-bearing note. Colonial also paid the Circuit’s prorated 2005 management fees and repaid approximately $145,000 plus accrued interest under an existing outstanding promissory note. A Maryland-Virginia thoroughbred racing circuit will continue for ten years under the agreement, with live thoroughbred racing concluding in Maryland by June 17 of each year and commencing at Colonial Downs thereafter. No live thoroughbred racing in Maryland will resume any earlier than August 1 of each year.

The purpose of the transaction was to obviate the approximately $1.8 million annual management fees payable to the Circuit under the contract which was effective until 2036. Colonial will, however, incur additional costs since it now will be responsible for the full cost of the thoroughbred meet as it assumes full management of the racing satellite wagering facilities. The stock acquisition which resulted in the indirect acquisition of the management agreement has been characterized as a termination of a contract because the primary asset owned by the Circuit was the management agreement with Colonial. As such, $10.4 million, consisting of the $10 million purchase price plus $400,000 in legal and professional fees associated with this transaction, has been expensed in our 2005 financial statements.

Elko, Nevada Land Lease. On November 14, 2005, we entered into a triple net lease with an unaffiliated party for the lease of a 37,000 square foot building and approximately six acres of land in Elko, Nevada. The lease has a five-year term with three five-year renewals at our option. Rent under the lease is $225,000 for the first year, with $50,000 of the first-year rent abated as an allowance for tenant improvements. The second year’s rent is $375,000 and for years three through five the annual rent is $450,000.

We have the right to buy the land and the building any time after the first 12 months through the 60th month for $5 million and from the 61st month through the 120th month for $5.4 million.

Our plan, which is subject to gaming approval and suitable financing, is to renovate and upgrade the building and install approximately 350 slot machines, six table games and appropriate food and beverage offerings. We estimate total pre-opening and gaming device costs to be approximately $25 million. Although there can be no assurance, we expect to commence renovation during the fourth quarter of 2006.

Dakota Works Land Lease and Option. On September 12, 2005, we entered into an agreement with Dakota/Blackhawk, LLC, an unaffiliated Colorado limited liability company (“Dakota”), granting us the option to purchase 2.2258 acres of undeveloped land situated in Gilpin County, Colorado, 40,788 square feet of which is situated within the Black Hawk Gaming District of Gilpin County, Colorado.

Pursuant to the option agreement, we have the exclusive right to purchase the property for $13 million. The option has an initial term of one year, with a right in our favor to extend the initial term for an additional one year period upon the payment of a non-refundable extension fee of $500,000. The option agreement provides for an initial option fee of $500,000 comprised of the following: (i) an initial deposit in the amount of $250,000, which was paid on the execution of the option agreement and (ii) a second payment of $250,000, which will be due 180 days from the execution date, provided that the option agreement has not been terminated earlier. Fifty percent of the initial option fee and fifty percent of the extension fee are to be applied to the purchase price if the property is purchased.

If the real estate purchase contract is closed, the purchase price must be paid as follows: (i) 50% of the purchase price minus the option fee credit, in cash or immediately available funds at closing; and (ii) a four year promissory note in the amount of 50% of the purchase price executed by us.

The property is across Main Street from our Lodge Casino. During the near term we intend to level the property to grade (at an estimated cost of $3.7 million) and utilize the additional surface parking to facilitate parking at The Lodge. In the long term, while no plans have been finalized, we may seek to develop the property into a hotel/casino which will be integrated with The Lodge facilities.

Video Gaming Truck Plazas. In December 2005, we acquired two of our 11 Louisiana truck plaza video gaming facilities from two unaffiliated companies for an aggregate consideration of $12.3 million. We paid $3.5 million of the purchase price from internal funds and our owners contributed $8.8 million in additional capital to the company to pay the balance. The two truck plazas acquired were Fuel Stop 36 located in Calcasieu Parish and Larose Truck Plaza located in Lafourche Parish. Fuel Stop 36 is located near Lake Charles, Louisiana and had 39 video draw poker gaming devices when purchased. We are currently expanding that operation to fifty devices. Larose is located in Lockport, Louisiana and currently contains 40 video draw poker gaming devices. We acquired all of the land and buildings associated with both of these operations.

Seasonality and Weather Conditions

Seasonality and weather conditions can affect our results of operations. Winter travel conditions can adversely affect patronage and revenues at our Colorado casinos. Although casino business is not seasonal, levels of gaming activity increase significantly during weekends and holidays, especially holiday weekends. Hurricanes Katrina and Rita temporarily affected our truck plaza video gaming operations in late 2005. Similar  hurricanes could have a material adverse effect on our Louisiana operations in future years. Our pari-mutuel wagering revenues are higher during scheduled live racing than at other times of the year. Adverse weather conditions can cause cancellation of or curtail attendance at outdoor races, thereby reducing wagering and our revenues. Attendance and wagering at both outdoor races and satellite wagering facilities can be harmed by holidays and other competing seasonal activities.

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

We also compete with gaming operators in other gaming jurisdictions such as Las Vegas, Nevada, and Atlantic City, New Jersey. Our competition includes casinos located on Native American reservations throughout the United States, which have the advantage of being exempt from certain state and federal taxes. Some Native American tribes are either establishing or are considering the establishment of gaming at additional locations. Expansion of existing gaming jurisdictions and the development of new gaming jurisdictions and casinos on Native American-owned lands would increase competition for our existing and future operations. In addition, increased competition could limit new opportunities for us or result in the saturation of certain gaming markets. See Item 1A “Risk Factors—Competition” below.

Casino Properties. We believe the primary competitive factors in the Black Hawk, Colorado, market are location, availability and convenience of parking; number and types of slot machines and gaming tables; types and pricing of amenities, including food; name recognition; overall atmosphere; and customer service. We believe our Colorado casinos generally compete favorably based on these factors.

Our Colorado casinos are on opposite sides of Main Street in Black Hawk. Because of their proximity, our Black Hawk casinos compete for some of the same customers. Further, there were 20 other casinos operating in Black Hawk on

December 31, 2005. There were approximately 9,700 gaming devices (slot machines, blackjack and poker tables) in Black Hawk as of December 31, 2005.

Central City is located adjacent to Black Hawk and provides the most direct competition to the gaming establishments in Black Hawk. There were six casinos operating in Central City with approximately 2,000 gaming devices as of December 31, 2005. Black Hawk has historically enjoyed a competitive advantage over Central City in large part because access by State Highway 119 (formerly the only major access to Black Hawk from the Denver metropolitan area and Interstate 70) requires customers to drive by and, in part, through Black Hawk to reach Central City. Central City acquired a right-of-way and formed an entity to construct a road from I-70 directly into Central City, commonly referred to as the Southern Access. Financing was obtained and road construction was completed in late 2004. It is now possible for certain traffic that passed through Black Hawk to proceed directly to Central City from Interstate 70. Nonetheless, motorists driving from the Denver metropolitan area still have the option of choosing to go either to Black Hawk or Central City without having to drive through the other town. Since completion of the Southern Access, three additional casinos have reopened or developed in Central City.

Large, well-financed companies have entered the Black Hawk and other Colorado markets and others may enter through the purchase or expansion of existing facilities, which could have a material adverse effect on our results of operations and financial position. For example, the Mountain High Casino (formerly the Black Hawk Casino by Hyatt) opened in December 2001. The Mountain High Casino is directly across the street from The Lodge Casino. On January 1, 2005, Ameristar Casinos, Inc. purchased this facility and has since announced that it will commence construction of a 537 hotel room tower, a convention center, and other amenities. Under Ameristar’s ownership, this facility has been expanded to approximately 1,900 slot machines and 24 table games, and a parking garage accommodating 800 vehicles. No other casinos are currently under construction in Black Hawk. In 2003, the Isle of Capri Casinos, Inc. purchased Colorado Central Station, directly across the street from its existing facility and subsequently completed a major renovation and expansion project physically linking the two properties. The combined casinos are the largest in Black Hawk with approximately 2,200 gaming devices, 400 hotel rooms and 2,500 parking spaces. The Isle of Capri is noted for its aggressive marketing programs. The Mardi Gras casino, next to our Lodge casino, was purchased in 2005 and the new owners can be expected to develop and implement new marketing programs.

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

Our video gaming operations also face competition from other truck plaza video gaming facilities located in surrounding areas, as well as competition from Louisiana horse racing facilities, some of which have been authorized to operate video gaming machines, and restaurants and bars with video gaming machines. As of December 31, 2005, there were 153 truck plazas in Louisiana licensed to operate video gaming devices.

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

We have competed and will compete for wagering dollars and simulcast fees with live racing and races simulcast from racetracks in other states, particularly racetracks in neighboring states such as Charles Town in West Virginia, Pimlico Race Course, Laurel Park, and Rosecroft Raceway in Maryland, and Delaware Park in Delaware. In connection with our acquisition of the Circuit, a subsidiary of MEC, we entered into an agreement pursuant to which a Maryland-Virginia thoroughbred racing circuit continues for ten years, with live thoroughbred racing concluding in Maryland by June 17 of each year and commencing at Colonial Downs thereafter. No live thoroughbred racing in Maryland will resume any earlier than August. If the Virginia or Maryland Racing Commissions do not agree to the party’s proposed racing days in any of the next ten years, our track may compete directly with Pimlico Race Course and Laurel Park in Maryland.

We also compete for wagering dollars with account wagering companies operating both legally and illegally in Virginia. These companies take wagers from Virginians both over the phone and the internet. We believe our agreements with two licensed account wagering companies provide us with fair compensation for their activities. Unlicensed account wagering companies have lower costs than Colonial and thus are able to attract customers in Virginia with large wagering rebates.

Employees and Labor Relations

As of year end, we had approximately 1,000 full-time and part-time employees at our facilities in Black Hawk, Colorado, and Reno, Nevada, 400 employees at our facilities in Virginia and 185 employees at our facilities in Louisiana. Employees include cashiers, dealers, food and beverage service personnel, facilities maintenance, security, valet, accounting, marketing, and personnel services. We consider relations with our employees to be good.

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

It is illegal to operate a gaming facility without a license issued by the Gaming Commission. The Gaming Commission is empowered to issue five types of gaming and gaming-related licenses. The licenses are revocable and nontransferable. Black Hawk Gaming’s failure or inability to obtain and maintain necessary gaming licenses would have a material adverse effect on its gaming operations.

The Colorado casinos were granted retail/operator licenses concurrently with their openings. The licenses are subject to continued satisfaction of suitability requirements and must be renewed annually. The current licenses for both Colorado casinos were renewed on April 21, 2005. There can be no assurance that the Colorado casinos can successfully renew their licenses in a timely manner from year to year.

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

As a general rule, under the Colorado Regulations, it is a criminal violation for any person to have a legal, beneficial, voting or equitable interest, or right to receive profits in more than three retail/operator gaming licenses in Colorado. Black Hawk Gaming has an interest in two such licenses. Any expansion opportunities that we may have in Colorado are limited to one more license.

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

Gaming Regulation and Licensing—Nevada

The ownership and operation of casino gaming facilities in Nevada, including the Nevada casino operated by our indirect subsidiary Gold Dust West Casino, Inc. (“Gold Dust West”), are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (the “Nevada Act”) and to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the Nevada State Gaming Control Board (the “Nevada Board”), and various local ordinances and regulations, including, without limitation, those of the City of Reno (collectively, the “Nevada Gaming Authorities”).

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

Gold Dust West has been licensed by the Nevada Gaming Authorities. Gaming licenses require the periodic payment of fees and taxes and are not transferable. Our subsidiary Black Hawk Gaming & Development Company, Inc. (“Black Hawk Gaming”) is currently registered by the Nevada Commission as an intermediary company and has been found suitable to own the stock of Gold Dust West, which is a corporate licensee under the terms of the Nevada Act. Jacobs Entertainment is currently registered by the Nevada Commission as a publicly traded corporation (a “Registered Corporation”) and has been found suitable as the sole shareholder of Black Hawk Gaming. Registered Corporations, registered intermediary companies, and corporate licensees are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. Substantially all material loans, leases, sales of securities and similar financing transactions by Jacobs Entertainment, Black Hawk Gaming and Gold Dust West must be reported to or approved by the Nevada Commission. No person may become a stockholder of, or holder of an interest in, or receive any percentage of profits from a corporate licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. Jacobs Entertainment, Black Hawk Gaming, and Gold Dust West’s controlling persons, directors and certain officers have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required in order to engage in gaming activities in Reno, Nevada.

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

If it were determined that the Nevada Act was violated by Jacobs Entertainment, Black Hawk Gaming or Gold Dust West, the registrations or gaming licenses that Jacobs Entertainment, Black Hawk Gaming, and Gold Dust West hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, Jacobs Entertainment, Black Hawk Gaming, Gold Dust West and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Gold Dust West Casino and, under certain circumstances, earnings generated during the supervisor’s appointment (except for reasonable rental value of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming licenses of Gold Dust West or the appointment of a supervisor could (and revocation of any gaming license would) have a material adverse effect on Jacobs Entertainment’s gaming operations, financial condition and results of operations.

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

Jacobs Entertainment and Black Hawk Gaming may not make a public offering without the prior approval of the Nevada Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On September 27, 2005, the Nevada Commission granted Jacobs Entertainment prior approval to make public offerings for a period of two years, subject to certain conditions (the “Shelf Approval”). The Shelf Approval also applies to any affiliated company wholly owned by us which is a publicly traded corporation or would become a publicly traded corporation pursuant to a public offering. The Shelf Approval, however, may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.

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

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities, and corporate defense tactics affecting Nevada corporate gaming licensees may be injurious to stable and productive corporate gaming. Regulations of the Nevada Gaming Commission provide that control of a Registered Corporation cannot be acquired through a tender offer, merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover whatsoever without the prior approval of the Nevada Gaming Commission. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices on Nevada’s gaming industry and to further Nevada’s policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before we can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by us in response to a tender offer made directly to our stockholders for the purposes of acquiring control of us.

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

The act gives the Board broad authority and discretion in the licensing of persons for video draw poker operations within the State of Louisiana. Generally, a person may not be licensed for video draw poker if he has been convicted in any jurisdiction of any of the following offenses within ten years prior to the date of the application for a video draw poker license or less than ten years has elapsed between the date of application for a video draw poker license and the successful completion or service of any sentence, deferred adjudication, or period of probation or parole for any such offense: (i) any offense punishable by imprisonment for more than one year; (ii) theft or any crime involving false statements or declarations; or (iii) gambling, as defined by the laws or ordinances of any municipality, any parish, any state, or the United States. The act and its corresponding regulations further provide that an application for a video draw poker license may be denied if it contains any material omission of information. An applicant must also not be delinquent in state or federal income taxes, penalties or interest or delinquent in the payment of any sales taxes, penalties, or interest to either the state or any local governing authority of the parish or municipality in which the establishment is located.

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

The suitability standards must be met by every person who has or controls directly or indirectly more than a 5% ownership, income, or profit interest in an entity that has or applies for a license in accordance with the act, or who receives more than a 5% revenue interest in the form of a commission, finder’s fee, loan repayment, or any other business expense related to the gaming operation, or who has the ability, in the opinion of the Division, to exercise a significant influence over the activities of a licensee authorized or to be authorized by the act. For the purposes of the act, all gaming-related associations, outstanding loans, promissory notes, or other financial indebtedness of an applicant or licensee must be revealed to the Division for the purposes of determining significant influence and suitability. While significant influence is determined on a case-by-case basis, it has generally been interpreted to include any person who is an officer or director of any juridical entity that is an applicant for a video draw poker license as well as the spouse of any person having more than a 5% ownership, income, or profit interest in an applicant as well as the spouse of any officer or director of any juridical entity applicant.

The suitability criteria law makes an exception for institutional investors. An institutional investor of any applicant otherwise required to be found suitable or qualified pursuant to the act is presumed suitable or qualified upon submitting documentation to the Board and the Division sufficient to establish qualifications as an institutional investor as described below, and upon certifying that: (i) it owns, holds, or controls publicly traded securities issued by a licensee or permittee or a holding, intermediate, or parent company of a licensee or permittee in the ordinary course of business for investment purposes only; (ii) it does not exercise influence over the affairs of the issuer of the securities or over any licensed or permitted subsidiary of the issuer of the securities; and (iii) it does not intend to exercise influence over the affairs of the issuer of the securities, or over any licensed or permitted subsidiary of the issuer of the securities, in the future, and that it agrees to notify the Board in writing within 30 days if that intent should change.

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

If any person required to be found qualified or suitable fails to provide all or part of the documents or information required by the Board or the Division, and if, as a result, any person holding a license issued pursuant to the act is not or may no longer be qualified or suitable, the Board will issue, under penalty of revocation of the license, a condition naming the person who failed to provide all or part of the documents or information required by the Board or the Division, and declaring that such person may not: (i) receive dividends or interest on securities of a corporation holding a license, if the person has or controls directly or indirectly more than a 5% ownership, income, or profit interest in such corporation; (ii) exercise directly, or through a trustee or nominee, a right conferred by securities of a corporation holding a license, if the person has or controls directly or indirectly more than a five percent ownership, income, or profit interest in such corporation; (iii) receive remuneration or other economic benefit from any person holding a license issued pursuant to the provisions of the act; (iv) exercise significant influence over the activities of a person holding a license issued pursuant to the provisions of the act; or (v) continue owning or holding a security of a corporation holding a license if the person has or controls directly or indirectly more than a 5% ownership, income, or profit interest in such corporation.

Operating video draw poker devices at truck plazas in Louisiana requires both an establishment license and a device owner license. The establishment license permits the placement by a licensed device owner of video draw poker devices on the licensed premises. A device owner license permits the licensed entity to place and operate video draw poker devices at licensed establishments. In many cases, an establishment licensed for the placement of video draw poker devices will contract with a licensed device owner for video draw poker device placement services for a percentage of the video draw poker revenues. A licensed establishment may also, however, be a licensed device owner. A licensed device owner entity must be majority-owned by a person who has resided within the State of Louisiana for a period of two years.

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

The number of video draw poker devices permissible in a qualified truck stop facility is based on average monthly fuel sales, as follows: (i) 100,000 gallons of fuel, of which at least 40,000 gallons are diesel—not more than 50 devices; (ii) 75,000 gallons of fuel, of which at least 30,000 gallons are diesel—not more than 40 devices; (iii) 50,000 gallons of fuel, of which at least 10,000 are diesel—not more than 35 devices. Once licensed, if a truck stop facility sells less than an average of

50,000 gallons per month but more than 25,000 gallons per month in any calendar quarter, the truck stop facility will not be permitted to operate any video draw poker devices in the following calendar quarter. A qualified truck stop facility that sells less than an average of 25,000 gallons per month in any calendar quarter will be subject to revocation of its video draw poker license. Bulk sales or transfers may not be used to calculate monthly averages. The fuel facility is required to offer fuel for sale in the regular course of business at retail, at a price at least 6% above the delivered cost of the fuel.

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

All suitability information and applications required to be submitted with respect to the 11 Louisiana truck plazas currently owned by our affiliates have been submitted to the Board and the Division. The approval of the December 2005 acquisitions of Fuel Stop 36 and Larose are currently pending. However, because the Board and the Division conduct a new suitability investigation in connection with each acquisition of a facility at which video gaming devices are to be operated, regardless of prior approvals, there can be no guarantee that a suitability approval will ultimately result with respect to the plazas that we propose to acquire.

Gaming Regulation and Licensing—Virginia

Colonial’s success is dependent upon continued government and public acceptance of horse racing as a form of legalized gaming. Although Colonial believes that pari-mutuel wagering on horse racing will continue to be legal in Virginia, gaming has come under increasing scrutiny nationally and locally.

Opposition to the Virginia Racing Act has been unsuccessfully introduced in the Virginia legislature in the past, but additional legislative opposition may arise in the future. Any repeal or material amendment of the Virginia Racing Act could have a material adverse effect on Colonial’s business of pari-mutuel wagering.

Under the Virginia Racing Act, the Virginia Racing Commission is vested with control over all aspects of horse racing with pari-mutuel wagering and the power to prescribe regulations and conditions under which such racing and wagering are conducted. The Virginia Racing Commission is responsible for, among other things, (i) conducting a review annually of the Colonial’s track and satellite wagering facility licenses, (ii) annually approving Colonial’s proposed schedule of racing days, (iii) approving new or modified types of pari-mutuel wagering pools requested by Colonial, (iv) issuing permits to all officers, directors, racing officials, and other employees of Colonial, and (v) approving simulcast schedules at the track and at the satellite wagering facilities. The Virginia Racing Commission also has the authority to promulgate regulations pertaining to Colonial’s track facilities, equipment, safety and security measures, and controls the issuing of licenses and permits for participants in pari-mutuel racing, including Colonial employees at the track and at the satellite wagering facilities. In addition, the Virginia Racing Commission must approve any acquisition or continuing ownership of a 5% or greater interest in Colonial. Action by the Virginia Racing Commission that is inconsistent with the Colonial’s business plan could have a material adverse effect on Colonial.

During the 2000 session of the Virginia General Assembly, an amendment to the Racing Act was passed that requires Colonial to enter into contracts with each representative horsemen’s group and provides for it to contribute to the purse account of the respective breed a minimum of 5% of the first $75 million of simulcast amounts wagered (“handle”), 6% of the next $75 million and 7% of all handle over $150 million. The amendment also provides for the breakage generated by pari-mutuel wagering to be allocated 70% to capital expenditures and 30% to backstretch benevolent activities. Prior to this amendment, Colonial received all breakage. The Virginia Racing Act requires that, after July 1, 2000, we enter into contracts with each representative horsemen’s group that provide for us to contribute, by breed of horse, a minimum of 5% of the first $75 million of handle, 6% of the next $75 million of handle and 7% of all handle over $150 million to the purse account of the respective breed. Finally, the amendment empowers the Commission to summarily suspend Colonial’s licenses if it believes the Racing Act or the regulations have been violated. In addition, the Interstate Horse Racing Act also requires that we secure the consent of the Virginia Horsemen’s Benevolence and Protective Association (the “VaHBPA”) and the Virginia Harness Horse Association (“VHHA”) to the export simulcasting of races. These consents are usually contained in the agreement between each group and us.

The licenses issued by the Virginia Racing Commission to Colonial for the racetrack and its satellite wagering facilities are for a period of not less than 20 years, but are subject to annual review by the Virginia Racing Commission. It is possible that such licenses will not be renewed or that such licenses could be suspended or revoked by the Virginia Racing Commission for violations of the Virginia Racing Act or Virginia Racing Commission rules. We also hold an advance deposit account wagering license that is renewable annually. Our current license expires December 31, 2006.

Our agreement with the VHBPA expires December 31, 2007. Our agreement with the VHHA expires March 31,2006. We have signed a new agreement with the VHHA and have submitted it to the Virginia Racing Commission for approval. In the event the agreement is not approved, the Virginia Racing Commission has the right to suspend our licenses to operate our racetrack and the satellite wagering facilities until agreements are in place although it has not indicated that it will do so. Although it is difficult to the predict the likelihood of such an event, closure of the satellite wagering facilities would be detrimental to the horsemen’s groups as well as us since each horsemen’s group’s primary source of purse funds is its percentage of wagering at the satellite facilities.

Colonial, the track and the satellite wagering facilities are also subject to a variety of other laws and regulations, including zoning, construction, and land-use laws and the regulations of the Virginia Alcoholic Beverage Control Board. Such laws and regulations may affect the selection of racing center sites because of parking, traffic flow, and other similar considerations. Any interruption or termination of Colonial’s ability, or that of its concessionaires, to serve alcoholic beverages could have a material adverse effect on Colonial.

Gaming Regulation—Federal

Colonial’s  interstate simulcast operations are subject to the Federal Interstate Horse Racing Act, which regulates interstate satellite wagering. In order to conduct wagering on import simulcasting at the track or any racing center, the Interstate Horse Racing Act requires Colonial to obtain the consent of the Virginia Racing Commission, the consent of the racing commission of the state where the horse racing meet originates, and the consent of the representative horsemen groups in the origination state. To conduct export simulcasting, Colonial must obtain the consent of the Virginia Horseman’s Benevolent and Protective Association or the Virginia Harness Horse Association, and the Virginia Racing Commission. Also, in the case of satellite wagering to be conducted at any of Colonial’s satellite wagering facilities, the Interstate Horse Racing Act requires Colonial to obtain the approval of all currently operating horse racetracks within 60 miles of the satellite wagering facilities or if there are no currently operating tracks within 60 miles, the approval of the closest operating horse racetrack, if any, in an adjoining state. Significant delay in obtaining or failure to obtain these consents or approvals could have a material adverse effect on Colonial.

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

Alcohol regulation within the State of Louisiana is performed primarily by the Office of Alcohol and Tobacco Control (the “Board”). The Commissioner of the Board is given broad discretion in the granting and denial of state alcohol permits. While permits are issued on a state level, the local municipality is also permitted to provide for concurrent local licensing. The state alcohol regulatory scheme is contained at Title 26:1 of the Louisiana Revised Statutes (hereinafter referred to as the “act”). Generally, no permit may be issued if the applicable premises is located three hundred feet or less, as fixed by the local municipal ordinance, of a public playground or of a building used exclusively as a church or synagogue, public library, or school. Local municipalities are also permitted to regulate the opening and closing hours of permitted businesses as well as to prohibit the sale of alcoholic beverages altogether by referendum vote of the people within the municipality. A local municipality may also regulate via zoning designations the permissibility or prohibition of the permitting of businesses that sell alcoholic beverages within that municipality. All of our video gaming truck plaza facilities are currently licensed by the applicable state and local alcohol licensing authorities.

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

If Virginia ABC agents discover license violations, a disciplinary hearing will typically be conducted with a Virginia ABC hearing officer. Any aggrieved localities and members of the community may attend the hearing and present any additional or relevant objections or complaints concerning the license. The Virginia ABC Board has broad power to limit, condition, suspend or revoke any license granted on discovery of any violation. Any disciplinary action by the Virginia ABC Board or any failure to renew or any revocation of a liquor license would likely have a material adverse effect on the operation of Colonial’s track and satellite wagering facilities.

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

Colonial is subject to a number of federal, state and local taxes and fees. These include fees to support the Virginia Breeders’ Fund, taxes payable to the Commonwealth of Virginia, taxes and admission charges payable to New Kent County, where the track is located, and taxes payable to localities in which satellite wagering facilities are located based upon attendance and the amount of monies wagered both at the track and at the satellite wagering facilities. Colonial believes that the public acceptance of pari-mutuel wagering on horse races, as well as other forms of gaming, is based, in part, on the governmental revenues it generates from taxes and fees on such activities. It is possible that gaming activities, including horse racing, may become a target for additional federal, state, or local taxes and fees. A significant increase in such taxes or fees or the creation of significant additional taxes or fees could have a material adverse effect on us.

Item 1A.        Risk Factors

To inform readers of our future plans and business strategies, this report contains statements concerning our future performance, intentions, objectives, plans and expectations that are or may be deemed to be “forward-looking statements.” Our ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. Such factors affecting us include, but are not limited to, the following:

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt agreements.

We have a significant amount of indebtedness. As of December 31, 2005 we had total indebtedness excluding accounts payable and accrued expenses of approximately $183 million and total stockholders’ equity of approximately $68 million. Our substantial indebtedness could have important consequences. For example, it could:

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

•                                          merge or consolidate; and

•                                          transfer and sell assets.

Our credit facility also requires us to meet a number of financial ratios and tests. The covenants governing the notes and the covenants governing our credit facility restrict the operations of our subsidiaries and these limitations could impair our ability to meet such financial ratios and tests. In addition, our ability to meet these ratios and tests and to comply with provisions governing our indebtedness may be affected by changes in economic or business conditions or other events beyond our control. Our failure to comply with our debt-related obligations could result in an event of default which, if not cured or waived, could result in an acceleration of our indebtedness. Acceleration of indebtedness outstanding under our credit facility or any of our other indebtedness may cause us to be unable to make interest payments on our debt and to repay the principal amount of our debt or may cause the guarantors to be unable to make payments under their guarantees.

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

•                                          sell assets;

•                                          restructure debt; or

•                                          raise additional capital.

Furthermore, we intend to refinance all of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all.

Risks Related to Our Senior Secured Notes

Holders’ rights to receive payments on our 11 7/8% Senior Secured Notes in the principal amount of $148 million as of December 31, 2005 (the “notes”) are effectively subordinated to payments under our Senior Credit Facility and any equipment financing to the extent of the collateral securing this other debt. The proceeds from the collateral securing the notes may not be sufficient to pay all amounts owed under the notes if an event of default occurs, even if the fair market value of the collateral would otherwise be sufficient to pay the amounts owed under the notes.

The notes and guarantees are effectively subordinated to (i) up to $10.0 million principal amount of indebtedness that may be incurred under our Senior Credit Facility with respect to the assets securing the Senior Credit Facility, pursuant to the intercreditor agreement described below, and (ii) any future equipment financing and purchase money debt, in each case to the extent of the assets securing that indebtedness. We may incur purchase money obligations and capital lease obligations in an aggregate principal amount not to exceed the greater of $5.0 million or 15% of our consolidated earnings before interest, depreciation and amortization for the trailing four quarters. Those obligations may be secured by liens on the financed collateral senior to the lien securing the notes and guarantees, and the right of payment of those obligations will be pari passu with the notes. As a result, upon any distribution to our creditors or the creditors of any subsidiary guarantors in bankruptcy, liquidation, reorganization or similar proceedings, or following acceleration of our indebtedness or an event of default under such indebtedness, our lenders under our Senior Credit Facility, our equipment financing and our purchase money indebtedness will be entitled to be repaid in full from the proceeds of the assets securing such indebtedness, or the sale of the equipment subject to such equipment financing, before any payment is made to note holders from such proceeds. There can be no assurance that the fair market value of the collateral securing the notes would be sufficient to pay the amounts due under the notes, even absent the Senior Credit Facility, any equipment financing and any purchase money debt.

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

Our original senior notes in the amount of $125 million were issued in February 2002 with original issue discount. As a result, holders of these notes will generally be required for United States federal income tax purposes to include in gross income accrued original issue discount on the notes before the receipt of a cash payment on account thereof, and in the event of a bankruptcy of the Company, a note holder’s claim would not include any unamortized original discount.

Original issue discount (the difference between the notes’ stated redemption price at maturity and their issue price) will accrue from the February 2002 issue date of the notes, and purchasers of these notes generally will be required to include such amounts in gross income for United States federal income tax purposes in advance of their receipt of the cash payments to which the income is attributable.

If a bankruptcy case is commenced by or against us under the United States Bankruptcy Code after the issuance of the notes, the claim of a holder of the notes may be limited to an amount equal to the sum of (i) the notes’ issue price, (ii) accrued and unpaid interest thereon through the date of the bankruptcy filing, and (iii) that portion of the original issue discount deemed to have accrued from the issue date through the date of the bankruptcy filing. Any original issue discount deemed not to have accrued as of the date of any such bankruptcy filing would constitute “unmatured interest” and would not be allowed under the Bankruptcy Code. Accordingly, the holder’s claim would likely be less than the notes’ stated redemption price at maturity.

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

Casino Operations. Our casino operations are conducted in Black Hawk, Colorado, and Reno, Nevada. Competition in the Black Hawk gaming market, which is the primary gaming market in Colorado, is intense. In addition, large, well-financed companies have entered the Black Hawk and other Colorado markets through the purchase or expansion of existing facilities and others may continue to do so, all of which could materially harm our business, financial condition and results of operations. For example:

•                                     Ameristar Casinos, Inc. purchased Mountain High Casino (formerly the Black Hawk Casino by Hyatt) in a bankruptcy sale. That casino is directly across from our Lodge Casino and it has expanded the casino area and parking garage. Ameristar has announced plans to construct a 537-room hotel and add a convention center and other amenities and facilities. In all respects, Ameristar is known to be a fierce competitor in gaming markets in which it operates;

•                                     Isle of Capri Casinos, Inc. recently purchased Colorado Central Station, directly across the street from its existing facility, and in 2005 completed a major renovation and expansion project physically linking the two properties. The combined casinos are the largest in Black Hawk with approximately 2,300 gaming devices, 400 hotel rooms and 2,500 parking spaces. Isle of Capri is noted for its aggressive marketing programs;

•                                     the Mardi Gras casino, next to our Lodge casino, was purchased in 2005 and the new owners have expanded and improved their property and can be expected to develop and implement new and aggressive marketing programs;

•                                     late in 2004, Central City, a gaming area about one mile from Black Hawk, completed the “Southern Access,” a road which directly connects Central City to Interstate 70. The new access road to Central City enables existing casinos and possible new casinos to pose a significant competitive threat to gaming activities in Black Hawk;

•                                     the Cheyenne and Arapahoe Indian tribes claiming significant treaty rights to land in Colorado have pursued a plan to exchange those rights for land east of the Denver metropolitan area on which to build and operate a large casino gaming facility. Although this project appears to be dormant at present, if it is renewed and survives political and other challenges, it could have a material adverse effect on gaming revenues in Black Hawk and at our Lodge and Gilpin casinos; and

•                                     the 2005 acquisition of four Colorado racetracks (two of which are in the Denver metropolitan area) that have been owned and operated by Wembley, Plc, may reinvigorate efforts to authorize video lottery terminals at the state’s racetracks. If this authorization is granted by the Colorado Lottery Division, the Colorado state legislature, or the voters, it could have a material adverse effect on gaming revenues in Black Hawk and at our Lodge and Gilpin casinos.

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

The Gold Dust West Casino in Reno, Nevada, encounters strong competition from large hotel and casino facilities and smaller casinos similar in size to the Gold Dust West Casino in the Reno area, which includes Sparks, Nevada. There is also competition from gaming establishments in other towns and cities in Nevada and from a significant Native American gaming facility located near the California-Nevada state line.

In addition, we believe that the introduction of casino gaming, or the expansion of presently conducted gaming activities (particularly at Native American establishments) in areas in or close to Nevada, such as California, Oregon, Washington, Arizona and western Canada, could materially harm our operations at our Reno property.

Louisiana Truck Plaza Operations. Our Louisiana truck plaza operations compete with other truck plazas located in Louisiana and other forms of gaming, such as land-based, riverboat and Native American casinos, as well as slot machines located at horseracing tracks and video poker machines located in bars, restaurants, hotels and off-track wagering facilities. There were 153 licensed video poker truck plazas in Louisiana at December 31, 2005.

Pari-Mutuel Wagering Operations. We operate a racetrack in New Kent, Virginia, and off-track wagering facilities in Brunswick County, Chesapeake (two), Hampton, Martinsville, Scott County, Vinton, and Richmond (two), Virginia.

We compete with racetracks located outside Virginia (including several in Delaware, Maryland, New Jersey, New York, Pennsylvania, and West Virginia, some of which augment their purses with slot machine revenues) and other forms of gaming, such as land-based casinos, including those in Atlantic City, New Jersey, and statewide lotteries in Virginia and neighboring states. We also face competition from a wide range of entertainment options, including live and televised sporting events and other recreational activities such as theme parks (Kings Dominion to the northwest and Busch Gardens to the southeast).

We compete for wagering dollars and simulcast fees with live racing and races simulcast from racetracks in other states, particularly racetracks in neighboring states such as Charles Town in West Virginia, Pimlico Race Course, Laurel Park, and Rosecroft Raceway in Maryland, and Delaware Park in Delaware. We also compete for wagering dollars with account wagering companies operating both legally and illegally in Virginia.  These companies take wagers from Virginians both over the phone and the internet.  We believe our agreements with two licensed account wagering companies provide us with fair compensation for their activities.  Unlicensed account wagering companies have lower costs than Colonial Downs and thus are able to attract customers in Virginia with large wagering rebates.

We face extensive regulation from gaming authorities.

Licensing Requirements. As owners and operators of gaming and pari-mutuel wagering facilities, we are subject to extensive state and local and some federal regulation. State and local authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming and wagering operations. Various regulatory authorities, including the Colorado Limited Gaming Control Commission, the Nevada Gaming Commission, the Nevada State Gaming Control Board, the Louisiana Gaming Control Board and the Virginia Racing Commission may, for any reason set forth in the applicable legislation, limit, condition, suspend or revoke a license or registration to conduct gaming or wagering operations or prevent us from owning the securities of any of our gaming or wagering subsidiaries. Like all gaming and wagering operators in the jurisdictions in which we operate, we will need to apply periodically to renew our licenses or registrations. We cannot assure you that we will be able to obtain such renewals. Regulatory authorities may also levy substantial fines against us or seize our assets or those of our subsidiaries or of the people involved in violating gaming laws or regulations. Any of these events could materially harm our business, financial condition and results of operations. Gaming authorities in the United Sates can generally require that any beneficial owner of our securities, including holders of our debt, file an application for a finding of suitability.

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

Taxation. We believe that the prospect of significant additional revenue is one of the primary reasons that jurisdictions permit legalized gaming and wagering. As a result, gaming and wagering companies are typically subject to significant taxes and fees in addition to normal federal, state, local and provincial income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to all of our operations. From time to time, federal, state and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming and wagering industry. It is not possible to predict the likelihood of changes in tax laws or in the administration of such laws. Similarly, special improvement districts, now in existence or those that may be formed in the future, may impose assessments in the form of additional taxes or fees that will finance infrastructure improvements that enhance the attractiveness or accessibility of casinos with which we compete and/or add to our costs of doing business, either of which can negatively affect the competitive position of our Lodge and Gilpin casinos. Such changes, if adopted, could materially harm our business, financial condition and results of operations.

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

Jeffrey P. Jacobs, our Chairman and Chief Executive Officer, and his family trusts own 50% of our equity securities and trusts controlled by Richard E. Jacobs, his father, own the remaining 50% of our equity securities. Each has the ability significantly to influence our affairs, including the election of our directors and transactions including mergers, consolidations or sales of assets. Although Messrs. Jacobs have agreed not to pursue any U.S. casino or gaming activities except through us, they are allowed to purchase additional truck plazas in Louisiana which we have the right to buy at their cost. Any such activities by them could be competitive with our operations in that state.

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

In addition, seasonality and weather conditions can affect our results of operations. Winter travel conditions can adversely affect patronage and revenues at our Colorado casinos. Although casino business is not seasonal, levels of gaming activity increase significantly during weekends and holidays, especially holiday weekends. Hurricanes Katrina and Rita temporarily affected our truck plaza video gaming operations in late 2005. Similar hurricanes could have a material adverse effect on our Louisiana operations in future years. Our pari-mutuel wagering revenues are higher during scheduled live racing than at other times of the year. Adverse weather conditions can cause cancellation of or curtail attendance at outdoor races, thereby reducing wagering and our revenues. Attendance and wagering at both outdoor races and satellite wagering facilities can be harmed by holidays and other competing seasonal activities.

We depend on agreements with Colonial’s horsemen to operate our racing and wagering business.

The Federal Interstate Horseracing Act and the Virginia Racing Act require Colonial to have written agreements with representative Virginia horsemen’s groups in order to simulcast races. Our agreement with the Virginia Horsemen’s Benevolence and Protective Association (the “VaHBPA”) expires on December 31, 2007. We have signed a new agreement with the VaHBPA and have submitted it to the Virginia Racing Commission for approval.

In the event the agreement is not approved, the Virginia Racing Commission has the right to suspend our licenses to operate our racetrack and the satellite wagering facilities until agreements are in place although it has not indicated that it will do so. Although it is difficult to predict the likelihood of such an event, closure of the satellite wagering facilities would be detrimental to the horsemen groups as well as us since each horsemen group’s primary source of purse funds is its percentage of wagering at the satellite facilities.

Energy price increases may adversely affect our costs and our revenues.

Our casino and horse racing and pari-mutuel wagering operations use significant amounts of electricity and other forms of energy. Any substantial increase in the cost of the forms of energy we use may negatively affect our results of operations. In addition, consumer energy or gasoline price increases may reduce the disposable income of our potential customers or their willingness to patronize our operations and correspondingly reduce our patronage and revenues. Furthermore, a fuel price increase may impact fuel sales in Louisiana, making it more difficult to meet minimum fuel sale requirements.

Item 1B.                                                  Unresolved Staff Comments

None.

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

Item 4.                                                           Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.                                                           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of our outstanding common stock is held by one person and four related trusts and, accordingly, there is no established trading market for our common stock. We have elected to be taxed under the provisions of SubChapter S of the Internal Revenue Code of 1986. Under those provisions, the owners of our common stock pay taxes on our taxable income. Our ability to make distributions to our stockholders is limited by the terms of credit agreements and the indenture related to our indebtedness.

We have no equity compensation, stock option or similar plans relating to our equity securities.

We have made no repurchases of our equity securities since our inception in 2001.

Item 6.                                                           Selected Financial Data

Jacobs Entertainment, Inc.

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

	2001	2002	2003	2004	2005
	(In Thousands)

Statements of Operations Data:
Net revenues	$46,653	$153,720	$171,849	$194,152	$234,083
Total costs and expenses	42,568	130,869	149,645	170,620	216,173
Operating income	4,085	22,851	22,204	23,532	17,910
Interest expense, net	(4,130)	(18,106)	(19,573)	(19,641)	(22,232)
Income tax expense	—	—	—	—	(423)
Equity in earnings (loss) of investments and minority interest	4,635	(1,807)	—	—	—
Net income (loss)	$4,590	$2,938	$2,631	$3,891	$(4,745)
Balance Sheet Data (end of period):
Current assets	$5,148	$26,850	$22,045	$28,284	$30,078
Total assets	105,992	236,226	238,984	252,266	278,753
Current liabilities	10,233	24,351	24,107	25,329	30,572
Long-term debt, capital lease obligations and other liabilities	14,692	147,113	145,867	152,333	180,379
Minority interest	17,308	—	—	—	—
Stockholders’ equity	63,759	64,762	69,010	74,604	67,802

Item 7.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the results of our operations on a historical basis for the years indicated. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements that are included elsewhere in this Form 10-K. Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties described elsewhere in this report.

Our historical information may not necessarily be meaningful when making year-to-year comparisons, as our cost structure, debt structure, capitalization, and the overall composition of our company following the transactions discussed herein have significantly changed. Further, the historical information should not necessarily be taken as a reliable indication of our future performance.

TABLE OF CONTENTS TO MANAGEMENT’S DISCUSSION AND ANALYSIS (MD&A)

Description of item

1.	Company background
2.	Significant transactions occurring during the year ended December 31, 2005 and their related accounting treatment
3.	Overview and discussion of our operations—i.e., how we look at things
4.	Comparison of our historical operations for the year ended December 31, 2005 to the year ended December 31, 2004
5.	Comparison of our historical operations for the year ended December 31, 2004 to the year ended December 31, 2003
6.	Liquidity and capital resources—December 31, 2005
7.	Critical accounting policies and estimates
8.	EBITDA segment information and discussion of operations—three years ended December 31, 2005

1.                                      Company background

We are a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Louisiana, Nevada and Virginia. Presently, we own and operate three land-based casinos, eleven truck plaza video gaming facilities (including the five additional truck plazas we acquired in March and December 2005) and a horseracing track with nine satellite wagering facilities, two of which were opened in 2005. We are also a party to an agreement that entitles us to a portion of the gaming revenues from an additional truck plaza video gaming facility.

On February 22, 2002, we completed several acquisitions, which were primarily funded from the proceeds of $125 million in senior secured notes issued on February 8, 2002. On March 2, 2005, we issued $23 million in principal amount of additional notes to acquire three video gaming truck plazas from a related party. We are paying an interest rate of 11 7/8% on all of these notes and they are due in February 2009. In December 2005, we purchased two additional video gaming truck plazas in Louisiana from unrelated parties.

We have elected to be taxed under the provisions of Subchapter “S” of the Internal Revenue Code of 1986. Under those provisions, the owners of our company pay income taxes on our taxable income.

2.                                    Significant transactions occurring during the year ended December 31, 2005 and their related accounting treatment

Sale of additional notes and purchase of three video poker truck plazas

On March 2, 2005 we sold $23 million of new notes subject to the same terms and conditions as our existing senior secured notes, carrying a coupon of 11 7/8% are due 2009 with interest payable on each February 1 and August 1. We issued the new notes at a 10% premium over their principal amount which yielded total proceeds, before offering costs, of approximately $25.3 million. We used $22.5 million of the proceeds to acquire three video poker truck-plaza operations known as Breaux Bridge, Eunice and Jefferson Parish from a related party which is owned and controlled by our owners. The balance of the proceeds was used to pay the offering costs of the new notes. Breaux Bridge opened for gaming operations on September 22, 2004, Eunice opened for gaming operations on March 28, 2005, and due to the impacts of hurricanes Katrina and Rita, our Jefferson Parish facility’s license was delayed 90 days, and became licensed and operational for gaming purposes on September 22, 2005. Generally, these three locations conducted truck, fuel and convenience store sales operations for several months prior to being allowed to commence video poker gaming operations.

Due to the related party nature of this transaction (and under the terms of the indenture governing our notes) we obtained a fairness opinion from an investment banking firm that the acquisition of the three video poker truck plazas was fair to us from a financial point of view. For accounting and financial reporting purposes, the transaction was accounted for as a combination of entities under common control which is treated similarly to a pooling of interests. Under this method of accounting, the acquisitions were recorded at the related party’s historical identifiable cash cost in the net assets acquired, approximately $10.1 million. The difference between the purchase price of $22.5 million and the net assets acquired of $10.1 million was recorded for accounting and financial reporting purposes as a net distribution to our two owners of approximately $12.4 million, and accordingly our stockholders’ equity  was reduced by that net amount.

The consolidated financial statements presented in this Form 10-K have been restated to the dates of the formation of each of the three acquired truck plaza entities during 2003.

The accompanying management’s discussion and analysis of operations for the years ended December 31, 2005, 2004 and 2003 includes retroactive adjustments to account for the acquisition of the three video poker truck plazas as though the transaction had occurred at the beginning of each of the years presented. Accordingly, certain historical data that was previously reported in prior filings has been adjusted to account for this business combination.

Termination of management contract and acquisitions

On September 30, 2005, Colonial completed a transaction with Magna Entertainment Corp. (“MEC”), an affiliate of the Maryland Jockey Club (“MJC”), under which Colonial acquired all of the outstanding shares of Maryland-Virginia Racing Circuit, Inc. (the “Circuit”), a wholly-owned subsidiary of MEC, for $10 million. The sale was approved by the Virginia Racing Commission on September 28, 2005. Under the terms of the purchase agreement, Colonial paid $7 million in cash at closing and issued a one-year $3 million note bearing interest at the prime rate plus 1% (7.75% at December 31, 2005). The note is guaranteed by JEI. The stock acquisition has been characterized as a termination of a contract because the primary assets owned by the Circuit was a management agreement with Colonial and as such, $10.4 million, which is the $10 million purchase price plus $0.4 million in legal and professional fees associated with this transaction, has been expensed in the current year. As part of the transaction, Colonial paid off an existing promissory note to MJC in the amount of $73,000, plus accrued interest. Colonial also paid the Circuit’s prorated 2005 management fees of approximately $1.8 million. Under the agreement, a Maryland-Virginia thoroughbred racing circuit will continue for ten years with live thoroughbred racing in Maryland concluding on the later of the Monday following the running of the Preakness Stakes or June 17 of each year and beginning at Colonial Downs thereafter. Under the agreement, no live thoroughbred racing will resume in Maryland before August 1st of each year.

On December 16, 2005, we acquired from an unaffiliated party Fuel Stop 36 in Lake Charles, Louisiana for $6.1 million. On December 20, 2005, we acquired from an unaffiliated party the assets of Larose Truck Plaza in Larose Louisiana for $6.2 million. The purchases of these two truck plaza video gaming facilities were recorded using the purchase method of accounting.

3.                                      Overview and discussion of our operations—i.e., how we look at things

During the fourth quarter of 2005 we began to consolidate the management and accounting functions of our company. We relocated our offices and have made Golden, Colorado our corporate headquarters. We believe that over the long-term we will gain greater operational efficiencies and costs savings. Each of our casino properties (The Lodge, the Gilpin, and the Gold Dust), i.e., the Western Division, is managed by an on-site General Manager, each of whom reports to a Vice-President of Operations who is located in our Golden, Colorado offices. Our Eastern Division comprises all of our video poker truck-plaza operations and our Virginia race-track and satellite betting parlor facilities. Each of our respective divisions is headed by a President, each of whom reports to our Chief Executive Officer located in West Palm Beach, Florida. Our management team conducts monthly video conferencing and teleconferencing calls and each of the divisions functions as a separate profit center. We account for our businesses in segments, with each segment designated by the respective state in which the properties operate. Presently, we operate with four segments: Colorado, Louisiana, Nevada and Virginia. By centralizing our operations we believe we are able to obtain some economies of scale in accounting, human resources, centralized purchasing and other areas. We will continue to consolidate several of our other corporate functions as we expand the company’s operations and acquire additional properties.

When we analyze and run our business units, we focus on several measurements which we believe provide us with the necessary ratios and key performance indicators in order for us to determine how we are doing versus our competition and against our own internal goals and budgets. We confer monthly and discuss and analyze significant variances and try to identify trends and changes in our business. Additionally, we utilize EBITDA (earnings before interest, taxes, depreciation and amortization) as one of the primary methods of reviewing and analyzing the results of our operations of each property. While we recognize that EBITDA is not a generally accepted accounting principle (i.e., a non-GAAP financial measure), we nonetheless believe it is useful because it allows investors and management to evaluate and compare operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Additionally, most analysts following the gaming industry utilize EBITDA as a financial measurement and when our note holders inquire and discuss our operational performance with us, they invariably inquire as to our EBITDA and our EBITDA margins versus our competitors. Finally, EBITDA is a key component of certain financial covenants contained in our debt agreements and as such it is a critical ingredient that we watch closely in order to measure our historical performance as well as to determine our ability to achieve future growth and ensure compliance with our note indenture covenants.

In addition to the performance measurements discussed above, we pay particular attention to our monthly and annual cash flow. Our business is sensitive to shifts in volumes and levels of activity and we find it necessary to watch our cash closely. Every six months (February 1 and August 1) we have a cash interest payment due on our $148 million of senior secured notes amounting to $8.8 million. We have a $10 million revolver with a lender on which we usually draw about $2 to $5 million every nine months in order to make our interest payments. This is generally a function of the timing of cash receipts from our operations coupled with the amount of cash we need to run the business—i.e., our cash inventory. We estimate that we require approximately $12 million of cash inventory to run our business. We may be able to reduce this amount when we are able to consolidate our cash from our various operations. This would reduce the amount of borrowings we would need and free up cash and working capital to pay interest on our notes and/or to finance operations. This will be another byproduct of our goal to centralize our business operations. See also “Liquidity and Capital Resources.”

Our results of operations reflect the consolidated operations of all our subsidiaries. A summary of our consolidated operating results for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Year Ended December 31,
	2005	2004	2003
	(In Thousands)
Revenues
Gaming:
Casino	$115,607	$108,347	$96,816
Truck plaza	37,432	24,842	24,108
Pari-mutuel	35,988	32,946	29,189
Food and beverage	19,774	17,964	16,383
Convenience store—fuel	37,361	21,690	17,229
Other	11,096	8,538	7,776
Less: promotional allowances	(23,175)	(20,175)	(19,652)

Total net revenues	234,083	194,152	171,849

Costs and expenses	216,173	170,620	149,645
Operating income	17,910	23,532	22,204
Interest expense, net	(22,232)	(19,641)	(19,583)
Other income	—	—	10
Income tax expense	(423)

Net (loss) income	$(4,745)	$3,891	$2,631

4.                                    Comparison of our historical operations for the year ended December 31, 2005 to the year ended December 31, 2004

Revenues:

Casino revenues increased approximately $7.3 million or 7% from $108.3 million for the year ended December 31, 2004 to $115.6 million for the year ended December 31, 2005. The increase in casino revenues is a result of increased casino revenues at The Lodge of $4.1 million or 6% and the Gilpin of $2.9 million or 16%, and the Gold Dust of $0.3 million or 1%. The increase in the revenues at our properties is a result of several factors. We have continued to focus our capital investments in our slot products including the implementation of Ticket-In Ticket-Out (“TITO”) systems at The Lodge and Gilpin. The Gilpin’s poker room was opened in March 2005 resulting in increased casino revenues of approximately $0.9 million as compared to the prior year. In addition, casino revenues at our two Colorado properties were positively affected due to construction disruptions at two competing casinos.

Truck plaza gaming revenues increased approximately $12.6 million or 51% for the year ended December 31, 2005 compared to the year ended December 31, 2004. We attribute $7.1 million of this increase to the gaming operations of our five new truck plaza locations acquired during the year ended December 31, 2005. The Breaux Bridge truck plaza commenced gaming operations in the third quarter of 2004. The Eunice and Jefferson truck plaza locations commenced gaming operations in the late first and third quarters of 2005 respectively. The Larose and Fuel Stop 36 truck plaza locations commenced gaming operations late in the fourth quarter of 2005.

Pari-mutuel revenues increased $3.0 million or 9% from $32.9 million to $35.9 million for the year ended December 31, 2004 compared to the year ended December 31, 2005.  The increase was primarily due to the opening in August of a new satellite wagering facility in Henry County, Virginia, and the opening in October 2005 of a second satellite wagering facility in Chesapeake, Virginia, and an increase in the number of live racing days in 2005 from 66 to 76.

Food and Beverage revenues increased $1.8 million or 10% from $18 million to $19.8 million for the year ended December 31, 2004 as compared to the year ended December 31, 2005. Of this increase, $0.5 million is attributable to the Lodge, $0.5 million to Colonial and $0.8 million to the truck plaza facilities. The increase at Colonial is attributable to the opening in August 2005 of a new satellite wagering facility in Henry County, Virginia, the opening in October 2005 of a second satellite wagering facility in Chesapeake, Virginia, and an increase in the number of live racing days from 66 in 2004 to 76 in 2005. The increase at the truck plazas is attributable to the acquisitions of the 5 additional truck plaza locations, which was $0.5 million of the increase, and the remaining $0.3 was attributable to overall change in the food menu in mid 2005.

Convenience store fuel revenues increased $15.7 million or 72% from $21.7 million to $37.4 million for the year ended December 31, 2005 compared to the year ended December 31, 2005. The increase was the result of the average selling price of fuel rising from $1.78 to $2.29 per gallon, and the acquisition of the five additional truck plaza locations in 2005.

Other revenues increased $2.6 million or 30% from $8.5 million for the year ended December 31, 2004 to $11.1 million for the year ended December 31, 2005. The increase is primarily attributable to miscellaneous sales made at the new satellite wagering facility that opened in November 2005 in Richmond, Virginia, and the new satellite wagering facility opened in October 2005 in Vinton, Virginia as well as the convenience store revenues generated from the opening of the Breaux Bridge, Louisiana truck plaza location in 2004.

Promotional allowances increased $3 million or 15% from $20.2 million for the year ended December 31, 2004 to $23.2 million for the year ended December 31, 2005. The increase is primarily associated with an increase in promotional allowances at The Lodge of $2.1 million, the Gilpin of $0.1 million, the Gold Dust West $0.1 million and the truck plazas in Louisiana of $0.7 million. The increase at The Lodge, the Gilpin and the Gold Dust West is attributable to a combination of increased complimentary sales and cash incentives to our customers. The increase in Louisiana is attributable primarily to $0.3 million in complimentary food and beverage sales at the five new truck plaza locations and $0.4 million in additional promotional allowances from new customer reward programs which began in mid 2005.

Cost and Expenses:

The total costs and expenses shown in the above summary of our consolidated operating results include all costs and expenses for our casino operations, pari-mutuel facilities, video poker truck plaza operations, as well as our corporate overhead and abandonment costs. Total costs and expenses increased $45.5 million or 27% from $170.6 million for the year ended December 31, 2004 to $216.2 million for the year ended December 31, 2005 and was primarily attributable to the increased revenue discussed above and as detailed below.

Included in our total costs and expenses is our casino operating costs which we review when we analyze our casino performance. Our total casino operating costs increased $4.9 million or 6% to $84.2 million from $79.3 million for the year ended December 31, 2005 compared to the year ended December 31, 2004.

The Lodge casino comprised $2.2 million of this increase, the Gilpin accounted for $2.6 million of the increase, with the balance of $0.1 million  attributable to Gold Dust West. The increase in The Lodge expenses was due to increased gaming taxes (resulting from increased gaming revenues), slot participation costs, general operating supplies, and maintenance. The increase at the Gilpin was attributable to gaming taxes and operating costs of the Gilpin Poker room which opened in the first quarter of 2005. The increase at the Gold Dust West was related to an increase depreciation and an increase in repairs and maintenance costs related to the snow storms that impacted the Reno market in January 2005.

Included in our total costs and expenses is our video poker truck plaza operating costs which we review when we analyze our truck plaza performance. Our total operating costs and expenses at our video poker truck plaza expenses increased $24 million or 54% to 69 million for the year ended December 31, 2005 compared to 44.8 million for the year ended December 31, 2004. Approximately $12 million of this increase is due to the opening of the five new truck plazas, $8.5 million was the result of increased fuel costs and approximately $3.7 million reflects other costs primarily associated with direct costs incurred on increased gaming and convenience store revenues of the truck plazas.

Included in our total costs and expenses is our pari-mutual facilities which we review when we analyze our race-track and our off track betting facilities. Our total operating costs and expenses at our pari-mutual facilities increased $16.5 million or 43% to $54.7 million for the year ended December 31, 2005 compared to $38.2 million for the year ended December 31, 2004. This increase is primarily attributable to the opening of the new satellite wagering facilities in Chesapeake, Virginia and Henry County, Virginia which we opened in August 2005 and October 2005, respectively, an increase in expense due to additional live race days, and $10.4 million in costs related to the Circuit contract termination described in Section 2 above.

On September 30, 2005, Colonial completed a transaction with MEC under which Colonial acquired all of the outstanding shares of the Circuit for a purchase price of $10 million. Under the terms of the purchase agreement, Colonial paid $7 million in cash at closing of the transaction and issued a one-year $3 million note bearing interest at the prime rate plus 1% (7.75% at September 30, 2005). The stock acquisition has been characterized as a termination of a contract. As such, $10.4 million, including the $10 million purchase price and $0.4 million in legal and professional fees associated with this transaction, has been expensed in 2005.

Our total corporate overhead costs and expenses increased by $1.4 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase is primarily the result of $0.6 million in costs to organize and operate a charity poker festival in Cleveland, Ohio from July through September 2005. The remaining $0.8 million increase is due to increased travel expenses, compensation, and legal fees.

Abandonment costs decreased $1.5 million or 51% for the year ended December 31, 2005 compared to the year ended December 31, 2004. During the year ended 2004, we recorded a $2.9 million charge to operations attributable to the write-off of abandoned project costs. Included in these costs was $1.8 million related to development costs associated with a potential gaming site in D’Iberville, Mississippi, $0.8 million in direct acquisition costs consisting of option payments, and legal and accounting fee expenditures associated with four separate unrelated parties to acquire seven video poker truck plaza operations in Louisiana and approximately $0.3 million in other capitalized costs charged to operations due to abandonment of miscellaneous other projects. The 2005 abandonment charge of $1.4 million represents the allocated net book value of a stand-alone portion of the Gold Dust West’s motel building (“the L-wing”) containing 66 of the property’s 106 motel rooms. After considering alternative plans for this stand-alone portion of the motel including a refurbishing, it was decided that the property would be better served with improved access and expanded parking. We began demolition of the L-wing during the first quarter of 2006 and expect to complete the project late in the second quarter at an estimated total cost of $1.4 million. We expect to add approximately 75 parking spaces as a result of the demolition. We will continue to operate the remaining 40 hotel rooms.

Interest expense increased $2.7 million for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase is attributable to the issuance of $23 million in additional senior secured notes in conjunction with the acquisition of three truck plaza facilities as discussed above.

Income tax expense of $0.4 million was incurred during the year ended December 31, 2005. On March 11, 2002, we received notice from the Internal Revenue Service asserting deficiencies in federal corporate income taxes for a subsidiary for the 1998 tax year. The proposed adjustment relates to the deductibility of depreciation taken against certain costs incurred by The Lodge to build and improve public assets. We are in the final phases of settling this issue with the Internal Revenue Service and have estimated and charged to earnings $423,000 which includes $149,000 of interest.

5.                                    Comparison of our historical operations for the year ended December 31, 2004 to the year ended December 31, 2003

Revenues:

Casino revenues increased $11.5 million or 12% from $96.8 million for the year ended December 31, 2003 to $108.3 million for the year ended December 31, 2004. The increase in casino revenues is a result of increased casino revenues at The Lodge of $6.5 million or 11%, the Gilpin of $2.5 million or 15% and Gold Dust West of $2.5 million or 13%. We expanded capital expenditures in our slot product during 2004 including the implementation of a Ticket-In Ticket-Out (“TITO”) system at Gold Dust West. Additionally, it appears that our marketing efforts proved successful as we continue to receive more than our fair share of the market (i.e. the percentage of casino revenues in our market as compared to the percentage of machines in our market). Finally, casino revenues at our two Colorado properties were positively affected due to construction disruption at two competing casinos. It is anticipated that these competing casinos will have completed additions to their garages, restaurants and gaming facilities in the spring of 2006 with the completion of a hotel addition in the spring of 2007.

Truck plaza revenues increased $0.7 million or 3% from $24.1 million for the year ended December 31, 2003 to $24.8 million for the year ended December 31, 2004. The increase in gaming revenues is a result of continuing marketing programs implemented to drive video poker revenue and the opening of the Breaux Bridge, Louisiana truck plaza in July 2004.

Pari-mutuel revenues increased $3.8 million or 13% from $29.2 million for the year ended December 31, 2003 to $32.9 million for the year ended December 31, 2004. The increase in revenues is due to the new satellite wagering facility that we opened in November 2003 in Richmond, Virginia, and the new satellite wagering facility opened in October 2004 in Vinton, Virginia, coupled with eight additional live racing days at our track in New Kent, Virginia, during the year ended 2004 as compared to the year ended 2003.

Food and beverage revenues increased $1.6 million or 10% from $16.4 million for the year ended December 31, 2003 to $18 million for the year ended December 31, 2004. This increase is attributable to an increase of $0.5 million at the Gilpin, $0.5 million at The Lodge, $0.1 at Colonial, and $0.5 at the truck plazas in the current period as compared to the prior year. The increase in food and beverage revenues at The Lodge and Gilpin casinos was a result of increased traffic through the casinos as discussed above. The increase in food and beverage revenues at Colonial is attributable to the new satellite facility that opened in November 2003 in Richmond, Virginia, and the new satellite wagering facility opened in October 2004 in Vinton, Virginia. The increase in food and beverage revenues at the truck plazas in 2004 as compared to the year ended 2003 was a result of increased complimentary activity to customers which was designed to drive an increase in fuel sales volume and truck plaza casino revenues as well as the opening of the Breaux Bridge, Louisiana location in 2004.

Convenience store fuel revenues increased $4.5 million or 26% from $17.2 million for the year ended December 31, 2003 to $21.7 million for the year ended December 31, 2004. The increase is primarily attributable to the increase in the average price of fuel during 2005 as compared to 2004 as well as the opening of the Breaux Bridge, Louisiana location in 2004.

Other revenues increased $0.8 million or 10% from $7.8 million for the year ended December 31, 2003 to $8.5 million for the year ended December 31, 2004. The increase is primarily attributable to miscellaneous sales made at the new satellite wagering facility that opened in November 2003 in Richmond, Virginia, and the new satellite wagering facility opened in October 2004 in Vinton, Virginia as well as the convenience store revenues generated from the opening of the Breaux Bridge location in 2004.

Promotional allowances increased $0.5 million or 3% from $19.7 million for the year ended December 31, 2003 to $20.2 million for the year ended December 31, 2004. The increase is primarily due to an increase of $0.3 million in promotional allowance at the truck plaza facilities and a $0.3 million increase in promotional allowance at the Gilpin, offset by a decrease of $0.1 million in promotional allowances at The Lodge. The increases in the truck plaza and the Gilpin’s promotional allowances are associated with increased complimentary food and beverage promotions for our players and the opening of the Breaux Bridge, Louisiana location in 2004. The decrease in promotional allowances at The Lodge was attributable to a change in the marketing cash back program during 2004.

Cost and Expenses:

Costs and expenses increased $21 million or 14% from $149.6 million for the year ended December 31, 2003 to $170.6 million for the year ended December 31, 2004. The increase in costs and expenses was primarily related to the increased revenue levels discussed above. During the year ended 2004, we recorded a $2.9 million charge to operations attributable to the write-off of abandoned project costs. Included in these costs is $1.8 million related to development costs associated with a potential gaming site in D’Iberville, Mississippi. After considering various development projects, we chose to pursue other alternatives which, in our estimation, would result in greater returns than the potential of the D’Iberville site. The majority of these abandoned project cost expenditures were primarily associated with land option payments and design, development and planning costs. Further, we charged to operations approximately $0.8 million in direct acquisition costs consisting of option payments, and legal and accounting fee expenditures associated with four separate unrelated parties to acquire seven video poker truck plaza operations in Louisiana. Based on the results of the due diligence work, we abandoned the potential acquisitions with all seven truck plaza operations targeted for acquisition. Finally, approximately $0.3 million in other capitalized costs was charged to operations due to abandonment of miscellaneous other projects.

6.                                    Liquidity and capital resources—December 31, 2005

As of December 31, 2005, we had cash and cash equivalents of $21.8 million which was relatively unchanged compared to $21.5 million in cash and cash equivalents as of December 31, 2004.

We have a $10 million senior credit facility of which $5.4 million and $10 million was available as of December 31, 2005 and December 31, 2004, respectively. The senior credit facility carries an interest rate of 1.75% above the prime rate and expires in July 2007.

As discussed above, on March 2, 2005, we sold $23 million of new notes. The new notes are subject to the same terms and conditions of our existing senior secured notes which carry a coupon of 11 7/8% and are due in February 2009, and like our existing notes the interest is payable on each February 1 and August 1. We issued the tack-on notes at a 10% premium of their principal amount which yielded total proceeds, before offering costs, of approximately $25.3 million. We paid $3.3 million in costs to obtain this financing and used $22.5 million of the proceeds to acquire three video poker truck plaza operations.

As previously discussed, on September 30, 2005, Colonial completed a transaction with MEC, under which Colonial acquired all of the outstanding shares of the Circuit, a wholly-owned subsidiary of MEC, for $10 million ($7 million of which was paid in cash and $3 million in the form of a 1-year promissory note bearing interest at 7.75% as of December 31, 2005. Our two shareholders provided capital contributions of $3.5 million to assist in funding this transaction.

Also, as previously discussed our owners contributed $8.8 million in late December 2005 to facilitate the acquisition of two video poker truck plazas from two unaffiliated third parties. Further, as discussed earlier our owners contributed approximately $8.1 million in 2005  to facilitate the acquisition of three video poker truck plaza operations from a related party.

While our owners have made capital contributions to facilitate various acquisitions of the company from time to time we can give no assurance that they will continue to do so in the future. Additionally, as we are a Subchapter S Corporation, we may from time-to-time make distributions to our owners on any taxes due as a result of income generated by us.

As of December 31, 2005 our total debt approximates $183 million. Our future liquidity, which includes our ability to make semiannual interest payments on our notes on February 1 and August 1 of each year, depends upon our future operational success.

We do not have any off-balance sheet financing arrangements or transactions with unconsolidated or limited purpose entities, nor are any contemplated in the future.

We believe that our cash flow from operations, cash and cash equivalents and our senior credit facility of $10 million discussed above will be adequate to meet our debt service obligations as well as our capital expenditure requirements for the next twelve months. However, we can give no assurance that these sources of cash will be sufficient to enable us to do so. Further, in addition to our normal capital expenditure requirements, we anticipate that we will pursue the acquisition of other properties and continue to engage in the pursuit of new development opportunities. It is possible that we may need to enter into new financing arrangements and raise additional capital in the future if we are unable to sustain our current operations. Our ability to incur additional debt is restricted by the terms and covenants of our senior secured notes. We can give no assurance that we will be able to raise capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, and therefore heighten the related risks we currently face.

We also face the risk that there could be a decline in the demand for our products and services, which would reduce our ability to generate funds from operations. While we believe our cash flows are geographically diverse, at present we do have a significant concentration of cash flows generated in the Black Hawk gaming market. Should the Black Hawk market decline or become saturated or should competition erode our market share, we would suffer a decline in available funds generated from operations. If this were to occur, there exists the possibility that our credit rating could be downgraded, which would further reduce our ability to access the capital markets and obtain additional or alternative financing. See the section “Risk Factors” in Item IA above.

The following table provides disclosure concerning JEI’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of December 31, 2005.

		Less than 1	1-3	4-5	After 5
	Total	Year	Years	Years	Years
	(In Thousands)
Long-term debt(1)	$278,707	$24,135	$46,655	$181,707	$26,210
Operating leases(2)	19,735	1,600	2,969	1,908	13,258
Other long-term obligations(3)	5,161	2,991	1,423	747
Total contractual cash obligations	$303,603	$28,726	$51,047	$184,362	$39,468

(1)                                 Long-term debt includes principal and interest owing under the terms of our notes, the senior credit facility, the Black Hawk special assessment bonds, indebtedness of Colonial, and our subordinated debt to affiliates.

(2)                                 Operating leases include a land and warehouse leased by the Gold Dust in Reno, Nevada, as well as other leases for property and equipment.

(3)                                 Other long-term obligations include the payment of one dollar per video poker machine per day, plus $1 per machine annually in licensing to an unaffiliated party to maintain our video poker machines in our truck plaza operations.

In addition, we have the following commitments and obligations:

•                                        Through our subsidiary Colonial, we have entered into an agreement with a totalisator company, which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications. The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities through 2004 at a rate of .365% of handle. In addition, Colonial agreed to use certain equipment provided by the totalisator company. On March 16, 2005, Colonial entered into an amendment with the totalisator company extending the term of the agreement to 2012, providing replacement equipment for the existing equipment, and increasing the rate to .385% of handle up to $270 million in handle. Handle above $270 million is charged a rate of .345%. The amendment also provides for a minimum charge per calendar year of $330,000.

•                                        Through our Lucky Magnolia truck plaza, we have an obligation to pay to an individual 4.9% of the plaza’s net video poker revenue, after associated state taxes, for as long as video poker machines are operated on the property.

Finally, our outstanding senior secured notes aggregating $148 million (after giving effect to the March 2005 “tack-on” described above) are redeemable on or after February 1, 2006 at the following redemption prices (expressed as percentages of principal amounts) plus accrued and unpaid interest, as follows:

Year	Percentage
2006	105.938%
2007	102.969%
2008	100.000%

In the event that interest rates and market conditions dictate, we would more than likely be willing to refinance our notes at lower rates. However, a refinancing would be predicated upon our ability to secure financing on terms favorable and in amounts necessary to generate borrowings in excess of current principal amounts as illustrated in the above table. If we were unable to secure such refinancing, our ability to repay the entire current principal amount outstanding (which is due in 2009) may be difficult, if not impossible, barring an entire liquidation of our assets. However, we believe we will be able to secure a refinancing package which will be acceptable to us some time between 2006 and 2009 in order to repay our existing senior secured notes.

7.                                    Critical accounting policies and estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We periodically evaluate our policies and the estimates and assumptions related to these policies. All of our subsidiary companies operate in a highly regulated industry. Our Colorado, Louisiana, Nevada and Virginia operations are subject to regulations that describe and regulate operating and internal control procedures. The majority of our casino revenue is in the form of cash, personal checks, credit cards or gaming chips and tokens, which by their nature do not require complex estimations. We estimate certain liabilities with payment periods that extend for longer than several months. Such estimates include our slot club liabilities, outstanding gaming chip, token and pari-mutuel ticket liability, self-insured medical and workers compensation liabilities, and litigation costs. We believe that these estimates are reasonable based on our past experience with the business and based upon our assumptions related to possible outcomes in the future. Future actual results will likely differ from these estimates.

Property and equipment

We have a significant investment in long-lived property and equipment, representing approximately 71% of our total assets. We estimate that the undiscounted future cash flows expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimate of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results. We review the carrying value of our property and equipment when events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use. Further, we assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each class of assets. Should the actual useful life of a class of assets be shorter than the estimated useful life, we would record an impairment charge. We review useful lives and obsolescence and assess the commercial viability of our assets periodically.

Goodwill and other intangible assets

We have approximately $33 million in goodwill recorded on our consolidated balance sheet resulting from the acquisition of other businesses. We do not have any other nonamortizing intangible assets on our consolidated balance sheet. We annually review our goodwill for impairment. The annual evaluation of goodwill requires the use of estimates about future operating results of each reporting unit to determine its estimated fair value. Changes in forecasted operations can materially affect these estimates. Once an impairment of goodwill has been recorded, it cannot be reversed. We completed our initial assessment for impairment of goodwill in 2002 and determined that no impairment of our goodwill existed. Further, we performed our most recent annual impairment test as of September 30, 2005 and determined that goodwill was not impaired. Finally, we have reassessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets.

8.                                    EBITDA segment information and results of operations—three years ended December 31, 2005

As discussed above, we have four segments representing the geographic regions of our operations. Each segment is managed separately because of the unique characteristics of the revenue stream and customer base attributable to that segment.

The Colorado segment consists of The Lodge and Gilpin casinos and the Nevada segment consists of the Gold Dust West casino. The Louisiana operations consist of our truck plaza video poker facilities and the Virginia segment consists of Colonial’s pari-mutuel operations.

The information presented is by each segment in which we have operations and also presents our EBITDA (earnings before interest, taxes, depreciation and amortization) for each segment. We believe that the presentation of a non-GAAP financial measure such as EBITDA is useful because it allows investors and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our properties using EBITDA measures as do most analysts following the gaming industry. Additionally, EBITDA is an element of certain financial covenants in our debt agreements and, as such, is a critical component that we closely watch in order to determine our ability to achieve future growth and to ensure we are in compliance with our debt agreements. We present EBITDA in the tables below as supplemental information and to provide further discussion and analysis of our operating results. EBITDA can be reconciled directly to our consolidated net income by adding the amounts shown for depreciation, amortization, interest and taxes to our net income. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. The components of operations presented below differ from the analysis provided above for actual results because many items are reclassified or grouped in order to show our operations by the segments we measure.

	For the Years Ended
	December 31,
	2005	2004	2003
	(In Thousands)

NET REVENUES
Colorado	$88,414	$82,281	$72,477
Nevada	22,331	22,465	19,864
Louisiana	82,371	52,305	46,505
Virginia	40,967	37,101	33,003
Total net revenues	$234,083	$194,152	$171,849

COSTS AND EXPENSES
Colorado	$62,663	$58,067	$53,769
Nevada	16,228	14,930	14,122
Louisiana	66,638	42,851	36,207
Virginia	51,993	35,500	31,220
Net corporate overhead	7,646	9,314	5,256
Total costs and expenses	$205,168	$160,662	$140,574

EBITDA
Colorado	$25,751	$24,214	$18,708
Nevada	6,103	7,535	5,742
Louisiana	15,733	9,454	10,298
Virginia	(11,026)	1,601	1,783
Net corporate overhead	(7,646)	(9,314)	(5,256)

EBITDA	$28,915	$33,490	$31,275

The following table sets forth a reconciliation of EBITDA, a non-GAAP financial measure, to net income, a GAAP financial measure.

				Income
		Depreciation and	Interest	Interest	Tax	Net
Year ended December 31, 2005	EBITDA	Amortization	Income	Expense	Expense	Income

Colorado	$25,751	$5,017	$44	$10,934	$	$9,844
Nevada	6,103	1,691	15	3,141		1,286
Louisiana	15,733	2,387	20	2,794		10,572
Virginia	(11,026)	1,685	86	322		(12,947)
Corporate overhead	(7,646)	225	7	5,213	423	(13,500)
Totals	$28,915	$11,005	$172	$22,404	$423	$(4,745)

					Income
		Depreciation and	Interest	Interest	Tax	Net
Year ended December 31, 2004	EBITDA	Amortization	Income	Expense	Expense	Income

Colorado	$24,214	$4,838	$13	$10,807		$8,582
Nevada	7,535	1,436	3	3,142		2,960
Louisiana	9,454	1,962	3	2,216		5,279
Virginia	1,601	1,544	29	121		(35)
Corporate overhead	(9,314)	178	16	3,419		(12,895)
Totals	$33,490	$9,958	$64	$19,705	$—	$3,891

					Income
		Depreciation and	Interest	Interest	Tax	Net
Year ended December 31, 2003	EBITDA	Amortization	Income	Expense	Expense	Income

Colorado	$18,708	$4,759	$3	$10,774		$3,178
Nevada	5,742	1,241	—	3,123		1,378
Louisiana	10,298	1,650	14	1,986		6,676
Virginia	1,783	1,285	44	264		278
Corporate overhead	(5,256)	136	11	3,498		(8,879)
Totals	$31,275	$9,071	$72	$19,645	$—	$2,631

The following is a discussion of our results of operations by segment, for the year ended December 31, 2005 compared to the year ended December 31, 2004.

COLORADO

Overview

A summary of the net revenue, costs and expenses and EBITDA of our Colorado properties is as follows:

	For the Years Ended
	December 31,
	2005	2004	2003
	(In Thousands)
Net revenues
Lodge	$67,428	$64,144	$57,136
Gilpin	20,986	18,137	15,341

Total net revenues	88,414	82,281	72,477

Costs and expenses
Lodge	46,166	43,973	40,262
Gilpin	16,497	14,094	13,507

Total costs and expenses	62,663	58,067	53,769

EBITDA
Lodge	21,262	20,171	16,874
Gilpin	4,489	4,043	1,834

EBITDA	$25,751	$24,214	$18,708

The following table sets forth a reconciliation of EBITDA, a non-GAAP financial measure, to net income, a GAAP financial measure.

		Depreciation and	Interest	Interest	Net
For the year ended December 31, 2005	EBITDA	Amortization	Income	Expense	Income
	(In Thousands)

Lodge	$21,262	$3,372	$32	$8,342	$9,580
Gilpin	4,489	1,645	12	2,592	264
Total	$25,751	$5,017	$44	$10,934	$9,844

		Depreciation and	Interest	Interest	Net
For the year ended December 31, 2004	EBITDA	Amortization	Income	Expense	Income

Lodge	$20,171	$3,385	$10	$8,378	$8,418
Gilpin	4,043	1,453	3	2,429	164
Total	$24,214	$4,838	$13	$10,807	$8,582

		Depreciation and	Interest	Interest	Net
For the year ended December 31, 2003	EBITDA	Amortization	Income	Expense	Income

Lodge	$16,874	$3,339	$2	$8,341	$5,196
Gilpin	1,834	1,420	1	2,433	(2,018)
Total	$18,708	$4,759	$3	$10,774	$3,178

Increased Competition in the Black Hawk Market

The competitive aspects of the market in Black Hawk continue to be a significant factor in our operations. As a result of the increased level of development activity in Black Hawk over the last three years, there were approximately 9,700 gaming devices in the city at December 31, 2005. At December 31, 2005 we had 1,400 devices in this market (950 at The Lodge and 450 at the Gilpin), which represented approximately 14.4% of the total devices in the Black Hawk market.

For the year ended December 31, 2005 our gross gaming revenues at The Lodge and the Gilpin totaled $93.1 million ($88.4 million in net revenues), which represented 17.3% of the total gaming revenues in Black Hawk. While the overall market in 2005 grew by 1.5% in gross gaming revenues, the average total gaming devices increased by 2.6%. We managed to generate 120% efficiencies (our percentage of the gross gaming revenues divided by our percentage of the gaming devices) within the market for 2005. We follow our efficiency levels very closely as we believe this is a useful measure of how well we are performing within the market.

We expect some of our previous and existing market share to be lost due to increased competition. As more properties continue to compete for their fair share of the market, our personnel costs, marketing costs, and other costs will likely increase as we attempt to keep our market share.

Net Revenues. The $6.1 million increase in net revenues of our Colorado operations for the year ended December 31, 2005 compared to the same period of 2004 is attributable to an increase in net revenues at the Gilpin of $2.8 million and $3.3 million in net revenues at The Lodge. We expanded capital expenditures in our slot product in Colorado over the past year attempting to provide the latest games available to our customers and opened the Gilpin poker room in March of 2005. In addition, our Colorado casino revenues were positively affected due to construction disruptions at two competing casinos.

Costs and Expenses. Total costs and expenses associated with our Colorado operations increased $4.6 million for the year ended December 31, 2005 compared to the same period of 2004. The increase was a result of increased costs and expenses at the Gilpin of $2.4 million and $2.2 million at The Lodge. The increase in costs and expenses attributable to The Lodge was a result of increased gaming taxes (due to increased gaming revenues), food and beverage cost of sales, slot participation, and marketing-related expenses. The increase at the Gilpin was a result of opening the new poker room, increased gaming taxes (due to increased gaming revenues), food and beverage costs of sales, slot participation expenses, and marketing-related expenses.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). One additional measurement that management utilizes to gauge performance of our operating segments is what we refer to as “flow-through” on incremental revenue. Generally speaking, we have significant fixed costs and when we are able to increase our revenues, we would expect a significant portion of those incremental revenues, after the payment of gaming taxes and promotional and advertising costs to capture those additional revenues, will flow through to our EBITDA. As discussed above, because our net revenues at The Lodge increased approximately $3.3 million during 2005 causing an increase in our costs and expenses of approximately $2.2 million, our EBITDA in 2005 increased over 2004 by approximately $1.1 million. In other words, we realized approximately 33% of those incremental revenues which flowed through to our EBITDA. Additionally, our net revenues at the Gilpin increased approximately $2.8 million in 2005 as compared to 2004, approximately 16% of that amount flowed through to our EBITDA in 2005. The decline in incremental flow through at the Gilpin is due to the additional costs associated with opening the poker room. This measurement is only one of the tools we use to gauge the success of our marketing programs and it also serves to highlight our fixed cost infra-structure and how those costs affect the operations and performance of our properties.

NEVADA

Overview

We acquired our Reno, Nevada, property in January 2001. In September 2001 we installed a slot-player tracking system and began to directly market to our local customer base. During 2002, we made several improvements to the property including a significant remodeling of the Wildwood kitchen and serving line, the addition of outdoor signage, and general landscaping improvements. During 2003, we improved the exterior signage and focused on the casino’s slot product improvements. During 2004 and 2005, we continued to focus on our slot product by introducing Ticket-In Ticket-Out (“TITO”) technology to our gaming floor.

Net revenues. The net revenues of Gold Dust West decreased by $0.1 million for the year ended December 31, 2005 as compared to the same period of 2004. During the first quarter of 2005 the Reno market was hit with a significant snow storm that severely impacted the entire Reno market. However, we continued to expand capital expenditures in our slot product over the last year including the increase in TITO available games for our customers. Additionally, we continue to realize success with our marketing and slot club efforts.

Costs and Expenses. Costs and expenses of Gold Dust West increased $1.3 million for the year ended December 31, 2005 as compared to the same period of 2004. This increase in costs and expenses was the result of the Company recording an abandonment charge of $1.4 million partially offset by a $0.1 million reduction in operating costs of the casino. The abandonment charge of $1.4 million represents the allocated net book value of a stand-alone portion of the Gold Dust West’s motel building (“the L-wing”) containing 66 of the property’s 106 motel rooms. After considering alternative plans for this stand-alone portion of the motel including a possible refurbish, it was decided that the property would be better served by improved access and expanded parking. We began demolition of the L-wing during the first quarter of 2006 and expects to complete the project late in the second quarter at an estimated total cost of $1.4 million. We expect to add approximately 75 parking spaces as a result of the demolition. We will continue to operate the remaining 40 hotel rooms.

Earnings Before Interest, Taxes, Depreciation and Amortization. The Gold Dust West’s EBITDA was approximately $6.1 million for the year ended December 31, 2005 compared to $7.5 million for the years ended December 31, 2004 with the difference being the result of the L-wing abandonment charge discussed above.

Overview

The Louisiana truck plaza video gaming properties consist of eleven truck plaza gaming facilities located in Louisiana and a share in the gaming revenues of an additional truck plaza.

Each truck plaza features a convenience store, fueling operations, a  restaurant operating not fewer than 12 hours per day, and 50 video gaming devices (except for the Fuel Stop 36 and Larose Truck plazas, which have 39 video gaming devices, and Eunice  Truck Plaza and Casino,  which has 40 video gaming devices).

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

Net revenues. The Louisiana truck plazas generated net revenues of $82.3 million for the year ended December 31, 2005 compared to $52.3 million for the year ended December 31, 2004. We attribute $14.4 million of this increase in net revenues to our five new truck plaza locations, acquired during the year ended December 31, 2005. This remaining increase of $15.6 million or 29% is due to increases in gaming and fuel revenues. Gaming revenues have increased as a result of the continuing advertising and promotional marketing efforts driven to create a brand and identity for our locations. Fuel revenues have increased primarily due to a weighted average price per gallon increase from $1.78 per gallon in 2004 to $2.29 per gallon in 2005.

Costs and Expenses. The Louisiana truck plazas’ costs and expenses were $66.6 million and $42.9 million for the years ended December 31, 2005 and 2004, respectively. We attribute $12 million of this increase in costs and expenses to our five new truck plaza locations, acquired during the year ended December 31, 2005. The remaining increase of $11.8 million or 27% is primarily due to the costs attributable to increased gaming operations and the cost of fuel sold.

Earnings Before Interest, Taxes, Depreciation and Amortization. The Louisiana properties’ EBITDA was approximately $15.7 million and $9.5 million for the years ended December 31, 2005 and 2004, respectively. We attribute $2.7 million of this increase in EBITDA to our five new truck plaza locations, acquired during the year ended December 31, 2005. This remaining increase of $3.5 million or 56% is primarily due to the increase in gaming revenues.

VIRGINIA

Overview

Colonial’s revenues are comprised of (i) pari-mutuel commissions from wagering on races broadcast from out-of-state racetracks to Colonial’s satellite wagering facilities and the track using import simulcasting; (ii) wagering at the track and Colonial’s satellite wagering facilities on its live races; (iii) admission fees, program and racing form sales, and certain other ancillary activities; and (iv) net income from food and beverage sales and concessions.

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

As previously discussed, on September 30, 2005 Colonial acquired the management contract from MEC and now is able to manage the track’s operations. We believe this will enable us to immediately influence the operational aspects of Colonial. The 2005 EBITDA reflects a charge of $10.4 million representing the purchase price of the contract plus $0.4 million in legal and professional fees associated with the transaction.

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

On November 2, 2004, referenda were passed in the following counties in Virginia: Henry County; Scott County and Westmoreland County. On March 16, 2005, Colonial received a license to own and operate a seventh satellite wagering facility in Henry County, Virginia. We opened the Henry County facility in the third quarter of 2005. On April 27, 2005, Colonial received a license to own and operate its eighth satellite wagering facility at a second location in Chesapeake, Virginia. We opened the second Chesapeake facility in the fourth quarter of 2005. On May 25, 2005, Colonial was granted a license to own and operate a ninth satellite wagering facility in Scott County, Virginia. We opened the Scott County facility in the first quarter of 2006.

Total Revenues. Colonial generated net revenues for the year ended December 31, 2005 of $41.0 million compared to $37.1 million for the same period of 2004. The increase of total revenues of $3.9 million, or 10.4%, is due primarily to the opening in August 2005 of a second satellite wagering facility in Chesapeake, Virginia, the opening in October 2005 of a new satellite wagering facility in Henry County, Virginia, and an increase in the number of live racing days from 66 in 2004 to 76 in 2005.

Costs and Expenses. Colonial’s direct operating costs and expenses were $52.0 million for the year ended December 31, 2005 compared to $35.5 million for the same period of 2004. Costs and expenses increased $16.5 million, or 46.5%, for the year ended December 31, 2005 from the same period of 2004. This increase is primarily attributable to the opening of the new satellite wagering facilities in Henry County and Chesapeake, Virginia which we opened in August 2005 and October 2005, respectively, an increase in expense due to additional live race days, and $10.4 million in costs related to the Circuit contract termination.

Earnings Before Interest, Taxes, Depreciation and Amortization. Colonial’s property level EBITDA was approximately ($11.0) million and $1.6 million for the years ended December 31, 2005 and 2004, respectively. The decrease of $12.6 million was due primarily to expenses associated with the new satellite wagering facilities in Henry County and Chesapeake, Virginia, additional live racing days, and costs related to the Circuit contract termination.

Net Corporate Overhead

Overview

Our corporate operations directs the overall management, operational, accounting, and administrative aspects of our Company.

Costs and Expenses. Corporate overhead costs and expenses decreased from $9.3 million for the year ended December 31, 2004 to $7.6 million in 2005. The $1.7 million decrease is primarily due to a $2.9 million charge to earnings associated with the abandonment of projects during 2004 with no such charge occurring in 2005. The increase in other corporate overhead expenses of $1.2 million is attributable to costs incurred for a charity poker festival in Cleveland, Ohio, an increase in labor, rent and satellite wagering facility referenda campaign costs in Virginia as well as an increase in travel, labor and consulting costs associated with the Sarbanes Oxley Act of 2002 Section 404 compliance preparatory work.

Item 7A.                Quantitative and Qualitative Disclosure about Market Risk

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. On February 8, 2002, we issued $125.0 million in 11 7/8% senior secured notes due in 2009 and in March 2005 we issued an additional $23.0 million of such notes. All debt currently bears interest at a fixed rate, except our $10 million line of credit (which currently has no amounts outstanding), which bears interest at 1.75% above the prime rate published by Wells Fargo Bank, N.A.

If market interest rates increase, our cash requirements for interest on the senior credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior credit facility balance would also decrease. A 1% change in the variable interest rate would not have a material impact on our results of operations.

There would be an approximate change in our cash requirements of $54,000 annually for interest should market rates increase or decrease by 10% compared to interest rate levels at December 31, 2005.

We currently do not invest in derivative financial instruments, interest rate swaps or other similar investments to alter interest rate exposure.

Item 8.                   Financial Statements and Supplementary Data

Reference is made to the financial statements, the notes, and the report of our independent registered public accounting firm commencing on page F-1 of this report.

Item 9.                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

We have carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2005. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.  There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                Other Information

There is no information we were required to report on Form 8-K during our fourth fiscal quarter of the year ended December 31, 2005 that was not so reported.

Item 10.                Directors and Executive Officers of the Registrant

The following table provides information regarding our directors and executive officers and key employees of Black Hawk Gaming, Colonial and the Louisiana properties as of March 1, 2006:

Name	Age	Position
Jeffrey P. Jacobs	52	Chief Executive Officer, President, Secretary, Treasurer and Chairman of the Board
Richard E. Jacobs	80	Director
Stephen R. Roark	58	Chief Financial Officer and President of Casino Operations
Ian M. Stewart	51	President of Pari-Mutuel Wagering and Video Poker Operations
Michael T. Shubic	51	Vice President of Casino Operations
Stan Guidroz	39	Vice President of Louisiana Operations

Jeffrey P. Jacobs is our Chairman, Chief Executive Officer, President, Secretary and Treasurer. From 1996 to present, he served as Chairman and Chief Executive Officer of Diversified Opportunities Group Ltd., a company co-founded by Mr. Jacobs and his father, Richard E. Jacobs, and based in Cleveland, Ohio, that has investments in gaming companies and ventures. Diversified was acquired by Jacobs Entertainment on February 22, 2002. From 1975 to present, Mr. Jacobs has also served as Chairman and Chief Executive Officer of Jacobs Investments, Inc., a company engaged in the development, construction and operation of residential and commercial real estate projects in Ohio. He is also involved in a variety of private equity transactions and investments. Mr. Jacobs served in the Ohio House of Representatives from 1982 until 1986. He is also Chairman and Chief Executive Officer of Colonial, and Chairman and Chief Executive Officer of Black Hawk Gaming.

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

Stephen R. Roark is currently our Chief Financial Officer and President of Casino Operations. He has been employed as Chief Financial Officer of Black Hawk Gaming since August 1993. Mr. Roark became a director of Black Hawk Gaming in 1994. He was elected President of Black Hawk Gaming in September 1995. Prior to that time he was an independent consultant in the Denver area rendering financial and accounting assistance to companies in the public marketplace. Mr. Roark has 17 years of public accounting experience, having served as a partner with a local accounting firm based in Denver and as a partner with a national accounting firm. Mr. Roark was with Hanifen, Imhoff and Prudential Securities, Inc. for three years and is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. Mr. Roark obtained his B.S.B.A. in Accounting from the University of Denver in 1973.

Ian M. Stewart is currently our President of Pari-Mutuel Wagering and Video Poker Operations. He has served as President of Colonial since November 1998 and its Chief Financial Officer since June 1997. From January 1998 through November 1998,
Mr. Stewart served as Chief Operating Officer of Colonial. From October 1994 to June 1997, Mr. Stewart served as a consultant and a temporary Chief Financial Officer for several Virginia-based businesses. From December 1989 to September 1994, Mr. Stewart was Vice President and CFO of Hat Brands, Inc. Mr. Stewart is a certified public accountant and holds an M.B.A. degree from the University of Michigan.

Michael T. Shubic is currently our Vice President of Casino Operations, having joined us in December 2002. From 2000 to 2002, Mr. Shubic was Vice President and General Manager of the Isle of Capri Black Hawk Casino in Black Hawk, Colorado. From 1997 to 2000, as a private individual, he explored and participated in various aspects of the golf industry, including education, sales and management. From 1984 to 1997, Mr. Shubic was employed by several gaming companies in Las Vegas and Reno, Nevada, Joliet, Illinois, and Nassau, Bahamas. His positions included marketing manager, casino administrator, customer analysis manager, casino credit manager and food and beverage manager. Mr. Shubic holds a B.S. degree in Hotel Administration from the University of Nevada.

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

We are a company wholly owned 50% by Jeffrey P. Jacobs and two of his family trusts, and revocable and irrevocable trusts established by his father, Richard E. Jacobs. Our board of directors, consisting of Messrs. Jeffrey P. Jacobs and Richard E. Jacobs, has no nominating, audit, compensation or other committees. The board has adopted a code of ethics policy which is applicable to our CEO, CFO and our employees, and is an exhibit to this report. We rely on our employment procedures and system of internal controls and procedures, to deter wrongdoing and to promote honest and ethical conduct, full, fair and accurate disclosure in our reports, our compliance with governmental laws, rules and regulations, and internal reporting of violations of our policies.

Item 11.                                                    Executive Compensation

Because we are a SubChapter S corporation under the Internal Revenue Code of 1986 and our stockholders, rather than we, pay taxes on our income, we anticipate making distributions to our stockholders in amounts sufficient to enable them to make the required tax payments. We formulate additional incentive compensation plans for upper management and selected middle management personnel based on Jacobs Entertainment’s achievement of multi-year financial and growth objectives. The terms of the incentive compensation plans are established by Jacobs Entertainment’s board of directors.

The following table sets forth information regarding the compensation paid by Jacobs Entertainment to each of the following individuals for services rendered in all capacities for the years indicated:

					Long-Term Compensation
		Annual Compensation			Awards	Payouts
Name and Principal Position(1)	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards(s)	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation
		($)	($)	($)	($)		($)	($)
Jeffrey P. Jacobs	2005	500,000	250,000
	2004	500,000	250,000	—	—	—	—	(2)
	2003	500,000	-0-	—	—	—	—	(2)

Stephen R. Roark	2005	350,000	107,000
	2004	350,000	72,700	—	—	—	—	—
	2003	300,000	30,000	—	—	—	—	—

Ian M. Stewart	2005	250,000	75,000
	2004	250,000	30,000	—	—	—	—
	2003	215,000	40,000	—	—	—	—

Michael T. Shubic	2005	242,000	73,000
	2004	240,000	59,440
	2003	200,000	30,000

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

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2006, for (i) each stockholder who is known by us to own beneficially more than 5% of our common stock, (ii) each director and executive officer, and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, we believe, based on information furnished by the persons named in this table, that such persons have voting and investment power with respect to all shares of common stock beneficially owned by them, subject to community property laws, where applicable.

As of March 1, 2006, there were 1,500 shares of our common stock outstanding divided into 1,320 Class A shares and 180 Class B shares. The shares are equal in all respects except that each Class B share entitles the holder to 10,000 votes on each matter required to be voted upon by our shareholders. We have no equity compensation, stock option or similar plans relating to our equity securities.

	Number of Shares		Percentage
Stockholder	Class A	Class B	Class A	Class B
Jeffrey P. Jacobs(1)	264	—	20%	—
Golden Bear Plaza
East Tower
1170 U.S. Highway One, Suite 600
North Palm Beach, Florida 33408

Jacobs Family Economic and Control Trusts(2)	396	90	30%	50%
Hahn Loeser & Parks LLP
200 Public Square, Suite 3300
Cleveland, Ohio 44114

Richard E. Jacobs(3)	660	90	50%	50%
25425 Center Ridge Road
Cleveland, Ohio 41445

All executive officers and directors as a group	924	90	70%	50%

(1)           Jeffrey P. Jacobs is our Chief Executive Officer, President, Secretary, Treasurer and Chairman of the Board.

(2)           The Jacobs Family Economic Trust owns 396 Class A shares and the Jacobs Family Control Trust owns 90 Class B shares. Both trusts are dynasty trusts established by Jeffrey P. Jacobs for the benefit of his current and future heirs and place certain restrictions on the transfer of the shares by the trustee. The current trustee of both trusts is Stanley R. Gorom III, a partner in the Cleveland, Ohio law firm of Hahn Loeser & Parks LLP.

(3)           All shares shown as beneficially owned by Richard E. Jacobs are owned by The Richard E. Jacobs Revocable Trust, and the Richard E. Jacobs Irrevocable Trust. Richard E. Jacobs is the trustee of the Revocable Trust and Jeffrey P. Jacobs is the trustee of the Irrevocable Trust.

Item 13.                                                    Certain Relationships and Related Transactions

In order to assist us in our efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, we entered into an agreement with Premier One Development Company, effective October 1, 1997. On May 9, 2000, Premier merged into Jacobs Investments Management Co. Inc., 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two former directors of Colonial. Jacobs Entertainment, Inc. paid or accrued $450,000 to Jacobs Investments Management Company for services during the year ended December 31, 2005, 2004 and 2003. In 2002, this agreement was extended until December 31, 2009, at the rate of $450,000 annually.

We provide monthly management and accounting services to truck stops owned by an affiliate of Jeffrey P. Jacobs and the Trusts. In addition, the affiliate purchases repair parts from us. Total charges to the affiliate for management services and repair part purchases totaled $480,000, $384,000 and $318,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Accounts receivable due from affiliates totaled $260,000 and $224,000 as of December 31, 2005 and 2004, respectively.

Jacobs Entertainment is the obligor on notes to Jeffrey P. Jacobs and the Richard E. Jacobs Revocable Trust totaling $9.0 million, with interest only payable semi-annually at 12% per annum, and the principal amount due and payable on January 31, 2010. These notes were issued in connection with our acquisition of the Louisiana truck stops. We are also an obligor on $10.5 million of notes issued in connection with our acquisition of additional truck stops from an unaffiliated party. These notes were purchased from the seller in February 2003 for $7 million by Jeffrey P. Jacobs and the Richard E. Jacobs Revocable Trust. The amount and terms of the notes now payable to Mr. Jacobs and the Richard E. Jacobs Revocable Trust are identical to those described above. As a result of this transaction, for tax purposes our shareholders recognized taxable income in the form of a discharge of indebtedness of $3.5 million representing the difference between the $10.5 million face amount of the notes and the purchase price of $7.0 million.

In March 2005, we issued an additional $23 million in principal amount of our 11 7/8 Senior Secured Notes due 2009. We used proceeds derived from the sale of the notes to complete a purchase and sale agreement with Gameco Holdings, Inc., a company owned and controlled by our two directors and then sole owners. We purchased from Gameco all of the membership interests of three limited liability companies, each of which owned or leased a video gaming truck plaza in Louisiana. The aggregate purchase price of the entire membership interests in the three LLCs was $22.5 million. The assets of each LLC were purchased free and clear of liens and encumbrances and were pledged as additional collateral under our indenture. The acquisition of the three video gaming truck plazas was a combination of entities under common control and, as a result, the transaction was treated for accounting and financial reporting purposes similar to a pooling of interests. Under this method of accounting, the acquisitions were recorded at the transferor’s (Gameco’s) book value (rather than fair value), which is primarily represented by the historical identifiable cash cost in the assets transferred. This amount is approximately $10.1 million. The difference between this amount and the purchase price of $22.5 million was regarded for accounting and financial reporting purposes as a distribution to our then two owners and our stockholders’ equity was reduced by that amount. We received an opinion from an independent investment bank that the cash consideration paid was fair from a financial point of view.

Item 14.                                                    Principal Accountant Fees and Services

Fees paid to our registered public accounting firm for the last two years were as follows:

	Year Ended December 31,
	2005	2004

Audit fees	$765,000	$675,000
Audit related fees*	31,000	177,500
Tax fees**	165,000	166,000
All other fees***	128,000	541,000

*                                         Audit-related fees are principally comprised of our 401(k) audits and fees related to the internal control consulting services associated with our Sarbanes-Oxley implementation project of $13,000 and $170,000 for 2005 and 2004, respectively.

**                                  Tax fees are principally comprised of preparation of federal and state corporate income tax returns, various state tax returns, and research and related tax consultation services.

***                           2004 includes $538,000 in audit fees related to several Louisiana truck plazas we ultimately decided not to purchase and $3,000 in other miscellaneous consulting services. 2005 includes $90,000 in fees attributable to the March 2, 2005 debt tack-on offering.

We have no audit committee. Our board of directors has considered and has determined that provision of the services described above and amounts paid for those services are compatible with maintaining our principal accountant’s independence.

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

(b)                                 Exhibits

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger dated as of April 25, 2001, among Black Hawk Gaming & Development Company, Gameco, Inc. and BH Acquisition, Inc.

2.2(1)	Amendment to Agreement and Plan of Merger dated as of November 12, 2001 among Black Hawk Gaming & Development Company, Inc., Gameco, Inc. and BH Acquisition, Inc.

2.3(1)	Exchange Agreement dated February 22, 2002 among Gameco, Inc., Jeffrey P. Jacobs and The Richard E. Jacobs Revocable Trust.

2.4(1)	Agreement and Plan of Merger dated as of June 11, 2001 among Colonial Holdings, Inc., Gameco, Inc. and Gameco Acquisitions, Inc.

2.5(1)	Amendment to Agreement and Plan of Merger dated as of November 16, 2001 among Colonial Holdings, Inc., Gameco, Inc. and Gameco Acquisition, Inc.

2.6(1)	Agreement and Plan of Merger, dated February 22, 2002 between Gameco, Inc. and Jacobs Entertainment, Inc.

3.1(1)	Certificate of Incorporation of Gameco, Inc.

3.2(1)	By-Laws of Gameco, Inc.

3.3(1)	Articles of Incorporation of Black Hawk Gaming & Development Company, Inc.

3.4(1)	Bylaws of Black Hawk Gaming & Development Company, Inc.

3.5(1)	Articles of Incorporation of Gold Dust West Casino, Inc.

3.6(1)	Code of By-laws of Gold Dust West Casino, Inc.

3.7(1)	Articles of Organization of Black Hawk/Jacobs Entertainment, LLC.

3.8(1)	Operating Agreement of Black Hawk/Jacobs Entertainment, LLC.

3.9(1)	Joint Venture Agreement of Gilpin Hotel Venture.

3.10(1)	Articles of Incorporation of Gilpin Ventures, Inc.

3.11(1)	By-Laws of Gilpin Ventures, Inc.

3.12(1)	Articles of Incorporation of Jalou II Inc.

3.13(1)	By-Laws of Jalou II Inc.

3.14(1)	Articles of Incorporation of Winner’s Choice Casino, Inc.

3.15(1)	By-Laws of Winner’s Choice Casino, Inc.

3.16(1)	Articles of Organization of Diversified Opportunities Group Ltd.

3.17(1)	Articles of Organization of Jalou L.L.C.

3.18(1)	Articles of Organization of Houma Truck Plaza & Casino, L.L.C.

3.19(1)	Articles of Organization of Jalou-Cash’s L.L.C.

3.20(1)	Articles of Incorporation of JACE, Inc.

3.21(1)	Articles of Organization of Lucky Magnolia Truck Stop and Casino, L.L.C.

3.22(1)	Articles of Organization of Bayou Vista Truck Plaza and Casino, L.L.C.

3.23(1)	Articles of Organization of Raceland Truck Plaza and Casino, L.L.C.

3.24(1)	Articles of Incorporation of JACE, Inc. (duplicate of Exhibit 3.20).

3.25(2)	Certificate of Amendment of Certificate of Incorporation of Gameco, Inc.

3.26(2)	Amended and Restated Certificate of Limited Partnership of Colonial Downs, L.P.

3.27(2)	Limited Partnership Agreement of Colonial Downs, L.P.

3.28(2)	Amended and Restated Articles of Incorporation of Colonial Downs Holdings, Inc.

3.29(2)	Amendment to Articles of Incorporation of Colonial Downs Holdings, Inc.

3.30(2)	Bylaws of Colonial Downs Holdings, Inc.

3.31(2)	Articles of Incorporation of Stansley Racing Corp.

3.32(2)	Articles of Amendment to the Articles of Incorporation of Stansley Racing Corp.

3.33(2)	Bylaws of Stansley Racing Corp.

3.34(2)	Amended and Restated Operating Agreement of Diversified Opportunities Group Ltd.

3.35(2)	Amendment to the Operating Agreement of Black Hawk/Jacobs Entertainment, LLC.

3.36(2)	Amendment to the Certificate of Incorporation of Gameco, Inc.

3.37(8)	Articles of Organization of Jalou Breaux Bridge, LLC dated January 29, 2003.

3.38(8)	Articles of Organization of Jalou Eunice, LLC dated March 27, 2003.

3.39(8)	Articles of Organization of Jalou of Jefferson, LLC dated September 23, 2003.

3.40(10)	Certificate of Amendment of Certificate of Incorporation of Jacobs Entertainment, Inc. dated September 27, 2005.

3.41(10)	Articles of Incorporation of Jacobs Pinon Plaza Entertainment, Inc. dated November 2, 2005.

3.41A(12)	Bylaws of Jacobs Pinon Plaza Entertainment, Inc. dated November 8, 2005.

3.42(12)	Articles of Incorporation of Fuel Stop 36, Inc. dated August 24, 1989.

3.43(12)	Articles of Organization of Jalou of Larose, LLC dated November 3, 2005.

4.1(1)	Indenture dated February 8, 2002 by and among Gameco, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association relating to 11 7/8% Senior Secured Notes due 2009.

4.2(1)	Form of Gameco, Inc. 11 7/8% Senior Secured Notes due 2009 (included as part of the Indenture at Exhibit 4.1).

4.3(1)	Supplemental Indenture dated February 22, 2002 by and among Gameco, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association relating to 11 7/8% Senior Secured Notes due 2009.

4.4(1)	Form of Subsidiary Guaranty for 11 7/8% Senior Secured Notes due 2009 (included as part of the Indenture at 4.1).

4.5(1)	Registration Rights Agreement dated as of February 8, 2002 by and among Gameco, Inc., certain guarantors, CIBC World Markets Corp. and Libra Securities, LLC.

4.6(1)	Security Agreement dated February 8, 2002 among Gameco, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association as Trustee.

4.7(1)	Amendment to the Security Agreement dated February 22, 2002 among Gameco, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association.

4.7A(12)	Amendment to Security Agreement dated December 21, 2005 between Jacobs Entertainment, Inc. (formerly Gameco, Inc.) and Wells Fargo Bank, National Association.

4.8(1)	Joinder Agreements dated February 22, 2002 between Wells Fargo Bank Minnesota, National Association and each guarantor.

4.9(1)	Guaranty of each guarantor dated February 22, 2002.

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

4.32(5)	Second Supplemental Indenture dated June 14, 2002 among Jacobs Entertainment, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association (Trustee).

4.33(a)(5)	Subsidiary Guarantees of Colonial Holding, Inc. dated June 28, 2002.

4.33(b)(5)	Subsidiary Guarantee of Colonial Downs, L.P. dated June 28, 2002.

4.33(c)(5)	Subsidiary Guarantee of Stansley Racing Corp. dated June 28, 2002.

4.34(a)(5)	Joinder Agreement of Colonial Holdings, Inc. dated June 28, 2002.

4.34(b)(5)	Joinder Agreement of Colonial Downs, L.P. dated June 28, 2002.

4.34(c)(5)	Joinder Agreement of Stansley Racing Corp. dated June 28, 2002.

4.34(d)(12)	Joinder Agreement of Jacobs Pinon Plaza Entertainment, Inc. dated December 21, 2005.

4.35(a)(1)(5)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Colonial Holdings, Inc. (New Kent Racetrack) dated June 28, 2002.

4.35(a)(2)(5)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Richmond Southwest) dated June 28, 2002.

4.35(b)(1)(5)	Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (New Kent and Chesapeake) dated June 28, 2002.

4.36(5)	Form of Control Agreement Concerning Deposit Accounts (Citizens Bank/Colonial Downs, L.P.) dated June 14, 2002.

4.37(5)	Form of Control Agreement Concerning Deposit Accounts (Citizens Bank/Colonial Holdings, Inc.) dated June 14, 2002.

4.38(6)	Subsidiary Guarantee—Colonial Downs, LLC dated June 4, 2003.

4.39(6)	Security Agreement Amendment by Colonial Holdings, Inc. dated June 4, 2003.

4.40(6)	Supplemental Letter by Colonial Downs, LLC dated June 4, 2003.

4.41(6)	Third Supplemental Indenture dated June 4, 2003 among Jacobs Entertainment, Inc., certain Guarantors and Wells Fargo Bank Minnesota, National Association (Trustee).

4.42(6)	Supplemental Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Colonial Downs, LLC dated June 4, 2003.

4.43(a)(7)	Fourth Supplemental Indenture among Jacobs Entertainment, Inc., certain Guarantors and Wells Fargo Bank, National Association dated March 2, 2005.

4.43(b)(7)	Fifth Supplemental Indenture among Jacobs Entertainment, Inc., certain Guarantors and Wells Fargo Bank, National Association dated March 2, 2005.

4.43(c)(12)	Sixth Supplemental Indenture among Jacobs Entertainment, Inc., certain Guarantors and Wells Fargo Bank, National Association dated December 21, 2005.

4.44(8)	Amendment No. 2 to Security Agreement dated March 2, 2005 between Jalou, LLC and Wells Fargo Bank, National Association.

4.45(8)	Supplement to Security Agreement dated March 2, 2005 by Jalou Breaux Bridge, LLC, Jalou Eunice, LLC and Jalou of Jefferson, LLC and Wells Fargo Bank, National Association.

4.46(8)	Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated March 2, 2005 by Jalou of Jefferson, LLC and Wells Fargo Bank, National Association.

4.47(8)	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated March 2, 2005 by Jalou Breaux Bridge, LLC and Wells Fargo Bank, National Association.

4.48(8)	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated March 2, 2005 by Jalou Eunice, LLC and Wells Fargo Bank, National Association.

4.49(a)(8)	Subsidiary Guarantee dated March 2, 2005 by Jalou of Jefferson, LLC.

4.49(b)(8)	Subsidiary Guarantee dated March 2, 2005 by Jalou Breaux Bridge, LLC.

4.49(c)(8)	Subsidiary Guarantee dated March 2, 2005 by Jalou Eunice, LLC.

4.49(d)(12)	Subsidiary Guarantee dated December 21, 2005 of Jacobs Pinon Plaza Entertainment, Inc.

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

4.52(9)	Fourth Supplemental Indenture dated March 2, 2005 among Jacobs Entertainment, Inc. and Wells Fargo Bank, National Association.

4.53(9)	Fifth Supplemental Indenture dated March 2, 2005 among Jacobs Entertainment, Inc. and Wells Fargo Bank, National Association.

10.1(1)	Consulting Agreement between Diversified Opportunities Group Ltd. and Ian M. Stewart dated January 1, 2001.

10.2(1)	Executive Employment Agreement between Gameco, Inc. and Jeffrey P. Jacobs dated February 22, 2002.

10.3(1)	Executive Employment Agreement between Gameco, Inc. and Richard E. Jacobs dated February 22, 2002.

10.4(1)	Executive Employment Agreement between Gameco, Inc. and Stephen R. Roark dated February 22, 2002.

10.5(1)	Executive Employment Agreement between Colonial Holdings, Inc. and Ian M. Stewart dated February 22, 2002.

10.7(3)	Standardbred Horsemen’s Contract effective March 1, 2003 among Colonial Downs, L.P., Stansley Racing Corp. and The Virginia Harness Horse Association.

10.8(3)	Thoroughbred Horsemen’s Agreement dated December 23, 2002 between Colonial Downs, L.P. and The Virginia Horsemen’s Benevolent and Protective Association, Inc.

10.8A(3)	First Amendment dated January 1, 2003 to Thoroughbred Horsemen’s Agreement dated December 23, 2002 between Colonial Downs, L.P. and the Virginia Horsemen’s Benevolent and Protective Association.

10.9(4)	Consulting Agreement dated January 1, 2003 between Jacobs Entertainment, Inc. and Jacobs Investments Management Co., Inc.

10.10(3)	Option Agreement dated January 20, 2004 regarding Vinton, Virginia, Off Track Wagering Facility.

10.11(3)	Deed of Lease dated May 8, 2003 between Haynes Chippenham Plaza, LLC and Colonial Downs, L.P.

10.12(8)	Assignment of Membership Interests between Jacobs Entertainment, Inc. and Gameco Holdings, LLC dated February 22, 2005.

10.13(8)	Registration Rights Agreement dated March 2, 2005 by and among Jacobs Entertainment, Inc., the Guarantors and the Purchasers.

10.14(10)

Stock Purchase Agreement dated August 18, 2005 among Pimlico Racing Association, Inc., Laurel Racing Association Limited Partnership, The Maryland Jockey Club of Baltimore City, Inc., Maryland-Virginia Racing Circuit, Inc. and Colonial Downs, L.P.

10.14A(10)

First Amendment to the Stock Purchase Agreement dated August 18, 2005 among Pimlico Racing Association, Inc., Laurel Racing Association Limited Partnership, The Maryland Jockey Club of Baltimore City, Inc., Maryland-Virginia Racing Circuit, Inc. and Colonial Downs, L.P.

10.15(10)	Asset Purchase Agreement dated November 2, 2005 among Capital City Entertainment, Inc. and Jacobs Pinon Plaza Entertainment, Inc.

10.15A(12)	Pinon Plaza Ground Lease (proposed) by and between Clark G. Russell and Jean M. Russell, Trustees of The Clark and Jean Russell Family Trust and Jacobs Entertainment, Inc.

10.16(11)	Triple Net Lease dated November 14, 2005 among Route 225 Investments, LLC and Jacobs Entertainment, Inc.

10.17(12)	Ground Lease and Option Purchase Agreement dated September 12, 2005 between Dakota/Blackhawk, LLC and Jacobs Entertainment, Inc.

10.18(12)	Thoroughbred Horseman’s Agreement dated January 1, 2005 between Colonial Downs, L.P., Stansley Racing Corp. and The Virginia Horsemen’s Benevolent and Protective Association, Inc.

10.19(12)

Shopping Center Lease dated February 28, 2005 between Jay F. Wilks, Trustee under Indenture dated December 20, 1976 by and between Herbert Cashvan and Marvin Simon, as Settlors, and Jay F. Wilks as Trustee, and Colonial Downs, L.P.

10.20(12)

Asset Purchase Agreement dated November 2, 2005, between Larose Truck Plaza & Casino, LLC, Midway Recreation, L.L.C., Joe F. Penn, Jr., Melissa Penn, and Gameco Holdings, Inc., including an Amendment dated December 19, 2005 adding Jalou of Larose, LLC, as a party.

10.21(12)	Stock Purchase Agreement dated December 12, 2005 between Jalou II, Inc. and several persons relating to the purchase and sale of the common stock of Fuel Stop 36, Inc.

14.1(12)	Code of Ethics

21.1(12)	Subsidiaries of Jacobs Entertainment, Inc.

25.1(1)	Statement of Eligibility of Trustee on Form T-1.

31.1(12)	Chief Executive Officer Certificate under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(12)	Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(12)	Chief Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(12)	Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(1)	Form of Letter of Transmittal.

99.2(1)	Form of Notice of Guaranteed Delivery.

99.3(1)	Jacobs Entertainment, Inc. Exchange of all Outstanding 11 7/8% Senior Secured Notes Due 2009 For 11 7/8% Senior Secured Notes Due 2009.

99.4(1)	Jacobs Entertainment, Inc. Letter to Depository Trust Company Participants.

99.5(8)	Significant Guarantor Information.

(1)	Incorporated hereby by reference from our registration statement on Form S-4 (SEC Registration No. 333-88242) filed on May 14, 2002.
(2)	Incorporated hereby by reference from Amendment No. 1 of our registration statement on Form S-4 (SEC Registration No. 333-88242) filed on August 8, 2002.
(3)	Incorporated hereby by reference from our Form 10-K filed on March 29, 2004.
(4)	Incorporated hereby by reference from our Form 10-K filed on March 31, 2003.
(5)	Incorporated by reference from our Form 10-Q filed August 13, 2004.
(6)	Incorporated hereby by reference from our Report on Form 8-K filed October 7, 2004.
(7)	Incorporated hereby by reference to Exhibits 2.01(a)and 2.01(b) from our Report on Form 8-K dated March 4, 2005.
(8)	Incorporated hereby by reference from our Form 10-K filed March 28, 2005.
(9)	Incorporated hereby by reference from our Report on Form 8-K filed on March 4, 2005.
(10)	Incorporated by reference from our Form 10-Q filed November 14, 2005.
(11)	Incorporated hereby by reference from our Report on Form 8-K filed on November 15, 2005.
(12)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACOBS ENTERTAINMENT, INC.

By:	/s/ JEFFREY P. JACOBS
Jeffrey P. Jacobs
Chief Executive Officer

By:	/s/ STEPHEN R. ROARK
Stephen R. Roark
Chief Financial Officer

Date: March 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY P. JACOBS	Chairman of the Board of Directors and Chief	March 29, 2006
Jeffrey P. Jacobs	Executive Officer (Principal Executive Officer)

/s/ STEPHEN R. ROARK	Chief Financial Officer	March 29, 2006
Stephen R. Roark	(Principal Financial and Accounting Officer)

/s/ RICHARD E. JACOBS	Director	March 29, 2006
Richard E. Jacobs

Jacobs Entertainment, Inc.

Consolidated Financial Statements as of December 31, 2005 and 2004, and for the Years Ended December 31, 2005, 2004, and 2003, and Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Jacobs Entertainment, Inc.
Golden, Colorado

We have audited the accompanying consolidated balance sheets of Jacobs Entertainment, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jacobs Entertainment, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 28, 2006

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2004

(Dollars in thousands)

	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,804	$21,497
Restricted cash	1,619	1,670
Accounts receivable—net	2,728	1,634
Inventory	1,843	1,413
Prepaid expenses and other current assets	2,084	2,070

Total current assets	30,078	28,284

PROPERTY, PLANT, AND EQUIPMENT:
Land and improvements	53,583	52,299
Buildings and improvements	136,378	122,995
Equipment and furniture and fixtures	44,920	37,516
Leasehold improvements	2,364	2,344
Construction in progress	4,483	1,948

Total property, plant, and equipment	241,728	217,102

Less accumulated depreciation and amortization	(42,889)	(34,399)

Property, plant, and equipment—net	198,839	182,703

OTHER ASSETS:
Goodwill	32,930	26,773
Identifiable intangible assets—net	7,830	7,790
Debt issue costs—net	6,702	5,426
Other assets	2,374	1,290

Total other assets	49,836	41,279

TOTAL	$278,753	$252,266

	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,292	$12,721
Gaming taxes payable	3,130	2,841
Interest payable	8,181	6,942
Due to affiliate	386	1,819
Current maturities of long-term debt and capital lease obligations	3,583	1,006

Total current liabilities	30,572	25,329

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	160,418	132,421

LONG-TERM DEBT—Related parties	19,489	19,489

OTHER	472	423

Total liabilities	210,951	177,662

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value—1,500 authorized, 1,500 shares issued and outstanding as of December 31, 2004
Class A Common stock, $.01 par value; 1,800 shares authorized, 1,320 shares issued and outstanding as of December 31, 2005
Class B Common stock, $.01 par value; 200 shares authorized, 180 shares issued and outstanding as of December 31, 2005
Additional paid-in capital	51,755	31,312
Retained earnings	16,047	43,292

Total stockholders’ equity	67,802	74,604

TOTAL	$278,753	$252,266

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(Dollars in thousands)

	2005	2004	2003

REVENUES:
Gaming:
Casino	$115,607	$108,347	$96,816
Truck stop	37,432	24,842	24,108
Pari-mutuel	35,988	32,946	29,189
Food and beverage	19,774	17,964	16,383
Convenience store—fuel	37,361	21,690	17,229
Convenience store—other	5,441	3,825	3,403
Hotel	1,982	1,382	1,370
Other	3,673	3,331	3,003

Total revenues	257,258	214,327	191,501

Promotional allowances	(23,175)	(20,175)	(19,652)

Net revenues	234,083	194,152	171,849

COSTS AND EXPENSES
Gaming:
Casino	41,804	38,586	36,209
Truck stop	19,810	13,689	12,704
Pari-mutuel	31,356	27,505	24,212
Food and beverage	10,302	9,607	8,133
Convenience store—fuel	34,843	20,171	15,881
Convenience store—other	7,272	4,683	4,203
Hotel	355	747	743
Marketing, general, and administrative	47,635	42,783	38,316
Abandonment costs	1,424	2,891	173
Termination of contract	10,367
Depreciation and amortization	11,005	9,958	9,071

Total costs and expenses	216,173	170,620	149,645

OPERATING INCOME	17,910	23,532	22,204

INTEREST INCOME	172	64	72

INTEREST EXPENSE	(22,404)	(19,705)	(19,645)

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(4,322)	3,891	2,631

INCOME TAX EXPENSE	(423)

NET (LOSS) INCOME	$(4,745)	$3,891	$2,631

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(Dollars in thousands)

	Common Stock				Additional
		Class A	Class B		Paid-in	Retained
	Shares	Shares	Shares	Amount*	Capital	Earnings	Total

BALANCES—January 1, 2003	1,500	—	—	$—	$27,992	$36,770	$64,762

Capital contribution					1,617		1,617

Net income						2,631	2,631

BALANCES—December 31, 2003	1,500	—	—	—	29,609	39,401	69,010

Capital contribution					1,703		1,703

Net income						3,891	3,891

BALANCES—December 31, 2004	1,500	—	—	—	31,312	43,292	74,604

Capital contribution					20,443		20,443

Stockholder distributions						(22,500)	(22,500)

Common stock exchange (see Note 13)	(1,500)	1,320	180				—

Net loss						(4,745)	(4,745)

BALANCES—December 31, 2005	—	1,320	180	$—	$51,755	$16,047	$67,802

*The par value amount of Jacobs Entertainment, Inc. common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 above due to rounding.

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(Dollars in thousands)

	2005	2004	2003

OPERATING ACTIVITIES:
Net (loss) income	$(4,745)	$3,891	$2,631
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Noncash charge termination of contract (see Note 13)	3,000
Depreciation and amortization	11,005	9,958	9,071
Loss on sale of equipment	45	75	94
Deferred financing cost amortization	2,072	1,363	1,361
Bond issue discount amortization	708	710	707
Bond issue premium amortization	(489)
Loan discount amortization		23	180
Noncash abandonment costs	1,424	1,500	35
Changes in operating assets and liabilities—net of the effect of acquisitions:
Accounts receivable—net	(1,094)	(547)	369
Inventory	(232)	(211)	85
Prepaid expenses and other assets	(1,098)	(734)	(88)
Accounts payable and accrued expenses	2,048	2,644	582
Gaming taxes payable	289	132	105
Interest payable	1,239	(28)	(1,507)
Due to affiliate	(1,433)	982	837

Net cash provided by operating activities	12,737	19,758	14,462

INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(18,591)	(18,374)	(16,281)
Proceeds from sale of equipment	155	295	66
Purchase of device rights	(546)	(907)	(566)
Capitalized project costs			(1,465)
(Increases) decreases restricted cash	51	237	(512)
Truck stop acquisitions, net of cash acquired of $100	(12,161)

Net cash used in investing activities	(31,092)	(18,749)	(18,758)

FINANCING ACTIVITIES:
Proceeds from bond issuance	25,300
Payments to obtain financing	(3,348)		(49)
Proceeds from long-term debt	1,338	5,100	228
Proceeds from revolving line of credit	17,821	4,265	11,210
Contributions from stockholders	14,113	1,703	1,617
Payments on long-term debt	(831)	(2,553)	(2,620)
Payments on revolving line of credit	(13,231)	(4,265)	(11,210)
Distributions to stockholders	(22,500)

Net cash provided by (used in) financing activities	18,662	4,250	(824)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	307	5,259	(5,120)

CASH AND CASH EQUIVALENTS—Beginning of year	21,497	16,238	21,358

CASH AND CASH EQUIVALENTS—End of year	$21,804	$21,497	$16,238

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized in 2005, 2004, and 2003 of $106, $110, and $140, respectively	$18,790	$17,329	$17,582

Noncash investing and financing activity:
Capital contribution exchanged for retirement of note paid by affiliate	$6,330	$—	$—

Acquisition of property for payables incurred	$800	$1,357	$303

Acquisition of property under capital lease agreements	$3,288	$1,732	$—

Notes payable incurred on termination of contract	$3,000	$—	$—

Debt conversion to related party	$—	$—	$10,489

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004, AND FOR THE
YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(Dollars in thousands)

1.                   BUSINESS AND ORGANIZATION

Jacobs Entertainment, Inc. (“JEI”, the ”Company”, “us”, “our”, or “we”) was formed on April 17, 2001, as a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended, to become a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Nevada, Louisiana, and Virginia. The Company’s sole stockholders, who each own beneficially 50% of each class of JEI’s common stock, are Jeffrey P. Jacobs and Richard E. Jacobs (collectively, “Jacobs”). As of December 31, 2005, we own and operate three casinos through Black Hawk Gaming & Development Company, Inc. (“Black Hawk”), a wholly owned subsidiary. They are The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Hotel Casino (“Gilpin”), both in Colorado, and the Gold Dust West Casino (“Gold Dust”) in Nevada. JEI also owns and operates eleven truck plaza video gaming facilities in Louisiana through two wholly owned subsidiaries, Jalou LLC and Jalou II which are collectively referred to as “Jalou”, “Truck stops” or “Truck Plazas”. We also receive a percentage of gaming revenue from an additional truck plaza video gaming facility. Finally, JEI owns and operates a horse racing track with nine satellite wagering facilities in Virginia through a wholly owned subsidiary Colonial Holdings, Inc. (“Colonial”).

On February 25, 2005, we filed an application for gaming licenses to open a Jefferson Parish, Louisiana truck plaza location. The license was approved on August 16, 2005, and the location opened on September 22, 2005.

On March 2, 2005, we acquired three truck plaza video gaming facilities in Louisiana previously owned by Jacobs for $22.5 million. The purchase of the three truck plaza video gaming facilities was accounted for as a combination of entities under common control, which is similar to the pooling of interests method of accounting for business combinations. Accordingly, the accompanying consolidated financial statements have been retroactively adjusted to include the operations of the acquired truck plazas from January 1, 2003. See Note 4 below.

On March 16, 2005, we received a license to own and operate a seventh satellite wagering facility in Martinsville, Virginia. This facility was opened on August 15, 2005. On April 27, 2005, we received a license to own and operate an eighth satellite wagering facility and second location in Chesapeake, Virginia. We opened this facility on October 12, 2005. On May 25, 2005, we received a license to own and operate a ninth satellite wagering facility in Scott County, Virginia. We opened this facility on January 18, 2006.

On December 16, 2005, we acquired from an unaffiliated party Fuel Stop 36 in Lake Charles, Louisiana for $6.1 million. On December 20, 2005, we acquired from an unaffiliated party the assets of Larose Truck Plaza in Larose, Louisiana for $6.2 million. The purchases of these two truck plaza video gaming facilities were recorded using the purchase method of accounting. See Note 4 below.

2.                   SIGNIFICANT ACCOUNTING POLICIES

Consolidation—The accompanying consolidated financial statements include the accounts of JEI, Black Hawk, Jalou and Colonial. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Property, Plant, and Equipment—Property, plant, and equipment are stated at historical cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are depreciated, using the straight-line method, over the shorter of the lease term or the useful life of the asset. Estimated useful lives used are as follows:

Land improvements	20–40 years
Buildings and improvements	5–40 years
Equipment and furniture and fixtures	2–20 years
Leasehold improvements	5–25 years

Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposal of assets are recognized as incurred.

Goodwill—Goodwill represents the excess purchase price over the fair value of the net identifiable assets acquired related to acquisitions. See Note 4 for current year acquisitions.

Identifiable Intangible Assets—Identifiable intangible assets are comprised of revenue rights, device use rights, and a noncompete agreement associated with the Jalou truck stop acquisitions. Amortization of the revenue rights are being amortized on a straight line basis over 50 years representing the initial term of the related agreement. Amortization of device use rights and the noncompete agreement are being amortized on a straight line basis over five years, representing the initial terms of the related agreements.

Debt Issue Costs—Debt issue costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense, using the effective interest method, over the life of the related loan, and are included as a component of other assets in the accompanying consolidated balance sheets.

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

Revenue—Casino—Casino revenues are the net winnings from gaming activities, which is the difference between gaming wins and losses and are recognized as earned.

Revenue—Truck Stop—Video poker revenue is the net winnings from gaming activities of the Company’s truck stops, which is the difference between gaming wins and losses and are recognized as earned.

Revenue—Pari-Mutuel—Pari-mutuel revenue includes the Company’s share of pari-mutuel wagering on live races after payments of amounts returned on winning wagers, and the Company’s share of wagering from import and export simulcasting at its racing centers and are recognized as earned.

Revenue—Food and Beverage—The Company recognizes food and beverage revenue at the time that goods or services are rendered.

Revenue—Convenience Store—Fuel and Other—The Company recognizes revenue at the time of sale for fuel and convenience-store items.

Revenue—Hotel—The Company recognizes hotel revenue at the time rooms are provided to customers.

Revenue—Other—Other revenue consists of ATM commissions, cash advance commissions, miscellaneous vending commissions, admission charges, and program and concession sales at Colonial’s live racing events. Other revenues are recognized at the time services are provided to patrons.

Promotional Allowances—Gross revenues include the retail amount of rooms, food and beverages provided gratuitously to customers. When computing net revenues, the retail amount of rooms, food and beverages and coupons, gratuitously provided to customers, as well as slot club player point redemptions, is deducted from gross revenues as promotional allowances. The estimated cost of such complimentary services in our casino operations for rooms, food, and beverages is charged to casino operations and was $9,811, $9,191, and $9,388 for the years ended December 31, 2005, 2004, and 2003, respectively. The estimated cost of such complimentary services in our truck stops related to video poker operations for food and beverages is charged to truck stop operations and was $798, $276, and $121 for the years ended December 31, 2005, 2004, and 2003, respectively. The estimated cost of such complimentary services in our truck stops related to fuel operations for food and beverages is charged to convenience store operations and was $261, $136, and $323 for the years ended December 31, 2005, 2004, and 2003, respectively.

Income Taxes—The Company has elected for income tax purposes to be treated as a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended, and, consequently, no current or deferred income taxes have been reflected in the accompanying consolidated financial statements as these taxes are the responsibility of the stockholders. See Note 6 for information relating to $423 income tax expense charged for the year ended December 31, 2005.

Long-Lived Assets—The Company periodically evaluates the value of long-lived assets, including property, plant and equipment, goodwill and identifiable intangibles, for potential impairment. If an impairment is indicated, such impaired assets are written down to their estimated fair value. As of December 31, 2005 and 2004, management determined that there was no impairment of the Company’s long-lived assets other than those costs abandoned as described in Note 10.

Operating Segments—The Company has four reportable segments (Colorado, Nevada, Virginia, and Louisiana), as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. See Note 16.

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

Reclassifications—In the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003, we have changed the classification of changes in restricted cash balances to present such activity as an investing activity. We previously presented such changes as an operating activity. This reclassification has resulted in a $0.24 million increase and a $0.51 million decrease to investing cash flows during 2004 and 2003, respectively, and a corresponding $0.24 million decrease and $0.51 million increase to operating cash flows from the amounts previously reported. Certain other amounts have been reclassified within the 2004 and 2003 financial statements to conform to the presentation used in 2005. Management believes these reclassifications are immaterial as they had no impact on the Company’s financial position or net income.

3.                   GOODWILL AND OTHER INTANGIBLE ASSETS

The Company tests goodwill for impairment as of September 30th each year. Testing compares the estimated fair values of the Company’s reporting units to the reporting units’ carrying value. The Company considers a variety of factors when estimating the fair value of its reporting units, including estimates about furture operating results of each reporting unit, multiples of EBITDA, investment banker market analysis, and recent sales of comparable business units if such information is available to the Company. A variety of estimates and judgments about the relevance and comparability of these factors to the reporting units are made. As of September 30, 2005 and as updated at year-end, management of the Company believes the goodwill held in our reporting units is not imparied. In addition, the Company has reassessed the useful lives of its identifiable intangible assets without any charge to the previously established amortization periods of such assets.

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004

Balance as of beginning of year	$26,773	$26,773
Goodwill acquired during year	6,157	—

Balance as of end of year	$32,930	$26,773

Acquired intangible assets as of December 31, 2005 and 2004, consist of the following (in thousands):

	2005			2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Revenue rights	$6,000	$480	$5,520	$6,000	$360	$5,640
Device use rights	4,232	2,018	2,214	3,518	1,368	2,150
Other	100	4	96

Total	$10,332	$2,502	$7,830	$9,518	$1,728	$7,790

	Years Ended December 31
	2005	2004	2003

Aggregate amortization expense	$821	$624	$581

Estimated amortization expense for the years ending December 31 (in thousands):

2006	$987
2007	588
2008	546
2009	499
2010	290
Thereafter	4,920

Total	$7,830

4.                   SALE OF DEBT AND ACQUISITIONS

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

The acquisition of the three truck plaza facilities was accounted for as a combination of entities under common control, and as such is reflected for accounting and financial reporting purposes similar to a pooling of interests. Therefore, the acquisitions have been recorded at the related party’s historical cash cost in the assets transferred. Accordingly, the accompanying consolidated financial statements have been retroactively restated from January 1, 2003 through the acquisition date to include the operations of the acquired truck plazas. See Note 1 above.

A distribution of $22,500 was recorded on the acquisition date as the assets of the entities acquired have been retroactively accounted for in JEI’s financial statements. Therefore a net distribution of $12,380 (the $22,500 distribution reduced by the $10,121 of net assets acquired) has been recorded by us as of March 2, 2005, acquisition date.

The following table summarizes the value of assets acquired and liabilities assumed and recorded as of March 2, 2005, for the transaction occurring on that date.

	Breaux Bridge	Eunice	Jefferson	Total

Current assets	$402	$285	$309	$996
Property and equipment—net	3,089	2,461		5,550
Construction in progress			2,545	2,545
Other assets	14	20	331	365
Identifiable intangible assets	463	329	390	1,182

Total assets acquired	3,968	3,095	3,575	10,638

Current liabilities	217	184	22	423
Noncurrent liabilities			94	94

Total liabilities assumed	217	184	116	517

Net assets acquired	$3,751	$2,911	$3,459	$10,121

The consolidated financial statements for the years ended December 31, 2004 and 2003, have been retroactively restated as though the transaction had occurred at the beginning of each of the periods presented.

The following table summarizes the operations of the acquired truck plaza entities:

	2004	2003

Net revenues	$4,437	$—
Costs and expenses	5,533	42

Net loss	$(1,096)	$(42)

On September 30, 2005, we entered into an agreement with Dakota/Blackhawk, LLC, an unaffiliated Colorado limited liability company (“Dakota”), granting us the option to purchase 2.2 acres of undeveloped land (approximately 1 acre of which is located within the Black Hawk Gaming District) directly across the street from The Lodge.

Under the terms of the option agreement, we have the exclusive right to purchase the property for $13 million. The option has an initial term of one year, with a right in our favor to extend the option for an additional one year period upon the payment of a nonrefundable extension fee of $500,000. The option agreement provides for an initial option fee of $500,000. Fifty percent of the initial option fee and fifty percent of the extension fee are to be applied to the purchase price if the property is purchased.

If the real estate purchase contract is closed, the purchase price must be paid as follows: (i) 50% of the purchase price minus the option fee credit, in cash or immediately available funds at closing; and (ii) a four year promissory note in the amount of 50% of the purchase price executed by us.

On November 2, 2005, we formed a new wholly owned subsidiary, Jacobs Pinon Plaza Entertainment, Inc. and entered into a definitive Asset Purchase Agreement with Capital City Entertainment, Inc. (“CCI”), a nonaffiliated party, under which we agreed to acquire all of the assets of the Best Western Pinon Plaza Resort (“Pinon Plaza”), a division of CCI. The assets to be purchased include all of the personal property, buildings and improvements used by Pinon Plaza in the operation of its casino, hotel, bowling alley and RV park in Carson City, Nevada. The purchase price for the assets is $14,500. Upon entering into the agreement, we deposited $500 into escrow which will be allocable to the purchase price. We anticipate closing this transaction during the second quarter of 2006. Under the agreement, the Company has until June 30, 2006 to close the transaction. If the transaction is not closed by June 30, 2006, the Company may extend the closing deadline to September 30, 2006, for a one time nonrefundable $250 payment to the seller. If the transaction is not closed by September 30, 2006, the $500 deposit will be forfeited and paid to the seller. No further recourse will be available to the seller.

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

On December 16, 2005, we acquired from an unaffiliated party Fuel Stop 36 in Lake Charles, Louisiana for $6.1 million. On December 20, 2005, we acquired from an unaffiliated party the assets of Larose Truck Plaza in Larose, Louisiana for $6.2 million. The following table summarizes the assets acquired and liabilities assumed and recorded as of the acquisition dates.

	Fuel Stop 36	Larose	Total

Current assets	$176	$122	$298
Property and equipment—net	2,748	2,729	5,477
Goodwill	2,860	3,297	6,157
Identifiable intangible assets	278	71	349

Total assets acquired	6,062	6,219	12,281

Total liabilities assumed		16	16

Net assets acquired	$6,062	$6,203	$12,265

Goodwill resulting from the Larose and Fuel Stop 36 transactions is attributable to anticipated future cash flows associated with the acquired entities. Amortization expense recorded on these identifiable intangible assets was $4 for the year ended December 31, 2005.

Assuming the transactions had occurred at the beginning of each period presented, combined unaudited pro forma revenue and net (loss) income would have been as follows.

	2005	2004

Net revenues	$251,705	$205,931
Costs and expenses	254,885	201,902

Net (loss) income	$(3,180)	$4,029

The pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions occurred at the beginning of each period presented, nor are they indicative of future operating results.

5.                   LONG-TERM DEBT, NOTES PAYABLE-RELATED PARTIES, AND CAPITAL LEASES

Long-term debt, notes payable-related parties, and capital leases, as of December 31, 2005 and 2004, consist of the following:

	2005	2004

Indebtedness of JEI:
Senior secured notes due 2009, with interest only payable each February 1, and August 1, beginning August 1, 2002, at a fixed interest rate of 11 7/8%.	$147,622	$122,103

A $10 million line of credit (“LOC”) agreement with Wells Fargo Foothill, expiring July 12, 2007. The LOC bears interest at the prime rate published by Wells Fargo Bank, N.A., plus 1.75%. The LOC is collateralized by the land, buildings and related improvements of The Lodge and the Gilpin, the Company’s Colorado casino properties. The security interests under the terms of the LOC are contractually senior to the notes.	4,590

Capital Lease with interest and principal payments of $3 per month until October 2006, increasing to $15 per month through October 2007, increasing to $21 per month thereafter, maturing October 2010, with the right to extend the lease three time for five years, or to purchase the land and building for $5,000 any time commencing with the day after the last day of the first year of the initial term through the end of the initial term, or for $5,398 at any time during the first renewal period. The purchase option is no longer available after the first renewal period. The effective interest rate is 17%. Each lease renewal if elected will result in an increase in monthly payment based on a base index rate established with the August 2005 Consumer Price Index (“CPI”) as published.

	1,227

	153,439	122,103

Indebtedness of Black Hawk:
Bonds payable; issued in two series with interest payments varying between 6.25% and 6.50%; principal and interest payments approximating $360 are due semi-annually beginning in June 2000 continuing until December 2011; secured by infrastructure improvements made by the Lodge.	3,526	3,997

Indebtedness of Colonial:
Note payable to Maryland Jockey Club, maturing December 2005, bearing interest at a rate of 7.75% payable quarterly for the first two years, and equal installments of interest and principal to be paid quarterly over the remaining five year term of the note, beginning in the first quarter of 2001.		290

Note payable to John Deere Credit, maturing October 2008, bearing interest at a rate of 2.25% payable monthly in equal installments of interest and principal beginning November 2003, secured by the equipment purchased with the Note.	133	177

Capital lease with interest and principal payments of $10 per month, maturing September 11, 2009, with the right to extend the term of the lease five times for five year intervals, or to purchase the land for $800 at any time after the term and first renewal period of the lease (after September 11, 2014). The effective interest rate is 11.84%. Each lease renewal if elected will result in an increase in monthly payments by 10% over the previous lease term.	971	976

(continued)

	2005	2004

Indebtedness of Colonial (continued):

Capital lease with interest and principal payments of $4 per month, until the earlier of occupancy or June 1, 2005, then interest and principal payments of $8 per month, maturing June 1, 2010, with the right to extend the term of the lease four times for five year intervals, or to purchase the land and building for $700 at any time after the initial term of the lease (after June 1, 2010), with the purchase price increasing 8% with any successive renewal term. The effective interest rate is 10.31%. Each lease renewal if elected will result in an increase in annual payments by $8 over the lease term.

	764	756

Capital lease with interest and principal payments of $8 per month until October 2006, then interest and principal payments of $10 per month until October 2010, then interest and principal payments of $11 per month until October 2015, with three renewal period terms of five years each with monthly payments starting at $13 per month increasing to $17 per month. The effective interest is 10.5% per annum.	1,195

Note payable to individuals, with interest and principal payments of $8 per month through maturity at October, 2020, at an interest rate of 6.5% per annum, secured by the building and land.	954

Note payable to Pimlico Racing Association, Inc, and Laurel Racing Association Limited Partnership, maturing September 2006, interest accruing at the prime rate published by the Wall Street Journal, plus 1%, payable at maturity, guaranteed by Jacobs Entertainment, Inc.	3,000

Other	19	28

	7,036	2,227

Indebtedness of Jalou:
Note payable to Cameron State Bank, maturing October 1, 2018, interest only monthly payments through April 1, 2005 bearing interest at a rate of 7%, beginning May 1, 2005 monthly principal and interest payments of $22 due until October 1, 2008, beginning November 1, 2008 monthly principal and interest payments of $21 due until September 1, 2018 bearing interest at a rate of the five year treasury bill plus 3%, October 1, 2018 all remaining interest and principal due. The note is secured by the land and improvements purchased with the note and inventory, equipment and fixtures.		2,300

Note payable to Cameron State Bank, maturing July 1, 2018, interest only monthly payments through January 1, 2005 bearing interest at a rate of 7%, beginning February 1, 2005 monthly principal and interest payments of $27 due until July 1, 2008, beginning August 1, 2008 monthly principal and interest payments of $25 due until June 1, 2018 bearing interest at a rate of the five year treasury bill plus 3%, July 1, 2018 all remaining interest and principal due. The note is secured by the land and improvements purchased with the note and inventory, equipment and fixtures.		2,800

	—	5,100

(continued)

	2005	2004

Indebtedness to related parties:
Notes payable to affiliates, maturing January 31, 2010, semi-annual payments of interest only at 12.0%, unsecured	$9,000	$9,000
Note payable to affiliates maturing March 2009, semi-annual payments of interest only at 8.5%, secured by the land, buildings, and related improvements of Houma	1,811	1,811
Note payable to affiliates maturing March 2009, semi-annual payments of interest only at 8.5%, secured by the land, buildings and related improvements of Winner’s	1,208	1,208
Note payable to affiliates maturing March 2009, semi-annual payments of interest only at 8.5%, secured by the land, buildings, and related improvements of Cash’s	1,717	1,717
Note payable to affiliates maturing March 2009, semi-annual payments of interest only at 8.5%, secured by the land, buildings, and related improvements of Colonel’s	2,172	2,172
Note payable to affiliates maturing March 2009, semi-annual payments of interest only at 8.5%, secured by the land, buildings, and related improvements of Lucky Magnolia’s	788	788
Note payable to affiliates maturing March 2009, semi-annual payments of interest only at 8.5%, secured by the land, buildings, and related improvements of Bayou Vista	1,679	1,679
Note payable to affiliates maturing March 2009, semi-annual payments of interest only at 8.5%, secured by the land, buildings, and related improvements of Raceland	1,114	1,114

	19,489	19,489

Total indebtedness	183,490	152,916

Less current indebtedness	(3,583)	(1,006)

Total long-term indebtedness	$179,907	$151,910

(concluded)

On February 8, 2002, JEI completed a $125,000 of 11 7/8% Senior Secured Notes (the ”Notes”) due 2009, with interest payable on each February 1, and August 1, with payments beginning August 1, 2002. The Notes were issued at a 3.96% discount from their principal amount, resulting in a discount of $4,950, which is being amortized using the effective interest method over the life of the Notes. The proceeds of the Notes were primarily used to fund the acquisition of the common stock of Black Hawk, Jalou LLC, Jalou II, and Colonial, and to refinance certain debt of these entities in connection with the acquisitions. The Notes are secured by the assets and stock of the acquired entities. JEI has no independent assets or operations and the subsidiaries’ guarantees on the Notes are full and unconditional and joint and several. The Notes contain a number of affirmative and negative covenants which among other things require JEI to maintain certain financial ratios and refrain from certain actions without prior approval from the Trustee of the Notes. As of December 31, 2005, management believes JEI is in compliance with all such debt covenants.

On February 13, 2003, $10,489 of notes issued by the seller in connection with the acquisition of certain Jalou truck stops from an unaffiliated party were acquired by a related party. See discussion in Note 9 below.

On March 2, 2005, JEI issued $23,000 in debt subject to the indenture of the Notes described above. The terms of the new notes are the same as the existing notes, which carry a coupon rate of 11 7/8% per annum and mature February 2009. See Note 4.

Scheduled principal payments as of December 31, 2005, are as follows:

2006	$3,429
2007	5,181
2008	683
2009	159,182
2010	10,447
Thereafter	4,928

Total	$183,850

Effective July 12, 2002, the Company entered into a $10,000 line of credit (“LOC”) agreement with Wells Fargo Foothill, Inc., expiring July 12, 2007. The LOC bears interest at the prime rate published by Wells Fargo Bank, N.A., plus 1.75%. The LOC is collateralized by the land, buildings and related improvements of The Lodge and the Gilpin Hotel and Casino, the Company’s Colorado casino properties. The security interests under the terms of the LOC are contractually senior to the Notes. There were no amounts outstanding under the LOC as of December 31, 2005 and 2004.

6.                   INCOME TAXES

On March 11, 2002, the Company received notice from the Internal Revenue Service asserting deficiencies in federal corporate income taxes for Black Hawk’s 1998 tax year. The proposed adjustment related to the deductibility of depreciation taken against certain costs incurred by The Lodge to build and improve public assets. The Company has settled this issue with the Internal Revenue Service and has recorded a charge to earnings of $423 including $149 in interest. No penalties were assessed on this settlement.

7.                   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value of the Company’s financial instruments has been determined by the Company using available market information and generally accepted valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The estimated fair value of the Company’s financial instruments are as follows:

	2005		2004
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Liabilities—long-term debt and capital lease obligations	$183,490	$189,190	$152,916	$173,208

The estimation methodologies utilized by the Company are summarized as follows:

Debt—The fair value of variable-rate debt is estimated to be equal to its carrying amount. The fair value of senior secured notes issued in 2002 and 2005 is based upon quoted market rates. The fair value of other fixed rate debt is estimated based on a discounted cash flow analysis, using the prevailing market interest rates for debt of similar dollar amount, maturity and risk.

The estimated fair value of the Company’s other financial instruments, such as cash and cash equivalents, accounts receivable, inventory and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments.

8.                   EMPLOYEE BENEFIT PLANS

In June 1998, Colonial implemented a 401(k) Plan in which all full time and part time employees are eligible to participate after six months of employment. The Plan is a defined contribution plan covering eligible employees of Colonial. The Plan allows eligible employees to make tax-deferred contributions that are matched by the Company up to a specified level. On July 9, 2004, the Colonial 401(k) plan was merged into the Black Hawk Gaming & Development Company Inc. 401(k) plan (renamed Jacobs Entertainment, Inc. plan on December 21, 2004). The Company’s contributions to the 401(k) Plan were approximately $14 and $14 for the period ended July 9, 2004, and for the year ended 2003, respectively.

On January 1, 1997, the Gilpin Hotel Casino Employees’ 401(k) Plan (renamed Black Hawk Gaming & Development Company Inc.’s 401(k) Plan on March 31, 1999, further re-named Jacobs Entertainment, Inc.’s 401(k) plan on December 20, 2004) (the ”Plan”) was organized and began accepting contributions on September 1, 1997. The Plan is a defined contribution plan covering eligible employees of Black Hawk, The Lodge, the Gilpin, GDW, and Colonial (after July 9, 2004). The Plan allows eligible employees to make tax-deferred contributions that are matched by the Company up to a specified level. The Company contributed approximately $307, $257, and $249 to the Plan for the years ended December 31, 2005, 2004, and 2003, respectively. On July 9, 2004, Colonial’s Plan and Jacobs Entertainment, Inc.’s Plan were merged into one plan covering all eligible employees of JEI.

9.                   RELATED-PARTY TRANSACTIONS

In order to assist JEI in its efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, Black Hawk entered into an agreement with Premier One Development Company effective October 1, 1997. On May 9, 2000, Premier merged into Jacobs Investments Management Co. Inc. (“Management”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two former directors of Colonial Holdings. Black Hawk paid or accrued $450, $450, and $450 for Management’s services during the years ended December 31, 2005, 2004, and 2003, respectively. The agreement expired on December 31, 2002, but was renewed on January 2, 2003 for a period of nine years, at $450 per year, payable on January 15 of each year.

The Company provides monthly management and accounting services to truckstops owned by an affiliate. In addition, the affiliates purchase repair parts from the Company. Total charges to affiliates for management services and repair part purchases totaled $480, $384 and $318 for the years ended December 31, 2005, 2004 and 2003, respectively. Accounts receivables due from affiliate totaled $286 and $224 as of December 31, 2005 and 2004, respectively.

As part of the acquisition agreement for the Breaux Bridge, Eunice, and Jefferson locations, the affiliated party seller provided capital to the Company. Amounts payable to this affiliated party totaled $386 and $1,819 as of December 31, 2005 and 2004, respectively.

JEI is the obligor on notes to Jacobs totaling $9,000, with interest only payable semi-annually at 12% per annum, and the principal amount due and payable on January 31, 2010. These notes were issued in connection with the acquisition of certain Louisiana truck stops. JEI is also the obligor of $10,489 of notes issued by the seller in connection with the acquisition of additional truck stops from an unaffiliated party. These notes were acquired from the seller by Jacobs on February 13, 2003, for $7,000. Interest payable to related parties was $723 for each of the years ended December 31, 2005 and 2004, respectively.

10.            ABANDONMENT COSTS

In December 2005, the Company recorded an abandonment charge of $1,424 representing the net book value of a stand-alone portion of the Gold Dust West’s motel building (the ”L-wing”) containing 66 of the properties 106 motel rooms. After considering alternative plans for this stand-alone portion of the motel including a possible refurbish, it was decided that the property would be better served with improved access and expanded parking. The Company began demolition of the L-wing during the first quarter of 2006 and expects to complete the project late in the second quarter at an estimated total cost of $1.4 million. The Company expects to add approximately 75 parking spaces as a result of the demolition. The Company will continue to operate the remaining 40 hotel rooms.

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

11.            COMMITMENTS AND CONTINGENCIES

In 1996, Colonial entered into a Management and Consulting Agreement, as amended (the ”Management Agreement”), with Maryland-Virginia Racing Circuit, Inc. (the ”Circuit”), a wholly owned subsidiary of Magna Entertainment Corp. (“MEC”), which is an affiliate of the Maryland Jockey Club (“MJC”). The Management Agreement provided for management services for Colonial’s racetrack and its satellite facilities and created a Virginia-Maryland thoroughbred racing circuit. Under the Management Agreement, MJC agreed to suspend live racing at its racetracks, Laurel Park and Pimlico Race Course, during Colonial’s live thoroughbred meets. Parties to the Management Agreement also exchanged simulcast signals for their live thoroughbred meets at no cost to either party. The effect of the exchange of signals is immaterial to the consolidated financial statements of JEI. The Circuit managed Colonial’s satellite facilities, as well as, the live standardbred and thoroughbred meets and provided certain personnel, at its expense, for the live thoroughbred meet. For its services, the Circuit received a management fee of 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in the Commonwealth of Virginia, excluding certain amounts specified in the Management Agreement (“Handle”), 2.0% of all Handle of $75 million to $125 million per calendar year, 1.5% of all Handle in excess of $125 million, and 3.25% of any Handle for satellite wagering facilities located in the counties of Loudoun, Fairfax, Prince William, and Arlington and the Virginia cities of Manassas, Manassas Park, Fairfax City, Falls Church, and Alexandria. The Management Agreement was to remain in effect until 2036 provided Colonial owned, controlled, or operated its racetrack under its existing licenses. At Colonial’s option, Colonial could terminate the Management Agreement any time after 2021 upon payment of a fee equal to 17 times the average management fee paid during the three years immediately preceding such termination. Management fees incurred under the Management Agreement were approximately $1,787, $2,082, and $1,831 during each of the years ended December 31, 2005, 2004, and 2003, respectively.

On September 30, 2005, Colonial acquired all of the outstanding shares of the Circuit. See Note 14 for discussion of this transaction.

Colonial has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for the Company’s pari-mutuel wagering applications. The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities through 2004 at a rate of .365% of the gross amounts wagered. Totalisator fees incurred under this agreement was approximately $731, $622, and $497 for the years ended December 31, 2005, 2004, and 2003, respectively. On March 16, 2005, Colonial entered into an amendment with the totalisator company to extend the term of the agreement to 2012, to provide replacement equipment for the existing equipment, and to increase the rate to .385% of handle up to $270,000 in handle. Handle above $270,000 will be charged a rate of .345%. The amendment also provides for minimum charge per calendar year of $330.

Colonial has entered into agreements with a company which provides broadcasting and simulcasting equipment and services. The agreements for live racing services at the horse racing track, and equipment leases at two of the off track wagering facilities were extended during 2002 until December 31, 2007. Effective November 6, 2002, Colonial acquired certain equipment located at the horse racing track previously leased under these agreements. Total expense incurred for totalisator and broadcasting and simulcasting equipment was approximately $1,094, $922, and $745 for the years ended December 31, 2005, 2004, and 2003, respectively.

Colonial leases automobiles, building space, and certain equipment under operating leases expiring at various dates. Total rental expense under these noncancelable leases was approximately $400, $420, and $357 for the years ended December 31, 2005, 2004, and 2003, respectively.

Black Hawk leases land and warehouse space for the Gold Dust in Reno, Nevada as well as automobiles, and other property and equipment under operating leases expiring at various dates. Total rental expense under these noncancelable leases was approximately $368, $357, and $352 for the years ended December 31, 2005, 2004, and 2003, respectively.

The following are the future estimated minimum commitments relating to JEI’s noncancelable operating agreements and leases:

Years Ending
December 31

2006	$1,600
2007	1,599
2008	1,370
2009	1,077
2010	831
Thereafter	13,258

Total	$19,735

Other long-term obligations include the commitment of the Louisiana truck plaza video gaming facilities to pay $1 per video poker machine per day, plus $1,000 per machine annually in licensing to an outside party to maintain its video poker machines in its truck stop premises. Other long-term obligations also include commitments under employment contracts with members of senior management.

      The following analysis of the leased property under capital leases:

Class of Property	2005	2004

Land	$1,523	$1,323
Building	959	409
Construction in progress	1,200
Other	16	16
Less accumulated depreciation	(42)	(5)

Total leased property under capital lease	$3,656	$1,743

As of December 31, 2005, the following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments:

Years Ending
December 31

2006	$363
2007	522
2008	584
2009	587
2010	1,256
Thereafter	8,350

Total future minimum lease payments	11,662

Less amount representing interest ranging from 1.6% to 17.1% per annum	7,503

Net present value of net minimum lease payments	$4,159

The Company is also involved in routine litigation arising in the ordinary course of business. These matters are believed by the Company to be covered by appropriate insurance policies.

12.            COMMON STOCK

In connection with estate planning activities by our two shareholders, effective September 27, 2005, all 1,500 shares of our common stock, $.01 par value, were converted into a total of 1,320 Class A Common Shares, $.01 par value, and 180 Class B Common Shares, $.01 par value. The shares are identical in all respects except that the Class A Common Shares are entitled to one vote per share and the Class B Common Shares are entitled to 50,000 votes per share. The Class A and Class B Shares are owned equally by Richard E. Jacobs and Jeffrey P. Jacobs and their family trusts. No proceeds were obtained by the Company in connection with the stock conversion and no underwriters were involved. The conversion was deemed exempt from the registration requirements of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

13.            TERMINATION OF CONTRACT

On September 30, 2005, Colonial completed a transaction with MEC under which Colonial acquired all of the outstanding shares of the Circuit for a purchase price of $10 million. The sale was subject to the approval of the Virginia Racing Commission which was granted on September 28, 2005. Under the terms of the purchase agreement, Colonial paid $7 million in cash at closing of the transaction and issued a one-year $3 million note bearing interest at the prime rate plus 1% (7.75% at September 30, 2005). The note is guaranteed by JEI. The stock acquisition has been characterized as a termination of a contract because the primary asset owned by the Circuit was a Management Agreement with Colonial. Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities; prescribes expensing of the costs associated with the termination of a contract. As such, $10.4 million, including the $10 million purchase price and $0.4 million in legal and professional fees associated with this transaction, has been expensed in the current period. As part of the transaction, Colonial paid off an existing promissory note to MJC in the amount of $73, plus accrued interest. Colonial must also pay the Circuit’s prorated 2005 management fees of $1,787. As of December 31, 2005 $178 of these fees were still owed to MJC. Also under the purchase agreement, a Maryland-Virginia thoroughbred racing circuit will continue for ten years with live thoroughbred racing in Maryland concluding on the latter of the Monday following the running of the Preakness Stakes or June 17 of each year and beginning at Colonial Downs thereafter. No live thoroughbred racing will resume in Maryland before August 1 each year under the agreement.

14.            HURRICANE

On August 29, 2005 and September 20, 2005, hurricanes Katrina and Rita struck Louisiana causing severe damage to the region. The Company’s Louisiana operations sustained minimal damage. The Company estimates total damages after consideration of insurance company deductibles to be approximately $125.

15.            SEGMENT INFORMATION

At December 31, 2005, 2004, and 2003, the Company has four segments representing the geographic regions of their operations. Each segment is managed separately because of the unique characteristics of revenue stream and customer base.

The Colorado segment consists of The Lodge and Gilpin casinos. We have aggregated the operations of The Lodge and the Gilpin in our Colorado segment based on similarities in the nature of the properties' businesses, customers and regulatory environment in which each property operates. The Nevada segment consists of the Gold Dust West casino. The Virginia segment consists of Colonial’s pari-mutuel operations and the Louisiana operations consist of Jalou’s truck plaza/video poker facilities.

The accounting policies of the segments are the same as those described in Note 1. The corporate operations represent all other revenues and expenses, and are also presented. The following segment information is presented after elimination of inter-segment transactions.

	Year Ended December 31, 2005
	(Dollars in thousands)
	Colorado	Nevada	Virginia	Louisiana	Total

Total revenues:
Gaming:
Casino	$93,088	$22,519	$—	$—	$115,607
Truck stop				37,432	37,432
Pari-mutuel			35,988		35,988
Food and beverage	10,177	3,459	2,560	3,578	19,774
Convenience store—fuel				37,361	37,361
Convenience store—other				5,441	5,441
Hotel	1,662	320			1,982
Other	742	141	2,420	370	3,673

Total revenues	105,669	26,439	40,968	84,182	257,258

Promotional allowances	(17,255)	(4,108)		(1,812)	(23,175)

Net revenues	$88,414	$22,331	$40,968	$82,370	$234,083

Depreciation and amortization	$5,017	$1,691	$1,685	$2,387	$10,780
Corporate adjustments and eliminations					225

Consolidated depreciation and amortization					$11,005

Interest income	$44	$15	$86	$20	$165
Corporate adjustments and eliminations					7

Consolidated total interest income					$172

Interest expense	$10,934	$3,141	$322	$2,794	$17,191
Corporate adjustments and eliminations					5,213

Consolidated total interest expense					$22,404

Income tax expense	$—	$—	$—	$—	$423

Net income (loss)	$9,844	$1,286	$(12,947)	$10,572	$8,755
Corporate adjustments and eliminations					(13,500)

Consolidated net income (loss)					$(4,745)

EBITDA (1)	$25,751	$6,103	$(11,026)	$15,733	$36,561
Corporate adjustments and eliminations					(7,646)

Consolidated EBITDA					$28,915

Goodwill	$6,710	$8,836	$—	$17,384	$32,930

Identifiable intangible assets—net	$—	$—	$—	$7,830	$7,830

Property, plant, and equipment—net	$87,173	$11,158	$68,640	$29,832	$196,803
Corporate adjustments and eliminations					2,036

Consolidated net property, plant, and equipment—net					$198,839

Total assets	$110,211	$23,711	$73,453	$65,334	$272,709
Corporate adjustments and eliminations					6,044

Consolidated total assets					$278,753

Long-term debt	$82,802	$22,813	$3,940	$26,317	$135,872
Corporate adjustments and eliminations					44,035

Consolidated total long-term debt					$179,907

Capital expenditures	$5,844	$1,212	$2,316	$8,665	$18,037
Corporate adjustments and eliminations					554

Consolidated capital expenditures					$18,591

	Year Ended December 31, 2004
	(Dollars in thousands)
	Colorado	Nevada	Virginia	Louisiana	Total

Total revenues:
Gaming:
Casino	$86,115	$22,232	$—	$—	$108,347
Truck stop				24,842	24,842
Pari-mutuel			32,946		32,946
Food and beverage	9,618	3,527	2,056	2,763	17,964
Convenience store—fuel				21,690	21,690
Convenience store—other				3,825	3,825
Hotel	800	582			1,382
Other	755	152	2,099	325	3,331

Total revenues	97,288	26,493	37,101	53,445	214,327

Promotional allowances	(15,007)	(4,028)		(1,140)	(20,175)

Net revenues	$82,281	$22,465	$37,101	$52,305	$194,152

Depreciation and amortization	$4,838	$1,436	$1,544	$1,962	$9,780
Corporate adjustments and eliminations					178

Consolidated depreciation and amortization					$9,958

Interest income	$13	$3	$29	$3	$48
Corporate adjustments and eliminations					16

Consolidated total interest income					$64

Interest expense	$10,807	$3,142	$121	$2,216	$16,286
Corporate adjustments and eliminations					3,419

Consolidated total interest expense					$19,705

Net income	$8,582	$2,960	$(35)	$5,279	$16,786
Corporate adjustments and eliminations					(12,895)

Consolidated net income					$3,891

EBITDA (1)	$24,214	$7,535	$1,601	$9,454	$42,804
Corporate adjustments and eliminations					(9,314)

Consolidated EBITDA					$33,490

Goodwill	$6,711	$8,836	$—	$11,226	$26,773

Identifiable intangible assets—net	$—	$—	$—	$7,790	$7,790

Property, plant, and equipment—net	$87,391	$11,594	$59,690	$23,578	$182,253
Corporate adjustments and eliminations					450

Consolidated net property, plant, and equipment—net					$182,703

Total assets	$111,277	$24,577	$63,538	$49,741	$249,133
Corporate adjustments and eliminations					3,133

Consolidated total assets					$252,266

Long-term debt	$78,265	$22,682	$1,888	$24,394	$127,229
Corporate adjustments and eliminations					24,681

Consolidated total long-term debt					$151,910

Capital expenditures	$5,585	$1,619	$5,665	$6,182	$19,051
Corporate adjustments and eliminations

Consolidated capital expenditures					$19,051

	Year Ended December 31, 2003
	(Dollars in thousands)
	Colorado	Nevada	Virginia	Louisiana	Total

Total revenues:
Gaming:
Casino	$77,137	$19,679	$—	$—	$96,816
Truck stop				24,108	24,108
Pari-mutuel			29,189		29,189
Food and beverage	8,646	3,446	1,951	2,340	16,383
Convenience store—fuel				17,229	17,229
Convenience store—other				3,403	3,403
Hotel	792	578			1,370
Other	722	131	1,863	287	3,003

Total revenues	87,297	23,834	33,003	47,367	191,501

Promotional allowances	(14,820)	(3,970)		(862)	(19,652)

Net revenues	$72,477	$19,864	$33,003	$46,505	$171,849

Depreciation and amortization	$4,759	$1,241	$1,285	$1,650	$8,935
Corporate adjustments and eliminations					136

Consolidated depreciation and amortization					$9,071

Interest income	$3	$	$44	$14	$61
Corporate adjustments and eliminations					1

Consolidated total interest income					$62

Other income					$10

Interest expense	$10,774	$3,123	$264	$1,986	$16,147
Corporate adjustments and eliminations					3,498

Consolidated total interest expense					$19,645

Net income	$3,178	$1,378	$278	$6,676	$11,510
Corporate adjustments and eliminations					(8,879)

Consolidated net income					$2,631

EBITDA (1)	$18,708	$5,742	$1,783	$10,298	$36,531
Corporate adjustments and eliminations					(5,256)

Consolidated EBITDA					$31,275

Goodwill	$6,711	$8,836	$—	$11,226	$26,773

Identifiable intangible assets—net	$—	$—	$—	$7,507	$7,507

Property, plant, and equipment—net	$86,770	$11,579	$55,569	$18,713	$172,631
Corporate adjustments and eliminations					576

Consolidated net property, plant, and equipment—net					$173,207

Total assets	$108,775	$24,071	$59,363	$42,897	$235,106
Corporate adjustments and eliminations					3,878

Consolidated total assets					$238,984

Long-term debt	$78,302	$22,549	$471	$19,489	$120,811
Corporate adjustments and eliminations					24,539

Consolidated total long-term debt					145,350

Capital expenditures	$8,226	$1,080	$2,804	$3,729	$15,839
Corporate adjustments and eliminations					440

Consolidated capital expenditures					$16,279

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

******

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger dated as of April 25, 2001, among Black Hawk Gaming & Development Company, Gameco, Inc. and BH Acquisition, Inc.

2.2(1)	Amendment to Agreement and Plan of Merger dated as of November 12, 2001 among Black Hawk Gaming & Development Company, Inc., Gameco, Inc. and BH Acquisition, Inc.

2.3(1)	Exchange Agreement dated February 22, 2002 among Gameco, Inc., Jeffrey P. Jacobs and The Richard E. Jacobs Revocable Trust

2.4(1)	Agreement and Plan of Merger dated as of June 11, 2001 among Colonial Holdings, Inc., Gameco, Inc. and Gameco Acquisitions, Inc.

2.5(1)	Amendment to Agreement and Plan of Merger dated as of November 16, 2001 among Colonial Holdings, Inc., Gameco, Inc., and Gameco Acquisition, Inc.

2.6(1)	Agreement and Plan of Merger, dated February 22, 2002 between Gameco, Inc. and Jacobs Entertainment, Inc.

3.1(1)	Certificate of Incorporation of Gameco, Inc.

3.2(1)	By-Laws of Gameco, Inc.

3.3(1)	Articles of Incorporation of Black Hawk Gaming & Development Company, Inc.

3.4(1)	Bylaws of Black Hawk Gaming & Development Company, Inc.

3.5(1)	Articles of Incorporation of Gold Dust West Casino, Inc.

3.6(1)	Code of By-laws of Gold Dust West Casino, Inc.

3.7(1)	Articles of Organization of Black Hawk/Jacobs Entertainment, LLC

3.8(1)	Operating Agreement of Black Hawk/Jacobs Entertainment, LLC

3.9(1)	Joint Venture Agreement of Gilpin Hotel Venture

3.10(1)	Articles of Incorporation of Gilpin Ventures, Inc.

3.11(1)	By-Laws of Gilpin Ventures, Inc.

3.12(1)	Articles of Incorporation of Jalou II Inc.

3.13(1)	By-Laws of Jalou II Inc.

3.14(1)	Articles of Incorporation of Winner’s Choice Casino, Inc.

3.15(1)	By-Laws of Winner’s Choice Casino, Inc.

3.16(1)	Articles of Organization of Diversified Opportunities Group Ltd.

3.17(1)	Articles of Organization of Jalou L.L.C.

3.18(1)	Articles of Organization of Houma Truck Plaza & Casino, L.L.C.

3.19(1)	Articles of Organization of Jalou-Cash’s L.L.C.

3.20(1)	Articles of Incorporation of JACE, Inc.

3.21(1)	Articles of Organization of Lucky Magnolia Truck Stop and Casino, L.L.C.

3.22(1)	Articles of Organization of Bayou Vista Truck Plaza and Casino, L.L.C.

3.23(1)	Articles of Organization of Raceland Truck Plaza and Casino, L.L.C.

3.24(1)	Articles of Incorporation of JACE, Inc. (duplicate of Exhibit 3.20)

3.25(2)	Certificate of Amendment of Certificate of Incorporation of Gameco, Inc.

3.26(2)	Amended and Restated Certificate of Limited Partnership of Colonial Downs, L.P.

3.27(2)	Limited Partnership Agreement of Colonial Downs, L.P.

3.28(2)	Amended and Restated Articles of Incorporation of Colonial Downs Holdings, Inc.

3.29(2)	Amendment to Articles of Incorporation of Colonial Downs Holdings, Inc.

3.30(2)	Bylaws of Colonial Downs Holdings, Inc.

3.31(2)	Articles of Incorporation of Stansley Racing Corp.

3.32(2)	Articles of Amendment to the Articles of Incorporation of Stansley Racing Corp.

3.33(2)	Bylaws of Stansley Racing Corp.

3.34(2)	Amended and Restated Operating Agreement of Diversified Opportunities Group Ltd.

3.35(2)	Amendment to the Operating Agreement of Black Hawk/Jacobs Entertainment, LLC

3.36(2)	Amendment to the Certificate of Incorporation of Gameco, Inc.

3.37(8)	Articles of Organization of Jalou Breaux Bridge, LLC dated January 29, 2003

3.38(8)	Articles of Organization of Jalou Eunice, LLC dated March 27, 2003

3.39(8)	Articles of Organization of Jalou of Jefferson, LLC dated September 23, 2003

3.40(10)	Certificate of Amendment of Certificate of Incorporation of Jacobs Entertainment, Inc. dated September 27, 2005

3.41(10)	Articles of Incorporation of Jacobs Pinon Plaza Entertainment, Inc. dated November 2, 2005

3.41A(12)	Bylaws of Jacobs Pinon Plaza Entertainment, Inc. dated November 8, 2005

3.42(12)	Articles of Incorporation of Fuel Stop 36, Inc. dated August 24, 1989

3.43(12)	Articles of Organization of Jalou of Larose, LLC dated November 3, 2005

4.1(1)	Indenture dated February 8, 2002 by and among Gameco, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association relating to 11 7/8% Senior Secured Notes due 2009

4.2(1)	Form of Gameco, Inc. 11 7/8% Senior Secured Notes due 2009 (included as part of the Indenture at Exhibit 4.1)

4.3(1)	Supplemental Indenture dated February 22, 2002 by and among Gameco, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association relating to 11 7/8% Senior Secured Notes due 2009

4.4(1)	Form of Subsidiary Guaranty for 11 7/8% Senior Secured Notes due 2009 (included as part of the Indenture at 4.1)

4.5(1)	Registration Rights Agreement dated as of February 8, 2002 by and among Gameco, Inc., certain guarantors, CIBC World Markets Corp. and Libra Securities, LLC

4.6(1)	Security Agreement dated February 8, 2002 among Gameco, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association as Trustee

4.7(1)	Amendment to the Security Agreement dated February 22, 2002 among Gameco, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association

4.7A(12)	Amendment to Security Agreement dated December 21, 2005 between Jacobs Entertainment, Inc. (formerly Gameco, Inc.) and Wells Fargo Bank, National Association

4.8(1)	Joinder Agreements dated February 22, 2002 between Wells Fargo Bank Minnesota, National Association and each guarantor

4.9(1)	Guaranty of each guarantor dated February 22, 2002

4.10(1)

Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreements and fixture filings by Black Hawk/Jacobs Entertainment, LLC and Gilpin Hotel Venture to the Public Trustee of Gilpin County, State of Colorado, as Trustee for the Benefit of Wells Fargo Bank Minnesota, National Association as Beneficiary, dated February 22, 2002

4.11(1)

Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreements and fixture filings by Gold Dust Casino, Inc. to the First American Title Company of Nevada, as Trustee for the benefit of Wells Fargo Bank Minnesota, National Association as Beneficiary, dated February 22, 2002

4.12(1)

Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and fixture filing by Houma Truck Plaza & Casino, L.L.C. to Wells Fargo Bank Minnesota, National Association, as Trustee dated February 22, 2002

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

4.32(5)	Second Supplemental Indenture dated June 14, 2002 among Jacobs Entertainment, Inc., certain guarantors and Wells Fargo Bank Minnesota, National Association (Trustee)

4.33(a)(5)	Subsidiary Guarantees of Colonial Holding, Inc. dated June 28, 2002

4.33(b)(5)	Subsidiary Guarantee of Colonial Downs, L.P. dated June 28, 2002

4.33(c)(5)	Subsidiary Guarantee of Stansley Racing Corp. dated June 28, 2002

4.34(a)(5)	Joinder Agreement of Colonial Holdings, Inc. dated June 28, 2002

4.34(b)(5)	Joinder Agreement of Colonial Downs, L.P. dated June 28, 2002

4.34(c)(5)	Joinder Agreement of Stansley Racing Corp. dated June 28, 2002

4.34(d)(12)	Joinder Agreement of Jacobs Pinon Plaza Entertainment, Inc. dated December 21, 2005

4.35(a)(1)(5)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Colonial Holdings, Inc. (New Kent Racetrack) dated June 28, 2002

4.35(a)(2)(5)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Richmond Southwest) dated June 28, 2002

4.35(b)(1)(5)	Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (New Kent and Chesapeake) dated June 28, 2002

4.36(5)	Form of Control Agreement Concerning Deposit Accounts (Citizens Bank/Colonial Downs, L.P.) dated June 14, 2002

4.37(5)	Form of Control Agreement Concerning Deposit Accounts (Citizens Bank/Colonial Holdings, Inc.) dated June 14, 2002.

4.38(6)	Subsidiary Guarantee—Colonial Downs, LLC dated June 4, 2003

4.39(6)	Security Agreement Amendment by Colonial Holdings, Inc. dated June 4, 2003

4.40(6)	Supplemental Letter by Colonial Downs, LLC dated June 4, 2003

4.41(6)	Third Supplemental Indenture dated June 4, 2003 among Jacobs Entertainment, Inc., certain Guarantors and Wells Fargo Bank Minnesota, National Association (Trustee)

4.42(6)	Supplemental Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Colonial Downs, LLC dated June 4, 2003

4.43(a)(7)	Fourth Supplemental Indenture among Jacobs Entertainment, Inc., certain Guarantors and Wells Fargo Bank, National Association dated March 2, 2005

4.43(b)(7)	Fifth Supplemental Indenture among Jacobs Entertainment, Inc., certain Guarantors and Wells Fargo Bank, National Association dated March 2, 2005

4.43(c)(12)	Sixth Supplemental Indenture among Jacobs Entertainment, Inc., certain Guarantors and Wells Fargo Bank, National Association dated December 21, 2005

4.44(8)	Amendment No. 2 to Security Agreement dated March 2, 2005 between Jalou, LLC and Wells Fargo Bank, National Association

4.45(8)	Supplement to Security Agreement dated March 2, 2005 by Jalou Breaux Bridge, LLC, Jalou Eunice, LLC and Jalou of Jefferson, LLC and Wells Fargo Bank, National Association

4.46(8)	Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated March 2, 2005 by Jalou of Jefferson, LLC and Wells Fargo Bank, National Association

4.47(8)	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated March 2, 2005 by Jalou Breaux Bridge, LLC and Wells Fargo Bank, National Association

4.48(8)	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated March 2, 2005 by Jalou Eunice, LLC and Wells Fargo Bank, National Association

4.49(a)(8)	Subsidiary Guarantee dated March 2, 2005 by Jalou of Jefferson, LLC

4.49(b)(8)	Subsidiary Guarantee dated March 2, 2005 by Jalou Breaux Bridge, LLC

4.49(c)(8)	Subsidiary Guarantee dated March 2, 2005 by Jalou Eunice, LLC

4.49(d)(12)	Subsidiary Guarantee dated December 21, 2005 of Jacobs Pinon Plaza Entertainment, Inc.

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

4.52(9)	Fourth Supplemental Indenture dated March 2, 2005 among Jacobs Entertainment, Inc. and Wells Fargo Bank, National Association

4.53(9)	Fifth Supplemental Indenture dated March 2, 2005 among Jacobs Entertainment, Inc. and Wells Fargo Bank Minnesota, National Association

10.1(1)	Consulting Agreement between Diversified Opportunities Group Ltd. and Ian M. Stewart dated January 1, 2001

10.2(1)	Executive Employment Agreement between Gameco, Inc. and Jeffrey P. Jacobs dated February 22, 2002

10.3(1)	Executive Employment Agreement between Gameco, Inc. and Richard E. Jacobs dated February 22, 2002

10.4(1)	Executive Employment Agreement between Gameco, Inc. and Stephen R. Roark dated February 22, 2002

10.5(1)	Executive Employment Agreement between Colonial Holdings, Inc. and Ian M. Stewart dated February 22, 2002

10.7(3)	Standardbred Horsemen’s Contract effective March 1, 2003 among Colonial Downs, L.P., Stansley Racing Corp. and The Virginia Harness Horse Association

10.8(3)	Thoroughbred Horsemen’s Agreement dated December 23, 2002 between Colonial Downs, L.P. and the Virginia Horsemen’s Benevolent and Protective Association, Inc.

10.8A(3)	First Amendment dated January 1, 2003 to Thoroughbred Horsemen’s Agreement dated December 23, 2002 between Colonial Downs L.P. and the Virginia Horsemen’s Benevolent and Protective Association, Inc.

10.9(4)	Consulting Agreement dated January 1, 2003 between Jacobs Entertainment, Inc. and Jacobs Investments Management Co., Inc.

10.10(3)	Option Agreement dated January 20, 2004 regarding Vinton, Virginia, Off Track Wagering Facility

10.11(3)	Deed of Lease dated May 8, 2003 between Haynes Chippenham Plaza, LLC and Colonial Downs, L.P.

10.12(8)	Assignment of Membership Interests between Jacobs Entertainment, Inc. and Gameco Holdings, LLC dated February 22, 2005

10.13(8)	Registration Rights Agreement dated March 2, 2005 by and among Jacobs Entertainment, Inc., the Guarantors and the Purchasers

10.14(10)

Stock Purchase Agreement dated August 18, 2005 among Pimlico Racing Association, Inc., Laurel Racing Association Limited Partnership, The Maryland Jockey Club of Baltimore City, Inc., Maryland-Virginia Racing Circuit, Inc. and Colonial Downs, L.P.

10.14A(10)

First Amendment to the Stock Purchase Agreement dated August 18, 2005 among Pimlico Racing Association, Inc., Laurel Racing Association Limited Partnership, The Maryland Jockey Club of Baltimore City, Inc., Maryland-Virginia Racing Circuit, Inc. and Colonial Downs, L.P.

10.15(10)	Asset Purchase Agreement dated November 2, 2005 among Capital City Entertainment, Inc. and Jacobs Pinon Plaza Entertainment, Inc.

10.15A(12)	Pinon Plaza Ground Lease (proposed) by and between Clark G. Russell and Jean M. Russell, Trustees of The Clark and Jean Russell Family Trust and Jacobs Entertainment, Inc.

10.16(11)	Triple Net Lease dated November 14, 2005 among Route 225 Investments, LLC and Jacobs Entertainment, Inc.

10.17(12)	Ground Lease and Option Purchase Agreement dated September 12, 2005 between Dakota/Blackhawk, LLC and Jacobs Entertainment, Inc.

10.18(12)	Thoroughbred Horseman’s Agreement dated January 1, 2005 between Colonial Downs, L.P., Stansley Racing Corp. and The Virginia Horsemen’s Benevolent and Protective Association, Inc.

10.19(12)

Shopping Center Lease dated February 28, 2005 between Jay F. Wilks, Trustee under Indenture dated December 20, 1976 by and between Herbert Cashvan and Marvin Simon, as Settlors, and Jay F. Wilks as Trustee, and Colonial Downs, L.P.

10.20(12)

Asset Purchase Agreement dated November 2, 2005, between Larose Truck Plaza & Casino, LLC, Midway Recreation, LLC, Joe F. Penn, Jr., Melissa Penn, and Gameco Holdings, Inc., including an Amendment dated December 19, 2005 adding Jalou of Larose, LLC, as a party

10.21(12)	Stock Purchase Agreement dated December 12, 2005 between Jalou II, Inc. and several persons relating to the purchase and sale of the common stock of Fuel Stop 36, Inc.

14.1(12)	Code of Ethics

21.1(12)	Subsidiaries of Jacobs Entertainment, Inc.

25.1(1)	Statement of Eligibility of Trustee on Form T-1

31.1(12)	Chief Executive Officer Certificate under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(12)	Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1(12)	Chief Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2(12)	Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

99.1(1)	Form of Letter of Transmittal

99.2(1)	Form of Notice of Guaranteed Delivery

99.3(1)	Jacobs Entertainment, Inc. Exchange of All Outstanding 11 7/8% Senior Secured Notes Due 2009 for 11 7/8% Senior Secured Notes Due 2009

99.4(1)	Jacobs Entertainment, Inc. Letter to Depository Trust Company Participants

99.5(8)	Significant Guarantor Information

(1)	Incorporated hereby by reference from our registration statement on Form S-4 (SEC Registration No. 333-88242) filed on May 14, 2002.
(2)	Incorporated hereby by reference from Amendment No. 1 of our registration statement on Form S-4 (SEC Registration No. 333-88242) filed on August 8, 2002.
(3)	Incorporated hereby by reference from our Form 10-K filed on March 29, 2004.
(4)	Incorporated hereby by reference from our Form 10-K filed on March 31, 2003.
(5)	Incorporated by reference from our Form 10-Q filed August 13, 2004.
(6)	Incorporated hereby by reference from our Report on Form 8-K filed October 7, 2004.
(7)	Incorporated hereby by reference to Exhibits 2.01(a)and 2.01(b) from our Report on Form 8-K dated March 4, 2005.
(8)	Incorporated hereby by reference from our Form 10-K filed March 28, 2005.
(9)	Incorporated hereby by reference from our Report on Form 8-K filed on March 4, 2005.
(10)	Incorporated by reference from our Form 10-Q filed November 14, 2005.
(11)	Incorporated hereby by reference from our Report on Form 8-K filed on November 15, 2005.
(12)	Filed herewith.