Form 10-Q
period 2006-03-31
JACOBS ENTERTAINMENT INC
filed 2006-05-05
CIK 1173284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See defintion of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 5, 2006
Class A Common Stock, $.01 par value	1,320 shares
Class B Common Stock, $.01 par value	180 shares

Jacobs Entertainment, Inc.

Index

March 31, 2006

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
Unaudited Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005
Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31,2006 and 2005
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2005 and the three months ended March 31, 2006
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES
EXHIBIT INDEX

Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2006 and December 31, 2005

(Dollars In Thousands)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,130	$21,804
Restricted cash	2,858	1,619
Accounts receivable, net	3,267	2,728
Inventories	2,020	1,843
Prepaid expenses and other current assets	2,728	2,084
Total current assets	29,003	30,078
PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	53,820	53,583
Building and improvements	139,069	136,378
Equipment, furniture and fixtures	47,273	44,920
Leasehold improvements	2,364	2,364
Construction in progress	2,490	4,483
	245,016	241,728
Less accumulated depreciation and amortization	(45,236)	(42,889)
PROPERTY, PLANT AND EQUIPMENT – NET	199,780	198,839

OTHER ASSETS:
Goodwill	32,974	32,930
Identifiable intangible assets, net	7,675	7,830
Debt issue costs, net	6,373	6,702
Other assets	2,336	2,374
TOTAL	$278,141	$278,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,550	$15,292
Gaming taxes payable	2,519	3,130
Interest payable	3,373	8,181
Due to affiliate	386	386
Current portion of long-term debt and capital lease obligations	3,588	3,583
Total current liabilities	25,416	30,572

Long-term debt and capital lease obligations	159,861	160,418
Long-term debt - related parties	19,489	19,489
Total long-term debt	179,350	179,907

OTHER	492	472
Total liabilities	205,258	210,951
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value – 1,500 shares authorized; 1,500 shares issued and outstanding as of December 31, 2004
Class A Common stock $.01 par value; 1,800 shares authorized, 1,320 issued and outstanding as of December 31, 2005 and March 31, 2006
Class B Common stock $.01 par value; 200 shares authorized, 180 issued and outstanding as of December 31, 2005 and March 31, 2006
Additional paid-in capital	51,755	51,755
Retained earnings	21,128	16,047
Total stockholders’ equity	72,883	67,802
TOTAL	$278,141	$278,753

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2006 and 2005

(Dollars In Thousands)

	Three Months Ended March 31,
	2006	2005
REVENUES:
Gaming:
Casino	$29,443	$27,463
Truck stop	14,390	7,527
Pari-mutuel	9,064	7,908
Food and beverage	5,343	4,505
Convenience store – fuel	13,738	6,936
Convenience store – other	2,196	1,099
Hotel	511	416
Other	662	670
Total revenues	75,347	56,524
Promotional allowances	(6,265)	(5,462)
Net revenues	69,082	51,062

COSTS AND EXPENSES:
Gaming:
Casino	10,530	9,766
Truck stop	7,348	4,009
Pari-mutuel	7,270	7,063
Food and beverage	2,667	2,377
Convenience store – fuel	12,952	6,538
Convenience store – other	2,731	1,421
Hotel	75	110
Marketing, general and administrative	11,582	10,897
Depreciation and amortization	2,992	2,544
Total costs and expenses	58,147	44,725
OPERATING INCOME	10,935	6,337

Interest income	37	24
Interest expense	(5,891)	(5,263)
NET INCOME	$5,081	$1,098

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2005 and for the Three Months Ended March 31, 2006

(Dollars In Thousands)

	Common Stock				Additional
	Shares	Class A Shares	Class B Shares	Amount *	Paid-in Capital	Retained Earnings	Total
BALANCES, JANUARY 1, 2005	1,500			$	$31,312	$43,292	$74,604
Capital contribution					20,443		20,443
Distributions						(22,500)	(22,500)
Common stock exchange	(1,500)	1,320	180
Net loss						(4,745)	(4,745)
BALANCES, DECEMBER 31, 2005		1,320	180	$	$51,755	$16,047	$67,802
Net income						5,081	5,081
BALANCES, MARCH 31, 2006		1,320	180	$	$51,755	$21,128	$72,883

*      The par value amount of Jacobs Entertainment, Inc. common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 due to rounding.

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2006 and 2005

(Dollars In Thousands)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$5,081	$1,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,992	2,544
Loss (gain) on sale of assets	117	(24)
Deferred financing cost amortization	549	401
Bond issue discount amortization	175	175
Bond issue premium amortization	(147)	(49)
Changes in operating assets and liabilities:
Accounts receivable, net	(539)	196
Inventories	(177)	(100)
Prepaid expenses and other assets	(606)	(532)
Accounts payable and accrued expenses	349	2,874
Gaming taxes payable	(611)	(151)
Interest payable	(4,808)	(2,432)
Due to affiliate		(1,754)
Net cash provided by operating activities	2,375	2,246
INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(4,023)	(5,574)
Proceeds from sale of equipment	13	82
Purchase of device rights		(288)
Changes in restricted cash	(1,239)	(1,534)
Net cash used in investing activities	(5,249)	(7,314)
FINANCING ACTIVITIES
Net proceeds from bond issuance		25,300
Payments to obtain financing	(220)	(2,858)
Proceeds from long term debt	30	1,230
Proceeds from revolving line of credit	7,890	1,750
Capital contributions from stockholders		1,752
Payments on long term debt	(20)	(83)
Payments on revolving line of credit	(8,480)	(1,750)
Distributions to stockholders		(22,500)
Net cash (used) in provided by financing activities	(800)	2,841
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,674)	(2,227)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	21,804	21,497
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,130	$19,270
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized of $4 for the three month period ended March 31, 2005	$10,004	$8,457
Non-cash investing and financing activities:
Capital contribution exchanged for retirement of note paid by affiliate		$6,330
Acquisition of property for payables incurred	$684	$277

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

1.        BUSINESS AND ORGANIZATION

Jacobs Entertainment, Inc. (“JEI”, the “Company”, “us”, “our”, or “we”) was formed on April 17, 2001, as a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended, to become a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Nevada, Louisiana, and Virginia. The Company’s sole stockholders, who each own beneficially 50% of each class of JEI’s common stock, are Jeffrey P. Jacobs and Richard E. Jacobs and certain of their family trusts (collectively, “Jacobs”). As of March 31, 2006, we own and operate three casinos through Black Hawk Gaming & Development Company, Inc. (“BHWK” or “Black Hawk”), a wholly owned subsidiary. Our casinos include The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Hotel Casino (“Gilpin”), both in Colorado, and the Gold Dust West Casino (“Gold Dust” or “Gold Dust West”) in Nevada. JEI also owns and operates eleven truck plaza video gaming facilities in Louisiana through two wholly owned subsidiaries--Jalou LLC and Jalou II which are collectively referred to as “Jalou”, “truck stops” or “truck plazas”. We also receive a percentage of gaming revenue from an additional truck plaza video gaming facility. Finally, JEI owns and operates a horse racing track with nine satellite wagering facilities in Virginia through a wholly owned subsidiary, Colonial Holdings, Inc. (“Colonial”).

On March 2, 2005, we acquired three truck plaza video gaming facilities in Louisiana previously owned by Jacobs.  The purchase of the three truck plaza video gaming facilities was accounted for as a combination of entities under common control, which is similar to the pooling of interests method of accounting for business combinations.  Accordingly, the accompanying condensed consolidated financial statements have been retroactively adjusted to include the operations of the acquired truck plazas from January 1, 2005 through March 31, 2005.  See Note 7 below.

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

On December 16, 2005, we acquired from an unaffiliated party Fuel Stop 36 in Lake Charles, Louisiana for $6.1 million.  On December 20, 2005, we acquired from an unaffiliated party the assets of Larose Truck Plaza in Lockport, Louisiana for $6.2 million.  The purchases of these two truck plaza video gaming facilities were recorded using the purchase method of accounting.  See Note 7 below.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Financial Statements – In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair presentation of the financial position of the Company as of March 31, 2006 and December 31, 2005 and the results of its operations and cash flows for the three month periods ended March 31, 2006 and 2005. All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto in our Form 10-K report for the year ended December 31, 2005 filed with the U.S. Securities Exchange Commission. Our significant accounting policies are discussed in detail in Note 2 to the financial statements contained in our Form 10-K report.  The results of interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

Reclassifications – In the accompanying Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2005, we have changed the classification of changes in restricted cash balances to present such activity as an investing activity.  We previously presented such changes as an operating activity.  The reclassification resulted in a $1.53 million decrease to investing cash flows and a corresponding increase to operating cash flows from the amounts previously reported.  Certain other amounts have been reclassified within the 2005 financial statements to conform to the presentation used in 2006.

3.        IDENTIFIABLE INTANGIBLE ASSETS

	As of March 31, 2006			As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizable intangible assets:
Revenue rights	$6,000	$510	$5,490	$6,000	$480	$5,520
Device use rights	4,324	2,231	2,093	4,232	2,018	2,214
Other	100	8	92	100	4	96

Total	$10,424	$2,749	$7,675	$10,332	$2,502	$7,830

	Three months ended March 31, 2006	Three months ended March 31, 2005
Aggregate amortization expense	$247	$178

Estimated amortization expense for the years ended December 31:
2006 (nine months ended December 31, 2006)	$755
2007	607
2008	564
2009	518
2010	311
Thereafter	4,920
Total	$7,675

4.        SEGMENTS

At March 31, 2006 and 2005, the Company had four segments representing the geographic regions of its operations. Each segment is managed separately because of the unique characteristics of its revenue stream and customer base.

The Colorado segment consists of The Lodge and Gilpin casinos.  We have aggregated the operations of The Lodge and the Gilpin in our Colorado segment based on similarities in the nature of the properties’ businesses, customers and regulatory environment in which each property operates.  The Nevada segment consists of the Gold Dust West casino. The Virginia segment consists of Colonial’s pari-mutuel operations; including its off-track betting facilities, and the Louisiana operations consist of Jalou’s truck plaza/video poker facilities. The accounting policies of the segments are the same as those described in Note 2.  The corporate operations represent all other revenues and expenses, and are also presented. The following segment information is presented after elimination of inter-segment transactions.

As of and for the Three Months Ended March 31, 2006

(Dollars In Thousands)

	Colorado	Nevada	Virginia	Louisiana	Total
Revenues
Gaming
Casino	$23,571	$5,872			$29,443
Truck stop				$14,390	14,390
Pari-mutuel			$9,064		9,064
Food and beverage	2,601	809	527	1,406	5,343
Convenience store - fuel				13,738	13,738
Convenience store - other				2,196	2,196
Hotel	444	67			511
Other	170	26	313	153	662
Total revenues	26,786	6,774	9,904	31,883	75,347
Promotional allowance	(4,523)	(1,087)		(655)	(6,265)
Net revenues	$22,263	$5,687	$9,904	$31,228	$69,082
Depreciation and amortization	$1,339	$382	$512	$669	2,902
Corporate adjustments and eliminations					90
Consolidated depreciation and amortization					$2,992
Interest Income	$9	$8	$5	$13	35
Corporate adjustments and eliminations					2
Consolidated interest income					$37
Interest expense	$2,800	$794	$152	$691	4,437
Corporate adjustments and eliminations					1,454
Consolidated interest expense					$5,891
Net income (loss)	$2, 584	$820	$(311)	$4,969	8,062
Corporate adjustments and eliminations					(2,981)
Consolidated net income					$5,081
EBITDA (1)	$6,714	$1,988	$348	$6,316	15,366
Corporate adjustments and eliminations					(1,439)
Consolidated EBITDA					$13,927
Goodwill	$6,710	$8,836	$	$17,428	$32,974
Identifiable intangible assets	$	$	$	$7,675	$7,675
Property, plant and equipment, net	$89,190	$9,624	$69,029	$29,841	197,684
Corporate adjustments and eliminations					2,096
Consolidated property, plant and equipment, net					$199,780
Total assets	$108,594	$23,163	$75,282	$65,120	272,159
Corporate adjustments and eliminations					5,982
Consolidated total assets					$278,141
Long-term debt	$82,318	$22,845	$3,915	$26,277	135,355
Corporate adjustments and eliminations					43,995
Consolidated total long-term debt					$179,350
Capital expenditures	$1,981	$367	$826	$591	3,765
Corporate adjustments and eliminations					258
Consolidated total capital expenditures					$4,023

For the Three Months Ended March 31, 2005

(Balance Sheet data as of December 31, 2005)

(Dollars In Thousands)

	Colorado	Nevada	Virginia	Louisiana	Total
Revenues
Gaming
Casino	$22,320	$5,143			$27,463
Truck stop				$7,527	7,527
Pari-mutuel			$7,908		7,908
Food and beverage	2,349	889	445	822	4,505
Convenience store – fuel				6,936	6,936
Convenience store - other				1,099	1,099
Hotel	345	71			416
Other	173	37	374	86	670
Total revenues	25,187	6,140	8,727	16,470	56,524
Promotional allowance	(3,919)	(1,137)		(406)	(5,462)
Net revenues	$21,268	$5,003	$8,727	$16,064	$51,062
Depreciation and amortization	$1,165	$403	$380	$553	2,501
Corporate adjustments and eliminations					43
Consolidated depreciation and amortization					$2,544
Interest Income	$13	$1	$6	$2	22
Corporate adjustments and eliminations					2
Consolidated interest income					$24
Interest expense	$2,701	$784	$55	$697	4,237
Corporate adjustments and eliminations					1,026
Consolidated interest expense					$5,263
Net income (loss)	$2,656	$207	$(485)	$1,690	4,068
Corporate adjustments and eliminations					(2,970)
Consolidated net income					$1,098
EBITDA (1)	$6,509	$1,393	$(56)	$2,938	10,784
Corporate adjustments and eliminations					(1,903)
Consolidated EBITDA					$8,881
Goodwill	$6,710	$8,836	$	$17,384	$32,930
Identifiable intangible assets	$	$	$	$7,830	$7,830
Property, plant and equipment, net	$87,173	$11,158	$68,640	$29,832	196,803
Corporate adjustments and eliminations					2,036
Consolidated property, plant and equipment, net					$198,839
Total assets	$110,211	$23,711	$73,453	$65,334	272,709
Corporate adjustments and eliminations					6,044
Consolidated total assets					$278,753
Long-term debt	$82,802	$22,813	$3,940	$26,317	135,872
Corporate adjustments and eliminations					44,035
Consolidated total long-term debt					$179,907
Capital expenditures	$3,665	$689	$278	$793	5,425
Corporate adjustments and eliminations					149
Consolidated total capital expenditures					$5,574

(1)      EBITDA (earnings before interest, income taxes, depreciation and amortization) is presented as supplemental information in the tables above and in the discussion of our operating results. EBITDA can be reconciled directly to our condensed consolidated net income by adding the amounts shown for depreciation, amortization, income taxes and interest to net income. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows investors and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our properties using EBITDA measures as do most analysts following the gaming industry. EBITDA is also a key component of certain financial covenants in our debt agreements. See the reconciliation of EBITDA to net income for the three month periods ended March 31, 2006 and 2005 on page 20.

5.        COMMITMENTS AND CONTINGENCIES

In 1996, Colonial entered into a Management and Consulting Agreement, as amended (the “Management Agreement”), with Maryland-Virginia Racing Circuit, Inc. (the “Circuit”), a wholly-owned subsidiary of Magna Entertainment Corp. (“MEC”), which is an affiliate of the Maryland Jockey Club (“MJC”).  The Management Agreement provided for management services for Colonial’s racetrack and its satellite facilities and created a Virginia-Maryland thoroughbred racing circuit. Under the Management Agreement, MJC agreed to suspend live racing at its racetracks, Laurel Park and Pimlico Race Course, during Colonial’s live thoroughbred meets. Parties to the Management Agreement also exchanged simulcast signals for their live thoroughbred meets at no cost to either party. The effect of the exchange of signals is immaterial to the consolidated financial statements of JEI. The Circuit managed Colonial’s satellite facilities, as well as the live standardbred and thoroughbred meets and provided certain personnel, at its expense, for the live thoroughbred meet. For its services, the Circuit received a management fee of 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in the Commonwealth of Virginia, excluding certain amounts specified in the Management Agreement (“Handle”), 2.0% of all Handle of $75 million to $125 million per calendar year, 1.5% of all Handle in excess of $125 million, and 3.25% of any Handle for satellite wagering facilities located in the counties of Loudoun, Fairfax, Prince William, and Arlington and the Virginia cities of Manassas, Manassas Park, Fairfax City, Falls Church, and Alexandria. The Management Agreement was to remain in effect until 2036 provided Colonial owned, controlled, or operated its racetrack under its existing licenses. At Colonial’s option, Colonial could terminate the Management Agreement any time after 2021 upon payment of a fee equal to 17 times the average management fee paid during the three years immediately preceding such termination. Management fees incurred under the Management Agreement were approximately $0 and $509 during the three month periods ended March 31, 2006 and 2005, respectively.

On September 30, 2005, Colonial acquired all of the outstanding shares of the Circuit.  See Note 8 for discussion of this transaction.

Colonial has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for the Company’s pari-mutuel wagering applications. The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities through 2004 at a rate of .365% of the gross amounts wagered.  On March 16, 2005, Colonial entered into an amendment with the totalisator company to extend the term of the agreement to 2012, to provide replacement equipment for existing equipment, and to increase the rate to .385% of handle up to $270,000 in handle. Handle above $270,000 will be charged a rate of .345%. The amendment also provides for minimum charge per calendar year of $330.  Totalisator fees incurred under this agreement was approximately $179 and $149 for the three month periods ended March 31, 2006 and 2005, respectively.

Colonial has entered into agreements with a company which provides broadcasting and simulcasting equipment and services. The agreements for live racing services at the horse racing track, and equipment leases at two of the satellite wagering facilities were extended during 2002 until December 31, 2007. Effective November 6, 2002, Colonial acquired certain equipment located at the horse racing track previously leased under these agreements. Total expense incurred for totalisator and broadcasting and simulcasting equipment was approximately $222 and $187 for the three month periods ended March 31, 2006 and 2005, respectively.

Colonial leases automobiles, building space, and certain equipment under operating leases expiring at various dates. Total rental expense under these non-cancelable leases was approximately $119 and $102 for the three month periods ended March 31, 2006 and 2005, respectively.

Black Hawk leases land and warehouse space for the Gold Dust in Reno, Nevada as well as automobiles, and other property and equipment under operating leases expiring at various dates. Total rental expense under these non-cancelable leases was approximately $97 and $91 for the three month periods ended March 31, 2006 and 2005 respectively.

The Company is involved in routine litigation arising in the ordinary course of business. These matters are believed by the Company to be covered by appropriate insurance policies.

6.        RELATED PARTY TRANSACTIONS

In order to assist Black Hawk in its efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, Black Hawk entered into an agreement with Premier One Development Company effective October 1, 1997. On May 9, 2000, Premier merged into Jacobs Investments Management Co. Inc. (“Management”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two former directors of Colonial Holdings. The agreement was renewed on January 2, 2003 for a period of nine years, at $450 per year, payable on January 15 of each year.  Black Hawk paid $450 in January 2006 and 2005 for each respective year’s services by Management.

The Company provides monthly management and accounting services to truck stops owned by an affiliate. In addition, the affiliates purchase repair parts from the Company. Total charges to affiliates for management services and repair part purchases totaled $199, and $141 for the three months ended March 31, 2006 and 2005, respectively. Accounts receivables due from affiliate totaled $317 and $286 as of March 31, 2006 and December 31, 2005, respectively.

As part of the acquisition agreement for the Breaux Bridge, Eunice, and Jefferson locations (see Note 7), the affiliated party seller provided development capital to the Company. Amounts payable to this affiliated party totaled $386 as of March 31, 2006 and December 31, 2005.

JEI is the obligor on notes to Jacobs totaling $9,000, with interest only payable semi-annually at 12% per annum, and the principal amount due and payable on January 31, 2010. These notes were issued in connection with the acquisition of certain Louisiana truck plazas on February 22, 2002. JEI is also the obligor on $10,489 of notes issued by the seller in connection with the acquisition of additional truck plazas from an unaffiliated party. These notes were acquired from the seller by Jacobs on February 13, 2003, for $7,000.  Interest payable to related parties was $222 and $723 as of March 31, 2006 and December 31, 2005, respectively.

7.        SALE OF DEBT AND RECENT ACQUISITION ACTIVITY

On March 2, 2005, we completed the issuance of $23,000 of additional notes subject to the same terms and conditions as our existing senior secured notes which carry a coupon of 11 7/8% due 2009, with interest payable each February 1, and August 1.  The notes were issued at 10% above their principal amount resulting in a premium of $2,300, which is being amortized using the effective interest method over the remaining life of the notes.  We used $22,500 of the proceeds from the sale of the notes to fund the acquisition of a 100% interest in three truck plaza video gaming facilities in Louisiana known as Breaux Bridge, Eunice and Jefferson Parish, all of which were owned by an affiliate of Jacobs.  The balance of the proceeds was used to pay for the offering costs of the additional notes.  Due to the related party nature of the transaction (and under the terms of our indenture) we obtained a fairness opinion from an investment banking firm that the acquisition of the three video poker truck plazas was fair from a financial point of view.

The acquisition of the three truck plaza facilities was accounted for as a combination of entities under common control, and as such is reflected for accounting and financial reporting purposes similar to a pooling of interests. Therefore, the acquisitions have been recorded at the related party’s historical cash cost in the assets transferred. Accordingly, the accompanying consolidated financial statements have been retroactively restated from January 1, 2005 through March 31, 2005 to include the operations of the acquired truck plazas. See Note 1 above.

A distribution of $22,500 was recorded on the acquisition date as the assets of the entities acquired have been retroactively accounted for in JEI’s financial statements.  Therefore a net distribution of $12,380 (the $22,500 distribution reduced by the $10,121 of net assets acquired) results from the transaction.

The following table summarizes the net assets acquired and liabilities assumed as of March 2, 2005, for the transaction occurring on that date.

	Breaux Bridge	Eunice	Jefferson	Total
(in thousands)
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

On September 12, 2005, we entered into an agreement with Dakota/Blackhawk, LLC, an unaffiliated Colorado limited liability company (“Dakota”), granting us the option to purchase 2.2 acres of undeveloped land (approximately one acre of which is located within the Black Hawk Gaming District) directly across the street from The Lodge.

Under the terms of the option agreement, we have the exclusive right to purchase the property for $13,000.  The option has an initial term of one year, with a right in our favor to extend the option for an additional one year period upon the payment of a nonrefundable extension fee of $500.  The option agreement provides for an initial option fee of $500.  Fifty percent of the initial option fee and fifty percent of the extension fee are to be applied to the purchase price if the property is purchased.

If the real estate purchase contract is closed, the purchase price must be paid as follows: (i) 50% of the purchase price minus the option fee credit, in cash or immediately available funds at closing; and (ii) our four year promissory note in the amount of 50% of the purchase price.

On November 2, 2005, we entered into a definitive Asset Purchase Agreement through a newly formed wholly owned subsidiary, Jacobs Pinon Plaza Entertainment, Inc. with Capital City Entertainment, Inc. (“CCI”), a non affiliated party, under which we agreed to acquire all of the assets of the Best Western Pinon Plaza Resort (“Pinon Plaza”), a division of CCI.  The assets to be purchased include all of the personal property, buildings and improvements used by Pinon Plaza in the operation of its casino, hotel, bowling alley and RV park in Carson City, Nevada.  The purchase price for the assets is $14,500.  Upon entering into the agreement, we deposited $500 into escrow which will be allocable to the purchase price.  Under the agreement, the Company has until June 30, 2006 to close the transaction.  If the transaction is not closed by June 30, 2006, the Company may extend the closing deadline to September 30, 2006 for a non-refundable $250 payment to the seller which is not applicable to the purchase price.  If the transaction is not closed by September 30, 2006, the $500 deposit will be forfeited and paid to the seller.  No further recourse will be available to the seller.

Contemporaneously, we entered into a triple net ground lease covering land underlying the assets which will begin upon closing of the Asset Purchase Agreement discussed above.  The lessor is a family trust affiliated with CCI.  The lease has a ten year term with two ten year extensions at the option of JEI.  Rentals under the lease are $250 per year for years one through five, $300 per year for years six through ten, and a rate based on an appraisal performed by a Member of the Appraisal Institute (“MAI”) of the property during the first and second extension terms.

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

On December 16, 2005, we acquired from an unaffiliated party Fuel Stop 36 in Lake Charles, Louisiana for $6.1 million and on December 20, 2005, we acquired from an unaffiliated party Larose Truck Plaza in Lockport, Louisiana for $6.2 million.  The following table summarizes the assets acquired and the liabilities assumed and recorded as of the acquisition dates.

	Fuel Stop 36	Larose	Total
(in thousands)
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

Assuming the transactions had occurred as of January 1, 2005, combined unaudited pro forma revenue and net income would have been as follows.

Three Months
Ended
March 31, 2005
(in thousands)
Net revenues	$55,483
Costs and expenses	53,880

Net income	$1,603

8.           TERMINATION OF CONTRACT

On September 30, 2005, Colonial completed a transaction with MEC under which Colonial acquired all of the outstanding shares of the Circuit for a purchase price of $10 million. The sale was subject to the approval of the Virginia Racing Commission which was granted on September 28, 2005. Under the terms of the purchase agreement, Colonial paid $7 million in cash at closing of the transaction and issued a one-year $3 million note bearing interest at the prime rate plus 1% (8.75% at March 31, 2006).  The note is guaranteed by JEI. The stock acquisition has been characterized as a termination of a contract because the primary asset owned by the Circuit was a Management Agreement with Colonial.  Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities prescribes expensing of the costs associated with the termination of a contract.  As such, $10.4 million, which is the $10 million purchase price plus $0.4 million in legal and professional fees associated with this transaction, had been expensed in 2005.  As part of the transaction, Colonial paid off an existing promissory note to MJC in the amount of $73, plus accrued interest.  Colonial was required to pay the Circuit’s prorated 2005 management fees currently of $1,787.  As of March 31, 2006, all 2005 fees have been paid.  Also under the purchase agreement, a Maryland-Virginia thoroughbred racing circuit will continue for ten years with live thoroughbred racing in Maryland concluding on the latter of the Monday following the running of the Preakness Stakes or June 17 of each year and beginning at Colonial Downs thereafter. No live thoroughbred racing will resume in Maryland before August 1 each year under the agreement.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section discusses the results of our operations for the three months ended March 31, 2006 and 2005. We recommend reading the following discussions and analyses in conjunction with our unaudited condensed consolidated financial statements, including the notes and other financial information contained in this Form 10-Q, as well as our audited consolidated financial statements as of December 31, 2005, included in our Form 10-K report filed with the Securities and Exchange Commission (“10-K Report”). Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties. In this regard, see the section “Risk Factors” in Item 1 of our 10-K Report.

The historical information should not necessarily be taken as a reliable indicator of our future performance.

TABLE OF CONTENTS TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (MD&A)

Description of item
1.	Overview and discussion of our operations

2.	Comparison of our results of operations for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005

3.	EBITDA segment information and discussion of operations

4.	Liquidity and capital resources

5.	Critical accounting policies

1. Overview and discussion of our operations

During the fourth quarter of 2005, we began the consolidation of the management and accounting functions of our company.  We relocated our offices and have made Golden, Colorado our corporate headquarters.  We believe that over the long-term we will gain greater operational efficiencies and cost savings. Each of our casino properties (The Lodge, the Gilpin, and the Gold Dust), i.e., the Western Division, is managed by an on-site General Manager, each of whom reports to a Vice-President of Operations who is located in our Golden, Colorado offices.  Our Eastern Division comprises all of our video poker truck-plaza operations and our Virginia race-track and satellite betting parlor facilities.  Each of our respective divisions is headed by a President, each of whom reports to our Chief Executive Officer located in West Palm Beach, Florida.  Our management team conducts monthly video conferencing and teleconferencing calls and each of the divisions functions as a separate profit center.  We account for our businesses in segments, with each segment designated by the respective state in which the properties operate.  Presently, we operate with four segments:  Colorado, Louisiana, Nevada, and Virginia.  By centralizing our operations we believe we are able to obtain some economies of scale in accounting, human resources, centralized purchasing and other areas.  We will continue to consolidate several of our other corporate functions as we expand the company’s operations and acquire additional properties.

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

In addition to the above performance measurements, we pay particular attention to our monthly and annual cash flow. Our business is sensitive to shifts in volumes and levels of activity and we find it necessary to watch our cash closely. Every six months (February 1 and August 1) we have a cash interest payment due on our $148 million of senior secured notes amounting to $8.8 million. We have a $10 million revolver with a lender on which we anticipate drawing about $2 to $5 million every nine months in order to make our interest payments. This is generally a function of the timing of cash receipts from our operations coupled with the amount of cash we need to run the business—i.e. our cash-inventory. We estimate that we require approximately $12 million of cash inventory. We may be able to reduce this amount when we are able to consolidate our cash from our various operations. This would reduce the amount of borrowings we would need to pay interest on our notes and/or to finance operations. This will be another by-product of our goal to centralize our business operations. See “Liquidity and Capital Resources.”

Our results of operations reflect the consolidated operations of all of our subsidiaries.

2. Comparison of our results of operations for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

The following table summarizes the consolidated revenues and expenses of Jacobs Entertainment, Inc. for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,		$	%
	2006	2005	Change	Variance

REVENUES:
Gaming:
Casino	$29,443	$27,463	$1,980	7.21%
Truck stop	14,390	7,527	6,863	91.18%
Pari-mutuel	9,064	7,908	1,156	14.62%
Food and beverage	5,343	4,505	838	18.60%
Convenience store – Fuel	13,738	6,936	6,802	98.07%
Convenience store – Other	2,196	1,099	1,097	99.82%
Hotel	511	416	95	22.84%
Other	662	670	(8)	-1.19%
Total revenues	75,347	56,524	18,823	33.30%
Promotional allowances	(6,265)	(5,462)	(803)	14.70%
Net revenues	69,082	51,062	18,020	35.29%

COSTS AND EXPENSES:
Gaming:
Casino	10,530	9,766	764	7.82%
Truck stop	7,348	4,009	3,339	83.29%
Pari-mutuel	7,270	7,063	207	2.93%
Food and beverage	2,667	2,377	290	12.20%
Convenience store – Fuel	12,952	6,538	6,414	98.10%
Convenience store – Other	2,731	1,421	1,310	92.19%
Hotel	75	110	(35)	-31.82%
Marketing, general and administrative	11,582	10,897	685	6.29%
Depreciation and amortization	2,992	2,544	448	17.61%
Total costs and expenses	58,147	44,725	13,422	30.01%

OPERATING INCOME	10,935	6,337	4,598	72.56%

Interest expense, net	(5,854)	(5,239)	(615)	11.74%

NET INCOME	$5,081	$1,098	$3,983	362.75%

Casino revenues increased approximately $2 million or 7% from $27.4 million for the three months ended March 31, 2005 to $29.4 million for the three months ended March 31, 2006. The increase in casino revenues is a result of increased casino revenues at The Lodge of $0.9 million or 5% and the Gilpin of $0.4 million or 8%, and the Gold Dust of $0.7 million or 14%. The increase in the revenues at our properties is a result of several factors. We have expanded capital investments in our slot product over the last year including the implementation of a Ticket-In Ticket-Out (“TITO”) system at the Gold Dust, The Lodge, and the Gilpin. The Gilpin’s poker room was opened in March 2005 resulting in increased casino revenues of approximately $0.3 million as compared to the prior period. In addition, casino revenues at our two Colorado properties continued to be positively affected due to construction disruption at a competing casino.

Truck stop gaming revenues increased approximately $6.9 million or 91% for the three month period ended March 31, 2006 compared to the three month period ended March 31, 2005. Approximately $4.4 million of this increase is attributable to the new casino operations of four truck stop locations during the three month period ended March 31, 2006. The Larose and Fuel Stop 36 truck stops were purchased in December 2005. The Eunice and Jefferson truck stop locations commenced casino operations late in the first and third quarters of 2005 respectively. The remaining increase is due to increased business levels after two hurricanes caused the closure of riverboat casinos and caused the relocation of New Orleans residents to the outlying communities serviced by some of our truck stop casinos.

Pari-mutuel revenues increased $1.2 million or 15% from $7.9 million to $9.1 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2006, respectively. The increase in revenues is primarily attributable to an increase of $2.2 million generated by the new off track wagering facilities opened in Martinsville, Chesapeake and Scott County, Virginia in August 2005, October 2005 and January 2006, respectively, an increase of $0.6 million at the South Richmond off track wagering facility, an increase of $0.4 million generated by account wagering, offset by a $2.0 million decrease in wagering revenues at the remaining off track wagering facilities.

Food and Beverage revenues increased $0.8 million or 19% from $4.5 million to $5.3 million for the three month period ended March 31, 2005 as compared to the three month period ended March 31, 2006, respectively. This increase is attributable to an increase of $0.2 million at The Lodge, $0.1 million at Colonial and $0.6 million at the truck stop facilities offset by a $0.1 million decrease at Gold Dust. The increase at The Lodge was due to additional complimentary food and beverage program sales. The increase at Colonial is attributable to the opening of three new off track wagering facilities. The increase in Louisiana is the result of sales at Jefferson, Eunice, Fuel Stop 36 and Larose, and the increased business levels overall. The decrease in food and beverage sales at Gold Dust West was due to reduced complimentary food and beverage program sales.

Convenience store fuel revenues increased $6.8 million or 98% from $6.9 million to $13.7 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2006, respectively. Of this increase $3.1 million is due to the fuel operations of the two truck stops. The remaining increase was the result of the average selling price of fuel rising from $1.92 to $2.41 per gallon, and the increased business levels as a result of the hurricanes.

Convenience store other revenues increased $1.1 million or 100% from $1.1 million to $2.2 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2006, respectively. The addition of the Fuel Stop 36 and Larose truck stops in December 2005 is responsible for $0.7 million of the increase. The remaining $0.4 million increase is due increased business levels due to the hurricanes.

Hotel revenues increased $0.1 million or 23% from $0.4 million for the three months ended March 31, 2005 to $0.5 million for the three months ended March 31, 2006, respectively. The increase is attributable to the Lodge Hotel Rooms which were closed for 10 days in 2005 for remodeling.

Promotional allowances increased $0.8 million or 15% from $5.5 million for the three months ended March 31, 2005 to $6.3 million for the three months ended March 31, 2006, respectively. The increase is primarily associated to an increase in promotional allowances at The Lodge of $0.6 million, and the truck stops in Louisiana of $0.2 million. The increase at The Lodge is attributable to increased hotel, food, and beverage complimentary sales and cash incentives to our customers. The increase in Louisiana is the result of $0.1 million in complimentary food and beverage sales at Jefferson, Eunice, Fuel Stop 36 and Larose, and $0.1 million in additional promotional allowance due to the increased business levels overall.

Casino expenses increased $0.7 million or 8% from $9.8 million to $10.5 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2006, respectively. This increase is a result of an increase at The Lodge of $0.6 million or 10% and the Gilpin of $0.1 million or 6%. The increase in The Lodge expenses is due to increased gaming taxes (due to increased gaming revenues), slot participation costs, general operating supplies and maintenance. The increase in the Gilpin is attributable to gaming taxes and operating cost of the Gilpin Poker room which opened in the first quarter of 2005.

Truck stop gaming expenses increased $3.3 million or 83% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Approximately $1.5 million of this increase is due to the opening of two new casino operations in Eunice and Jefferson, Louisiana late in the first quarter of 2005 and the third quarter of 2005, respectively. The two new casino properties purchased in December 2005, Fuel Stop 36 and Larose are responsible for $0.8 million of the increase. The remaining $1.0 million increase is associated with increased business levels due to the closure of riverboat casinos and the relocation of New Orleans’ residents as a result of hurricanes Katrina and Rita in the fourth quarter of 2005.

Pari-mutuel costs and expenses increased $0.2 million or 3% from $7.1 million to $7.3 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2006. The increase is primarily attributable to the to the new off track wagering facilities opened in Martinsville, Chesapeake and Scott County, Virginia in August 2005, October 2005 and January  2006, respectively, offset by a decrease that resulted from the elimination of management fees as part of the termination of the agreement with the Circuit in September 2005.

Food and beverage costs and expenses increased $0.3 million or 12% for the three month period ended March 31, 2006 compared to the three month period ended March 31, 2005. The increase is primarily attributable to costs associated with the increase in food and beverage sales for the same comparable period.

Convenience store fuel expenses increased $6.4 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The addition of the Fuel Stop 36 and Larose truck stops is responsible for $3.0 million of the increase. The remaining increase in fuel expense is the result of the average cost of fuel rising from $1.66 to $2.28 per gallon and increased business levels due to the hurricanes.

Convenience store other costs and expenses increased $1.3 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Approximately $0.7 million of the increase is due to the two new locations purchased in December 2005, Fuel Stop 36 and Larose. The remaining $0.6 million increase is due to increased business levels at the other locations due to the hurricanes.

Hotel expenses decreased less than $0.1 million as a result of an increase cost allocation to casino expenses associated with hotel complimentary sales. As complimentary sales increase, costs associated with the complimentary sales are charged to casino expense. Additionally, there was a reduction of room availability at Gold Dust West.

Marketing, general and administrative expenses increased $0.7 million or 6% for the current three months ended March 31, 2005 compared to the three months ended March 31, 2006. This increase is primarily attributable to an increase at The Lodge of $0.2 million, Gold Dust West of $0.1 million, and Colonial of $0.7 million offset by a reduction in corporate overhead expenses of $0.2 million. Higher marketing costs at our operating units drove increased revenues for all segments. The decrease in corporate overhead was a result of a decrease in political campaign costs of $0.3 million offset by costs of approximately $0.1 million incurred in the sponsorship and management of an Ohio poker festival for charity.

Depreciation and amortization expense increased $0.4 million from $2.6 million to $3.0 million for the three month period ended March 31, 2005 compared to the three months ended March 31, 2006. The increase is attributable to additional purchases of assets at all locations.

Interest expense increased $0.6 million for the three month period ended March 31, 2006 as compared to the same period of 2005. The increase is attributable to the issuance of $23 million in additional senior secured notes in conjunction with the acquisition of three truck stop facilities discussed in Note 7 to the unaudited condensed consolidated financial statements.

3. EBITDA segment information and discussion of operations

The following discusses our results of operations by segment, for the three month periods ended March 31, 2006 compared to the three month periods ended March 31, 2005.

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

The following presentations reflect 100% of the operations for all entities for the respective three month periods ended, therefore, management believes this represents another way of presenting our operating performance.

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
NET REVENUES
Colorado	$22,263	$21,268
Nevada	5,687	5,003
Louisiana	31,228	16,064
Virginia	9,904	8,727
Total net revenues	$69,082	$51,062
COSTS AND EXPENSES
Colorado	$15,549	$14,759
Nevada	3,699	3,610
Louisiana	24,912	13,126
Virginia	9,556	8,783
Net corporate overhead	1,439	1,903
Total costs and expenses	$55,155	$42,181
EBITDA
Colorado	$6,714	$6,509
Nevada	1,988	1,393
Louisiana	6,316	2,938
Virginia	348	(56)
Net corporate overhead	(1,439)	(1,903)
Total EBITDA	$13,927	$8,881

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure to our net income, a GAAP financial measure.

Three months ended March 31, 2006	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income (Loss)
Colorado	$6,714	$1,339	$9	$2,800	$2,584
Nevada	1,988	382	8	794	820
Louisiana	6,316	669	13	691	4,969
Virginia	348	512	5	152	(311)
Corporate overhead	(1,439)	90	2	1,454	(2,981)
TOTAL	$13,927	$2,992	$37	$5,891	$5,081

Three months ended March 31, 2005	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income (Loss)
Colorado	$6,509	$1,165	$13	$2,701	$2,656
Nevada	1,393	403	1	784	207
Louisiana	2,938	553	2	697	1,690
Virginia	(56)	380	6	55	(485)
Corporate overhead	(1,903)	43	2	1,026	(2,970)
TOTAL	$8,881	$2,544	$24	$5,263	$1,098

Colorado

We own 100% of Black Hawk Gaming and BHWK owns the Gilpin Hotel Casino and The Lodge, which are located in Black Hawk, Colorado, and the Gold Dust West casino, which is located in Reno, Nevada. The following discussion pertains to the results of operations of The Lodge and Gilpin properties.

A summary of the net revenue, costs and expenses and EBITDA of our Colorado properties is as follows:

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
Net revenues
Lodge	$16,965	$16,397
Gilpin	5,298	4,871

Total net revenues	22,263	21,268

Costs and expenses
Lodge	11,596	10,886
Gilpin	3,953	3,873

Total costs and expenses	15,549	14,759

EBITDA
Lodge	5,369	5,511
Gilpin	1,345	998

EBITDA	$6,714	$6,509

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure to our net income, a GAAP financial measure.

Three months ended March 31, 2006	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Lodge	$5,369	$924	$7	$2,077	$2,375
Gilpin	1,345	415	2	723	209
TOTAL	$6,714	$1,339	$9	$2,800	$2,584

Three months ended March 31, 2005	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Lodge	$5,511	$808	$10	$2,085	$2,628
Gilpin	998	357	3	616	28
TOTAL	$6,509	$1,165	$13	$2,701	$2,656

Results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005

Net Revenues. The $1.0 million increase in net revenues of our Colorado operations for the three months ended March 31, 2006 compared to the same period of 2005 is attributable to an increase in net revenue at the Gilpin of $0.4 million and $0.6 million at The Lodge. We believe that the increase in the revenues at our Colorado properties is a result of several factors. Management has continued to invest and improve our slot product in Colorado over the past year to provide the latest games available in the market. In addition, the Gilpin had a full quarter of poker revenues in 2006 as compared approximately one month of revenues in 2005 as we opened the poker room in March 2005. Finally, casino revenues at our two Colorado properties have continued to be positively impacted due to construction disruption at competing casinos. We expect some of our previous and existing market share to be lost to increased competition as the construction on competing properties is completed.

Costs and Expenses. Total costs and expenses associated with our Colorado operations increased $0.8 million for the three months ended March 31, 2006 compared to the same period of 2005. The increase was a result of increased costs and expenses at The Lodge of $0.7 million and at the Gilpin of $0.1 million. The increase in costs and expenses attributable to The Lodge was a result of increased employee benefits, gaming taxes, food and beverage cost of sales, slot participation, and marketing related expenses. The increased costs and expenses attributable to the Gilpin were the result of increased gaming taxes, food and beverage cost of sales, slot participation, and marketing related expenses. We expect that as competing casinos in our market complete their expansion construction, it is likely that additional costs will be incurred for personnel and marketing as we attempt to maintain our market share.

Earnings Before Interest, Taxes, Depreciation and Amortization. The Colorado operation’s EBITDA was approximately $6.7 million for the three month period ended March 31, 2006 as compared to $6.5 million for the three month period ended March 31, 2005. The $0.2 million increase is due to a $0.3 million increase in EBITDA at the Gilpin offset by a $0.1 million decrease in EBITDA at the Lodge. The increase at the Gilpin is related primarily to the Gilpin poker room which was open for the full three month period ended March 31, 2006 as compared to one month of operations during the same period of 2005. The decrease at the Lodge is primarily related to increased costs and expenses as discussed above associated to employee benefits, gaming taxes, food and beverage cost of sales, slot participation, and marketing related expenses.

Nevada

As previously discussed, our Nevada operations consist of the Gold Dust West, located in Reno, Nevada. The Gold Dust West was acquired by BHWK on January 5, 2001.

Net Revenues. The $0.7 million increase in net revenues of the Nevada operations for the three months ended March 31, 2006 compared to the same period of 2005 is attributable to an increase in net revenue at the Gold Dust West. We believe that the increase in the revenues at the Gold Dust West is the result of inclement weather in the first quarter of 2005.

Costs and Expenses. Total costs and expenses associated with our Nevada operations increased $0.1 million for the three months ended March 31, 2006 compared to the same period of 2005. The increase was a result of increased marketing costs and expenses of $0.1 million at the Gold Dust West.

Earnings Before Interest, Taxes, Depreciation and Amortization. The Gold Dust West’s EBITDA was approximately $2.0 million for the three month period ended March 31, 2006 as compared to $1.4 million for the same period of 2005. The $0.6 million increase is primarily attributable to increased net revenues in 2006 as compared to 2005. As discussed above, the Gold Dust West location had significant inclement weather in the first quarter of 2005.

Louisiana

The Louisiana truck plaza video gaming properties consist of eleven truck plaza gaming facilities located in Louisiana and a share in the gaming revenues of an additional truck plaza.

Each truck plaza features a convenience store, fueling operations, a restaurant and 50 video gaming devices (except our Eunice and Larose locations which each have 40 video gaming devices, and our Fuel Stop 36 location which has 39 devices).

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

Net revenues. The Louisiana truck plazas generated net revenues of $31.2 million for the three months ended March 31, 2006 compared to $16.1 million for the three months ended March 31, 2005. This $15.1 million increase is the result of the casino operations of four new truck stop locations and increased business levels after two hurricanes caused the closure of riverboat casinos and caused the relocation of New Orleans residents to the outlying communities serviced by the truck stop casinos.

Costs and Expenses. The Louisiana truck plazas’ costs and expenses were $24.9 million and $13.1 million for the three months ended March 31, 2006 and 2005, respectively. The increase in expense is due to the additional casino operations of four new truck stop locations and increased business levels due to the hurricanes.

Earnings Before Interest, Taxes, Depreciation and Amortization. The Louisiana truck plaza’s EBITDA was approximately $6.3 million for the three month period ended March 31, 2006 as compared to $2.9 million for the same period of 2005. The $3.4 million increase as previously discussed is attributable to four new locations as well as increased business levels after two hurricanes caused the closure of riverboat casinos and a relocation of New Orleans residents.

Virginia

Colonial revenues are comprised of (i) pari-mutuel commissions from wagering on races broadcast from out-of-state racetracks to Colonial’s satellite wagering facilities and the track using import simulcasting; (ii) wagering at the track and Colonial’s satellite wagering facilities of its live races; (iii) admission fees, program and racing form sales, and certain other ancillary activities; and (iv) food and beverage sales and concessions.

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

Total Revenue. Colonial generated net revenues for the three months ended March 31, 2006 of $9.9 million compared to $8.7 million for the same period of 2005. The increase of total revenues of $1.2 million or 14% is due primarily to revenues generated by the new off track wagering facilities opened in Martinsville, Chesapeake, and Scott County, Virginia in August 2005, October 2005 and January 2006, respectively, and an increase in revenues from advance deposit wagering, offset by a decrease in total revenues at our remaining off track wagering facilities.

Costs and expenses. Colonial’s direct operating costs and expenses were $9.6 million for the three months ended March 31, 2006 compared to $8.8 million for the same period of 2005. The increase is primarily attributable to the opening of new off track wagering facilities in Martinsville, Chesapeake, and Scott County, Virginia in August 2005, October 2005 and January 2006, respectively.

Earnings Before Interest, Taxes, Depreciation and Amortization. Colonial’s EBITDA was approximately $0.3 million for the three month period ended March 31, 2006 as compared to a loss of $0.1 million for the same period of 2005. As discussed above, the $0.4 million increase is primarily attributable to the opening of new off track wagering facilities in Martinsville, Chesapeake, and Scott County, Virginia in August 2005, October 2005 and January 2006, respectively.

Corporate Overhead

Costs and expenses. Corporate overhead costs and expenses decreased $0.5 million from $1.9 million in the three month period ended March 31, 2005 to $1.4 million in the comparable period of 2006. The decrease in corporate overhead was a result of a decrease in consulting, labor and travel costs.

4. Liquidity and capital resources

As of March 31, 2006, we had cash and cash equivalents of $18.1 million compared to $21.8 million in cash and cash equivalents as of December 31, 2005. The $3.7 million decrease is the result of $2.4 million cash provided by operating activities, $5.3 million cash used in investing activities, and $0.8 million used in financing activities.

We have a $10 million senior credit facility of which $6.0 million and $5.4 million was available as of March 31, 2006 and December 31, 2005, respectively. The senior credit facility carries an interest rate of 1.75% above the prime rate and expires in July 2007.

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

We paid $3.3 million in costs to obtain this financing and used $22.5 million of the proceeds to acquire three additional video poker truck-plaza operations. See Note 7 of the unaudited condensed consolidated financial statements.

As previously discussed, on September 30, 2005, Colonial completed a transaction with MEC, under which Colonial acquired all of the outstanding shares of the Circuit, a wholly-owned subsidiary of MEC for $10 million ($7.0 million of which was paid in cash and $3.0 million in the form of a 1-year promissory note bearing interest at 7.75% as of March 31, 2006). Our two shareholders provided cash capital contributions totaling $3.5 million to assist in funding this transaction.

In order to facilitate the acquisitions of the three video truck plazas acquired in March 2005 from a related party and the two truck plazas acquired in December 2005 from unrelated parties, our owners have contributed capital of approximately $8.1 and $8.8 million respectively.

As of March 31, 2006 our total debt approximates $183 million. Our future liquidity, which includes our ability to make semi-annual interest payments on February 1 and August 1 of each year, depends upon our future operational success.

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

We also face the risk that there could be a decline in the demand for our products and services, which would reduce our ability to generate funds from operations. While we believe our cash flows are geographically diverse, at present we do have a significant concentration of cash flows generated in the Black Hawk gaming market. Should the Black Hawk market decline or become saturated or should competition erode our market share, we would suffer a decline in available funds generated from operations. If this were to occur, there exists the possibility that our credit rating could be downgraded, which would further reduce our ability to access the capital markets and obtain additional or alternative financing. See the section ”Risk Factors” in Item IA of our Form 10-K report.

The following table provides disclosure concerning JEI’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of March 31, 2006.

(In Thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$270,597	$24,527	$199,609	$19,298	$27,163
Operating leases (2)	30,724	1,713	3,087	2,476	23,448
Other long-term obligations (3)	4,555	2,385	1,423	747
Total contractual cash obligations	$305,876	$28,625	$204,119	$22,521	$50,611

(1)      Long-term debt includes principal and interest owing under the terms of the Notes, the Senior Credit Facility, the Black Hawk special assessment bonds, indebtedness of Colonial Holdings, and the subordinated debt to affiliates.

(2)      Operating leases include a land and warehouse lease for the Gold Dust in Reno, Nevada, a land lease in Elko, Nevada, as well as other leases for property and equipment.

(3)      Other long-term obligations include the payment of one dollar per video poker machine per day, plus $1 per machine annually in licensing to an unaffiliated party to maintain our video poker machines in our truck stop operation. Other long-term obligations also include amounts payable under employment contracts, as described in our Form 10-K report for the year ended December 31, 2005.

In addition, we have the following commitments and obligations:

•     Through our subsidiary Colonial, we have entered into an agreement with a totalisator company, which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications. The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities through 2004 at a rate of .365% of handle. In addition, Colonial agreed to use certain equipment provided by the totalisator company. On March 16, 2005, Colonial entered into an amendment with the totalisator company extending the term of the agreement to 2012, providing replacement equipment for the existing equipment, and increasing the rate to .385% of handle up to $270,000 in handle. Handle above $270,000 is charged a rate of .345%. The amendment also provides for minimum charge per calendar year of $330.

•     Through our Lucky Magnolia truck stop, we have an obligation to pay to an individual 4.9% of its net video poker revenue, after associated state taxes, for as long as video poker machines are operated on the property.

Finally, our outstanding senior secured notes aggregating $148 million (after giving effect to the March 2005 acquisitions described above) are redeemable on or after February 1, 2006 at the following redemption prices (expressed as percentages of principal amounts) plus accrued and unpaid interest, as follows:

Year	Percentage
2006	105.938%
2007	102.969%
2008	100.000%

In the event that interest rates and market conditions dictate, we would more than likely be willing to refinance our notes at lower rates. However, a refinancing would be predicated upon our ability to secure financing on terms favorable and in amounts necessary to generate borrowings (in excess of current principal amounts) as illustrated in the above table. If we were unable to secure such refinancing, our ability to repay the entire current principal amount outstanding (which is due in 2009) may be difficult, if not impossible, barring an entire liquidation of the our assets. However, we believe we will be able to secure such a refinancing package which will be acceptable to us sometime between 2006 and 2009 in order to repay our existing senior secured notes.

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

Goodwill and other intangible assets

We have approximately $33.0 million in goodwill recorded on our consolidated balance sheet resulting from the acquisition of other businesses. We do not have any other nonamortizing intangible assets on our consolidated balance sheet. We annually review our goodwill for impairment. The annual evaluation of goodwill requires the use of estimates about future operating results of each reporting unit to determine its estimated fair value. Changes in forecasted operations can materially affect these estimates. Once an impairment of goodwill has been recorded, it cannot be reversed. We completed our initial assessment for impairment of goodwill in 2002 and determined that no impairment of our balances existed. Further, we performed our most recent annual impairment test as of September 30, 2005 and determined that goodwill was not impaired. Finally, we have reassessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. On February 8, 2002 we issued $125.0 million in 11 7/8 % senior secured notes due in 2009. Further, on March 2, 2005 we issued $23.0 million in notes identical in terms and conditions as our February 8, 2002 issuance. The proceeds of these two note issuances were used to finance our acquisitions and for working capital purposes. Substantially all of our debt bears interest at a fixed rate, except our $10.0 million senior credit facility (of which $4.0 million is outstanding as of March 31, 2006), which bears interest at 1.75% above the prime rate published by Wells Fargo Bank, N.A.

If market interest rates increase, our cash requirements for interest on the senior credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior credit facility balance would also decrease.

There would be an approximate change in our cash requirements of $38 thousand annually for interest should market rates increase or decrease by 10% compared to interest rate levels at March 31, 2006.

We currently do not invest in derivative financial instruments, interest rate swaps or other similar investments to alter interest rate exposure.

Item 4.     Controls and Procedures.

We have carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2006. Based on such evaluation, we have concluded that, as such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are involved in routine litigation arising in the ordinary course of business. We believe these matters are covered by appropriate insurance policies.

Item 1A.   Risk factors

There has been no material change in the risk factors disclosed in our Form 10-K report filed March 29, 2006.

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

Jacobs Entertainment, Inc.

Registrant

Date: May 5, 2006	By:	/s/ Jeffrey P. Jacobs
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