Form 10-Q
period 2006-06-30
JACOBS ENTERTAINMENT INC
filed 2006-08-14
CIK 1173284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2006
Class A Common Stock, $.01 par value	1,320 shares
Class B Common Stock, $.01 par value	180 shares

Jacobs Entertainment, Inc.

Index
June 30, 2006

PART I.  FINANCIAL INFORMATION

Item 1.     Unaudited Condensed Consolidated Financial Statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2006 and December 31, 2005

(Dollars In Thousands)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,809	$23,619
Restricted cash	5,163	1,515
Accounts receivable, net	3,438	2,916
Inventories	2,433	2,126
Prepaid expenses and other current assets	4,394	2,118
Total current assets	39,237	32,294
PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	54,762	54,137
Building and improvements	151,945	139,493
Equipment, furniture and fixtures	55,053	46,184
Leasehold improvements	2,364	2,364
Construction in progress	2,923	5,101
	267,047	247,279
Less accumulated depreciation and amortization	(49,021)	(43,843)
PROPERTY, PLANT AND EQUIPMENT — NET	218,026	203,436

OTHER ASSETS:
Goodwill	37,731	33,558
Identifiable intangible assets, net	8,884	8,361
Debt issue costs, net	9,688	6,702
Other assets	2,459	2,400
TOTAL	$316,025	$286,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$21,201	$15,806
Gaming taxes payable	1,843	3,144
Interest payable	1,039	8,185
Due to affiliate		1,096
Current portion of long-term debt and capital lease obligations	604	3,583
Total current liabilities	24,687	31,814

Long-term debt and capital lease obligations	257,233	166,249
Long-term debt - related parties		19,489
Total long-term debt	257,233	185,738

OTHER	489	472
Total liabilities	282,409	218,024
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY:
Class A Common stock $.01 par value; 1,800 shares authorized, 1,320 issued and outstanding as of June 30, 2006 and December 31, 2005
Class B Common stock $.01 par value; 200 shares authorized, 180 issued and outstanding as of June 30, 2006 and December 31, 2005
Additional paid-in capital	33,522	54,541
Retained earnings	94	14,186
Total stockholders’ equity	33,616	68,727
TOTAL	$316,025	$286,751

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2006 and 2005

(Dollars In Thousands)

	Three Months Ended June 30,
	2006	2005
REVENUES:
Gaming:
Casino	$28,800	$29,177
Truck stop	14,503	9,147
Pari-mutuel	10,615	9,392
Food and beverage	5,620	5,079
Convenience store — fuel	20,089	11,084
Convenience store — other	2,466	1,418
Hotel	586	485
Other	985	905
Total revenues	83,664	66,687
Promotional allowances	(6,387)	(5,928)
Net revenues	77,277	60,759

COSTS AND EXPENSES:
Gaming:
Casino	10,124	10,606
Truck stop	8,151	5,179
Pari-mutuel	8,200	8,439
Food and beverage	2,969	2,618
Convenience store — fuel	19,234	10,432
Convenience store — other	3,233	1,916
Hotel	82	78
Marketing, general and administrative	13,917	12,197
Depreciation and amortization	3,222	2,763
Total costs and expenses	69,132	54,228
OPERATING INCOME	8,145	6,531
Interest income	99	34
Interest expense	(12,206)	(5,752)
Pre-payment penalties, tender and consent costs	(9,321)
NET (LOSS) INCOME	$(13,283)	$813

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2006 and 2005

(Dollars In Thousands)

	Six Months Ended June 30,
	2006	2005
REVENUES:
Gaming:
Casino	$58,243	$56,640
Truck stop	31,579	18,325
Pari-mutuel	19,679	17,300
Food and beverage	11,147	9,722
Convenience store — fuel	37,206	19,902
Convenience store — other	4,854	2,656
Hotel	1,097	901
Other	1,659	1,581
Total revenues	165,464	127,027
Promotional allowances	(12,917)	(11,537)
Net revenues	152,547	115,490

COSTS AND EXPENSES:
Gaming:
Casino	20,654	20,372
Truck stop	16,993	10,194
Pari-mutuel	15,470	15,502
Food and beverage	5,615	5,058
Convenience store — fuel	35,430	18,768
Convenience store — other	6,384	3,598
Hotel	157	188
Marketing, general and administrative	25,714	23,190
Depreciation and amortization	6,368	5,447
Total costs and expenses	132,785	102,317
OPERATING INCOME	19,762	13,173
Interest income	148	58
Interest expense	(18,180)	(11,112)
Pre-payment penalties, tender and consent costs	(9,321)
NET (LOSS) INCOME	$(7,591)	$2,119

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2005 and the Six Months Ended June 30, 2006

(Dollars In Thousands)

	Common Stock
	Shares	Class A Shares	Class B Shares	Amount*	Additional Paid-in Capital	Retained Earnings	Total
BALANCES, JANUARY 1, 2005	1,500			$	$33,823	$40,565	$74,388
Capital contribution					20,718		20,718
Distributions						(22,500)	(22,500)
Common stock exchange	(1,500)	1,320	180
Net loss						(3,879)	(3,879)
BALANCES, DECEMBER 31, 2005		1,320	180	$	$54,541	$14,186	$68,727
Capital contribution					5,685		5,685
Distributions					(26,704)	(6,501)	(33,205)
Net loss						(7,591)	(7,591)
BALANCES, JUNE 30, 2006		1,320	180	$	$33,522	$94	$33,616

*                    The par value amount of Jacobs Entertainment, Inc. common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 above due to rounding.

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2006 and 2005

(Dollars In Thousands)

	Six months ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net (loss) income	$(7,591)	$2,119
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,368	5,447
Loss on sale of assets	138	54
Deferred financing cost amortization and write-off	6,702	942
Bond issue discount amortization and write-off	2,189	351
Bond issue premium amortization and write-off	(1,811)	(196)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(465)	(355)
Inventories	(204)	(178)
Prepaid expenses and other assets	(2,335)	(1,480)
Accounts payable and accrued expenses	5,238	7,985
Gaming taxes payable	(1,301)	(1,101)
Interest payable	(7,146)	1,140
Due to affiliate	(1,096)	(2,267)
Net cash (used in) provided by operating activities	(1,314)	12,461
INVESTING ACTIVITIES:
Additions to property, plant and equipment	(7,895)	(9,603)
Proceeds from sale of equipment	23	109
Purchase of device rights	(725)	(766)
Changes in restricted cash, net	(3,648)	(5,499)
Acquisitions net of cash acquired:
Casino	(14,637)
Truck stop	(2,289)
Net cash used in investing activities	(29,171)	(15,759)
FINANCING ACTIVITIES
Net proceeds from bond issuance	210,000	25,300
Payments to obtain financing	(9,688)	(3,097)
Proceeds from long term debt	40,000	1,230
Proceeds from revolving line of credit	9,191	2,525
Capital contributions from stockholders		2,026
Payments on long term debt	(171,842)	(640)
Payments on revolving line of credit	(13,781)	(2,525)
Distribution to stockholders	(33,205)	(22,500)
Net cash provided by financing activities	30,675	2,319
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	190	(979)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	23,619	22,014
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,809	$21,035
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized of $0 and $4 for the six month periods ended June 30, 2006 and 2005, respectively	$17,684	$8,997
Non-cash investing and financing activities:
Capital contribution exchanged for retirement of note paid by affiliate	$5,685	$6,330
Acquisition of property for payables incurred	$762	$1,996
Acquisition of property under capital lease agreements	$255	$750

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

1.                       BUSINESS AND ORGANIZATION

Jacobs Entertainment, Inc. (“JEI”, the “Company”, “us”, “our”, or “we”) was formed on April 17, 2001, as a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended, to become a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Louisiana, Nevada, and Virginia. The Company’s sole stockholders, who each own beneficially 50% of each class of JEI’s common stock, are Jeffrey P. Jacobs and Richard E. Jacobs and certain of their family trusts (collectively, “Jacobs”). As of June 30, 2006, we own and operate four casinos through wholly owned subsidiaries. Our casinos include The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Hotel Casino (“Gilpin”), both in Colorado, and the Gold Dust West Casino (“Gold Dust” or “Gold Dust West”) and the Pinon Plaza Casino (“Pinon Plaza”) both in Nevada. JEI also owns and operates sixteen truck plaza video gaming facilities in Louisiana through two wholly owned subsidiaries—Jalou LLC and Jalou II which are collectively referred to as “Jalou”, “truck stops” or “truck plazas”. We also receive a percentage of gaming revenue from an additional truck plaza video gaming facility. Finally, JEI owns and operates a horse racing track with nine satellite wagering facilities in Virginia through a wholly owned subsidiary, Colonial Holdings, Inc. (“Colonial”).

On March 2, 2005, we acquired three truck plaza video gaming facilities in Louisiana previously owned by Jacobs and on June 16, 2006 we acquired three additional truck plaza video gaming facilities, land and equipment in Louisiana previously owned by Jacobs.  The purchase of these truck plaza video gaming facilities was accounted for as a combination of entities under common control, which is similar to the pooling of interests method of accounting for business combinations.  Accordingly, the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted to include the operations of the first three acquired truck plazas from January 1, 2005 through March 2, 2005 and the second three acquired truck plazas from January 1, 2005 through June 16, 2006.   See Note 7 of the unaudited condensed consolidated financial statements below.

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

On December 16, 2005, we acquired from an unaffiliated party Fuel Stop 36 in Lake Charles, Louisiana for $6,100.  On December 20, 2005, we acquired from an unaffiliated party the assets of Larose Truck Plaza in Lockport, Louisiana for $6,200.  On June 21, 2006 we acquired from an unaffiliated party the Texas Pelican Truck Plaza in Vinton, Louisiana (“Vinton”) for $2,200 plus estimated acquisition costs of $89.  The purchases of these three truck plaza video gaming facilities were recorded using the purchase method of accounting.  See Note 7 of the unaudited condensed consolidated financial statements below.

On June 25, 2006, we acquired the assets of Best Western Pinon Plaza Resort (“Pinon Plaza”), a division of Capital City Entertainment, Inc. (“CCI”) for $14,500 plus cash on hand at closing of $519 and estimated acquisition costs of $137.  See Note 7 of the unaudited condensed consolidated financial statements below.

On July 12, 2006 we acquired from an unaffiliated party the St. Helena Truck Plaza which includes a truck plaza, convenience store, casino and food and beverage outlet operation for $3,100.

2.                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Financial Statements — In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial position as of June 30, 2006 and December 31, 2005 and the results of our operations for the three and six month periods ended June 30, 2006 and 2005 and our cash flows for the six month periods ended June 30, 2006 and 2005. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Reclassifications —Certain amounts of an insignificant nature have been reclassified within the 2005 financial statements to conform to the presentation used in 2006.

3.                       IDENTIFIABLE INTANGIBLE ASSETS

The Company tests goodwill for impairment as of September 30th each year. Testing compares the estimated fair values of the Company’s reporting units to the reporting units’ carrying value. The Company considers a variety of factors when estimating the fair value of its reporting units, including estimates about future operating results of each reporting unit, multiples of EBITDA, investment banker market analysis, and recent sales of comparable business units if such information is available to the Company. A variety of estimates and judgments about the relevance and comparability of these factors to the reporting units are made. As of September 30, 2005 and as updated at quarter-end, management of the Company believes the goodwill held in our reporting units is not impaired. In addition, the Company has reassessed the useful lives of its identifiable intangible assets without any change to the previously established amortization periods of such assets.

The changes in the carrying amount of goodwill for the six month period ended June 30, 2006 is as follows (in thousands):

2006

Balance as of beginning of year	$33,558
Goodwill acquired during year	4,173

Balance as of June 30, 2006	$37,731

Acquired intangible assets as of June 30, 2006 and December 31, 2005, consist of the following (dollars in thousands):

		As of June 30, 2006			As of December 31, 2005
	Wtd. Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizable intangible assets:
Revenue rights	45.50	$6,000	$540	$5,460	$6,000	$480	$5,520
Device use rights	2.56	6,269	3,055	3,214	5,159	2,527	2,632
Other	4.59	560	350	210	510	301	209

Total		$12,829	$3,945	$8,884	$11,669	$3,308	$8,361

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
Aggregate amortization expense	$315	$200	$641	$417

Estimated amortization expense:
2006 (remaining 6 months)	$726
2007	949
2008	802
2009	756
2010	516
Thereafter	5,135
Total	$8,884

4.                       SEGMENTS

At June 30, 2006 and 2005, we had four segments representing the geographic regions of our operations. Each segment is managed separately because of the unique characteristics of its revenue stream and customer base.

The Colorado segment consists of The Lodge and Gilpin casinos.  We have aggregated the operations of The Lodge and the Gilpin in our Colorado segment based on similarities in the nature of the properties’ businesses, customers and regulatory environment in which each property operates.  The Nevada segment consists of the Gold Dust West and Pinon Plaza casinos. The Virginia segment consists of Colonial’s pari-mutuel operations; including its off-track betting facilities, and the Louisiana operations consist of Jalou’s truck plaza/video poker facilities. The accounting policies of the segments are the same as those described in Note 2 of the unaudited condensed consolidated financial statements above.  The corporate adjustments and eliminations represent all other income and expenses, and are also presented. The following segment information is presented after elimination of inter-segment transactions.

As of and for the Three Months Ended June 30, 2006
(Dollars In Thousands)

	Colorado	Nevada	Virginia	Louisiana	Total
Revenues
Gaming
Casino	$23,109	$5,691			$28,800
Truck stop				$14,503	14,503
Pari-mutuel			$10,615		10,615
Food and beverage	2,479	834	749	1,558	5,620
Convenience store - fuel				20,089	20,089
Convenience store - other				2,466	2,466
Hotel	471	115			586
Other	217	59	518	191	985
Total revenues	26,276	6,699	11,882	38,807	83,664
Promotional allowance	(4,437)	(1,036)		(914)	(6,387)
Net revenues	$21,839	$5,663	$11,882	$37,893	$77,277
Depreciation and amortization	$1,378	$406	$535	$857	3,176
Corporate adjustments and eliminations					46
Consolidated depreciation and amortization					$3,222
Interest Income	$12	$9	$16	$28	65
Corporate adjustments and eliminations					34
Consolidated interest income					$99
Interest expense	$5,944	$1,814	$170	$969	8,897
Corporate adjustments and eliminations					3,309
Consolidated interest expense					$12,206
Net (loss) income	$(837)	$(368)	$15	$3,114	1,924
Corporate adjustments and eliminations					(15,207)
Consolidated net loss					$(13,283)
EBITDA(1)	$6,473	$1,843	$704	$4,912	13,932
Corporate adjustments and eliminations					(11,886)
Consolidated EBITDA					$2,046
Goodwill	$6,711	$10,947	$	$20,073	$37,731
Identifiable intangible assets	$	$	$	$8,884	$8,884
Property, plant and equipment, net	$88,326	$23,603	$69,072	$34,670	215,671
Corporate adjustments and eliminations					2,355
Consolidated property, plant and equipment, net					$218,026
Total assets	$109,074	$40,633	$78,315	$77,645	305,667
Corporate adjustments and eliminations					10,358
Consolidated total assets					$316,025
Long-term debt	$87,511	$40,794	$6,176	$33,724	168,205
Corporate adjustments and eliminations					89,028
Consolidated total long-term debt					$257,233
Capital expenditures	$1,475	$632	$779	$665	3,551
Corporate adjustments and eliminations					338
Consolidated total capital expenditures					$3,889

(1)                   EBITDA (earnings before interest, income taxes, depreciation and amortization) is presented as supplemental information in the tables above and in the discussion of our operating results. EBITDA can be reconciled directly to our condensed consolidated net income (loss) by adding the amounts shown for depreciation, amortization, income taxes and interest to net income (loss). This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income (loss), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows investors and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our properties using EBITDA measures as do most analysts following the gaming industry. EBITDA is also a key component of certain financial covenants in our debt agreements.

As of and for the Six Months Ended June 30, 2006
(Dollars In Thousands)

	Colorado	Nevada	Virginia	Louisiana	Total
Revenues
Gaming
Casino	$46,680	$11,563			$58,243
Truck stop				$31,579	31,579
Pari-mutuel			$19,679		19,679
Food and beverage	5,080	1,643	1,276	3,148	11,147
Convenience store - fuel				37,206	37,206
Convenience store - other				4,854	4,854
Hotel	915	182			1,097
Other	387	85	831	356	1,659
Total revenues	53,062	13,473	21,786	77,143	165,464
Promotional allowance	(8,960)	(2,123)		(1,834)	(12,917)
Net revenues	$44,102	$11,350	$21,786	$75,309	$152,547
Depreciation and amortization	$2,717	$788	$1,047	$1,680	6,232
Corporate adjustments and eliminations					136
Consolidated depreciation and amortization					$6,368
Interest Income	$21	$17	$21	$53	112
Corporate adjustments and eliminations					36
Consolidated interest income					$148
Interest expense	$8,744	$2,608	$322	$1,743	13,417
Corporate adjustments and eliminations					4,763
Consolidated interest expense					$18,180
Net income (loss)	$1,747	$452	$(296)	$8,694	10,597
Corporate adjustments and eliminations					(18,188)
Consolidated net loss					$(7,591)
EBITDA(1)	$13,187	$3,831	$1,052	$12,064	30,134
Corporate adjustments and eliminations					(13,325)
Consolidated EBITDA					$16,809
Goodwill	$6,711	$10,947	$	$20,073	$37,731
Identifiable intangible assets	$	$	$	$8,884	$8,884
Property, plant and equipment, net	$88,326	$23,603	$69,072	$34,670	215,671
Corporate adjustments and eliminations					2,355
Consolidated property, plant and equipment, net					$218,026
Total assets	$109,074	$40,633	$78,315	$77,645	305,667
Corporate adjustments and eliminations					10,358
Consolidated total assets					$316,025
Long-term debt	$87,511	$40,794	$6,176	$33,724	168,205
Corporate adjustments and eliminations					89,028
Consolidated total long-term debt					$257,233
Capital expenditures	$3,456	$999	$1,605	$1,256	7,316
Corporate adjustments and eliminations					579
Consolidated total capital expenditures					$7,895

(1)                   EBITDA (earnings before interest, income taxes, depreciation and amortization) is presented as supplemental information in the tables above and in the discussion of our operating results. EBITDA can be reconciled directly to our condensed consolidated net income (loss) by adding the amounts shown for depreciation, amortization, income taxes and interest to net income (loss). This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income (loss), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows investors and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our properties using EBITDA measures as do most analysts following the gaming industry. EBITDA is also a key component of certain financial covenants in our debt agreements.

As of and for the Three Months Ended June 30, 2005
(Balance Sheet data as of December 31, 2005)
(Dollars In Thousands)

	Colorado	Nevada	Virginia	Louisiana	Total
Revenues
Gaming
Casino	$23,551	$5,626			$29,177
Truck stop				$9,147	9,147
Pari-mutuel			$9,392		9,392
Food and beverage	2,543	871	674	991	5,079
Convenience store — fuel				11,084	11,084
Convenience store - other				1,418	1,418
Hotel	414	71			485
Other	176	35	594	100	905
Total revenues	26,684	6,603	10,660	22,740	66,687
Promotional allowance	(4,331)	(994)		(603)	(5,928)
Net revenues	$22,353	$5,609	$10,660	$22,137	$60,759
Depreciation and amortization	$1,211	$418	$380	$706	2,715
Corporate adjustments and eliminations					48
Consolidated depreciation and amortization					$2,763
Interest Income	$11	$3	$13	$6	33
Corporate adjustments and eliminations					1
Consolidated interest income					$34
Interest expense	$2,713	$785	$73	$792	4,363
Corporate adjustments and eliminations					1,389
Consolidated interest expense					$5,752
Net income (loss)	$2,592	$716	$(775)	$1,823	4,356
Corporate adjustments and eliminations					(3,543)
Consolidated net income					$813
EBITDA(1)	$6,505	$1,916	$(335)	$3,315	11,401
Corporate adjustments and eliminations					(2,107)
Consolidated EBITDA					$9,294
Goodwill	$6,710	$8,836	$	$18,012	$33,558
Identifiable intangible assets	$	$	$	$8,361	$8,361
Property, plant and equipment, net	$88,597	$9,734	$68,640	$34,427	201,398
Corporate adjustments and eliminations					2,038
Consolidated property, plant and equipment, net					$203,436
Total assets	$110,211	$23,711	$73,313	$73,472	280,707
Corporate adjustments and eliminations					6,044
Consolidated total assets					$286,751
Long-term debt	$82,802	$22,813	$3,940	$32,148	141,703
Corporate adjustments and eliminations					44,035
Consolidated total long-term debt					$185,738
Capital expenditures	$792	$174	$4,435	$777	6,178
Corporate adjustments and eliminations					261
Consolidated total capital expenditures					$6,439

(1)                   EBITDA (earnings before interest, income taxes, depreciation and amortization) is presented as supplemental information in the tables above and in the discussion of our operating results. EBITDA can be reconciled directly to our condensed consolidated net income (loss) by adding the amounts shown for depreciation, amortization, income taxes and interest to net income (loss). This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income (loss), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows investors and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our properties using EBITDA measures as do most analysts following the gaming industry. EBITDA is also a key component of certain financial covenants in our debt agreements.

As of and for the Six Months Ended June 30, 2005
(Balance Sheet data as of December 31, 2005)
(Dollars In Thousands)

	Colorado	Nevada	Virginia	Louisiana	Total
Revenues
Gaming
Casino	$45,871	$10,769			$56,640
Truck stop				$18,325	18,325
Pari-mutuel			$17,300		17,300
Food and beverage	4,892	1,760	1,119	1,951	9,722
Convenience store - fuel				19,902	19,902
Convenience store - other				2,656	2,656
Hotel	759	142			901
Other	349	72	968	192	1,581
Total revenues	51,871	12,743	19,387	43,026	127,027
Promotional allowance	(8,250)	(2,131)		(1,156)	(11,537)
Net revenues	$43,621	$10,612	$19,387	$41,870	$115,490
Depreciation and amortization	$2,376	$821	$760	$1,399	5,356
Corporate adjustments and eliminations					91
Consolidated depreciation and amortization					$5,447
Interest Income	$24	$4	$19	$8	55
Corporate adjustments and eliminations					3
Consolidated interest income					$58
Interest expense	$5,414	$1,569	$128	$1,586	8,697
Corporate adjustments and eliminations					2,415
Consolidated interest expense					$11,112
Net income (loss)	$5,248	$923	$(1,260)	$3,721	8,632
Corporate adjustments and eliminations					(6,513)
Consolidated net loss					$2,119
EBITDA(1)	$13,014	$3,309	$(391)	$6,698	22,630
Corporate adjustments and eliminations					(4,010)
Consolidated EBITDA					$18,620
Goodwill	$6,710	$8,836	$	$18,012	$33,558
Identifiable intangible assets	$	$	$	$8,361	$8,361
Property, plant and equipment, net	$88,597	$9,734	$68,640	$34,427	201,398
Corporate adjustments and eliminations					2,038
Consolidated property, plant and equipment, net					$203,436
Total assets	$110,211	$23,711	$73,313	$73,472	280,707
Corporate adjustments and eliminations					6,044
Consolidated total assets					$286,751
Long-term debt	$82,802	$22,813	$3,940	$32,148	141,703
Corporate adjustments and eliminations					44,035
Consolidated total long-term debt					$185,738
Capital expenditures	$4,526	$861	$2,594	$1,305	9,286
Corporate adjustments and eliminations					317
Consolidated total capital expenditures					$9,603

(1)                   EBITDA (earnings before interest, income taxes, depreciation and amortization) is presented as supplemental information in the tables above and in the discussion of our operating results. EBITDA can be reconciled directly to our condensed consolidated net income (loss) by adding the amounts shown for depreciation, amortization, income taxes and interest to net income (loss). This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income (loss), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows investors and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our properties using EBITDA measures as do most analysts following the gaming industry. EBITDA is also a key component of certain financial covenants in our debt agreements.

5.                       COMMITMENTS AND CONTINGENCIES

In 1996, Colonial entered into a Management and Consulting Agreement, as amended (the “Management Agreement”), with Maryland-Virginia Racing Circuit, Inc. (the “Circuit”), a wholly-owned subsidiary of Magna Entertainment Corp. (“MEC”), which is an affiliate of the Maryland Jockey Club (“MJC”).  Management fees incurred under the Management Agreement were approximately $0 and $629 during the three month periods ended June 30, 2006 and 2005, respectively, and $0 and $1,138 during the six month periods ended June 30, 2006 and 2005, respectively.

On September 30, 2005, Colonial Downs completed a transaction with Magna Entertainment Corp. (“MEC”), an affiliate of the Maryland Jockey Club (“MJC”), under which Colonial Downs acquired all of the outstanding shares of Maryland-Virginia Racing Circuit, Inc. (the “Circuit”), a wholly-owned subsidiary of MEC, for $10 million.  The sale was approved by the Virginia Racing Commission on September 28, 2005.  Under the terms of the purchase agreement, Colonial Downs paid $7 million in cash at closing and issued a one-year $3 million note bearing interest at the prime rate plus 1% (7.75% at December 31, 2005).  This note was paid off in full on June 16, 2006 (see Note 7 of the unaudited condensed consolidated financial statements below).  The stock acquisition has been characterized as a termination of a contract because the primary assets owned by the Circuit was a management agreement with Colonial Downs and as such, $10.4 million, which is the $10 million purchase price plus $0.4 million in legal and professional fees associated with this transaction, was expensed in the third quarter of 2005.  As part of the transaction, Colonial Downs paid an existing promissory note to MJC in the amount of $73,000, plus accrued interest.  Colonial Downs also paid the Circuit’s prorated 2005 management fees of approximately $1.8 million.  Under the agreement, a Maryland-Virginia thoroughbred racing circuit will continue for ten years with live thoroughbred racing in Maryland concluding on the later of the Monday following the running of the Preakness Stakes or June 17 of each year and beginning at Colonial Downs thereafter.  Under the agreement, no live thoroughbred racing will resume in Maryland before August 1st of each year.

Colonial has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for the Company’s pari-mutuel wagering applications.  On March 16, 2005, Colonial entered into an amendment with the totalisator company to extend the term of the agreement to 2012, to provide replacement equipment for existing equipment, and to increase the rate to .385% of handle up to $270,000 in handle. Handle above $270,000 will be charged a rate of .345%. The amendment also provides for minimum charge per calendar year of $330.  Totalisator fees incurred under this agreement was approximately $197 and $228 during the three month periods ended June 30, 2006 and 2005, respectively, and $376 and $377 during the six month periods ended June 30, 2006 and 2005, respectively.

Colonial has entered into agreements with a company which provides totalisator, broadcasting and simulcasting equipment and services. The agreements for live racing services at the horse racing track, and equipment leases at two of the satellite wagering facilities continue until December 31, 2007. Total expense incurred for totalisator and broadcasting and simulcasting equipment was approximately $278 and $289 during the three month periods ended June 30, 2006 and 2005, respectively, and $500 and $476 during the six month periods ended June 30, 2006 and 2005, respectively.

Colonial leases automobiles, building space, and certain equipment under operating leases expiring at various dates. Total rental expense under these non-cancelable leases was approximately $132 and $101 during the three month periods ended June 30, 2006 and 2005, respectively, and $251 and $203 during the six month periods ended June 30, 2006 and 2005, respectively.

The Company leases land and warehouse space for the Gold Dust in Reno, Nevada as well as automobiles, and other property and equipment under operating leases expiring at various dates. Total rental expense under these non-cancelable leases was approximately $92 for each of the three month periods ended June 30, 2006 and 2005, respectively, and $188 and $184 during the six month periods ended June 30, 2006 and 2005, respectively.

The Company leases land for the Elko and Pinon Plaza casinos and office space in Golden, Colorado and in West Palm Beach, Florida. Other long-term obligation and commitments at JEI also include the Jacobs Investments Management Co. Inc. (“JIMCO”) management agreement (See Note 6) and commitments under employment contracts with members of senior management. Total expense related to these operating leases and the JIMCO agreement was approximately $649 and $162 during the three month periods ended June 30, 2006 and 2005, respectively, and $759 and $212 during the six month periods ended June 30, 2006 and 2005, respectively.

Jalou leases land for its Houma, Breaux Bridge, Jefferson, Diamond and Vinton truck plazas, and office space in Lafayette as well as automobiles, and other property and equipment under operating leases expiring at various dates. Total expense related to these operating leases was approximately $156 and $129 during the three month periods ended June 30, 2006 and 2005, respectively, and $287 and $259 during the six month periods ended June 30, 2006 and 2005, respectively. Additionally, The Jalou truck plaza video gaming facilities pay $1 per video poker machine per day, plus $1,000 per machine annually in licensing to an unaffiliated party to maintain its video poker machines in its truck stop premises. Total expense under these obligations was approximately $247 and $207 during the three month periods ended June 30, 2006 and 2005, respectively, and $487 and $409 during the six month periods ended June 30, 2006 and 2005, respectively.

We are involved in routine litigation arising in the ordinary course of our business. We believe these matters are covered by appropriate insurance policies.

6                          RELATED PARTY TRANSACTIONS

In order to assist us in our efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, JEI entered into an agreement with Premier One Development Company effective October 1, 1997. On May 9, 2000, Premier merged into JIMCO, 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two former directors of Colonial Holdings. The agreement was renewed on January 2, 2003 for a period of nine years, at $450 per year, payable on January 15 of each year.  JEI paid $450 in January 2006 and 2005 for each respective year’s services by JIMCO.  On June 16, 2006, the agreement was amended and restated effective January 1, 2006 for a period of 20 years, at $1,250 per year payable in two equal installments of $625 January 1st and July 1st each year plus two and one-half percent (2.5%) of budgeted development costs for projects undertaken by us.  In accordance with the amended and restated agreement, $800 was paid in July 2006.

We provide monthly management and accounting services to truck stops owned by Jacobs. In addition, the truck stops purchase repair parts from us. Total charges for these management services and repair part purchases totaled $68 and $0 during the three month periods ended June 30, 2006 and 2005, respectively, and $119 and $0 during the six month periods ended June 30, 2006 and 2005, respectively.  Accounts receivable due from these truck stops for management services and repair parts sales was $0 as of June 30, 2006 and December 31, 2005, respectively.

As part of the acquisition agreement for the Breaux Bridge, Eunice, and Jefferson locations (see Note 7 of the unaudited condensed consolidated financial statements), the affiliated party seller provided development capital to the Company. Amounts payable to this affiliated party totaled $0 and $386 as of June 30, 2006 and December 31, 2005, respectively.

JEI was the obligor on notes to Jacobs totaling $9,000, with interest only payable semi-annually at 12% per annum, and the principal amount due and payable on January 31, 2010. These notes were issued in connection with the acquisition of certain Louisiana truck plazas on February 22, 2002. JEI was also the obligor on $10,489 of notes issued by the seller in connection with the acquisition of additional truck plazas from an unaffiliated party. These notes were acquired from the seller by Jacobs on February 13, 2003, for $7,000.  The principal balance of the notes and all accrued interest was paid on June 16, 2006 with the proceeds of the 9 ¾% senior unsecured notes (see Note 7 of the unaudited condensed consolidated financial statements).  Interest payable to related parties was $0 and $723 as of June 30, 2006 and December 31, 2005, respectively.

JEI has acquired from an affiliated party several options to lease and options to purchase land and certain improvements on the West Bank of the Cuyahoga River in Cleveland, Ohio.  We refer to these options covering an aggregate of approximately 624,000 square feet of land (14.4 acres) and a building comprised of 47,380 square feet of net rentable space as the Nautica Properties.  The Nautica Properties consist of six parcels and require aggregate option payments of $500,000 per year.  The option agreements give us the right during the next four years to purchase two parcels and the right to purchase or enter into long term leases on the other four parcels.  In general, the purchase price of the parcels would be based on independent appraisals of the land and improvement values, if casino gaming were to become legal in Ohio and the Nautica Properties were a licensed gaming venue.  Our Chairman and Chief Executive Officer owns varying interests in five of the six parcels.

7.                       SALE OF DEBT AND RECENT ACQUISITION ACTIVITY

On June 16, 2006 (the “Issue Date”), we completed the issuance of senior unsecured notes in the amount of $210,000 at

9 3/4% due June 15, 2014 with interest only payments due each June 15 and December 15, beginning on December 15, 2006.  In conjunction with the closing of these notes, we entered into a new $100,000 senior secured credit facility consisting of (i) a $40,000 five year revolving credit facility, (ii) a $40,000 six year term loan and (iii) a $20,000 six year delayed draw term loan.  Any borrowings under our senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined, and (2) the federal funds rate plus ½ of 1% or (b) a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs.  The delayed draw term loan facility allows us to make up to two borrowings prior to December 31, 2006 to finance certain capital expenditures.  As of June 30, 2006, $40,000 and $20,000 was available on the revolving credit facility and delayed draw term loan, respectively.  Proceeds from the senior unsecured notes and the term loan were used to (i) pay off $148,000 aggregate principal amount of our outstanding 11 7/8% senior secured notes due 2009, along with accrued and unpaid interest of $6,652 and to pay related tender and consent costs of $9,321, (ii) acquire the assets of Pinon Plaza in Carson City, Nevada for a purchase price of $14,500 plus additional costs and expenses of $137 (see below), (iii) acquire three truck plazas and raw land in Louisiana from an affiliated party for $14,380 and $620 respectively (see below), (iv) acquire two additional truck plazas for a purchase price of $2,289 and $3,100, (v) pay a distribution to our stockholders in connection with December 2005 truck plaza acquisitions of $8,825, (vi) pay a distribution to our stockholders of $10,000, (vii) refinance approximately $26,568 aggregate principal amount of existing indebtedness (including $19,489 of subordinated debt held by our stockholders), along with $840 accrued and unpaid interest, (viii) pay related fees and expenses associated with the issuance of approximately $9,688.  Excess uses over the initial borrowings were paid from our cash.

There are many restrictions and covenants placed upon us under both our secured and unsecured indebtedness. For example, among other things, we are required to maintain certain operating performance ratios, our covenants impose various restrictions on us as to the timing of redemptions of our notes, there are various change of control covenants, and there are many other restrictive and operational limitations on us that would be difficult or impossible for us to change. The occurrence of any one of these events and/or covenant violations to our debt agreements could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our debt agreements.

We have entered into an Exchange Offer Registration Rights Agreement pursuant to which we have agreed, for the benefit of the holders of the notes, that we will at our cost:  (1) within 120 days after the Issue Date, file a registration statement (the “Exchange Offer Registration Statement”) with the Securities and Exchange Commission with respect to a registered offer to exchange (the “Exchange Offer”) the notes.  (2) within 210 days after the Issue Date, use our best efforts to cause the Exchange Offer Registration Statement to be declared effective under the Securities Act.  Upon the Exchange Offer being declared effective, we will offer registered Exchange Notes in exchange for surrender of the notes.  (3) We will keep the Exchange Offer open for no less than 30 business days after the date notice of the Exchange Offer is mailed to the holders of the notes.

On June 25, 2006, we acquired the assets of Pinon Plaza.  Under the purchase method of accounting, the total purchase price is allocated to Pinon Plaza’s net tangible and intangible assets and liabilities based on their estimated fair value as of the acquisition date.  Fair values for property and equipment will be based upon a valuation performed by a third party valuation expert.  The purchase price allocation for Pinon Plaza is preliminary as the company has not received a final third party evaluation.  Goodwill resulting from the Pinon Plaza transaction is attributable to anticipated future cash flows associated with the acquired entity.  Any change in the fair value of the net assets of Pinon Plaza during the purchase price allocation period (generally within one year of the acquisition date) will change the amount of the purchase price allocated to goodwill. The actual allocation of purchase cost and its effect on results of operations may differ significantly from the proforma operating results included herein.

The assets purchased included all of the personal property, buildings and improvements used by Pinon Plaza in the operation of its casino, hotel, bowling alley and RV park in Carson City, Nevada.  The purchase price for the assets was $14,500 plus cash on hand at closing of $519 and estimated acquisition costs of $137.  Additionally, we entered into a triple net ground lease covering land underlying the assets which began at the closing date of the asset purchase.  The lessor is a family trust affiliated with CCI.  The lease has a ten year term with two ten year extensions at the option of JEI.  Rentals under the lease are $250 per year for years one through five, $300 per year for years six through ten, and a rate based on an appraisal performed by a Member of the Appraisal Institute (“MAI”) of the property during the first and second extension terms.  JEI has the right to purchase the leased land at an MAI appraised value at the end of the first ten year term.  It also has a right of first refusal should the lessor seek to sell the leased land to a third party.

The following table summarizes the preliminary allocation of purchase price to net assets acquired and liabilities assumed of Pinon as of June 25, 2006, for the purchase of Pinon Plaza.

Total

Current assets	$679
Property and equipment—net	12,500
Goodwill	2,112

Total assets acquired	15,291

Current liabilities assumed	135

Net assets acquired	$15,156

On June 21, 2006, we acquired from an unaffiliated party Texas Pelican Truck Plaza (“Vinton”), in Vinton, Louisiana for $2,200, plus acquisition costs of $89.  Additionally, we entered into a lease covering the land, building, furniture, fixtures and equipment used by Vinton in the operation of its video gaming facility, the convenience store, and the food and beverage outlet.  The lease has a five year term with two five year extensions at the option of JEI.  Rentals under the lease are $480 per year for years one through five, $540 per year for years six through ten, and $600 per year for years eleven through fifteen.  JEI has the right to purchase the leased property for $5,000 during the first five year term reduced by  a $100 option payment credit, and a $8 credit for each month in which rent has been paid with a cap credit of $450 irrespective of the number of months paid.  After the first term and through all remaining terms, JEI has the right to purchase the leased property for $5,000.

The following table summarizes the net assets acquired and liabilities assumed as of June 21, 2006, for the purchase of Vinton.

Vinton

Property and equipment, net	$255
Goodwill	2,000
Identifiable intangible assets	305

Total assets acquired	2,560

Current liabilities	61
Long-term liabilities	210
Total liabilities assumed	271

Net assets acquired	$2,289

Goodwill resulting from the Vinton transaction is attributable to anticipated future cash flows associated with the acquired entities.  Any change in the fair value of the net assets of Vinton during the purchase price allocation period (generally within one year of the acquisition date) will change the amount of the purchase price allocated to goodwill. The actual allocation of purchase cost and its effect on results of operations may differ significantly from the proforma operating results included herein.

On June 16, 2006, with the proceeds of the refinancing described above, we acquired from Jacobs, three truck plaza video gaming facilities for $14,380 and raw land and equipment for $620 to possibly develop a fourth truck plaza video gaming facility.  Two of the three truck plaza video gaming facilities acquired, Jalou Diamond and Jalou of St. Martin are located in Broussard, Louisiana, and the third facility, Jalou Magic, is located in Vinton, Louisiana.  The land and equipment on which we may develop a fourth truck plaza video gaming facility is also located in Vinton, Louisiana.  The acquisition of the three truck plaza facilities, the raw land and equipment were accounted for as a combination of entities under common control, and as such are reflected for accounting and financial reporting purposes similar to a pooling of interests. Therefore, the acquisitions have been recorded at the related party’s historical basis in the assets transferred. Accordingly, the accompanying unaudited condensed consolidated financial statements have been retroactively restated from January 1, 2005 through June 16, 2006 to include the operations of the acquired truck plazas.

A distribution of $14,380 was recorded on the acquisition date as the assets of the entities acquired have been retroactively accounted for in JEI’s financial statements.  Therefore a net distribution of $6,987 (the $14,380 distribution reduced by the $7,393 of net assets acquired) results from the transaction.

The following table summarizes the net assets acquired and liabilities assumed as of June 16, 2006, for the transaction occurring on that date.

	St. Martin	Diamond	Magic	Total

Current assets	$1,056	$772	$641	$2,469
Property and equipment—net	1,622	1,113	1,688	4,423
Goodwill		628		628
Other assets	86	74	59	219
Identifiable intangible assets	195	127	83	405

Total assets acquired	2,959	2,714	2,471	8,144

Current liabilities assumed	191	384	176	751

Net assets acquired	$2,768	$2,330	$2,295	$7,393

The unaudited condensed consolidated financial statements for each of the three and six month periods ended June 30, 2005 have been retroactively restated as though the transaction had occurred at the beginning of each of the periods presented.

The following table summarizes the operations of the acquired truck plaza entities:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Net revenues	$4,050	$7,720
Costs and expenses	3,957	7,419

Net income	$93	$301

On March 2, 2005, we completed the issuance of $23,000 of additional notes subject to the same terms and conditions as our then existing senior secured notes which carried a coupon of 11 7/8% due 2009, with interest payable each February 1, and August 1.  The notes were issued at 10% above their principal amount resulting in a premium of $2,300.  We used $22,500 of the proceeds from the sale of the notes to fund the acquisition of a 100% interest in three truck plaza video gaming facilities in Louisiana known as Breaux Bridge, Eunice and Jefferson Parish, all of which were owned by an affiliate of JEI.  The balance of the proceeds was used to pay for the offering costs of the additional notes.  Due to the related party nature of the transaction (and under the terms of our indenture) we obtained a fairness opinion from an investment banking firm that the acquisition of the three video poker truck plazas was fair from a financial point of view.  The principal balance of the notes and all accrued interest was paid on June 16, 2006 with the proceeds from the sale of our 9¾% senior unsecured notes (see above).

The acquisition of the three truck plaza facilities was accounted for as a combination of entities under common control, and as such is reflected for accounting and financial reporting purposes similar to a pooling of interests. Therefore, the acquisitions have been recorded at the related party’s historical basis in the assets transferred. Accordingly, the accompanying consolidated financial statements have been retroactively restated from January 1, 2005 through March 2, 2005 to include the operations of the acquired truck plazas.

A distribution of $22,500 was recorded on the acquisition date as the assets of the entities acquired have been retroactively accounted for in JEI’s financial statements.  Therefore a net distribution of $12,379 (the $22,500 distribution reduced by the $10,121 of net assets acquired) results from the transaction.

The following table summarizes the net assets acquired and liabilities assumed as of March 2, 2005, for the transaction occurring on that date.

	Breaux Bridge	Eunice	Jefferson	Total

Current assets	$402	$285	$309	$996
Property and equipment—net	3,089	2,461		5,550
Construction in progress			2,545	2,545
Other assets	14	20	331	365
Identifiable intangible assets	463	329	390	1,182

Total assets acquired	3,968	3,095	3,575	10,638

Current liabilities assumed	217	184	22	423
Noncurrent liabilities assumed			94	94

Total liabilities assumed	217	184	116	517

Net assets acquired	$3,751	$2,911	$3,459	$10,121

On September 12, 2005, we entered into an agreement with Dakota/Blackhawk, LLC, an unaffiliated Colorado limited liability company (“Dakota”), granting us the option to purchase 2.2 acres of undeveloped land (approximately one acre of which is located within the Black Hawk Gaming District) directly across the street from The Lodge.  Under the terms of the option agreement, we have the exclusive right to purchase the property for $13,000.  The option has an initial term of one year, with a right in our favor to extend the option for an additional one year period upon the payment of a nonrefundable extension fee of $500.  The option agreement provided for an initial option fee of $500.  Fifty percent of the initial option fee and fifty percent of the extension fee are to be applied to the purchase price if the property is purchased.  If the real estate purchase contract is closed, the purchase price must be paid as follows: (i) 50% of the purchase price minus the option fee credit, in cash or immediately available funds at closing; and (ii) our four year promissory note in the amount of 50% of the purchase price.

On December 16, 2005, we acquired from an unaffiliated party Fuel Stop 36 in Lake Charles, Louisiana for $6,100 and on December 20, 2005, we acquired from an unaffiliated party Larose Truck Plaza in Lockport, Louisiana for $6,200.  Under the purchase method of accounting, the total purchase price is allocated to Fuel Stop 36’s and Larose’s net tangible and intangible assets and liabilities based on their estimated fair value as of the acquisition date.  Fair values for property and equipment were based upon a valuation performed by a third party valuation expert.  The purchase price allocation for Fuel Stop 36 and Larose is subject to revision as more detailed analysis is completed and additional information on the fair values of Fuel Stop 36’s and Larose’s assets and liabilities becomes available.  Goodwill resulting from the Fuel Stop 36 and Larose transactions is attributable to anticipated future cash flows associated with the acquired entities.  Any change in the fair value of the net assets of Fuel Stop 36 or Larose during the purchase price allocation period (generally within one year of the acquisition date) will change the amount of the purchase price allocated to goodwill. The actual allocation of purchase cost and its effect on results of operations may differ from the proforma operating results included herein.

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

Assuming the acquisitions of Pinon Plaza, Vinton, Fuel Stop 36 and Larose had occurred as of January 1, 2005, combined unaudited pro forma revenue, costs and expenses, and net income (loss) would have been as follows.

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2005	June 30, 2006	June 30, 2006

Net revenues	$69,517	$132,278	$87,469	$172,335
Costs and expenses	68,522	130,667	100,696	179,762

Net income (loss)	$995	$1,611	$(13,227)	$(7,427)

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section discusses the results of our operations for the three and six month periods ended June 30, 2006 and 2005. We recommend reading the following discussions and analyses in conjunction with our unaudited financial statements including the notes and other financial information contained in this Form 10-Q as well as our audited consolidated financial statements as of December 31, 2005 included in our Form 10-K report filed with the Securities and Exchange Commission (“10-K Report”). Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties. In this regard, see the section “Risk Factors” in Item 1 of our 10-K report.

The historical information should not necessarily be taken as a reliable indicator of our future performance.

TABLE OF CONTENTS TO MANAGEMENT’S DISCUSSION AND ANALYSIS (MD&A)

Description of item
1.	Significant transactions occurring during the six month period ended June 30, 2006
2.	Overview and discussion of our operations
3.	Comparison of our results of operations for the three and six month periods ended June 30, 2006 as compared to the three and six month periods ended June 30, 2005
4.	EBITDA segment information and discussion of operations
5.	Liquidity and capital resources
6.	Critical accounting policies

1. Significant transactions occurring during the six month period ended June 30, 2006

On June 16, 2006 we completed the debt refinancing of the Company in the form of secured and unsecured indebtedness. The secured portion of our indebtedness, which was with a bank syndicate group, consists of a $100.0 million senior secured credit facility which is broken down into: (1) a $40.0 million six-year term loan facility; (2) a $40.0 million five-year revolving credit facility; and (3) a $20.0 million six-year delayed draw term loan facility. The delayed draw term loan facility allows us to make up to two borrowings prior to December 31, 2006 to finance certain capital expenditures (which is discussed in further details below). Any borrowings under our senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined, and (2) the federal funds rate plus ½ of 1% or (b) a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs. The unsecured portion of our debt is in the form of $210 million of 9.75% unsecured senior notes that rank equally in right of payment with all of our existing and future unsecured senior indebtedness and senior to any existing and future subordinated indebtedness. The notes are effectively subordinated to any secured indebtedness (including indebtedness under our senior credit facility) up to the value of the collateral securing such indebtedness. The notes are guaranteed by our current and future restricted subsidiaries that also guarantee our senior credit facility.

There are many restrictions and covenants placed upon us under both our secured and unsecured indebtedness. For example, among other things, we are required to maintain certain operating performance ratios, our covenants impose various restrictions on us as to the timing of redemptions of our notes, there are various change of control covenants, and there are many other restrictive and operational limitations on us that would be difficult or impossible for us to change. The occurrence of any one of these events and/or covenant violations to our debt agreements could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our debt agreements.

Upon closing, we utilized $250 million ($210 million from the unsecured indebtedness and $40 million from our secured term loan facility) to refinance our old notes ($148 million), to pay related pre-payment penalties, tender and consent costs ($9.3 million), and accrued and unpaid interest ($6.7 million); refinance our existing revolving loan and other outstanding debt of $26.5 million plus accrued and unpaid interest ($0.8 million); acquire a gaming property in Carson City, Nevada (discussed below) for $14.5 million plus additional costs and expenses ($0.1 million); acquire 3 additional truck plazas plus raw land from an affiliated entity for $14.4 million and $0.6 million respectively; pay distributions to our shareholders of $18.8 million; acquire two additional truck plazas for the purchase price of $2.3 million and $3.1 million; and pay estimated transaction expenses of approximately $9.7 million; with excess uses over proceeds paid from our cash on hand.

Acquisition of The Pinon Plaza in Carson City, Nevada

On June 25, 2006 we acquired the Pinon Plaza Hotel and Casino in Carson City, Nevada for $14.5 million plus $0.5 million for cash on hand and $0.1 million for estimated closing costs. The purchase price included all of the assets and a long term lease on the underlying land. The assets acquired were the property, buildings and improvements used by Pinon Plaza in the operation of its casino, hotel, bowling alley and RV Park. Pinon Plaza is located on approximately 18 acres. The property, which opened in June 1998, contains approximately 1,100 parking spaces, 12,000 square feet of gaming space, 368 slot machines and eight gaming tables. Pinon Plaza also has 5,000 square feet of convention space, three restaurants, 148 hotel rooms, a 32-lane bowling alley and an RV-Park with 48 hookups.

Truck Plaza Video Gaming Facilities

On June 21, 2006 and July 12, 2006 we acquired the Vinton and St. Helena truck plaza video gaming facilities from unrelated third parties for $2.3 million and $3.1 million respectively.

On June 16, 2006 we acquired three additional video gaming facilities for $14.4 million and raw land and equipment from an affiliated party for $0.6 million. Due to the related party nature of this transaction, for accounting purposes, the video gaming facilities transaction has been accounted for as a combination of entities under common control and, as a result, the transaction has been treated for accounting and financial reporting purposes similar to a pooling of interests. Under this method of accounting, the acquisitions have been recorded at the related party’s historical identifiable basis in the net assets acquired approximating $7.4 million for the truck stops.  The difference between the purchase price of $14.4 million and the net assets acquired of $7.4 million has been recorded for accounting and financial reporting purposes as a net distribution to our two owners of approximately $7.0 million and accordingly has reduced our stockholders’ equity by that net amount.

The unaudited condensed consolidated financial statements presented in this Form 10-Q have been retroactively adjusted to include the operations of the three acquired truck plaza entities from January 1, 2005.

The accompanying management’s discussion and analysis of operations for the three and six month periods ended June 30, 2006 and the three and six month periods ended June 30, 2005 includes the retroactive adjustments to account for the acquisition of the three additional video poker truck plazas as though the transaction had occurred at the beginning of each of the periods presented. Accordingly, certain historical data that was previously reported in prior filings has been adjusted to account for this business combination.  See Note 7 of the unaudited condensed consolidated financial statements.

2. Overview and discussion of our operations

During the fourth quarter of 2005, we began the consolidation of the management and accounting functions of our Company.  We relocated our offices and have made Golden, Colorado our corporate headquarters.  We believe that over the long-term we will gain greater operational efficiencies and cost savings from this move. Each of our casino properties (The Lodge, the Gilpin, the Gold Dust, and as of June 25, 2006, Pinon Plaza) is managed by an on-site Regional Vice-President, each of whom reports to our Chief Operating Office (COO) who is located in our Golden, Colorado offices.  Further, our seventeen video poker truck-plaza operations are managed by our Vice-President of Louisiana Operations who also reports to our COO. Our Virginia race-track and satellite betting parlor facilities are managed by our on-sight President of Pari-mutuel operations, who reports directly to our CEO. We account for our businesses in segments, with each segment designated by the respective state in which our properties operate.  We operate with four segments:  Colorado, Louisiana, Nevada, and Virginia.  Our management team conducts monthly video conferencing and teleconferencing calls and each of our segments of operations functions as a separate profit center. By centralizing our operations we believe we are achieving economies of scale in accounting, human resources, centralized purchasing and other areas.  We expect to continue to consolidate several of our other corporate functions as we expand our operations and acquire additional properties.

When we analyze and manage our business units, we focus on several measurements that we believe provide us with the necessary ratios and key performance indicators for us to determine how we are performing versus our competition and against our own internal goals and budgets. We confer monthly and discuss and analyze significant variances in an effort to identify trends and changes in our business. We focus on EBITDA (earnings before interest, taxes, depreciation and amortization) as one of the primary measurements of reviewing and analyzing the operating results of each property. While we recognize that EBITDA is not a generally accepted accounting principle (i.e. it is a non-GAAP financial measure), we nonetheless believe it is useful because it allows investors and management to evaluate and compare operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Additionally, most analysts following the gaming industry utilize EBITDA as a financial measurement and when our note holders inquire and discuss our operational performance with us, they consistently inquire about our EBITDA performance levels versus the prior year as well as our EBITDA margins versus our competitors.  Finally, EBITDA is a key component of certain financial covenants contained in our debt agreements, among other things, and as such it is a critical ingredient that we closely watch in order to ensure compliance with our bond indenture covenants, measure our historical operating performance, and to determine our ability to achieve future growth.

In addition to the above performance measurements, we pay particular attention to our monthly and annual cash flow. Our business is sensitive to shifts in volumes and levels of activity and we find it necessary to watch our cash closely. Every six months (June 15, and December 15) we have a cash interest payment due on our $210 million senior unsecured notes amounting to $10.2 million. As previously discussed, we also have a $40 million revolving loan with a bank group on which we anticipate drawing about $2 to $5 million every six months in order to make our interest payments. This is generally a function of the timing of generating cash from operations coupled with the amount of cash we need to run the business—i.e. our cash-inventory. Presently, we estimate that we require approximately $15 million of cash inventory. We may be able to reduce this amount as we consolidate cash from our various operations. This would reduce the amount of borrowings we would need to pay interest on our notes and/or to finance operations, which is hopefully another by-product of our goal to centralize our business operations. See “Liquidity and Capital Resources.”

3. Comparison of our results of operations for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005.

The following table summarizes the consolidated revenues and expenses of Jacobs Entertainment, Inc. for the three months ended June 30, 2006 and 2005:

	Three Months Ended
	June 30,
	2006	2005	$ Change	% Variance

REVENUES:
Gaming:
Casino	$28,800	$29,177	$(377)	-1.29%
Truck stop	14,503	9,147	5,356	58.55%
Pari-mutuel	10,615	9,392	1,223	13.02%
Food and beverage	5,620	5,079	541	10.65%
Convenience store — Fuel	20,089	11,084	9,005	81.24%
Convenience store — Other	2,466	1,418	1,048	73.91%
Hotel	586	485	101	20.82%
Other	985	905	80	8.84%
Total revenues	83,664	66,687	16,977	25.46%
Promotional allowances	(6,387)	(5,928)	(459)	7.74%
Net revenues	77,277	60,759	16,518	27.19%

COSTS AND EXPENSES:
Gaming:
Casino	10,124	10,606	(482)	-4.54%
Truck stop	8,151	5,179	2,972	57.39%
Pari-mutuel	8,200	8,439	(239)	-2.83%
Food and beverage	2,969	2,618	351	13.41%
Convenience store — Fuel	19,234	10,432	8,802	84.38%
Convenience store — Other	3,233	1,916	1,317	68.74%
Hotel	82	78	4	5.13%
Marketing, general and administrative	13,917	12,197	1,720	14.10%
Depreciation and amortization	3,222	2,763	459	16.61%
Total costs and expenses	69,132	54,228	14,904	27.48%

OPERATING INCOME	8,145	6,531	1,614	24.71%

Interest expense, net	(12,107)	(5,718)	(6,389)	111.74%
Pre-payment penalties, tender and consent costs	(9,321)		(9,321)	n/a

NET (LOSS) INCOME	$(13,283)	$813	$(14,096)	-1733.83%

Casino revenues decreased approximately $0.4 million or 1% from $29.2 million for the three months ended June 30, 2005 to $28.8 million for the three months ended June 30, 2006. The decrease in casino revenues is a result of a decrease in casino revenues at The Lodge of $0.7 million or 4%, offset by an increase in casino revenue at the Gilpin of $0.2 million or 4%, a $0.1 million contribution from Pinon Plaza, while the Gold Dust West remained flat. We believe that the decrease in the revenues at The Lodge is a result of increased competition by casinos that recently completed renovations and expansions in the Black Hawk market. We attribute the Gilpin’s increase in revenues due to capital investments in our slot products over the last year including the implementation of a Ticket-In Ticket-Out (“TITO”) system.

Truck stop gaming revenues increased approximately $5.4 million or 59% for the three month period ended June 30, 2006 compared to the three month period ended June 30, 2005.  $1.7 million of this increase is attributable to the video gaming operations of the Jefferson truck stop location during the three month period ended June 30, 2006.  The Jefferson truck stop location commenced video gaming operations in the third quarter of 2005.  The second quarter 2006 video gaming operation revenues from the new Fuel Stop 36 and Larose truck stops, purchased in December 2005, account for $1.4 million of the increase.  Hurricane Rita, which hit the Louisiana/Texas Gulf Coast on September 24, 2005, caused the permanent closure of two of four competing truck stop video gaming facilities near the Cash Magic Vinton location resulting in increased revenues at that location of $0.8 million.  The remaining increase is the result of increased business levels due primarily to population redistribution due to the hurricanes of August and September, 2005.

Pari-mutuel revenues increased $1.2 million or 13% from $9.4 million to $10.6 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2006. The increase in revenues is primarily attributable to an increase of $2.4 million generated by off track wagering facilities opened in Martinsville, Chesapeake and Scott County, Virginia in August 2005, October 2005 and January 2006, coupled with a $0.4 million increase in account wagering revenues, offset by a $1.6 million decrease in wagering revenues at the remaining off track wagering facilities.

Food and Beverage revenues increased $0.5 million or 11% from $5.1 million to $5.6 million for the three month period ended June 30, 2005 as compared to the three month period ended June 30, 2006. This increase is attributable to an increase of $0.6 million at the truck stop facilities offset by a decrease of $0.1 at the casinos.  The increase at the truck stops is attributable to the opening of the Jefferson truck stop facility in the third quarter of 2005 and the purchase of Fuel Stop 36 and Larose in December, 2005. The decrease in Food and Beverage revenues at the casinos is the result of a decrease in food promotions.

Convenience store fuel revenues increased $9.0 million or 81% from $11.1 million to $20.1 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2006. The fuel sales activity for the Fuel Stop 36 and Larose truck stops purchased in December 2005 account for $3.6 million of the increase.  The remainder of the increase was the result of the average selling price of fuel rising from $2.15 to $2.78 per gallon.

Convenience store other revenues increased $1.0 million or 74% from $1.4 million to $2.4 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2006.  $0.7 million of the increase was from the Fuel Stop 36 and Larose truck stops, which were purchased in December 2005.   The remaining $0.3 million increase is due to increased business levels at the remaining truck stop facilities.

Hotel revenues increased $0.1 million or 21% from $0.5 million for the three months ended June 30, 2005 to $0.6 million for the three months ended June 30, 2006.  The increase is attributable to an increase in complimentary rooms provided to our customers at The Lodge and the additional hotel revenue from five days of operations at our new Pinon Plaza acquisition. This increase was partially offset by elimination of 66 rooms available for sale at the Gold Dust West, which were removed to provide additional parking for our casino guests.

Promotional allowances increased $0.5 million or 8% from $5.9 million for the three months ended June 30, 2005 to $6.4 million for the three months ended June 30, 2006. The increase is primarily associated to an increase in promotional allowances at The Lodge of $0.1 million and the truck stops in Louisiana of $0.3 million.  The increase at The Lodge is attributable to increased hotel, food, and beverage complimentary sales and cash incentives to our customers.  The increase in Louisiana is primarily due to complimentary food and beverage sales at Jefferson, which opened during the third quarter 2005, and Fuel Stop 36 and Larose which opened in December 2005.

Casino expenses decreased $0.5 million or 5% from $10.6 million to $10.1 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2006, respectively. This decrease is a result of a decrease at The Lodge of $0.2 million or 3%, a decrease at the Gilpin of $0.2 million or 8% and a decrease at the Gold Dust of $0.1 or 8%.  The decrease in The Lodge expenses is due to decreased gaming taxes (due to decreased gaming revenues) and slot wide area progressive costs. The decrease in the Gilpin is attributable to a reduction in labor, slot wide area progressive costs, partially offset by an increase in gaming taxes (due to increased gaming revenues).

Truck stop gaming expenses increased $3.0 million or 57% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. $1.1 million of this increase is attributable to the video gaming operations of the Jefferson truck stop location.  The Jefferson truck stop location commenced casino operations in the third quarter of 2005.  The 2006 video gaming operation expenses from the Fuel Stop 36 and Larose truck stops, purchased in December 2005, account for $0.8 million of the increase.  Hurricane Rita, which hit the Louisiana/Texas Gulf Coast on September 24, 2005, caused the permanent closure of two of four competing truck stop video gaming facilities near the Cash Magic Vinton location resulting in increased gaming expenses at that location of $0.4 million.  The remainder is the result of increased business levels due primarily to population redistribution due to the hurricanes of August and September, 2005.

Pari-mutuel costs and expenses decreased $0.2 million or 3% from $8.4 million to $8.2 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2006. The decrease is primarily attributable a decrease of $0.6 million resulting from the elimination of fees of the Maryland Jockey Club combined with a $0.5 million decrease in purse expense offset by an increase of $0.9 million attributable to the new off track wagering facilities opened in Martinsville, Chesapeake and Scott County, Virginia in August 2005, October 2005 and January 2006, respectively.

Food and beverage costs and expenses increased $0.4 million or 13% for the three month period ended June 30, 2006 compared to the three month period ended June 30, 2005.  The increase is primarily attributable to costs associated with the increase in food and beverage sales for the same comparable period.

Convenience store fuel expenses increased $8.8 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.  The fuel operations at the Fuel Stop 36 and Larose locations purchased in December 2005 were responsible for $3.5 million of the increase.  The remaining increase in fuel expense is the result of the average cost of fuel rising from $2.01 to $2.63 per gallon.

Convenience store other costs and expenses increased $1.3 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Approximately $0.7 million of the increase is due to the Fuel Stop 36 and Larose locations which were purchased in December, 2005.  The remaining $0.6 million increase is due to increased business levels at the remaining truck stop facilities.

Hotel expenses remained flat as a result of an increase cost allocation to casino expenses associated with hotel complimentary sales.  As complimentary sales increase, costs associated with the complimentary sales are charged to casino expense. Additionally, there was a reduction of room availability at Gold Dust and only five days activity for our Pinon Plaza property.

Marketing, general and administrative expenses increased $1.7 million or 14% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This increase is primarily attributable to an increase at The Gold Dust of $0.1 million, Pinon Plaza of $0.1 million, The Lodge of $0.1 million, truck stops of $0.7, and Colonial of $0.3 million, $0.5 million at corporate offset by a reduction of $0.1 million at the Gilpin. Approximately $0.4 million of the increase at our truck stops is due to the two new locations purchased in December 2005.  The remaining $0.3 million increase is due to increased business levels at the remaining truck stop facilities. The increase in our corporate overhead was related to political campaign costs of $0.3 million and consulting fees of $0.3 million, accounting fees of $0.1 million offset by a reduction in labor costs of $0.2 million.

Depreciation and amortization expense increased $0.5 million from $2.8 million to $3.2 million for the three month period ended June 30, 2005 compared to the three month period ended June 30, 2006. The increase is attributable to purchases of assets at all locations.

Net interest expense increased $6.4 million for the three month period ended June 30, 2006 as compared to the same period of 2005.  The increase is attributable to the write off of $5.7 million in financing fees and $1.9 million of bond discount partially offset by a reduction in interest due to the write off of bond premium of $1.5 million and the remaining increase is related to additional debt carried by the company. See Note 7 of the unaudited condensed consolidated financial statements.

Pre-payment penalties, tender and consent costs in the amount of $9.3 million were incurred during the three months ended June 30, 2006. These costs represent the premium required to re-purchase our senior secured notes in June 2006, prior to their maturity in 2009 and consent solicitation fees and expenses as part of the tender offer for such notes. See Note 7 of the unaudited condensed consolidated financial statements above.

The following table summarizes the consolidated revenues and expenses of Jacobs Entertainment, Inc. for the six months ended June 30, 2006 and 2005:

	Six Months Ended
	June 30,		$	%
	2006	2005	Change	Variance
	(In Thousands

REVENUES:
Gaming:
Casino	$58,243	$56,640	$1,603	2.83%
Truck stop	31,579	18,325	13,254	72.33%
Pari-mutuel	19,679	17,300	2,379	13.75%
Food and beverage	11,147	9,722	1,425	14.67%
Convenience store — Fuel	37,206	19,902	17,304	86.95%
Convenience store — Other	4,854	2,656	2,198	82.76%
Hotel	1,097	901	196	21.75%
Other	1,659	1,581	78	4.93%
Total revenues	165,464	127,027	38,437	30.26%
Promotional allowances	(12,917)	(11,537)	(1,380)	11.96%
Net revenues	152,547	115,490	37,057	32.09%

COSTS AND EXPENSES:
Gaming:
Casino	20,654	20,372	282	1.38%
Truck stop	16,993	10,194	6,799	66.70%
Pari-mutuel	15,470	15,502	(32)	-0.21%
Food and beverage	5,615	5,058	557	11.01%
Convenience store — Fuel	35,430	18,768	16,662	88.78%
Convenience store — Other	6,384	3,598	2,786	77.43%
Hotel	157	188	(31)	-16.49%
Marketing, general and administrative	25,714	23,190	2,524	10.88%
Depreciation and amortization	6,368	5,447	921	16.91%
Total costs and expenses	132,785	102,317	30,468	29.78%

OPERATING INCOME	19,762	13,173	6,589	50.02%

Interest expense, net	(18,032)	(11,054)	(6,978)	-63.13%
Pre-payment penalties, tender and consent costs	(9,321)		(9,321)	n/a

NET (LOSS) INCOME	$(7,591)	$2,119	$(9,710)	-458.24%

Casino revenues increased $1.6 million or 3% from $56.6 million for the six months ended June 30, 2005 to $58.2 million for the six months ended June 30, 2006. The increase in casino revenue is a result of increased casino revenues at The Lodge of $0.2 million or 1%, the Gilpin of $0.6 million or 6%, and the Gold Dust of $0.7 or 7% and $0.1 million was contributed by Pinon Plaza.  The increase in the casino revenues at our properties is a result of several factors. We have expanded capital investments in our slot product over the last year including the implementation of a Ticket-In Ticket-Out (“TITO”) system at the Gilpin. Casino revenues at our two Colorado properties continued to be positively affected due to construction disruption at a competing casino, which ended early in the second quarter of 2006.  The Gold Dust casino revenue increase reflects the effect of severe snow storms that hit the Reno market in the first quarter of 2005 with no such occurrence in 2006.

Truck stop gaming revenues increased $13.3 million or 72% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. $4.7 million of the increase is from the two new truck stop video gaming locations in Eunice and Jefferson parish where video gaming operations commenced the first and third quarters of 2005, respectively.  The 2006 video gaming revenues from the Fuel Stop 36 and Larose truck stops, purchased in December 2005, account for $2.9 million of the increase. Hurricane Rita, which hit the Louisiana/Texas Gulf Coast on September 24, 2005, caused the permanent closure of two of four competing truck stop video gaming facilities near the Cash Magic Vinton location resulting in increased revenues at that location of $1.1 million.  The remaining increase is the result of increased business levels.

Pari-mutuel revenues increased $2.4 million or 14% from $17.3 million to $19.7 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2006. The increase in revenues for the current six months is primarily attributable to an increase of $4.6 million generated by off track wagering facilities opened in Martinsville, Chesapeake and Scott County, Virginia in August 2005, October 2005 and January 2006, respectively, coupled with a $0.8 million increase in account wagering revenues, offset by a $3.0 million decrease in wagering revenues at the remaining off track wagering facilities.

Food and Beverage revenues increased $1.4 million or 15% from $9.7 million to $11.1 million for the six month period ended June 30, 2005 as compared to the six month period ended June 30, 2006. This increase is attributable to an increase of $0.2 million at The Lodge, less than $0.1 million at Pinon Plaza, $0.2 million at Colonial and $1.1 million at the truck stop facilities offset by a decrease of $0.2 million at the Gold Dust West. The increase at The Lodge is due to increased slot revenues and an increase in direct mail promotions.  The increase at Colonial is attributable to off track wagering facilities opened in Martinsville, Chesapeake and Scott County, Virginia in August 2005, October 2005 and January 2006, respectively.  Of the increase at the truck stops $0.7 million is attributable to the opening of the Jefferson truck stop facility in the third quarter of 2005 and the purchase of Fuel Stop 36 and Larose in December, 2005.  The decrease at the Gold Dust West is attributable to the reduction in direct mail promotional offers.

Convenience store fuel revenues increased $17.3 million or 87% from $19.9 million to $37.2 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2006. The fuel sales activity for the Fuel Stop 36 and Larose truck stops purchased in December 2005 account for $6.8 million of the increase.  The remainder of the increase was the result of the average selling price of fuel rising from $2.04 to $2.60 per gallon.

Convenience store other revenues increased $2.2 million or 83% from $2.7 million to $4.9 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2006.  $1.4 million of the variance is the activity of the Fuel Stop 36 and Larose truck stops, which were purchased in December 2005.   The remaining $0.8 million increase is due to increased business levels at the remaining truck stop facilities due primarily to population redistribution due to the hurricanes of August and September, 2005.

Hotel revenues increased $0.2 million or 22% from $0.9 million for the six months ended June 30, 2005 to $1.1 million for the six months ended June 30, 2006.  The increase is primarily at The Lodge and is attributable to an increase in the average number of rooms available to our customers as our rooms were closed for approximately 20 days for remodeling in 2005.

Promotional allowances increased $1.4 million or 12% from $11.5 million for the six months ended June 30, 2005 to $12.9 million for the six months ended June 30, 2006. The increase is associated with an increase in promotional allowances at The Lodge of $0.7 million and an increase at the truck stops of $0.7.  The increase at The Lodge is attributable to increased hotel complimentary sales, an increase in food and beverage complimentary sales, and an increase in cash back incentives to players.  The increase in Louisiana is primarily due to complimentary food and beverage sales at Jefferson, which opened third quarter 2005, and Fuel Stop 36 and Larose which opened in December 2005

Casino expenses increased $0.3 million or 1% from $20.4 million to $20.7 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2006. This increase is a result of an increase at The Lodge of $0.4 million or 3% offset by a decrease at Gold Dust of $0.1 million or 3%. The increase in The Lodge’s casino expense is due to increased gaming taxes (due to increased gaming revenues), payroll costs and an increase in food and beverage charged to casino expenses for promotions.  The decrease in the Gold Dust’s casino expenses is primarily due to a decrease in complimentary costs associated with the food and beverage complimentary sales provided to our guests during the six month period ended June 30, 2006 as compared to same period of 2005.

Truck stop gaming expenses increased $6.8 million or 67% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. $2.4 million of this increase is attributable to the video gaming operations of the Jefferson truck stop location during the six month period ended June 30, 2006.  The Jefferson truck stop location commenced video gaming operations in the third quarter of 2005.  The 2006 video gaming operations from the new Fuel Stop 36 and Larose truck stops, purchased in December 2005, account for $1.7 million of the increase.  Hurricane Rita, which hit the Louisiana/Texas Gulf Coast on September 24, 2005, caused the permanent closure of two of four competing truck stop video gaming facilities near the Cash Magic Vinton location resulting in increased gaming expenses at that location of $0.4 million.  The remainder is the result of increased business levels due primarily to population redistribution due to the hurricanes of August and September, 2005.

Pari-mutuel costs and expenses were $15.5 million for the six months ended June 30, 2005 and for the six months ended June 30, 2006.  A decrease of $1.1 million resulting from the elimination of fees to the Maryland Jockey Club combined with a

$0.7 million decrease in purse expense were offset by an increase of $1.8 million attributable to new off track wagering facilities opened in Martinsville, Chesapeake and Scott County, Virginia in August 2005, October 2005 and January 2006, respectively.

Food and beverage costs and expenses increased $0.6 million or 11% for the six month period ended June 30, 2006 compared to the six month period ended June 30, 2005.  The increase is attributable to a $0.2 million increase at Colonial and a $0.6 million increase at the truck stop facilities. The food and beverage costs for the new Fuel Stop 36 and Larose truck stops, purchased in December 2005, account for the truck stop increase.  These increases were offset by decreases at The Lodge of $0.2 million.  The decrease at The Lodge is associated to an increase in complimentary costs associated to food and beverage promotions charged to casino operations.

Convenience store fuel expenses increased $16.7 million or 89% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.  The fuel operations at the Fuel Stop 36 and Larose locations purchased in December 2005 were responsible for $6.5 million of the increase.  The remaining increase in fuel expense is the result of the average cost of fuel rising from $1.92 to $2.45 per gallon.

Convenience store other costs and expenses increased $2.8 million or 77% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Approximately $1.4 million of the increase is due to the two new locations purchased in December, 2005.  The remaining $1.4 million increase is due to increased business levels at the remaining truck stop facilities.

Hotel expenses remained flat for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Marketing, general and administrative expenses increased $2.5 million or 11% for the current six months ended June 30, 2006 compared to the six months ended June 30, 2005. This increase is primarily attributable to The Lodge of $0.3 million, the Gold Dust of $0.2 million, Pinon Plaza of $0.1 million, Colonial of $0.8 million, and truck stop expenses of $1.2 million while corporate overhead expenses remained flat. These increases were offset by decreases at the Gilpin of $0.1 million.  The increased marketing costs at our operating units drove increased revenues for all segments. The decrease at the Gilpin is primarily related to a reduction in busing costs. The increase at the truck stops was primarily due to the addition of corporate office space and additional corporate staff to accommodate expansion.  Although corporate overhead remained flat, we incurred political campaign costs of $0.4 million and consulting fees of $0.1 million offset by a reduction in labor costs of $0.5 million.

Depreciation and amortization expense increased $0.9 million from $5.4 million to $6.4 million for the six month period ended June 30, 2005 compared to the six month period ended June 30, 2006. The increase is attributable to additional purchases of assets at all locations.

Net interest expense increased $7.0 million for the six month period ended June 30, 2006 as compared to the same period of 2005.  The increase is primarily attributable the issuance of $23 million in additional senior secured notes in conjunction with the acquisition of three video gaming truck plaza facilities in March 2005, to the write off of $5.7 million and $1.9 million in financing fees bond issue discount in conjunction with the acquisitions and refinance discussed in Note 7 of the unaudited condensed consolidated financial statements.  These increases were partially offset by the write off of bond issue premium of $1.5 million in conjunction with the refinance discussed in Note 7 of the unaudited condensed consolidated financial statements.

Pre-payment penalties, tender and consent costs in the amount of $9.3 million were incurred during the six months ended June 30, 2006. These costs represent the premium required to purchase the senior secured notes in 2006, prior to their maturity in 2009 and consent solicitation fees and expenses as part of the tender offer for such notes.  (See Note 7 of the unaudited condensed consolidated financial statements).

4. EBITDA segment information and discussion of operations

The following discusses our results of operations by segment, for the three and six month periods ended June 30, 2006 compared to the three and six month periods ended June 30, 2005.

The information presented is by each segment in which we have operations and also presents our EBITDA (earnings before interest, income taxes, depreciation and amortization) for each segment. We believe that the presentation of a non-GAAP financial measure such as EBITDA is useful because it allows investors and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our properties using EBITDA measures as do most analysts following the gaming industry. EBITDA is an element of certain key financial covenants in our debt agreements and as such is a critical component that we closely watch in order to determine our ability to achieve future growth and to ensure we are in compliance with our indenture agreement. We are presenting EBITDA in the tables below as supplemental information and to provide further discussion and analysis of our operating results. EBITDA can be reconciled directly to our consolidated net income (loss) by adding the amounts shown for depreciation, amortization, income taxes and interest to net income (loss). This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income (loss), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. The components of operations presented below differ from the analysis provided above for actual results as many items are reclassified or grouped in order to show our operations by the segments we measure. The following presentations reflect 100% of the operations for all entities for the respective three and six month periods ended, therefore, management believes this represents another way of presenting our operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)
NET REVENUES
Colorado	$21,839	$22,353	$44,102	$43,621
Nevada	5,663	5,609	11,350	10,612
Louisiana	37,893	22,137	75,309	41,870
Virginia	11,882	10,660	21,786	19,387
Total net revenues	$77,277	$60,759	$152,547	$115,490
COSTS AND EXPENSES
Colorado	$15,366	$15,848	$30,915	$30,607
Nevada	3,820	3,693	7,519	7,303
Louisiana	32,981	18,822	63,245	35,172
Virginia	11,178	10,995	20,734	19,778
Net corporate overhead	11,886	2,107	13,325	4,010
Total costs and expenses	$75,231	$51,465	$135,738	$96,870
EBITDA
Colorado	$6,473	$6,505	$13,187	$13,014
Nevada	1,843	1,916	3,831	3,309
Louisiana	4,912	3,315	12,064	6,698
Virginia	704	(335)	1,052	(391)
Net corporate overhead	(11,886)	(2,107)	(13,325)	(4,010)
Total EBITDA	$2,046	$9,294	$16,809	$18,620

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure to our net income (loss), a GAAP financial measure.

Three months ended June 30, 2006	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income (Loss)
Colorado	$6,473	$1,378	$12	$5,944	$(837)
Nevada	1,843	406	9	1,814	(368)
Louisiana	4,912	857	28	969	3,114
Virginia	704	535	16	170	15
Corporate overhead	(11,886)	46	34	3,309	(15,207)
TOTAL	$2,046	$3,222	$99	$12,206	$(13,283)

Three months ended June 30, 2005	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income (Loss)
Colorado	$6,505	$1,211	$11	$2,713	$2,592
Nevada	1,916	418	3	785	716
Louisiana	3,315	706	6	792	1,823
Virginia	(335)	380	13	73	(775)
Corporate overhead	(2,107)	48	1	1,389	(3,543)
TOTAL	$9,294	$2,763	$34	$5,752	$813

Six months ended June 30, 2006	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income (Loss)
Colorado	$13,187	$2,717	$21	$8,744	$1,747
Nevada	3,831	788	17	2,608	452
Louisiana	12,064	1,680	53	1,743	8,694
Virginia	1,052	1,047	21	322	(296)
Corporate overhead	(13,325)	136	36	4,763	(18,188)
TOTAL	$16,809	$6,368	$148	$18,180	$(7,591)

Six months ended June 30, 2005	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net income (loss)
Colorado	$13,014	$2,376	$24	$5,414	$5,248
Nevada	3,309	821	4	1,569	923
Louisiana	6,698	1,399	8	1,586	3,721
Virginia	(391)	760	19	128	(1,260)
Corporate overhead	(4,010)	91	3	2,415	(6,513)
TOTAL	$18,620	$5,447	$58	$11,112	$2,119

Colorado

We own 100% of Black Hawk Gaming (“BHWK”) and BHWK owns the Gilpin Hotel Casino and The Lodge, which are located in Black Hawk, Colorado, and the Gold Dust West, Inc. (“Gold Dust”), which is located in Reno, Nevada. The following discussion pertains to the results of operations of The Lodge and Gilpin properties.

A summary of the net revenue, costs and expenses and EBITDA of our Colorado properties is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)
Net revenues
Lodge	$16,331	$17,022	$33,296	$33,420
Gilpin	5,508	5,331	10,806	10,201

Total net revenues	21,839	22,353	44,102	43,621

Costs and expenses
Lodge	11,415	11,665	23,011	22,548
Gilpin	3,951	4,183	7,904	8,059

Total costs and expense	15,366	15,848	30,915	30,607

EBITDA
Lodge	4,916	5,357	10,285	10,872
Gilpin	1,557	1,148	2,902	2,142

EBITDA	$6,473	$6,505	$13,187	$13,014

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure to our net income (loss), a GAAP financial measure.

Three months ended June 30, 2006	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Lodge	$4,916	$946	$9	$4,584	$(605)
Gilpin	1,557	432	3	1,360	(232)
TOTAL	$6,473	$1,378	$12	$5,944	$(837)

Three months ended June 30, 2005	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Lodge	$5,357	$831	$8	$2,086	$2,448
Gilpin	1,148	380	3	627	144
TOTAL	$6,505	$1,211	$11	$2,713	$2,592

Six months ended June 30, 2006	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Lodge	$10,285	$1,870	$15	$6,661	$1,769
Gilpin	2,902	847	6	2,083	(22)
TOTAL	$13,187	$2,717	$21	$8,744	$1,747

Six months ended June 30, 2005	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Lodge	$10,872	$1,640	$18	$4,171	$5,079
Gilpin	2,142	736	6	1,243	169
TOTAL	$13,014	$2,376	$24	$5,414	$5,248

Results of operations for the three months ended June 30, 2006 compared to the three months ended June 30, 2005

Net Revenues. The $0.5 million decrease in net revenues of our Colorado operations for the three months ended June 30, 2006 compared to the same period of 2005 is attributable to an increase in net revenue at the Gilpin of $0.2 million offset by a decrease of $0.7 million at The Lodge. We believe the increase in net revenues at the Gilpin is attributable to our investments and improvements to our slot products to provide the latest games available in the market, our poker room and our newly renovated valet lot which includes a heated waiting area. We believe that the decrease in the revenues at The Lodge is a result of increased competition by casinos that recently completed renovations and expansions in the Black Hawk market. Additionally, we believe that the casino revenues at The Lodge were positively impacted in 2005 due to construction disruption at two major competing casino properties.  Now that these casinos have completed there construction, we expect some of our previous and existing market share to be lost to increased competition.

Costs and Expenses. Total costs and expenses associated with our Colorado operations decreased $0.5 million for the three months ended June 30, 2006 compared to the same period of 2005. The decrease was a result of decreased costs and expenses at The Lodge of $0.3 million and at the Gilpin of $0.2 million. The decrease in costs and expenses attributable to The Lodge was a result of decreased gaming taxes, food and beverage cost of sales and slot participation related expenses. The decreased costs and expenses attributable to the Gilpin was a result of decreased bussing costs, slot participation, and labor costs and expenses.  We would expect that since competing casinos in our market have completed their expansion construction, it is likely that additional costs will be incurred for personnel and marketing as we attempt to maintain our market shares.

Earnings Before Interest, Taxes, Depreciation and Amortization.  EBITDA at our Colorado casinos remained flat at $6.5 million for the three month period ended June 30, 2006 as compared to the same period of 2005. Based on the factors discussed above, the Lodge’s EBITDA decreased by approximately $0.4 million and was offset by an increase in EBITDA of $0.4 at the Gilpin.

Nevada

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)
Net revenues
Gold Dust West	$5,499	$5,609	$11,186	$10,612
Pinon Plaza	164		164

Total net revenues	5,663	5,609	11,350	10,612

Costs and expenses
Gold Dust West	3,632	3,693	7,332	7,303
Pinon Plaza	188		188

Total costs and expense	3,820	3,693	7,519	7,303

EBITDA
Gold Dust West	1,867	1,916	3,855	3,309
Pinon Plaza	(24)		(24)

EBITDA	$1,843	$1,916	$3,831	$3,309

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure to our net income (loss), a GAAP financial measure.

Three months ended June 30, 2006	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Gold Dust West	$1,867	$391	$9	$1,750	$(265)
Pinon Plaza	(24)	15		64	(103)
TOTAL	$1,843	$406	$9	$1,814	$(368)

Three months ended June 30, 2005	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Gold Dust West	$1,916	$418	$3	$785	$716
Pinon Plaza
TOTAL	$1,916	$418	$3	$785	$716

Six months ended June 30, 2006	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Gold Dust West	$3,855	$773	$17	$2,544	$555
Pinon Plaza	(24)	15		64	(103)
TOTAL	$3,831	$788	$17	$2,608	$452

Six months ended June 30, 2005	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Gold Dust West	$3,309	$821	$4	$1,569	$923
Pinon Plaza
TOTAL	$3,309	$821	$4	$1,569	$923

As previously discussed, our Nevada operations consist of the Gold Dust West, located in Reno, Nevada, which was acquired on January 5, 2001 and Pinon Plaza, located in Carson City, Nevada, which was acquired on June 25, 2006.

Net Revenues. The $0.1 million increase in net revenues of the Nevada operations for the three months ended June 30, 2006 compared to the same period of 2005 is attributable to the acquisition of Pinon Plaza which generated $0.2 million for five days operations offset by a decrease in net revenue at the Gold Dust West of $0.1 million. We believe that the decrease in the revenues at the Gold Dust West is the result of construction disruptions related to the razing of the 66 hotel rooms and subsequent paving of the parking lot during the quarter.

Costs and Expenses. Total costs and expenses associated with our Nevada operations increased $0.1 million for the three months ended June 30, 2006 compared to the same period of 2005. The increase was a result of the additional five days of operating expenses for the newly acquired Pinon Plaza offset by a decrease in repairs and maintenance costs and expenses of $0.1 million at the Gold Dust West.

Earnings Before Interest, Taxes, Depreciation and Amortization. The Gold Dust West’s EBITDA was approximately $1.8 million for the three month period ended June 30, 2006 as compared to $1.9 million for the same period of 2005. The $0.1 million decrease is primarily attributable to decreased net revenue in 2006 as compared to 2005. Pinon Plaza’s EBITDA was essentially zero for the five days of operation since the acquisition. We plan on making modifications to Pinon Plaza in 2007 which we believe will enhance the EBITDA performance of the property.

Louisiana

The Louisiana truck plaza video gaming properties consist of sixteen truck plaza gaming facilities located in Louisiana and a share in the gaming revenues of an additional truck plaza.

Each truck plaza features a convenience store, fueling operations, a restaurant and 50 video gaming devices (except our Eunice and Vinton locations which each have 40 video gaming devices, and our St. Martin and Diamond locations which have 48 and 47 devices, respectively).

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

Net revenues. The Louisiana truck plazas generated net revenues of $37.9 million for the three months ended June 30, 2006 compared to $22.1 million for the three months ended June 30, 2005. This $15.8 million increase is the result of the casino operations of four new truck stop locations and the average selling price of fuel rising from $2.15 to $2.78 per gallon.

Costs and Expenses. The Louisiana truck plazas’ costs and expenses were $33.0 million and $18.8 million for the three months ended June 30, 2006 and 2005, respectively. The increase in expense is due to the additional casino operations of four new truck stop locations and the average cost of fuel rising from $2.01 to $2.63 per gallon.

Earnings Before Interest, Taxes, Depreciation and Amortization. The Louisiana truck plaza’s EBITDA was approximately $4.9 million for the three month period ended June 30, 2006 as compared to $3.3 million for the same period of 2005. The $1.6 million increase as previously discussed is attributable to four new locations as well as increased business levels due to the hurricanes in August and September, 2005.

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

Net Revenues. Colonial generated net revenues for the three months ended June 30, 2006 of $11.9 million compared to $10.7 million for the same period of 2005. The increase of total revenues of $1.2 million or 11% is due primarily to revenues generated by the new off track wagering facilities opened in Martinsville, Chesapeake, and Scott County, Virginia in August

2005, October 2005 and January 2006, respectively, and an increase in revenues from account wagering, offset by a decrease in total revenues at our remaining off track wagering facilities.

Costs and Expenses. Colonial’s costs and expenses were $11.2 million for the three months ended June 30, 2006 compared to $11.0 million for the same period of 2005. The increase is primarily attributable to the opening of new off track wagering facilities in Martinsville, Chesapeake, and Scott County, Virginia in August 2005, October 2005 and January 2006, respectively offset by elimination of Maryland Jockey Club fees.

Earnings Before Interest, Taxes, Depreciation and Amortization. Colonial’s EBITDA was approximately $0.7 million for the three month period ended June 30, 2006 as compared to a loss of $0.3 million for the same period of 2005. As discussed above, the $1.0 million increase is primarily attributable to the opening of new off track wagering facilities in Martinsville, Chesapeake, and Scott County, Virginia in August 2005, October 2005 and January 2006, respectively combined with an increase in account wagering commissions and the elimination of Maryland Jockey Club fees.

Corporate Overhead

Costs and Expenses. Corporate overhead costs and expenses increased $9.8 million from $2.1 million in the three month period ended June 30, 2005 to $11.9 million in the comparable period of 2006. The increase in corporate overhead was a result of pre-payment penalties, tender and consent costs in the amount of $9.3 million.  These costs represent the premium required to re-purchase the senior secured notes in 2006, prior to their maturity in 2009 and consent solicitation fees and expenses as part of the tender offer for such notes. The remaining increase in our corporate overhead was related to political campaign costs of $0.3 million and consulting fees of $0.3 million, accounting fees of $0.1 million offset by a reduction in labor costs of $0.2 million.

Results of operations for the six months ended June 30, 2006 compared to the six months ended June 30, 2005

Colorado

Net Revenues. The $0.5 million increase in net revenues of our Colorado operations for the six months ended June 30, 2006 compared to the same period of 2005 is attributable to an increase in net revenue at the Gilpin of $0.6 million offset by a decrease of $0.1 million at The Lodge. We believe the increase in net revenues at the Gilpin is attributable to our investments and improvements to our slot products to provide the latest games available in the market, the addition of a Poker room which opened in March of 2005 and our newly renovated valet lot which includes a heated waiting area. We believe that the decrease in the revenues at The Lodge is a result of increased competition by casinos that recently completed renovations and expansions in the Black Hawk market. Additionally, we believe that the casino revenues at The Lodge were positively impacted in 2005 due to construction disruption at two major competing casino properties.  Now that these casinos have completed there construction, we expect some of our previous and existing market share to be lost to increased competition.

Costs and Expenses. Total costs and expenses associated with our Colorado operations increased $0.3 million for the six months ended June 30, 2006 compared to the same period of 2005. The increase was a result of increased costs and expenses at The Lodge of $0.5 million offset by a decrease in costs and expenses at the Gilpin of $0.2 million. The increase in costs and expenses attributable to The Lodge was a result of increased gaming taxes, repairs and maintenance costs and payroll related expenses. The decrease in costs and expenses attributable to the Gilpin was a result of a decrease in marketing related expenses.  We expect that as competing casinos in our market complete expansion construction, it is likely that additional costs will be incurred for personnel and marketing as we attempt to keep our market share.

Earnings Before Interest, Taxes, Depreciation and Amortization.  EBITDA at our Colorado casinos was approximately $13.2 million for the six month period ended June 30, 2006 as compared to $13.0 million for the same period of 2005. Based on the factors discussed above, the $0.2 million increase is primarily attributable to an increase at the Gilpin of $0.8 million partially offset by a decrease at the Lodge of $0.6 million.

Nevada

Net Revenues. The $0.7 million increase in net revenues of our Nevada operations for the six months ended June 30, 2006 compared to the same period of 2005 is attributable to an increase in net revenue at the Gold Dust West of $0.5 million and approximately $0.2 million generated by the newly acquired Pinon Plaza which was operated for five days in the second quarter of 2006. The increase in net revenues of the Gold Dust is primarily attributable to severe winter snow storms that occurred during the first half of 2005.

Costs and Expenses. Our costs and expenses increased $0.2 million for six month period ended June 30, 2006 as compared to the same period of 2004. The increase in expense is primarily attributable to expenses generated by the newly acquired Pinon Plaza which was operated for five days in the second quarter of 2006.

Earnings Before Interest, Taxes, Depreciation and Amortization.  As a result, our EBITDA at the Gold Dust for the six months ended June 30, 2006 and 2005 was $3.8 million and $3.3 million respectively and Pinon Plaza did not contribute any EBITDA for the five days of operation since being acquired.

Louisiana

Net Revenues. The Louisiana truck plazas generated net revenues of $75.3 million for the six months ended June 30, 2006 compared to $41.9 million for the six months ended June 30, 2005. This $33.4 million increase is the result of five new casino and/or truck stop operations, and an increase in the average per gallon sale price of fuel from $2.04 to $2.60.

Costs and Expenses. The Louisiana truck plazas’ costs and expenses were $63.2 million and $35.2 million for the six months ended June 30, 2006 and 2005 respectively. This $28.1 million increase is the result of five new casino and/or truck stop operations, and an increase in the average per gallon cost of fuel from $1.92 to $2.45.

Earnings Before Interest, Taxes, Depreciation and Amortization. The Louisiana truck plaza’s EBITDA was approximately $12.1 million for the six month period ended June 30, 2006 as compared to $6.7 million for the same period of 2005. The $5.4 million increase as previously discussed is attributable to five new casino and/or truck stop operations and increased business levels due to the hurricanes in August and September, 2005.

Virginia

Net Revenues. Colonial generated net revenues for the six months ended June 30, 2006 of $21.8 million compared to $19.4 million for the same period of 2005. The increase of total revenues of $2.4 million or 12% is due primarily to revenues generated by the new off track wagering facilities opened in Martinsville, Chesapeake, and Scott County, Virginia in August 2005, October 2005 and January 2006, respectively, and an increase in revenues from advance deposit wagering, offset by a decrease in total revenues at our remaining off track wagering facilities.

Costs and Expenses. Colonial’s costs and expenses were $20.7 million for the six months ended June 30, 2006 compared to $19.8 million for the same period of 2005. This $1.0 million increase is primarily attributable to the opening of new off track wagering facilities in Martinsville, Chesapeake, and Scott County, Virginia in August 2005, October 2005 and January 2006, respectively offset by elimination of Maryland Jockey Club fees.

Earnings Before Interest, Taxes, Depreciation and Amortization. Colonial’s EBITDA was approximately $1.1 million for the six month period ended June 30, 2006 as compared to a loss of $0.4 million for the same period of 2005. As discussed above, the $1.4 million increase is primarily attributable to the opening of new off track wagering facilities in Martinsville, Chesapeake, and Scott County, Virginia in August 2005, October 2005 and January 2006, respectively combined with an increase in account wagering commissions and the elimination of Maryland Jockey Club fees.

Corporate Overhead

Costs and Expenses. Corporate overhead costs and expenses increased $9.3 million from $4.0 million in the six month period ended June 30, 2005 to $13.3 million in the comparable period of 2006. The increase in corporate overhead was a result of pre-payment penalties, tender and consent costs incurred in the amount of $9.3 million. These costs represent the premium required to purchase the senior secured notes in 2006, prior to their maturity in 2009 and consent solicitation fees and expenses as part of the tender offer for such notes. Other corporate overhead expenditures including political campaign costs and consulting fees increased by $0.4 million and $0.1 million respectively and were offset by a decrease in labor costs of $0.5 million.

5. Liquidity and capital resources

As of June 30, 2006, we had cash and cash equivalents of $23.8 million compared to $23.6 million in cash and cash equivalents as of December 31, 2005. The $0.2 million increase is the result of $1.3 million cash used in operating activities, $29.2 million cash used in investing activities, and $30.7 million provided by financing activities, which is further discussed below.

On June 16, 2006 we completed our debt refinancing in the form of secured and unsecured indebtedness. The secured portion of our indebtedness, which was with a bank syndicate group, consists of a $100.0 million senior secured credit facility which is broken down into: (1) a $40.0 million term loan facility; (2) a $40.0 million revolving credit facility; and (3) a $20.0 million delayed draw term loan facility. The delayed draw term loan facility allows us to make up to two borrowings prior to December 31, 2006 to finance certain capital expenditures (which is discussed in further details below). Any borrowings under our senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined, and (2) the federal funds rate plus ½ of 1% or (b) a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs. The unsecured portion of our debt is in the form of $210 million of 9.75% unsecured senior notes rank equally in right of payment with all of our existing and future unsecured senior indebtedness and senior to any existing and future subordinated indebtedness. The notes are effectively subordinated to any secured indebtedness (including indebtedness under our senior credit facility) up to the value of the collateral securing such indebtedness. The notes are guaranteed by our current and future restricted subsidiaries that also guarantee our senior credit facility.

There are many restrictions and covenants placed upon us under both our secured and unsecured indebtedness. For example, among other things, we are required to maintain certain operating performance ratios, our covenants impose various restrictions on us as to the timing of redemptions of our notes, there are various change of control covenants, and there are many other restrictive and operational limitations on us that would be difficult or impossible for us to change. The occurrence of any one of these events and/or covenant violations to our debt agreements could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our debt agreements.

Upon closing, we utilized $250 million ($210 million from the unsecured indebtedness and $40 million of our secured term loan facility) to refinance our old notes ($148 million), to pay related pre-payment penalties, tender and consent costs ($9.3 million), and accrued and unpaid interest ($6.7 million); refinance our existing revolving loan and other outstanding debt of $26.5 million plus accrued and unpaid interest ($0.8 million); acquire a gaming property in Carson City, Nevada (discussed below) of $14.5 million plus additional costs and expenses ($0.2 million); acquire 3 additional truck plazas plus raw land from an affiliated entity for $14.4 million and $0.6 million respectively; pay dividends to our shareholders of $18.8 million; and pay estimated transaction expenses of approximately $9.7 million; on June 21, 2006 and July 12, 2006 we acquired the Vinton and St. Helena truck plaza video gaming facilities from unrelated third parties for $2.3 million and $3.1 million respectively; with excess uses over proceeds paid from our cash.

As discussed above, on June 16, 2006 we completed a significant refinancing of our senior secured and unsecured debt. As of June 30, 2006 we have a $40 million revolving senior credit facility available for acquisitions and/or capital expenditure programs. The revolving senior credit facility carries an interest rate of 1.50% above the prime rate and expires in July 2011.

As of June 30, 2006, our total debt approximates $260 million. Our future liquidity, which includes our ability to make semi-annual interest payments on June 15 and December 15 of each year, depends upon our future operational success.

We do not have any off-balance sheet financing arrangements or transactions with unconsolidated, limited purpose entities nor are any contemplated in the future.

We believe that our cash flow from operations, cash and cash equivalents and our $40 million senior revolving credit facility discussed above will be adequate to meet our debt service obligations as well as our capital expenditure requirements for the next twelve months. Further, we plan to develop our project in Elko, Nevada which we expect to complete by the end of 2006. As discussed, we have available a $20 million delayed draw term loan, which we will utilize to complete the development of our Elko property. While we believe these two sources will provide us sufficient liquidity over the next twelve months, we can give no assurance that these sources of cash will be sufficient to enable us to do so. Further, in addition to our normal capital expenditure requirements, we anticipate that we will pursue the acquisition of other properties and continue to engage in the pursuit of new development opportunities. It is possible that we may need to enter into new financing arrangements and raise additional capital in the future if we are unable to sustain our current operations. Our ability to incur additional debt is further restricted by the terms and covenants of our senior secured and senior unsecured notes. We can give no assurance that we will be able to raise any capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, and therefore heighten the related risks we currently face.

We also face the risk that there could be a decline in the demand for our products and services, which would reduce our ability to generate funds from operations. While we believe our cash flows are geographically diverse, at present we do have a significant concentration of cash flows generated in the Black Hawk gaming, Colorado and Louisiana markets. Should the Black Hawk or Louisiana markets decline or become saturated or should competition erode our market share, we would suffer a decline in available funds generated from operations. If this were to occur, there exists the possibility that our credit rating could be downgraded, which would further reduce our ability to access the capital markets and obtain additional or alternative financing. See the section “Risk Factors” in Item 1 of our 10-K Report.

The following table provides disclosure concerning JEI’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of June 30, 2006.

(In Thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$466,454	$25,694	$50,708	$50,810	$339,242
Operating leases (2)	42,512	2,495	4,624	3,784	31,609
Other long-term obligations (3)	25,450	1,955	3,169	2,826	17,500
Total contractual cash obligations	$534,416	$30,144	$58,501	$57,420	$388,351

(1)                   Long-term debt includes principal and interest owing under the terms of our senior unsecured notes, our senior secured credit facility, the Black Hawk special assessment bonds, and indebtedness of Colonial Holdings.

(2)                   Operating leases include a land and warehouse lease for the Gold Dust West in Reno, Nevada, a land lease for Pinon Plaza in Carson City, Nevada, a land lease in Elko, Nevada, a land and building lease for Vinton in Vinton, Louisiana, and other leases for property and equipment.

(3)                   Other long-term obligations include our obligation to pay truck stop operations one dollar per video poker machine per day, plus $1 per machine annually in licensing to an unaffiliated party to maintain its video poker machines in our truck stop operations. Other long-term obligations also include amounts payable under employment contracts described in our Form 10-K Report for the year ended December 31, 2005.

In addition, JEI has the following commitments and obligations:

•                JEI, through its subsidiary Colonial Downs, has entered into an agreement with a totalisator company, which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications.  On March 16, 2005, Colonial entered into an amendment with the totalisator company that extends the term of the agreement to 2012, provides replacement equipment for the existing equipment, and increases the rate to .385% of handle up to $270,000 in handle. Handle above $270,000 will be charged a rate of .345%. The amendment also provides for minimum charge per calendar year of $330.

•                JEI, through the Lucky Magnolia, has an obligation to pay to an individual 4.9% of its net video poker revenue, after associated state taxes, for as long as video poker machines are operated on the property.

Finally, our outstanding senior unsecured notes aggregating $210 million cannot be redeemed until June 15, 2010. We can however, with proceeds from an equity offering on more than one occasion redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 109.75% of the principal amount thereof, plus accrued and unpaid interest.

6. Critical accounting policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We periodically evaluate our policies and the estimates and assumptions related to these policies. All of our subsidiary companies operate in a highly regulated industry. In our Colorado, Louisiana, Nevada and Virginia, operations, we are subject to regulations that describe and regulate operating and internal control procedures. The majority of our casino revenue is in the form of cash, personal checks, credit cards or gaming chips and tokens, which by their nature do not require complex estimations. We estimate certain liabilities with payment periods that extend for longer than several months. Such estimates include our slot club liabilities, outstanding gaming chip, token and pari-mutuel ticket liability, self-insured medical and workers compensation liabilities, and litigation costs. We believe that these estimates are reasonable based on our past experience with the business and based upon our assumptions related to possible outcomes in the future. Future actual results will likely differ from these estimates.

Property and equipment

We have a significant investment in long-lived property and equipment representing approximately 69% of our total assets, which includes the recent acquisitions of Pinon Plaza and the video gaming truck stops. We estimate that the undiscounted future cash flows expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimate of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results. We review the carrying value of our property and equipment when events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use.  Further, we assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each class of assets.  Should the actual useful life of a class of assets differ from the estimated useful life, we would record an impairment charge. We review useful lives and obsolescence and assess the commercial viability of our assets periodically.

Goodwill and other intangible assets

We have approximately $37.7 million in goodwill recorded on our consolidated balance sheet resulting from the acquisition of other businesses.  We do not have any other nonamortizing intangible assets on our consolidated balance sheet. We annually review our goodwill for impairment. The annual evaluation of goodwill requires the use of estimates about future operating results of each reporting unit to determine its estimated fair value.  Changes in forecasted operations can materially affect these estimates.  Once an impairment of goodwill has been recorded, it cannot be reversed.  We performed our most recent annual impairment test as of September 30, 2005 (which was updated at year-end) and determined that goodwill was not impaired.  Finally, we have reassessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk.

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. On June 16, 2006 we issued $210.0 million of 9 ¾% senior unsecured notes due in 2014. Additionally, on June 16, 2006, we issued $40.0 million in a secured term loan financing and have available (i) a secured revolving facility of $40.0 million (ii) and a delayed draw term loan of $20.0 million. The proceeds of these two issuances were used to finance our acquisitions, refinance existing debt and for working capital purposes. The senior unsecured notes bear interest at a fixed rate of 9 ¾% and our senior secured debt (of which $48 million is outstanding as of July 31, 2006) bears interest at 2.50% above the prime rate published by Wells Fargo Bank, N.A.

If market interest rates increase, our cash requirements for interest on the senior secured credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior secured credit facility balance would also decrease.

There would be no material change in our cash requirements for interest should market rates increase or decrease by 1% compared to interest rate levels at June 30, 2006.

We currently do not invest in derivative financial instruments, interest rate swaps or other similar investments to alter interest rate exposure

Item 4.     Controls and Procedures.

We have carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2006. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to Jacobs Entertainment, Inc. management, including the company’s Chief Executive Officer and Chief  Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

We are involved in routine litigation arising in the ordinary course of business. We believe these matters are covered by appropriate insurance policies.

Item 1A.   Risk factors.

There has been no material change in the risk factors disclosed in our Form 10-K report filed March 29, 2006, however we have added additional risk factors as a result of our refinancing described above.  See our registration statement on Form S-4 filed July 27, 2006 File No. 333-136066.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders.

None

Item 5.     Other Information.

Item 6.     Exhibits.

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

Jacobs Entertainment, Inc.

Registrant

Date: August 14, 2006	By:	/s/ Jeffrey P. Jacobs
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