Form 10-Q
period 2006-09-30
JACOBS ENTERTAINMENT INC
filed 2006-11-09
CIK 1173284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 9, 2006
Class A Common Stock, $.01 par value	1,320 shares
Class B Common Stock, $.01 par value	180 shares

Jacobs Entertainment, Inc.

Index
September 30, 2006

PART I.  FINANCIAL INFORMATION

Item 1.     Unaudited Condensed Consolidated Financial Statements.

JACOBS ENTERTAINMENT, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in Thousands)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,266	$23,619
Restricted cash	3,171	1,515
Accounts receivable, net	6,185	2,916
Inventories	2,579	2,126
Prepaid expenses and other current assets	3,558	2,118
Total current assets	38,759	32,294
PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	55,813	54,137
Building and improvements	154,597	139,493
Equipment, furniture and fixtures	59,958	46,184
Leasehold improvements	2,431	2,364
Construction in progress	4,768	5,101
	277,567	247,279
Less accumulated depreciation and amortization	(52,200)	(43,843)
Property, plant and equipment, net	225,367	203,436

OTHER ASSETS:
Goodwill	38,496	33,558
Identifiable intangible assets, net	8,691	8,361
Debt issue costs, net	9,882	6,702
Investment in equity securities	3,700
Other assets	1,996	2,400
TOTAL	$326,891	$286,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$17,824	$15,806
Gaming taxes payable	3,518	3,144
Interest payable	6,282	8,185
Due to affiliate	571	1,096
Current portion of long-term debt and capital lease obligations	1,142	3,924
Total current liabilities	29,337	32,155

Long-term debt and capital lease obligations	262,819	165,908
Long-term debt - related parties		19,489
Total long-term debt	262,819	185,397

Other liabilities	456	472
Total liabilities	292,612	218,024

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Class A Common stock $.01 par value; 1,800 shares authorized, 1,320 shares issued and outstanding as of September 30, 2006 and December 31, 2005	—	—
Class B Common stock $.01 par value; 200 shares authorized, 180 shares issued and outstanding as of September 30, 2006 and December 31, 2005	—	—
Additional paid-in capital	33,522	54,541
Retained earnings	479	14,186
Accumulated other comprehensive income	278
Total stockholders’ equity	34,279	68,727
TOTAL	$326,891	$286,751

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES:
Gaming:
Casino	$33,505	$30,445	$91,748	$87,085
Truck stop	14,494	9,657	46,073	27,982
Pari-mutuel	10,771	9,862	30,450	27,162
Food and beverage	6,970	5,530	18,117	15,252
Convenience store — fuel	20,293	12,339	57,499	32,241
Convenience store — other	2,542	1,592	7,396	4,248
Hotel	1,377	564	2,474	1,465
Other	1,535	1,208	3,194	2,789
Total revenues	91,487	71,197	256,951	198,224
Less: Promotional allowances	(7,123)	(6,327)	(20,040)	(17,864)
Net revenues	84,364	64,870	236,911	180,360

COSTS AND EXPENSES:
Gaming:
Casino	11,797	10,933	32,451	31,305
Truck stop	8,817	5,452	25,810	15,646
Pari-mutuel	9,158	8,452	24,628	23,954
Food and beverage	4,023	2,847	9,638	7,905
Convenience store — fuel	18,913	11,638	54,343	30,406
Convenience store — other	3,454	2,256	9,838	5,854
Hotel	308	90	465	278
Marketing, general and administrative	16,996	12,713	42,710	35,903
Termination of contract		10,367		10,367
Depreciation and amortization	3,766	2,846	10,134	8,293
Total costs and expenses	77,232	67,594	210,017	169,911
OPERATING INCOME (LOSS)	7,132	(2,724)	26,894	10,449
Interest income	84	33	232	91
Interest expense, net	(6,831)	(5,798)	(25,011)	(16,910)
Pre-payment penalties, tender and consent costs			(9,321)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	385	(8,489)	(7,206)	(6,370)
Income tax expense		(423)		(423)
NET INCOME (LOSS)	$385	$(8,912)	$(7,206)	$(6,793)

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2005 and the Nine Months Ended September 30, 2006
(Dollars in Thousands)

	Common Stock				Additional		Accumulated Other
	Shares	Class A Shares	Class B Shares	Amount*	Paid-in Capital	Retained Earnings	Comprehensive Income	Total
BALANCES, JANUARY 1, 2005	1,500			$	$33,823	$40,565	$	$74,388
Capital contribution					20,718			20,718
Distributions						(22,500)		(22,500)
Common stock exchange	(1,500)	1,320	180
Net loss						(3,879)		(3,879)
BALANCES, DECEMBER 31, 2005		1,320	180	$	$54,541	$14,186	$	$68,727
Capital contribution					5,685			5,685
Distributions					(26,704)	(6,501)		(33,205)
Comprehensive loss:
Net change in unrealized appreciation of equity securities available-for-sale							278	278
Net loss						(7,206)		(7,206)
Total comprehensive loss								(6,928)

BALANCES, SEPTEMBER 30, 2006		1,320	180	$	$33,522	$479	$278	$34,279

*                                         The par value amount of Jacobs Entertainment, Inc. common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 above due to rounding.

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(7,206)	$(6,793)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash charge related to termination of contract		3,000
Depreciation and amortization	10,134	8,293
Loss on sale of assets	150	69
Deferred financing cost amortization and write-off	7,194	1,516
Note issue discount amortization and write-off	2,189	530
Note issue premium amortization and write-off	(1,811)	(343)
Other	168
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(1,656)	(1,061)
Accounts receivable, net	(3,212)	(2,608)
Inventories	(260)	(307)
Prepaid expenses and other assets	(1,036)	(1,346)
Accounts payable and accrued expenses	2,285	3,898
Gaming taxes payable	374	384
Interest payable	(1,903)	(3,201)
Due to affiliate	(525)	(1,524)
Net cash provided by operating activities	4,885	507
INVESTING ACTIVITIES:
Additions to property, plant and equipment	(16,660)	(15,450)
Proceeds from sale of equipment	47	114
Purchase of device rights	(867)	(728)
Purchase of available-for-sale securities	(3,422)
Acquisitions net of cash acquired:
Casino	(14,718)
Truck stop	(5,531)
Net cash used in investing activities	(41,151)	(16,064)
FINANCING ACTIVITIES:
Proceeds from note issuance	210,000	25,300
Payments to obtain financing	(10,374)	(3,347)
Proceeds from long term debt	40,000	1,230
Proceeds from revolving line of credit	21,691	13,198
Capital contributions from stockholders		5,526
Payments on long term debt (including $19,489 paid to related parties in 2006)	(171,918)	(925)
Payments on revolving line of credit	(20,281)	(6,897)
Distribution to stockholders	(33,205)	(22,500)
Net cash provided by financing activities	35,913	11,585
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(353)	(3,972)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,619	22,014
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,266	$18,042
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized of $17 and $57 for the nine months ended September 30, 2006 and 2005, respectively	$18,904	$19,092
Non-cash investing and financing activities:
Capital contribution exchanged for retirement of note paid by affiliate	$5,685	$6,330
Acquisition of property for payables incurred	$301	$1,292
Acquisition of property under capital lease agreements	$287	$750
Notes payable incurred on termination of contract		$3,000

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

1.                       BUSINESS AND ORGANIZATION

Jacobs Entertainment, Inc. (“JEI,” the “Company,” “us,” “our,” or “we”) was formed on April 17, 2001, as a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended, to become a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Louisiana, Nevada, and Virginia. The Company’s sole stockholders, who each own beneficially 50% of each class of JEI’s common stock, are Jeffrey P. Jacobs and Richard E. Jacobs and certain of their family trusts (collectively, “Jacobs”).  As of September 30, 2006, we own and operate four casinos through wholly owned subsidiaries.  Our casinos include The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Hotel Casino (“Gilpin”), both in Black Hawk, Colorado, the Gold Dust West Casino (“Gold Dust West-Reno”) in Reno, Nevada and the Piñon Plaza Hotel Casino (“Piñon Plaza”) in Carson City, Nevada.  Additionally, we are currently developing a new casino in Elko, Nevada (“Gold Dust West-Elko”), with completion planned during the first quarter of 2007.  JEI also owns and operates sixteen truck plaza video gaming facilities in Louisiana through two wholly owned subsidiaries—Jalou LLC and Jalou II which are collectively referred to as “Jalou,” “truck stops” or “truck plazas.” We also receive a percentage of gaming revenue from an additional truck plaza video gaming facility.  Finally, JEI owns and operates a horse racing track with nine satellite wagering facilities in Virginia through a wholly owned subsidiary, Colonial Holdings, Inc. (“Colonial”).

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

On December 16, 2005, we acquired from an unaffiliated party Fuel Stop 36 in Lake Charles, Louisiana (“Fuel Stop 36”) for $5,900 plus acquisition costs of $178.  On December 20, 2005, we acquired from an unaffiliated party the assets of Larose Truck Plaza in Lockport, Louisiana (“Larose”) for $6,000 plus acquisition costs of $248.  On June 21, 2006, we acquired from an unaffiliated party the Texas Pelican Truck Plaza in Vinton, Louisiana (“Vinton”) for $2,200 plus estimated acquisition costs of $122.  On July 12, 2006, we acquired from an unaffiliated party the St. Helena Truck Plaza in Amite, Louisiana (“St. Helena”) for $3,094, plus $200 for cash on hand at closing, $90 for inventory and acquisition costs of $25.  The purchases of these four truck plaza video gaming facilities were recorded using the purchase method of accounting.   See Note 7 of the unaudited condensed consolidated financial statements below.

On June 25, 2006, we acquired the assets of the Piñon Plaza Resort (“Piñon Plaza”), a division of Capital City Entertainment, Inc. (“CCI”) for $14,500 plus $519 for cash on hand at closing and acquisition costs of $218.  See Note 7 of the unaudited condensed consolidated financial statements below.

2.                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Financial Statements — In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial position as of September 30, 2006 and December 31, 2005, and the results of our operations for the three and nine month periods ended September 30, 2006 and 2005, and our changes in stockholders’ equity for the year ended December 31, 2005 and the nine months ended September 30, 2006 and our cash flows for the nine month periods ended September 30, 2006 and 2005.  All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto in Amendment No. 1 to our Registration Statement on Form S-4 filed September 29, 2006, File No. 333-136066 (“Form S-4”) with the U.S. Securities and Exchange Commission.  Our significant accounting policies are discussed in detail in Note 2 to the financial statements contained in our Form S-4.  The results of interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

Reclassifications — In the accompanying unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2005, we have changed the classification of changes in restricted cash balances to present such activity as an operating activity.  We previously presented such changes as an investing activity.  This reclassification has resulted in a $1,061 increase in investing cash flows during 2005 and a corresponding decrease to operating cash flows from the amounts previously reported.  Certain other amounts have been reclassified within the 2005 financial statements to conform to the presentation used in 2006.  Management believes these reclassifications are immaterial to the Company’s financial position, results of operations and cash flows.

3.                       GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

We test goodwill for impairment annually or when circumstances indicate necessary.  Testing compares the estimated fair values of our reporting units to the reporting units’ carrying value.  We consider a variety of factors when estimating the fair value of our reporting units, including estimates about future operating results of each reporting unit, multiples of EBITDA, investment banker market analysis, and recent sales of comparable business units if such information is available to us.  A variety of estimates and judgments about the relevance and comparability of these factors to the reporting units are made.  Management believes the goodwill held in our reporting units is not impaired.  In addition, we have reassessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets.

The change in the carrying amount of goodwill for the nine months ended September 30, 2006 is as follows:

Balance as of December 31, 2005	$33,558
Goodwill acquired during period	4,938

Balance as of September 30, 2006	$38,496

Acquired intangible assets as of September 30, 2006 and December 31, 2005, consist of the following:

		September 30, 2006			December 31, 2005
	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizing intangible assets:
Revenue rights	45.25	$6,000	$570	$5,430	$6,000	$480	$5,520
Device use rights	2.35	6,423	3,344	3,079	5,159	2,527	2,632
Other	4.76	560	378	182	510	301	209

Total		$12,983	$4,292	$8,691	$11,669	$3,308	$8,361

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Aggregate amortization expense	$346	$229	$983	$717

Estimated amortization expense:
2006 (remaining 3 months)	$399
2007	1,006
2008	853
2009	797
2010	559
Thereafter	5,077
Total	$8,691

4.                       SEGMENTS

At September 30, 2006 and 2005, we had four segments representing the geographic regions of our operations. Each segment is managed separately because of the unique characteristics of its revenue stream and customer base.

The Colorado segment consists of The Lodge and Gilpin casinos.  We have aggregated the operations of The Lodge and the Gilpin in our Colorado segment based on similarities in the nature of the properties’ businesses, customers and regulatory environment in which each property operates.  The Nevada segment consists of the Gold Dust West-Reno and Piñon Plaza casinos, as well as the Gold Dust West-Elko casino which is currently under development.  The Virginia segment consists of Colonial’s pari-mutuel operations and its off-track betting facilities, and the Louisiana operations consist of Jalou’s truck plaza/video poker facilities. The accounting policies of the segments are the same as those described in Note 2 of the unaudited condensed consolidated financial statements above and those included in our Form S-4.  The corporate adjustments and eliminations represent all other income and expenses, and are also presented. The following segment information is presented after elimination of inter-segment transactions.

As of and for the Three Months Ended September 30, 2006
(Dollars in Thousands)

	Colorado	Nevada	Virginia	Louisiana	Corporate Adjustments and Eliminations	Total
Revenues
Gaming
Casino	$25,595	$7,910				$33,505
Truck stop				$14,494		14,494
Pari-mutuel			$10,771			10,771
Food and beverage	2,623	1,767	990	1,590		6,970
Convenience store — fuel				20,293		20,293
Convenience store — other				2,542		2,542
Hotel	505	872				1,377
Other	207	295	761	272		1,535
Total revenues	28,930	10,844	12,522	39,191		91,487
Less: Promotional allowances	(4,742)	(1,417)		(964)		(7,123)
Net revenues	$24,188	$9,427	$12,522	$38,227		$84,364

Depreciation and amortization	$1,395	$700	$537	$926	$208	$3,766
Interest income	$14	$13	$12	$20	$25	$84
Interest expense, net	$2,237	$1,041	$163	$994	$2,396	$6,831
Net income (loss)	$4,333	$187	$(963)	$2,727	$(5,899)	$385
EBITDA(1)	$7,951	$1,915	$(275)	$4,627	$(3,320)	$10,898

Goodwill	$6,711	$11,029		$20,756		$38,496
Identifiable intangible assets				$8,691		$8,691
Property, plant and equipment, net	$87,754	$29,015	$68,758	$36,945	$2,895	$225,367
Total assets	$109,626	$46,565	$75,280	$79,975	$15,445	$326,891
Long-term debt	$87,511	$42,165	$6,189	$39,065	$87,889	$262,819
Capital expenditures	$1,497	$4,576	$198	$550	$1,944	$8,765

As of and for the Nine Months Ended September 30, 2006
(Dollars in Thousands)

	Colorado	Nevada	Virginia	Louisiana		Corporate Adjustments and Eliminations	Total
Revenues
Gaming
Casino	$72,275	$19,473					$91,748
Truck stop				$46,073			46,073
Pari-mutuel			$30,450				30,450
Food and beverage	7,703	3,410	2,266	4,738			18,117
Convenience store — fuel				57,499			57,499
Convenience store — other				7,396			7,396
Hotel	1,420	1,054					2,474
Other	594	380	1,592	628			3,194
Total revenues	81,992	24,317	34,308	116,334			256,951
Less: Promotional allowances	(13,702)	(3,540)		(2,798)			(20,040)
Net revenues	$68,290	$20,777	$34,308	$113,536			$236,911

Depreciation and amortization	$4,112	$1,488	$1,584	$2,606		$344	$10,134
Interest income	$35	$30	$33	$73		$61	$232
Interest expense, net	$10,981	$3,649	$485	$2,737		$7,159	$25,011
Net income (loss)	$6,080	$639	$(1,259)	$11,421		$(24,087)	$(7,206)
EBITDA(1)	$21,138	$5,746	$777	$16,691		$(16,645)	$27,707

Goodwill	$6,711	$11,029		$20,756			$38,496
Identifiable intangible assets				$8,691	`		$8,691
Property, plant and equipment, net	$87,754	$29,015	$68,758	$36,945		$2,895	$225,367
Total assets	$109,626	$46,565	$75,280	$79,975		$15,445	$326,891
Long-term debt	$87,511	$42,165	$6,189	$39,065		$87,889	$262,819
Capital expenditures	$4,953	$5,575	$1,803	$1,806		$2,523	$16,660

As of and for the Three Months Ended September 30, 2005
(Balance Sheet Data as of December 31, 2005)
(Dollars in Thousands)

	Colorado	Nevada	Virginia	Louisiana	Corporate Adjustments and Eliminations	Total
Revenues
Gaming
Casino	$24,662	$5,783				$30,445
Truck stop				$9,657		9,657
Pari-mutuel			$9,862			9,862
Food and beverage	2,734	844	938	1,014		5,530
Convenience store — fuel				12,339		12,339
Convenience store — other				1,592		1,592
Hotel	459	105				564
Other	173	36	913	86		1,208
Total revenues	28,028	6,768	11,713	24,688		71,197
Less: Promotional allowances	(4,685)	(1,002)		(640)		(6,327)
Net revenues	$23,343	$5,766	$11,713	$24,048		$64,870

Depreciation and amortization	$1,252	$431	$380	$722	$61	$2,846
Interest income	$10	$2	$11	$7	$3	$33
Interest expense, net	$2,733	$786	$71	$839	$1,369	$5,798
Income tax expense					$423	$423
Net income (loss)	$2,901	$775	$(10,963)	$1,831	$(3,456)	$(8,912)
EBITDA(1)	$6,876	$1,990	$(10,523)	$3,385	$(1,606)	$122

Goodwill	$6,710	$8,836		$18,012		$33,558
Identifiable intangible assets				$8,361		$8,361
Property, plant and equipment, net	$88,597	$9,734	$68,640	$34,427	$2,038	$203,436
Total assets	$110,211	$23,711	$73,313	$73,472	$6,044	$286,751
Long-term debt	$82,802	$22,813	$3,940	$31,807	$44,035	$185,397
Capital expenditures	$1,569	$243	$3,151	$719	$165	$5,847

As of and for the Nine Months Ended September 30, 2005
(Balance Sheet Data as of December 31, 2005)
(Dollars in Thousands)

	Colorado	Nevada	Virginia	Louisiana	Corporate Adjustments and Eliminations	Total
Revenues
Gaming
Casino	$70,533	$16,552				$87,085
Truck stop				$27,982		27,982
Pari-mutuel			$27,162			27,162
Food and beverage	7,626	2,604	2,057	2,965		15,252
Convenience store — fuel				32,241		32,241
Convenience store — other				4,248		4,248
Hotel	1,218	247				1,465
Other	522	108	1,881	278		2,789
Total revenues	79,899	19,511	31,100	67,714		198,224
Less: Promotional allowances	(12,935)	(3,133)		(1,796)		(17,864)
Net revenues	$66,964	$16,378	$31,100	$65,918		$180,360

Depreciation and amortization	$3,628	$1,252	$1,140	$2,121	$152	$8,293
Interest income	$34	$6	$30	$15	$6	$91
Interest expense	$8,147	$2,355	$199	$2,425	$3,784	$16,910
Income tax expense, net					$423	$423
Net income (loss)	$8,149	$1,698	$(12,223)	$5,552	$(9,969)	$(6,793)
EBITDA(1)	$19,890	$5,299	$(10,914)	$10,083	$(5,616)	$18,742

Goodwill	$6,710	$8,836		$18,012		$33,558
Identifiable intangible assets				$8,361		$8,361
Property, plant and equipment, net	$88,597	$9,734	$68,640	$34,427	$2,038	$203,436
Total assets	$110,211	$23,711	$73,313	$73,472	$6,044	$286,751
Long-term debt	$82,802	$22,813	$3,940	$31,807	$44,035	$185,397
Capital expenditures	$6,095	$1,104	$5,745	$2,024	$482	$15,450

(1)                   EBITDA (earnings before interest, income taxes, depreciation and amortization) is presented as supplemental information in the tables above and in the discussion of our operating results. EBITDA can be reconciled directly to our condensed consolidated net income (loss) by adding the amounts shown for depreciation, amortization, income taxes and interest to net income (loss). This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income (loss), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows holders of our debt and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our properties using EBITDA measures as do most analysts following the gaming industry. EBITDA is also a key component of certain financial covenants in our debt agreements.

5.                       COMMITMENTS AND CONTINGENCIES

In 1996, Colonial entered into a Management and Consulting Agreement, as amended (the “Management Agreement”), with Maryland-Virginia Racing Circuit, Inc. (the “Circuit”), a wholly-owned subsidiary of Magna Entertainment Corp. (“MEC”), which is an affiliate of the Maryland Jockey Club (“MJC”).  Management fees incurred under the Management Agreement were approximately $0 and $655 during the three month periods ended September 30, 2006 and 2005, respectively, and $0 and $1,793 during the nine month periods ended September 30, 2006 and 2005, respectively.

On September 30, 2005, Colonial Downs completed a transaction with MEC, under which Colonial Downs acquired all of the outstanding shares of the Circuit for $10 million.  The sale was approved by the Virginia Racing Commission on September 28, 2005.  Under the terms of the purchase agreement, Colonial Downs paid $7 million in cash at closing and issued a one-year $3 million note bearing interest at the prime rate plus 1% (7.75% at December 31, 2005).  This note was paid in full on June 16, 2006 (see Note 7 of the unaudited condensed consolidated financial statements below).  The stock acquisition has been characterized as a termination of a contract because the primary assets owned by the Circuit was a management agreement with Colonial Downs and as such, $10.4 million, which is the $10 million purchase price plus $0.4 million in legal and professional fees associated with this transaction, was expensed in the third quarter of 2005.  As part of the transaction, Colonial Downs paid an existing promissory note to MJC totaling $73 plus accrued interest.  Colonial Downs also paid the Circuit’s prorated 2005 management fees of approximately $1.8 million.  Under the agreement, a Maryland-Virginia thoroughbred racing circuit will continue for ten years with live thoroughbred racing in Maryland concluding on the later of the Monday following the running of the Preakness Stakes or June 17 of each year and beginning at Colonial Downs thereafter.  Under the agreement, no live thoroughbred racing will resume in Maryland before August 1st of each year.

Colonial has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for the Company’s pari-mutuel wagering applications.  On March 16, 2005, Colonial entered into an amendment with the totalisator company to extend the term of the agreement to 2012, to provide replacement equipment for existing equipment, and to increase the rate to .385% of handle up to $270,000 in handle. Handle above $270,000 will be charged a rate of .345%. The amendment also provides for minimum charge per calendar year of $330.  Totalisator fees incurred under this agreement were approximately $204 and $176 during the three months ended September 30, 2006 and 2005, respectively, and $580 and $553 during the nine months ended September 30, 2006 and 2005, respectively.

Colonial has entered into agreements with a company which provides broadcasting and simulcasting equipment and services. The agreements for live racing broadcasting and simulcasting services at the horse racing track, and equipment leases at two of the satellite wagering facilities continue until December 31, 2007. Total expense incurred for totalisator and broadcasting and simulcasting equipment was approximately $375 and $326 during the three months ended September 30, 2006 and 2005, respectively, and $875 and $802 during the nine months ended September 30, 2006 and 2005, respectively.

Colonial leases automobiles, building space, and certain equipment under operating leases expiring at various dates. Total rental expense under these non-cancelable leases was approximately $127 and $107 during the three months ended September 30, 2006 and 2005, respectively, and $378 and $310 during the nine months ended September 30, 2006 and 2005, respectively.

The Company leases land and warehouse space for the Gold Dust West-Reno, Piñon Plaza and Gold Dust West-Elko casinos, office space in Golden, Colorado and in West Palm Beach, Florida, as well as automobiles and other property and equipment under operating leases expiring at various dates.  Total expense under these non-cancelable operating leases was approximately $289 and $143 during the three months ended September 30, 2006 and 2005, respectively, and $724 and $426 during the nine months ended September 30, 2006 and 2005, respectively.

Other long-term obligation and commitments at JEI also include the Jacobs Investments Management Co. Inc. (“JIMCO”) management agreement (see Note 6).  Total expense related to the JIMCO agreement was $313 and $113 during the three months ended September 30, 2006 and 2005, respectively, and $938 and $338 during the nine months ended September 30, 2006 and 2005, respectively.

Jalou leases land for its Houma, Breaux Bridge, Jefferson, Diamond and Vinton truck plazas, and office space in Lafayette as well as automobiles, and other property and equipment under operating leases expiring at various dates. Total expense related to these operating leases was approximately $238 and $123 during the three months ended September 30, 2006 and 2005, respectively, and $521 and $313 during the nine months ended September 30, 2006 and 2005, respectively. Additionally, The Jalou truck plaza video gaming facilities pay $1 per video poker machine per day, plus $1,000 per machine annually in licensing to an unaffiliated party to maintain its video poker machines in its truck stop premises. Total expense under these obligations was approximately $290 and $198 during the three months ended September 30, 2006 and 2005, respectively, and $812 and $588 during the nine months ended September 30, 2006 and 2005, respectively.

We are involved in routine litigation arising in the ordinary course of our business pertaining to workers compensation claims, equal opportunity employment issues, or guest injury claims.  All such claims are routinely turned over to our insurance providers.  None of the claims is expected to have a material impact on the Company’s financial position, results of operations or cash flows.  We believe these matters are covered by appropriate insurance policies.

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

We provide monthly management and accounting services for various truck stops owned by an affiliate.  In addition, these affiliate-owned truck stops purchase repair parts from us.  Total charges for these management services and repair part purchases totaled $147 and $36 during the three month periods ended September 30, 2006 and 2005, respectively, and $266 and $65 during the nine month periods ended September 30, 2006 and 2005, respectively.  Additionally, we provide shared services such as a branded fuel card that can be used at the truck stops owned both by us and our affiliate.  These transactions result in receivables from and payables to affiliate.  As of September 30, 2006 and December 31, 2005, these transactions resulted in net payables to affiliates totaling $571 and $710, respectively.

As part of the acquisition agreement for the Breaux Bridge, Eunice, and Jefferson locations (see Note 7 of the unaudited condensed consolidated financial statements), the affiliated party seller provided cash advances to the Company.  Amounts payable to this affiliated party totaled $0 and $386 as of September 30, 2006 and December 31, 2005, respectively.

JEI was the obligor on notes to Jacobs totaling $9,000, with interest only payable semi-annually at 12% per annum, and the principal amount due and payable on January 31, 2010. These notes were issued in connection with the acquisition of certain Louisiana truck plazas on February 22, 2002.  JEI was also the obligor on $10,489 of notes issued by the seller in connection with the acquisition of additional truck plazas from an unaffiliated party.  These notes were acquired from the seller by Jacobs on February 13, 2003, for $7,000.  The principal balance of the notes and all accrued interest was paid on June 16, 2006 with the proceeds of the 9¾% senior unsecured notes (see Note 7 of the unaudited condensed consolidated financial statements).  Interest payable to related parties was $0 and $723 as of September 30, 2006 and December 31, 2005, respectively.

JEI has acquired from an affiliated party several options to lease and options to purchase land and certain improvements on the West Bank of the Cuyahoga River in Cleveland, Ohio.  We refer to these options covering an aggregate of approximately 624,000 square feet of land (14.4 acres) and a building comprised of 47,380 square feet of net rentable space known as the Nautica Properties.  The Nautica Properties consist of six parcels and require aggregate option payments of $500 per year.  The option agreements give us the right during the next four years to purchase two parcels and the right to purchase or enter into long term leases on the other four parcels.  In general, the purchase price of the parcels would be based on independent appraisals of the land and improvements.  Our Chairman and Chief Executive Officer owns varying interests in five of the six parcels.

7.                       SALE OF DEBT AND RECENT ACQUISITION ACTIVITY

On June 16, 2006 (the “Issue Date”), we completed the issuance of senior unsecured notes in the amount of $210,000 at 9¾% due June 15, 2014 with interest only payments due each June 15 and December 15, beginning on December 15, 2006.  In conjunction with the closing of these notes, we entered into a new $100,000 senior secured credit facility consisting of: (i) a $40,000 five-year revolving credit facility; (ii) a $40,000 six-year term loan facility; and (iii) a $20,000 six-year delayed draw term loan.  Borrowings under our senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined, and (2) the federal funds rate plus ½ of 1% or (b) a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs.  The delayed draw term loan facility allows us to make up to two borrowings prior to December 31, 2006 to finance certain capital expenditures.  As of September 30, 2006, $34,000 and $20,000 was available on the revolving credit facility and delayed draw term loan, respectively.  Proceeds from the senior unsecured notes and the term loan were used to (i) pay off $148,000 aggregate principal amount of our outstanding 11 7/8% senior secured notes due 2009, along with accrued and unpaid interest of $6,652 and to pay related tender and consent costs of $9,321, (ii) acquire the assets of Piñon Plaza in Carson City, Nevada for a purchase price of $15,237 including acquisition costs (see below), (iii) acquire three truck plazas and raw land in Louisiana from an affiliated party for $14,380 and $620 respectively (see below), (iv) acquire two additional truck plazas for a purchase price of $2,322 and $3,409 including acquisition costs (see below), (v) pay a distribution to our stockholders in connection with December 2005 truck plaza acquisitions of $8,825, (vi) pay a distribution to our stockholders of $10,000, (vii) refinance approximately $26,568 aggregate principal amount of existing indebtedness (including $19,489 of subordinated debt held by our stockholders), along with $840 accrued and unpaid interest, (viii) pay related fees and expenses associated with the issuance of approximately $9,688.  Excess uses over the initial borrowings were paid from our cash.

We filed a registration statement (the “Exchange Offer Registration Statement”) with the Securities and Exchange Commission (“SEC”) with respect to the offer to exchange (the “Exchange Offer”) our privately placed senior unsecured notes for identical registered notes.  The Exchange Offer Registration Statement was declared effective by the SEC on October 3, 2006.  The Exchange Offer will expire on November 21, 2006.

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

On July 12, 2006, we acquired from an unaffiliated party the St. Helena Truck Plaza in Amite, Louisiana (“St. Helena”) which includes a truck plaza, convenience store, casino and food and beverage outlet operation for $3,094, plus $200 for cash on hand at closing, $90 for inventory and acquisition costs of $25.

The following table summarizes the preliminary allocation of purchase price to net assets acquired and liabilities assumed as of July 12, 2006, for the purchase of St. Helena:

St. Helena

Current assets	$290
Property and equipment	2,330
Goodwill	650
Identifiable intangible assets	142

Total assets acquired	3,412

Current liabilities	3

Net assets acquired	$3,409

Goodwill resulting from the St. Helena transaction is attributable to anticipated future cash flows associated with the acquired entities.  Any change in the fair value of the net assets of St. Helena during the purchase price allocation period (generally within one year of the acquisition date) will change the amount of the purchase price allocated to goodwill. The final allocation of purchase cost and its effect on results of operations may differ significantly from the proforma operating results included herein.

On June 25, 2006, we acquired the assets of Piñon Plaza.  Under the purchase method of accounting, the total purchase price is allocated to Piñon Plaza’s net tangible and intangible assets and liabilities based on their estimated fair value as of the acquisition date.  Fair values for property and equipment have been determined based upon a valuation performed.  Goodwill resulting from the Piñon Plaza transaction is attributable to anticipated future cash flows associated with the acquired entity.  Any change in the fair value of the net assets of Piñon Plaza during the purchase price allocation period (generally within one year of the acquisition date) will change the amount of the purchase price allocated to goodwill.  The final allocation of purchase cost and its effect on results of operations may differ significantly from the proforma operating results included herein.

The assets purchased included all of the personal property, buildings and improvements used by Piñon Plaza in the operation of its casino, hotel, bowling alley and RV Park in Carson City, Nevada.  The purchase price for the assets was $14,500 plus cash $519 for on hand at closing and acquisition costs of $218.  Additionally, we entered into a triple net ground lease covering land underlying the assets which began at the closing date of the asset purchase.  The lessor is a family trust affiliated with CCI.  The lease has a ten year term with two ten year extensions at the option of JEI.  Rentals under the lease are $250 per year for years one through five, $300 per year for years six through ten, and a rate based on an appraisal performed by a Member of the Appraisal Institute (“MAI”) of the property during the first and second extension terms.  JEI has the right to purchase the leased land at an MAI appraised value at the end of the first ten year term.  It also has a right of first refusal should the lessor seek to sell the leased land to a third party.

The following table summarizes the preliminary allocation of purchase price to net assets acquired and liabilities assumed as of June 25, 2006, for the purchase of Piñon Plaza:

Piñon Plaza

Current assets	$679
Property and equipment	12,500
Goodwill	2,193

Total assets acquired	15,372

Current liabilities assumed	135

Net assets acquired	$15,237

On June 21, 2006, we acquired from an unaffiliated party Texas Pelican Truck Plaza (“Vinton”), in Vinton, Louisiana for $2,200, plus estimated acquisition costs of $122.  Additionally, we entered into a lease covering the land, building, furniture, fixtures and equipment used by Vinton in the operation of its video gaming facility, the convenience store, and the food and beverage outlet.  The lease has a five year term with two five year extensions at the option of JEI.  Rentals under the lease are $480 per year for years one through five, $540 per year for years six through ten, and $600 per year for years eleven through fifteen.  JEI has the right to purchase the leased property for $5,000 during the first five year term reduced by a $100 option payment credit, and a $8 credit for each month in which rent has been paid with a maximum credit of $450 irrespective of the number of months paid.  After the first term and through all remaining terms, JEI has the right to purchase the leased property for $5,000.

The following table summarizes the preliminary allocation of purchase price to net assets acquired and liabilities assumed as of June 21, 2006, for the purchase of Vinton:

Vinton

Property and equipment	$255
Goodwill	2,033
Identifiable intangible assets	305

Total assets acquired	2,593

Current liabilities	61
Long-term liabilities	210
Total liabilities assumed	271

Net assets acquired	$2,322

Goodwill resulting from the Vinton transaction is attributable to anticipated future cash flows associated with the acquired entities.  Any change in the fair value of the net assets of Vinton during the purchase price allocation period (generally within one year of the acquisition date) will change the amount of the purchase price allocated to goodwill. The final allocation of purchase cost and its effect on results of operations may differ significantly from the proforma operating results included herein.

On June 16, 2006, with the proceeds of the refinancing described above, we acquired from an affiliate of JEI, three truck plaza video gaming facilities for $14,380 and raw land and equipment for $620 to possibly develop a fourth truck plaza video gaming facility.  Two of the three truck plaza video gaming facilities acquired, Jalou Diamond and Jalou of St. Martin are located in Broussard, Louisiana, and the third facility, Jalou Magic, is located in Vinton, Louisiana.  The land and equipment on which we may develop a fourth truck plaza video gaming facility is also located in Vinton, Louisiana.  The acquisitions of the three truck plaza facilities, the raw land and equipment were accounted for as a combination of entities under common control, and as such are reflected for accounting and financial reporting purposes similar to a pooling of interests. Therefore, the acquisitions have been recorded at the related party’s historical basis in the assets transferred. Accordingly, the accompanying unaudited condensed consolidated financial statements have been retroactively restated from January 1, 2005 through June 16, 2006 to include the operations of the acquired truck plazas.

A distribution of $14,380 was recorded on the acquisition date as the assets of the entities acquired have been retroactively accounted for in JEI’s financial statements.  Therefore a net distribution of $6,987 (the $14,380 distribution reduced by the $7,393 of net assets acquired) results from the transactions.

The following table summarizes the net assets acquired and liabilities assumed as of June 16, 2006, for the transactions occurring on that date:

	St. Martin	Diamond	Magic	Total

Current assets	$1,056	$772	$641	$2,469
Property and equipment, net	1,622	1,113	1,688	4,423
Goodwill		628		628
Other assets	86	74	59	219
Identifiable intangible assets	195	127	83	405

Total assets acquired	2,959	2,714	2,471	8,144

Current liabilities assumed	191	384	176	751

Net assets acquired	$2,768	$2,330	$2,295	$7,393

The unaudited condensed consolidated financial statements for each of the three and nine months ended September 30, 2005 have been retroactively restated as though the transactions had occurred at the beginning of each of the periods presented.

On March 2, 2005, we completed the issuance of $23,000 of additional notes subject to the same terms and conditions as our then existing senior secured notes which carried a coupon of 11 7/8% % due 2009, with interest payable each February 1, and August 1.  The notes were issued at 10% above their principal amount resulting in a premium of $2,300.  We used $22,500 of the proceeds from the sale of the notes to fund the acquisition of a 100% interest in three truck plaza video gaming facilities in Louisiana known as Breaux Bridge, Eunice and Jefferson Parish, all of which were owned by an affiliate of JEI.  The balance of the proceeds was used to pay for the offering costs of the additional notes.  Due to the related party nature of the transaction (and under the terms of our indenture) we obtained a fairness opinion from an investment banking firm that the acquisition of the three video poker truck plazas was fair from a financial point of view.  The principal balance of the notes and all accrued interest was paid on June 16, 2006 with the proceeds from the sale of our 9¾% senior unsecured notes (see above).

The acquisitions of the three truck plaza facilities were accounted for as a combination of entities under common control, and as such are reflected for accounting and financial reporting purposes similar to a pooling of interests.  Therefore, the acquisitions have been recorded at the related party’s historical basis in the assets transferred.  Accordingly, the accompanying unaudited condensed consolidated financial statements have been retroactively restated

from January 1, 2005 through March 2, 2005 to include the operations of the acquired truck plazas.

A distribution of $22,500 was recorded on the acquisition date as the assets of the entities acquired have been retroactively accounted for in JEI’s financial statements.  Therefore a net distribution of $12,379 (the $22,500 distribution reduced by the $10,121 of net assets acquired) results from the transactions.

The following table summarizes the net assets acquired and liabilities assumed as of March 2, 2005, for the transactions occurring on that date:

	Breaux Bridge	Eunice	Jefferson	Total

Current assets	$402	$285	$309	$996
Property and equipment, net	3,089	2,461		5,550
Construction in progress			2,545	2,545
Other assets	14	20	331	365
Identifiable intangible assets	463	329	390	1,182

Total assets acquired	3,968	3,095	3,575	10,638

Current liabilities assumed	217	184	22	423
Noncurrent liabilities assumed			94	94

Total liabilities assumed	217	184	116	517

Net assets acquired	$3,751	$2,911	$3,459	$10,121

On September 12, 2005, we entered into an agreement with Dakota/Blackhawk, LLC, an unaffiliated Colorado limited liability company (“Dakota”), granting us the option to purchase 2.2 acres of undeveloped land (approximately one acre of which is located within the Black Hawk Gaming District) directly across the street from The Lodge.  Under the terms of the option agreement, we had the exclusive right to purchase the property for $13,000.  The option had an initial term of one year, with a right in our favor to extend the option for an additional one year period upon the payment of a nonrefundable extension fee of $500.  The option agreement provided for an initial option fee of $500.  On September 12, 2006, we chose not to extend the option period largely because the perceived economic benefits to us did not justify the purchase price in light of significant additional unanticipated costs.

On December 16, 2005, we acquired from an unaffiliated party Fuel Stop 36 in Lake Charles, Louisiana for $5,900 plus acquisition costs of $178, and on December 20, 2005, we acquired from an unaffiliated party Larose Truck Plaza in Lockport, Louisiana for $6,000 plus acquisition costs of $248.  Under the purchase method of accounting, the total purchase price is allocated to Fuel Stop 36’s and Larose’s net tangible and intangible assets and liabilities based on their estimated fair value as of the acquisition date.  Fair values for property and equipment were based upon a valuation performed.  The purchase price allocation for Fuel Stop 36 and Larose is subject to revision as more detailed analysis is completed and additional information on the fair values of Fuel Stop 36’s and Larose’s assets and liabilities becomes available.  Goodwill resulting from the Fuel Stop 36 and Larose transactions is attributable to anticipated future cash flows associated with the acquired entities.  Any change in the fair value of the net assets of Fuel Stop 36 or Larose during the purchase price allocation period (generally within one year of the acquisition date) will change the amount of the purchase price allocated to goodwill.  The actual allocation of purchase cost and its effect on results of operations may differ from the proforma operating results included herein.

The following table summarizes the assets acquired and the liabilities assumed and recorded as of the acquisition dates:

	Fuel Stop 36	Larose	Total

Current assets	$176	$122	$298
Property and equipment	2,748	2,729	5,477
Goodwill	2,876	3,342	6,218
Identifiable intangible assets	278	71	349

Total assets acquired	6,078	6,264	12,342

Total liabilities assumed		16	16

Net assets acquired	$6,078	$6,248	$12,326

Assuming the acquisitions of St. Helena, Piñon Plaza, Vinton, Fuel Stop 36 and Larose had occurred as of January 1, 2005, our unaudited proforma revenue, costs and expenses, and net income (loss) would have been as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Net revenues	$96,855	$74,207	$273,909	$206,572
Costs and expenses	96,668	82,871	280,585	213,896

Net income (loss)	$187	$(8,664)	$(6,676)	$(7,324)

These unaudited proforma results are presented for comparative purposes only.  The proforma results are not necessarily indicative of what our actual results would have been had the acquisitions been completed as of January 1, 2005, or of future results.

8.                       INCOME TAXES

On March 11, 2002, we received notice from the Internal Revenue Service asserting deficiencies in federal corporate income taxes for a subsidiary’s 1998 tax year.  The proposed adjustment related to the deductibility of depreciation taken against costs incurred by The Lodge to build and improve public assets.  We settled this issue with the Internal Revenue Service and recorded a charge to earnings of $423, including $149 in interest during the third quarter of 2005.  No penalties were assessed on this settlement.

9.                       INVESTMENT IN EQUITY SECURITIES

During September 2006, we acquired less than 2 percent of the outstanding shares of a publicly-traded company.  This investment is accounted for as available-for-sale equity securities and has been recorded at fair value in long-term assets, with unrealized gains recognized as accumulated other comprehensive income.  As of September 30, 2006, the fair value is $3,700 and unrealized gains included in accumulated other comprehensive income total $278.  Through November 7, 2006, we have acquired an additional 419,550 shares at a cost of $4,522, increasing our total ownership to 3 percent of the outstanding shares of the publicly-traded company.

10.                PROPOSED OHIO CONSTITUTIONAL AMENDMENT

In Ohio, we provided support for a proposed constitutional amendment that would have established a tuition grant program for Ohio students to attend public or private colleges in the state.  This program would have generated nearly $1 billion per year in college scholarships, while an additional $200 million per year would have been earmarked to local governments for attracting new business and jobs, by allowing up to 3,500 slot machines at each of the state’s seven existing racetracks and two locations in downtown Cleveland.  Ohio residents voted on the proposed constitutional amendment on November 7, 2006 and the amendment was not approved by voters.  For the nine months ended September 30, 2006, we expensed $1,516 and through November 7, 2006 we funded a total of $3,255 in support of this amendment.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section discusses the results of our operations for the three and nine month periods ended September 30, 2006 and 2005. We recommend reading the following discussions and analyses in conjunction with our unaudited financial statements including the notes and other financial information contained in this Form 10-Q as well as our audited consolidated financial statements as of December 31, 2005 included in Amendment No. 1 to our Registration Statement on Form S-4 filed September 29, 2006, File No. 333-136066 (“Form S-4”) with the Securities and Exchange Commission .  Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties. In this regard, see the section “Risk Factors” in our Form S-4.

The historical information should not necessarily be taken as a reliable indicator of our future performance.

TABLE OF CONTENTS TO MANAGEMENT’S DISCUSSION AND ANALYSIS (MD&A)

Description of item
1.	Significant transactions occurring during the nine month period ended September 30, 2006
2.	Overview and discussion of our operations
3.	Comparison of our results of operations for the three and nine month periods ended September 30, 2006 as compared to the three and nine month periods ended September 30, 2005
4.	EBITDA segment information and discussion of operations
5.	Liquidity and capital resources
6.	Critical accounting policies

1. Significant transactions occurring during the nine month period ended September 30, 2006

On June 16, 2006 we completed our debt refinancing in the form of secured and unsecured indebtedness. The secured portion of our indebtedness, which was with a bank syndicate group, consists of a $100 million senior secured credit facility which is broken down into: (1) a $40 million six-year term loan facility; (2) a $40 million five-year revolving credit facility; and (3) a $20 million six-year delayed draw term loan facility.  The delayed draw term loan facility allows us to make up to two borrowings prior to December 31, 2006 to finance certain capital expenditures (which is discussed in further detail below).  Borrowings under our senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined, and (2) the federal funds rate plus ½ of 1% or (b) a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs.  The unsecured portion of our debt is in the form of $210 million of 9¾% unsecured senior notes that rank equally in right of payment with all of our existing and future unsecured senior indebtedness and senior to any existing and future subordinated indebtedness.  The notes are effectively subordinated to any secured indebtedness (including indebtedness under our senior credit facility) up to the value of the collateral securing such indebtedness.  The notes are guaranteed by our current and future restricted subsidiaries that also guarantee our senior credit facility.

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

Upon closing, we utilized $250 million ($210 million from the unsecured indebtedness and $40 million from our secured term loan facility) to refinance our old notes ($148 million), to pay related pre-payment penalties, tender and consent costs ($9.3 million), and accrued and unpaid interest ($6.7 million); refinance our existing revolving loan and other outstanding debt of $26.5 million plus accrued and unpaid interest ($0.8 million); acquire a gaming property in Carson City, Nevada (discussed below) for $14.5 million plus additional costs and expenses ($0.2 million); acquire 3 additional truck plazas plus raw land from an affiliated entity for $14.4 million and $0.6 million respectively; pay distributions to our shareholders of $18.8 million; acquire two additional truck plazas for the purchase price of $2.3 million and $3.4 million; and pay estimated transaction expenses of approximately $9.7 million; with excess uses over proceeds paid from our cash on hand.

Acquisition of The Piñon Plaza in Carson City, Nevada

On June 25, 2006 we acquired the Piñon Plaza Hotel and Casino in Carson City, Nevada for $14.5 million plus $0.5 million for cash on hand and $0.2 million for estimated closing costs.  The purchase price included all of the assets and a long term lease on the underlying land.  The assets acquired were the property, buildings and improvements used by Piñon Plaza in the operation of its casino, hotel, bowling alley and RV Park.  Piñon Plaza is located on approximately 18 acres.  The property, which opened in June 1998, contains approximately 1,100 parking spaces, 12,000 square feet of gaming space, 368 slot machines and eight gaming tables. Piñon Plaza also has 5,000 square feet of convention space, three restaurants, 148 hotel rooms, a 32-lane bowling alley and an RV-Park with 48 hookups.  We are currently making modifications to Piñon Plaza and we will rebrand the property during the first quarter of 2007.  We believe these modifications will enhance the EBITDA performance of Piñon Plaza.

Development of Gold Dust West-Elko in Elko, Nevada

We have entered into a land and building lease to develop a new casino in Elko, Nevada (“Gold Dust West-Elko”) that will feature a 13,000 square-foot casino with approximately 350 Ticket-In Ticket-Out (“TITO”) slot machines and seven table games, as well as a restaurant, sports bar and sports book.  Development is currently in process with completion planned during the first quarter of 2007.  As of September 30, 2006, we have capitalized $3.0 million of property, plant and equipment, including a capital lease totaling $1.4 million.  As discussed above, we have available a $20 million delayed draw term loan facility, which we will utilize to complete this development.

Truck Plaza Video Gaming Facilities

On June 21, 2006 and July 12, 2006 we acquired the Vinton and St. Helena truck plaza video gaming facilities from unrelated third parties for $2.3 million and $3.4 million, respectively.

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

The accompanying management’s discussion and analysis of operations for the three and nine month periods ended September 30, 2006 and the three and nine month periods ended September 30, 2005 includes the retroactive adjustments to account for the acquisition of the three additional video poker truck plazas as though the transaction had occurred at the beginning of each of the periods presented.  Accordingly, certain historical data that was previously reported in prior filings has been adjusted to account for this business combination.  See Note 7 of the unaudited condensed consolidated financial statements.

2. Overview and discussion of our operations

We have four segments representing the geographic regions of our operations:  Colorado, Nevada, Louisiana and Virginia.  Each segment is managed separately because of the unique characteristics of its revenue stream and customer base.

Our casino properties in Colorado (The Lodge and Gilpin casinos) and Nevada (the Gold Dust West-Reno and Piñon Plaza casinos, as well as the Gold Dust West-Elko casino which is currently under development) are each managed by a Regional Vice President, each of whom reports to our Chief Operating Office (“COO”) who is located in our Golden, Colorado offices.  Further, our seventeen video poker truck plaza operations are managed by our Regional Vice President of Louisiana Operations who also reports to our COO.  Our Virginia race track and satellite betting parlor facilities are managed by our on-site President of Pari-Mutuel Operations, who reports directly to our Chief Executive Officer.  Our management team conducts monthly video conferencing and teleconferencing calls and each of our segments of operations functions as a separate profit center.  Through the recent centralization of our operations in Golden, Colorado, we believe we are achieving economies of scale in accounting, human resources, centralized purchasing and other areas.  We expect to continue to consolidate several of our other corporate functions as we expand our operations and acquire additional properties.

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

In addition to the above performance measurements, we pay particular attention to our monthly and annual cash flow. Our business is sensitive to shifts in volumes and levels of activity and we find it necessary to watch our cash closely. Every six months (June 15 and December 15) we have a cash interest payment due on our $210 million senior unsecured notes amounting to $10.2 million.  As previously discussed, we also have a $40 million revolving loan with a bank group on which we anticipate drawing about $2 to $5 million every six months in order to make our interest payments.  This is generally a function of the timing of generating cash from operations coupled with the amount of cash we need to run the business—i.e. our cash-inventory.  Presently, we estimate that we require approximately $15 million of cash inventory.  We may be able to reduce this amount as we consolidate cash from our various operations.  This would reduce the amount of borrowings we would need to pay interest on our notes and/or to finance operations, which is hopefully another by-product of our goal to centralize our business operations.  See “Liquidity and Capital Resources.”

3. Comparison of our results of operations for the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005.

The following table summarizes our consolidated results of operations for the three months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended
	September 30,
	2006	2005	$ Change	% Variance

REVENUES:
Gaming:
Casino	$33,505	$30,445	$3,060	10.05%
Truck stop	14,494	9,657	4,837	50.09%
Pari-mutuel	10,771	9,862	909	9.22%
Food and beverage	6,970	5,530	1,440	26.04%
Convenience store — fuel	20,293	12,339	7,954	64.46%
Convenience store — other	2,542	1,592	950	59.67%
Hotel	1,377	564	813	144.15%
Other	1,535	1,208	327	27.07%
Total revenues	91,487	71,197	20,290	28.50%
Less: Promotional allowances	(7,123)	(6,327)	(796)	12.58%
Net revenues	84,364	64,870	19,494	30.05%

COSTS AND EXPENSES:
Gaming:
Casino	11,797	10,933	864	7.90%
Truck stop	8,817	5,452	3,365	61.72%
Pari-mutuel	9,158	8,452	706	8.35%
Food and beverage	4,023	2,847	1,176	41.31%
Convenience store — fuel	18,913	11,638	7,275	62.51%
Convenience store — other	3,454	2,256	1,198	53.10%
Hotel	308	90	218	242.22%
Marketing, general and administrative	16,996	12,713	4,283	33.69%
Termination of contract		10,367	(10,367)	-100.00%
Depreciation and amortization	3,766	2,846	920	32.33%
Total costs and expenses	77,232	67,594	9,638	14.26%

OPERATING INCOME (LOSS)	7,132	(2,724)	9,856	361.82%

Interest expense, net	(6,747)	(5,765)	(982)	17.03%

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	385	(8,489)	8,874	104.54%

Income tax expense		(423)	423	-100.00%

NET INCOME (LOSS)	$385	$(8,912)	$9,297	104.32%

Casino revenues increased approximately $3.1 million or 10% from $30.4 million for the three months ended September 30, 2005 to $33.5 million for the three months ended September 30, 2006. The increase in casino revenues is a result of an increase in casino revenues at The Lodge of $0.4 million or 4%, at the Gilpin of $0.4 million or 7%, at the Gold Dust West-Reno of $0.3 million or 4% and a $1.9 million contribution from Piñon Plaza, which was acquired on June 25, 2006.  We believe that the increase in the revenues at The Lodge and the Gilpin is a result of growth in the Black Hawk market of 10% and to capital investments in our slot products over the last year including the implementation of a Ticket-In Ticket-Out (“TITO”) system at the Gilpin. Additionally, we have enhanced the entrance of the Gilpin’s parking lot with a heated valet shelter for our customers.  We attribute the increase at Gold Dust West-Reno to the completion of the hotel L-wing demolition and opening of 70 additional surface parking spaces for our customers during the quarter.

Truck stop gaming revenues increased approximately $4.8 million or 50% for the three month period ended September 30, 2006 compared to the three month period ended September 30, 2005.  $1.4 million of this increase is attributable to the video gaming operations of the Jefferson truck stop location during the three month period ended September 30, 2006.  The Jefferson truck stop location commenced video gaming operations in the last week of September 2005.  The second quarter 2006 video gaming operation revenues from the new Fuel Stop 36 and Larose truck stops, purchased in December 2005, account for $1.3 million of the increase.  Additionally, $1.3 million of the increase is the result of video poker gaming operations at the Vinton and St. Helena properties purchased in June and July 2006, respectively.  Hurricane Rita, which hit the Louisiana/Texas Gulf Coast on September 24, 2005, caused the permanent closure of two of four competing truck stop video gaming facilities near the Cash Magic Vinton location resulting in increased revenues at that location of $0.5 million.  The remaining increase is the result of increased business levels due primarily to population redistribution due to the hurricanes of August and September 2005.

Pari-mutuel revenues increased $0.9 million or 9% from $9.9 million to $10.8 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2006, respectively. The increase in revenues is primarily attributable to an increase of $1.9 million generated by off track wagering facilities opened in Martinsville, Chesapeake and Scott County, Virginia in August 2005, October 2005 and January 2006, coupled with a $0.1 million increase in account wagering revenues, offset by a $1.1 million decrease in wagering revenues at the remaining off track wagering facilities.

Food and Beverage revenues increased $1.5 million or 26% from $5.5 million to $7.0 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2006, respectively.  This increase is attributable to an increase of $0.6 million at the truck stop facilities, $0.8 million at the casinos and $0.1 million at Colonial.  The increase at the truck stops is attributable to the opening of the Jefferson truck stop facility in the third quarter of 2005, the purchases of Fuel Stop 36 and Larose in December 2005, and the purchases of Vinton and St. Helena in June and July 2006, respectively.  The increase in Food and Beverage revenues at the casinos is the result of the Piñon Plaza acquisition which contributed $1.0 million, which was partially offset by a $0.1 million or 7% decline at the Gold Dust West-Reno and a $0.1 million or 4% decline at The Lodge. The decrease at the Gold Dust West-Reno and The Lodge is the result of decreased food and beverage promotions.

Convenience store fuel revenues increased $8.0 million or 64% from $12.3 million to $20.3 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2006, respectively.  The December 2005 acquisitions of the Fuel Stop 36 and Larose truck stops account for $3.6 million of the increase, and the St. Helena truck stop purchased in July 2006 accounts for $0.9 million of the increase.  The remainder of the increase was the result of the average selling price of fuel rising from $2.42 to $2.77 per gallon.

Convenience store other revenues increased $0.9 million or 60% from $1.6 million to $2.5 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2006, respectively.  $0.7 million of the increase was from the Fuel Stop 36 and Larose truck stops, which were purchased in December 2005.   The remaining $0.2 million increase is due to revenues generated by the St. Helena location purchased in July 2006.

Hotel revenues increased $0.8 million or 144% from $0.6 million for the three months ended September 30, 2005 to $1.4 million for the three months ended September 30, 2006.  The increase is attributable to our Piñon Plaza acquisition.  This increase was partially offset by the elimination of 66 rooms available at Gold Dust West-Reno, which were removed to provide additional parking for our casino guests.

Promotional allowances increased $0.8 million or 13% from $6.3 million for the three months ended September 30, 2005 to $7.1 million for the three months ended September 30, 2006.  The increase is primarily associated with promotional allowances at Piñon Plaza of $0.5 and the truck stops in Louisiana of $0.3 million.  The increase in Louisiana is primarily due to complimentary food and beverage sales at our new truck stop locations: Jefferson which opened during the third quarter 2005, Fuel Stop 36 and Larose which were purchased in December 2005, and the Vinton and St. Helena locations which were purchased in June and July 2006, respectively.

Casino expenses increased $0.9 million or 8% from $10.9 million to $11.8 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2006, respectively.  This increase is a result of the Piñon Plaza acquisition which contributed $0.9 million and The Lodge increased $0.1 million or 1%.  These increases were partially offset by a $0.1 million or 6% decline at the Gold Dust West-Reno.  The increase at The Lodge is primarily due to increased gaming taxes (due to increased gaming revenues) and slot participation costs. The decrease in the Gold Dust West-Reno is attributable to a reduction in slot wide area progressive costs and a decrease in complimentary costs charged to casino operations.

Truck stop gaming expenses increased $3.4 million or 62% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.  $0.6 million of this increase is attributable to the video gaming operations of the Jefferson truck stop location.  The Jefferson truck stop location commenced casino operations in the third quarter of 2005.  The 2006 video gaming operation expenses from the Fuel Stop 36 and Larose truck stops, purchased in December 2005, account for $0.8 million of the increase, and the Vinton and St. Helena truck stops, purchased in June and July 2006, respectively, account for $0.9 million of the increase.  Hurricane Rita, which hit the Louisiana/Texas Gulf Coast on September 24, 2005, caused the permanent closure of two of four competing truck stop video gaming facilities near the Cash Magic Vinton location resulting in increased gaming expenses at that location of $0.2 million.  The remaining $0.9 million is the result of increased business levels due primarily to population redistribution due to the hurricanes of August and September 2005.

Pari-mutuel costs and expenses increased $0.7 million or 8% from $8.5 million to $9.2 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2006. The increase is primarily attributable to an increase of $1.3 million resulting from the new off track wagering facilities opened in Martinsville, Chesapeake and Scott County, Virginia in August 2005, October 2005 and January 2006, combined with an increase in live racing expenses of $0.4 million resulting from the Maryland Jockey Club (“MJC”) buyout and an increase in purse expense of $0.3 million, offset by a decrease of $0.7 million resulting from the elimination of the MJC fees combined with a decrease of $0.6 million resulting from cost reductions at the remaining off track wagering facilities.

Food and beverage costs and expenses increased $1.2 million or 41% for the three month period ended September 30, 2006 compared to the three month period ended September 30, 2005.  The increase is primarily attributable to costs associated with the increase in food and beverage sales for the same comparable period.

Convenience store fuel expenses increased $7.3 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.  The fuel operations at the Fuel Stop 36 and Larose locations purchased in December 2005 were responsible for $3.4 million of the increase, and $0.9 million is due to the fuel operations of the St. Helena location purchased in July 2006.  The remaining increase in fuel expense is the result of the average cost of fuel rising from $2.28 to $2.58 per gallon.

Convenience store other costs and expenses increased $1.2 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Approximately $0.8 million of the increase is due to the Fuel Stop 36 and Larose locations which were purchased in December 2005, and $0.2 million is due to the St. Helena location purchased in July 2006.  The remaining $0.2 million increase is due to increased business levels at the remaining truck stop facilities.

Hotel expenses increased $0.2 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 which is primarily the result of the Piñon Plaza acquisition.

Marketing, general and administrative expenses increased $4.3 million or 34% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This increase is the result of the addition of our Piñon Plaza casino which accounted for $1.8 million of the increase, as well as increases at the truck stops of $0.7 million, Colonial of $0.2 million, Gold Dust West-Elko of $0.2 million, and $1.7 million at corporate, offset by a reduction of $0.2 million at the Gilpin and $0.1 million at The Lodge.  Approximately $0.7 million of the increase at our truck stops is due to the four new locations purchased in December 2005, June 2006 and July 2006, and Louisiana corporate overhead increased to accommodate this growth.  The increase in our corporate overhead was related to political campaign costs of $1.0 million, the write off of feasibility costs associated to the Dakota Works project of $0.4 million, an increase in consulting fees of $0.2 million, travel expenses of $0.1 million and professional accounting fees of $0.1 million, offset by a decrease in labor costs of $0.1 million.  The decrease at the Gilpin and The Lodge is primarily the result of a decrease in promotional and bussing costs.

Termination of contract expenses of $10.4 million were incurred during the three month period ended September 30, 2005.  On September 30, 2005, Colonial completed a transaction with Magna Entertainment Corp. (“MEC”), an affiliated party, under which Colonial acquired all of the outstanding shares of the wholly-owned subsidiary of MEC for $10 million.  The sale was subject to the approval of the Virginia Racing Commission, which granted its approval on September 28, 2005.  Under the terms of the agreement, Colonial paid $7 million in cash at closing and issued a one-year note, bearing interest at prime rate plus 1%, in the amount of $3 million.  This note was paid in full on June 16, 2006 (see Note 7 of the unaudited condensed consolidated financial statements).  The stock acquisition has been characterized as a termination of a contract.  Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), prescribes expensing of the costs associated with the termination of this agreement.  As such, $10.4 million which is the $10 million purchase price plus $0.4 million in legal and professional fees associated with this transaction was expensed in 2005.  No comparable transaction occurred during 2006.

Depreciation and amortization expense increased $0.9 million from $2.9 million to $3.8 million for the three month period ended September 30, 2005 compared to the three month period ended September 30, 2006. The increase is attributable to purchases of assets at all locations.

Net interest expense increased $1.0 million for the three month period ended September 30, 2006 as compared to the same period of 2005.  The increase is attributable to additional debt outstanding during the current period in 2006 as compared to the same period in 2005, somewhat offset by lower effective interest rates as a result of the refinancing transactions which occurred in June 2006.

Income tax expense of $0.4 million was incurred during the three month period ended September 30, 2005.  On March 11, 2002, we received notice from the Internal Revenue Service asserting deficiencies in federal corporate income taxes for a subsidiary’s 1998 tax year.  The proposed adjustment related to the deductibility of depreciation taken against costs incurred by The Lodge to build and improve public assets.  We settled this issue with the Internal Revenue Service and recorded a charge to earnings of $423, including $149 in interest during the third quarter of 2005.  No penalties were assessed on this settlement.  No comparable transaction occurred during 2006.

 The following table summarizes our consolidated results of operations for the nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Nine Months Ended
	September 30,
	2006	2005	$ Change	% Variance

REVENUES:
Gaming:
Casino	$91,748	$87,085	$4,663	5.35%
Truck stop	46,073	27,982	18,091	64.65%
Pari-mutuel	30,450	27,162	3,288	12.11%
Food and beverage	18,117	15,252	2,865	18.78%
Convenience store — fuel	57,499	32,241	25,258	78.34%
Convenience store — other	7,396	4,248	3,148	74.11%
Hotel	2,474	1,465	1,009	68.87%
Other	3,194	2,789	405	14.52%
Total revenues	256,951	198,224	58,727	29.63%
Less: Promotional allowances	(20,040)	(17,864)	(2,176)	12.18%
Net revenues	236,911	180,360	56,551	31.35%

COSTS AND EXPENSES:
Gaming:
Casino	32,451	31,305	1,146	3.66%
Truck stop	25,810	15,646	10,164	64.96%
Pari-mutuel	24,628	23,954	674	2.81%
Food and beverage	9,638	7,905	1,733	21.92%
Convenience store — fuel	54,343	30,406	23,937	78.72%
Convenience store — other	9,838	5,854	3,984	68.06%
Hotel	465	278	187	67.27%
Marketing, general and administrative	42,710	35,903	6,807	18.96%
Termination of contract		10,367	(10,367)	-100.00%
Depreciation and amortization	10,134	8,293	1,841	22.20%
Total costs and expenses	210,017	169,911	40,106	23.60%

OPERATING INCOME	26,894	10,449	16,445	157.38%

Interest expense, net	(24,779)	(16,819)	(7,960)	47.33%
Pre-payment penalties, tender and consent costs	(9,321)		(9,321)	n/a

LOSS BEFORE INCOME TAX EXPENSE	(7,206)	(6,370)	(836)	13.12%

Income tax expense		(423)	423	-100.00%

NET LOSS	$(7,206)	$(6,793)	$(413)	6.08%

Casino revenues increased $4.6 million or 5% from $87.1 million for the nine months ended September 30, 2005 to $91.7 million for the nine months ended September 30, 2006.  The increase in casino revenue is a result of increased casino revenues at The Lodge of $0.7 million or 1%, the Gilpin of $1.0 million or 6%, the Gold Dust West-Reno of $1.0 million or 6% and $1.9 million was contributed by Piñon Plaza, which was acquired on June 25, 2006.  The increase in the casino revenues at our properties is a result of several factors.  We have expanded capital investments in our slot product over the last year including the implementation of a TITO system at the Gilpin.  Additionally, we have enhanced the entrance of the Gilpin’s parking lot with a heated valet shelter for our customers.  Casino revenues at our two Colorado properties continued to be positively affected due to construction disruption at a competing casino which ended early in the second quarter of 2006, and during 2006 the Black Hawk market grew 5%.  The Gold Dust West-Reno casino revenue increase reflects the effect of severe snow storms that hit the Reno market in the first quarter of 2005 with no such occurrence in 2006, and during the third quarter of 2006 we completed the hotel L-wing demolition which enabled us to provide 70 additional surface parking spaces for our customers.

Truck stop gaming revenues increased $18.1 million or 65% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Approximately $6.1 million of the increase is from the two new truck stop video gaming locations in Eunice and Jefferson parish where video gaming operations commenced the first and third quarters of 2005, respectively.  The 2006 video gaming revenues from the Fuel Stop 36 and Larose truck stops, purchased in December 2005, account for $4.2 million of the increase. Hurricane Rita, which hit the Louisiana/Texas Gulf Coast on September 24, 2005, caused the permanent closure of two of four competing truck stop video gaming facilities near the Cash Magic Vinton location resulting in increased revenues at that location of $1.5 million.  The Vinton and St. Helena locations, purchased in June and July 2006, respectively, account for $1.4 million of the increase.  The remaining increase of $4.9 million is the result of increased business levels due to the population relocation after Hurricane Katrina devastated the New Orleans area in August 2005.

Pari-mutuel revenues increased $3.3 million or 12% from $27.2 million to $30.5 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2006, respectively. The increase in revenues for the current nine months is primarily attributable to an increase of $6.6 million generated by off track wagering facilities opened in Martinsville, Chesapeake and Scott County, Virginia in August 2005, October 2005 and January 2006, respectively, coupled with a $1.0 million increase in account wagering revenues, offset by a $4.3 million decrease in wagering revenues at the remaining off track wagering facilities.

Food and Beverage revenues increased $2.9 million or 19% from $15.2 million to $18.1 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2006, respectively.  This increase is attributable to $1.0 million generated by Piñon Plaza and increases of $0.1 million at The Lodge, $0.3 million at Colonial and $1.8 million at the truck stop facilities, partially offset by a decrease of $0.2 million at the Gold Dust West-Reno.  The increase at The Lodge is due to an increase in direct mail promotional offers while the decrease at the Gold Dust West-Reno is attributable to a decrease in direct mail promotions.  The increase at Colonial is attributable to off track wagering facilities opened in Martinsville, Chesapeake and Scott County, Virginia in August 2005, October 2005 and January 2006, respectively.  Of the increase at the truck stops, $1.1 million is attributable to the opening of the Jefferson truck stop facility in the third quarter of 2005, the purchase of Fuel Stop 36 and Larose in December 2005 and the purchase of the Vinton and St. Helena locations in June and July 2006, respectively.  The remaining increase is the result of increased business levels due to the population relocation after Hurricane Katrina devastated the New Orleans area in August 2005.

Convenience store fuel revenues increased $25.3 million or 78% from $32.2 million to $57.5 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2006, respectively. The December 2005 acquisitions of the Fuel Stop 36 and Larose truck stops account for $10.4 million of the increase.  Fuel sales from the St. Helena location purchased in July 2006 resulted in $0.9 million of the increase.  Hurricane Rita, which hit the Louisiana/Texas Gulf Coast on September 24, 2005, caused the permanent closure of two of four competing truck stop video gaming facilities near the Cash Magic Vinton location resulting in increased revenues at that location of $2.1 million.  The remaining increase of $11.9 million was the result of increased business levels due to the population relocation after Hurricane Katrina devastated the New Orleans area in August 2005 and an increase in the selling price of fuel from $1.95 to $2.65 per gallon.

Convenience store other revenues increased $3.1 million or 74% from $4.3 million to $7.4 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2006, respectively.  The 2006 revenues from the Fuel Stop 36 and Larose truck stops purchased in December 2005 account for $2.1 million of the increase, and the St. Helena location purchased in July 2006 provided an additional $0.2 million.   The remaining increase is the result of increased business levels due to the population relocation after Hurricane Katrina devastated the New Orleans area in August 2005.

Hotel revenues increased $1.0 million or 69% from $1.5 million for the nine months ended September 30, 2005 to $2.5 million for the nine months ended September 30, 2006.  The increase is primarily attributable to the Piñon Plaza acquisition which contributed $0.8 million, and a $0.2 million increase at The Lodge.  The increase at The Lodge is attributable to an increase in the average number of rooms available to our customers as our rooms were closed for approximately 20 days for remodeling in 2005 and we have increased our complimentary hotel rooms provided to customers.

Promotional allowances increased $2.2 million or 12% from $17.8 million for the nine months ended September 30, 2005 to $20.0 million for the nine months ended September 30, 2006.  The increase is associated with an increase in promotional allowances at The Lodge of $0.7 million, an increase at the truck stops of $1.0 million, and Piñon Plaza contributed $0.5 million.  The increase at The Lodge is attributable to increased hotel complimentary sales, an increase in food and beverage complimentary sales, and an increase in cash back incentives to players.  Of the increase at the truck stops, $0.3 million is due to complimentary food and beverage sales at Jefferson which opened third quarter 2005, Fuel Stop 36 and Larose which opened in December 2005, and the Vinton and St. Helena locations which were purchased in June and July 2006, respectively.  The remaining $0.7 million is the result of increased business levels due to the population relocation after Hurricane Katrina devastated the New Orleans area in August 2005.

Casino expenses increased $1.2 million or 4% from $31.3 million to $32.5 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2006.  This increase is a result of an increase at The Lodge of $0.4 million or 2% and $1.0 million was contributed by Piñon Plaza, offset by a decrease at Gold Dust West-Reno of $0.2 million or 4%.  The increase in The Lodge’s casino expense is due to increased gaming taxes (due to increased gaming revenues) and an increase in food and beverage charged to casino expenses for promotions.  The decrease in the Gold Dust West-Reno’s casino expenses is primarily due to a decrease in complimentary costs associated with the food and beverage complimentary sales provided to our guests during the nine month period ended September 30, 2006 as compared to same period of 2005.

Truck stop gaming expenses increased $10.2 million or 65% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. $3.4 million of the increase is from the two new truck stop video gaming locations in Eunice and Jefferson parish where video gaming operations commenced the first and third quarters of 2005, respectively.  The 2006 video gaming revenues from the Fuel Stop 36 and Larose truck stops, purchased in December 2005, account for $2.5 million of the increase.  $0.9 million of the increase is from the Vinton and St. Helena truck stops purchased in June and July 2006, respectively.  Hurricane Rita, which hit the Louisiana/Texas Gulf Coast on September 24, 2005, caused the permanent closure of two of four competing truck stop video gaming facilities near the Cash Magic Vinton location resulting in increased gaming expenses at that location of $0.7 million.  The remaining increase of $2.7 million is the result of increased business levels due to the population relocation after Hurricane Katrina devastated the New Orleans area in August 2005.

Pari-mutuel costs and expenses increased $0.6 million or 3% from $24.0 million to $24.6 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2006.  The increase is primarily attributable to an increase of $4.8 million resulting from the new off track wagering facilities opened in Martinsville, Chesapeake and Scott County, Virginia in August 2005, October 2005 and January 2006, respectively, combined with an increase in live racing expenses of $0.6 million resulting from the MJC buyout, offset by a decrease of $1.8 million resulting from the elimination of the MJC fees combined with a decrease in purse expense of $0.4 million and a decrease of $2.6 million resulting from other cost reductions at the remaining off track wagering facilities.

Food and beverage costs and expenses increased $1.7 million or 22% for the nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2005.  The increase is attributable to a $0.2 million increase at Colonial, a $1.0 million increase at the truck stop facilities, and Piñon Plaza contributed $0.8 million. The food and beverage costs for the new Fuel Stop 36 and Larose truck stops, purchased in December 2005, account for the truck stop increase.  These increases were offset by decreases at The Lodge of $0.2 million and $0.1 million at the Gilpin.  The decreases at The Lodge and Gilpin are associated to an increase in complimentary costs associated to food and beverage promotions charged to casino operations.

Convenience store fuel expenses increased $23.9 million or 79% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.  The 2006 fuel expenses from the Fuel Stop 36 and Larose truck stop locations purchased in December 2005 account for $9.9 million of the increase, and $0.9 million of the increase is the result of the St. Helena truck stop location purchased in July 2006.  Hurricane Rita, which hit the Louisiana/Texas Gulf Coast on September 24, 2005, caused the permanent closure of two of four competing truck stop video gaming facilities near the Cash Magic Vinton location resulting in increased expenses at that location of $2.0 million.  The remaining increase of $11.1 million in fuel expense is the result of increased business levels due to the population relocation after Hurricane Katrina devastated the New Orleans area in August 2005 and an increase in the cost of fuel from $1.84 to $2.49 per gallon.

Convenience store other costs and expenses increased $4.0 million or 68% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.  The 2006 convenience store expenses from the Fuel Stop 36 and Larose truck stops purchased in December 2005 account for $2.2 million of the increase and the addition of the St. Helena location in July 2006 accounts for $0.2 million of the increase.  Hurricane Rita, which hit the Louisiana/Texas Gulf Coast on September 24, 2005, caused the permanent closure of two of four competing truck stop video gaming facilities near the Cash Magic Vinton location resulting in increased expenses at that location of $0.1 million.  The remaining increase of $1.5 million is the result of increased business levels due to the population relocation after Hurricane Katrina devastated the New Orleans area in August 2005.

Hotel expenses increased by $0.2 million or 67% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to the Piñon Plaza acquisition.

Marketing, general and administrative expenses increased $6.8 million or 19% for the current nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.  This increase is the result of the addition of our Piñon Plaza casino which accounted for $1.8 million of the increase as well as increases at The Lodge of $0.2 million, Gold Dust West-Reno of $0.2 million, Gold Dust West-Elko of $0.2 million, Colonial of $1.0 million, truck stop expenses of $1.9 million and corporate overhead expenses of $1.7 million.  These increases were offset by decreases at the Gilpin of $0.2 million.  The increased marketing costs at our operating units drove increased revenues for all segments.  The decrease at the Gilpin is primarily related to a reduction in bussing costs.  The increase at the truck stops was primarily due to the addition of corporate office space and additional corporate staff to accommodate expansion.  The increase in our corporate overhead was related to political campaign costs of $1.4 million, the write off of feasibility costs associated to the Dakota Works project of $0.4 million, an increase in professional accounting fees of $0.1 million, consulting fees of $0.3 million and other net operating costs of $0.1 million, offset by a decrease in labor costs of $0.6 million.

Termination of contract expenses of $10.4 million were incurred during the nine month period ended September 30, 2005.  On September 30, 2005, Colonial completed a transaction with Magna Entertainment Corp. (“MEC”), an affiliated party, under which Colonial acquired all of the outstanding shares of the wholly-owned subsidiary of MEC for $10 million.  The sale was subject to the approval of the Virginia Racing Commission, which granted its approval on September 28, 2005.  Under the terms of the agreement, Colonial paid $7 million in cash at closing and issued a one-year note, bearing interest at prime rate plus 1%, in the amount of $3 million.  This note was paid in full on June 16, 2006 (see Note 7 of the unaudited condensed consolidated financial statements).  The stock acquisition has been characterized as a termination of a contract.  SFAS 146 prescribes expensing of the costs associated with the termination of this agreement.  As such, $10.4 million which is the $10 million purchase price plus $0.4 million in legal and professional fees associated with this transaction was expensed in 2005.  No comparable transaction occurred during 2006.

Depreciation and amortization expense increased $1.8 million from $8.3 million to $10.1 million for the nine month period ended September 30, 2005 compared to the nine month period ended September 30, 2006. The increase is attributable to additional purchases of assets at all locations.

Net interest expense increased $8.0 million for the nine month period ended September 30, 2006 as compared to the same period of 2005.  The increase is primarily attributable the issuance of $23 million in additional senior secured notes in conjunction with the acquisition of three video gaming truck plaza facilities in March 2005, to the write off of $5.7 million and $1.9 million in financing fees bond issue discount in conjunction with the acquisitions and refinance discussed in Note 7 of the unaudited condensed consolidated financial statements.  These increases were partially offset by the write off of bond issue premium of $1.5 million in conjunction with the refinance discussed in Note 7 of the unaudited condensed consolidated financial statements.

Pre-payment penalties, tender and consent costs in the amount of $9.3 million were incurred during the nine months ended September 30, 2006. These costs represent the premium required to purchase the senior secured notes in 2006, prior to their maturity in 2009 and consent solicitation fees and expenses as part of the tender offer for such notes.  See Note 7 of the unaudited condensed consolidated financial statements.

Income tax expense of $0.4 million was incurred during the nine month period ended September 30, 2005.  On March 11, 2002, we received notice from the Internal Revenue Service asserting deficiencies in federal corporate income taxes for a subsidiary’s 1998 tax year.  The proposed adjustment related to the deductibility of depreciation taken against costs incurred by The Lodge to build and improve public assets.  We settled this issue with the Internal Revenue Service and recorded a charge to earnings of $423, including $149 in interest during the third quarter of 2005.  No penalties were assessed on this settlement.  No comparable transaction occurred during 2006.

4. EBITDA segment information and discussion of operations

The following discusses our results of operations by segment, for the three and nine month periods ended September 30, 2006 compared to the three and nine month periods ended September 30, 2005.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)
NET REVENUES
Colorado	$24,188	$23,343	$68,290	$66,964
Nevada	9,427	5,766	20,777	16,378
Louisiana	38,227	24,048	113,536	65,918
Virginia	12,522	11,713	34,308	31,100
Total net revenues	84,364	64,870	$236,911	180,360
COSTS AND EXPENSES
Colorado	16,237	16,467	47,152	47,074
Nevada	7,512	3,776	15,031	11,079
Louisiana	33,600	20,663	96,845	55,835
Virginia	12,797	22,236	33,531	42,014
Net corporate overhead	3,320	1,606	16,645	5,616
Total costs and expenses	73,466	64,748	209,204	161,618
EBITDA
Colorado	7,951	6,876	21,138	19,890
Nevada	1,915	1,990	5,746	5,299
Louisiana	4,627	3,385	16,691	10,083
Virginia	(275)	(10,523)	777	(10,914)
Net corporate overhead	(3,320)	(1,606)	(16,645)	(5,616)
Total EBITDA	$10,898	$122	$27,707	$18,742

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure to our net income (loss), a GAAP financial measure (dollars in thousands):

Three months ended September 30, 2006	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Income Tax Expense	Net Income (Loss)
Colorado	$7,951	$1,395	$14	$2,237		$4,333
Nevada	1,915	700	13	1,041		187
Louisiana	4,627	926	20	994		2,727
Virginia	(275)	537	12	163		(963)
Corporate overhead	(3,320)	208	25	2,396		(5,899)
TOTAL	$10,898	$3,766	$84	$6,831		$385

Three months ended September 30, 2005	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Income Tax Expense	Net Income (Loss)
Colorado	$6,876	$1,252	$10	$2,733		$2,901
Nevada	1,990	431	2	786		775
Louisiana	3,385	722	7	839		1,831
Virginia	(10,523)	380	11	71		(10,963)
Corporate overhead	(1,606)	61	3	1,369	$423	(3,456)
TOTAL	$122	$2,846	$33	$5,798	$423	$(8,912)

Nine months ended September 30, 2006	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Income Tax Expense	Net Income (Loss)
Colorado	$21,138	$4,112	$35	$10,981		$6,080
Nevada	5,746	1,488	30	3,649		639
Louisiana	16,691	2,606	73	2,737		11,421
Virginia	777	1,584	33	485		(1,259)
Corporate overhead	(16,645)	344	61	7,159		(24,087)
TOTAL	$27,707	$10,134	$232	$25,011		$(7,206)

Nine months ended September 30, 2005	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Income Tax Expense	Net Income (Loss)
Colorado	$19,890	$3,628	$34	$8,147		$8,149
Nevada	5,299	1,252	6	2,355		1,698
Louisiana	10,083	2,121	15	2,425		5,552
Virginia	(10,914)	1,140	30	199		(12,223)
Corporate overhead	(5,616)	152	6	3,784	$423	(9,969)
TOTAL	$18,742	$8,293	$91	$16,910	$423	$(6,793)

Colorado

Our Colorado operations consist of The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Hotel Casino (“Gilpin”), both of which are located in Black Hawk, Colorado.  A summary of the net revenues, costs and expenses and EBITDA of our Colorado properties is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)
Net revenues
Lodge	$18,260	$17,799	$51,556	$51,218
Gilpin	5,928	5,544	16,734	15,746

Total net revenues	24,188	23,343	68,290	66,964

Costs and expenses
Lodge	12,036	12,079	35,047	34,627
Gilpin	4,201	4,388	12,105	12,447

Total costs and expenses	16,237	16,467	47,152	47,074

EBITDA
Lodge	6,224	5,720	16,509	16,591
Gilpin	1,727	1,156	4,629	3,299

Total EBITDA	$7,951	$6,876	$21,138	$19,890

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure to our net income (loss), a GAAP financial measure (dollars in thousands):

Three months ended September 30, 2006	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Lodge	$6,224	$961	$11	$1,739	$3,535
Gilpin	1,727	434	3	498	798
TOTAL	$7,951	$1,395	$14	$2,237	$4,333

Three months ended September 30, 2005	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Lodge	$5,720	$863	$8	$2,086	$2,779
Gilpin	1,156	389	2	647	122
TOTAL	$6,876	$1,252	$10	$2,733	$2,901

Nine months ended September 30, 2006	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Lodge	$16,509	$2,831	$26	$8,400	$5,304
Gilpin	4,629	1,281	9	2,581	776
TOTAL	$21,138	$4,112	$35	$10,981	$6,080

Nine months ended September 30, 2005	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income
Lodge	$16,591	$2,503	$26	$6,257	$7,857
Gilpin	3,299	1,125	8	1,890	292
TOTAL	$19,890	$3,628	$34	$8,147	$8,149

Results of operations for the three months ended September 30, 2006 compared to the three months ended September 30, 2005

Net Revenues. The $0.8 million increase in net revenues of our Colorado operations for the three months ended September 30, 2006 compared to the same period of 2005 is attributable to an increase in net revenues at The Lodge of $0.4 million and $0.4 million at the Gilpin.  We believe the increase in net revenues at the Gilpin is attributable to our investments and improvements to our slot products to provide the latest games available in the market, our poker room and our newly renovated valet lot which includes a heated waiting area.  We believe that the increase in the revenues at The Lodge is a result of growth in the Black Hawk market.

Costs and Expenses. Total costs and expenses associated with our Colorado operations decreased $0.2 million for the three months ended September 30, 2006 compared to the same period of 2005, primarily at the Gilpin. The decrease in costs and expenses attributable to the Gilpin was a result of decreased bussing costs, marketing costs and repairs and maintenance costs, which were partially offset by an increase in gaming taxes as a result of increased revenues.  Although The Lodge costs and expenses remained flat, we did experience a decrease in bussing costs and bad check expense, which were offset by an increase in gaming taxes and labor costs.  We would expect that since competing casinos in our market have completed their expansion construction, it is likely that additional costs will be incurred for personnel and marketing as we attempt to maintain our market shares.

Earnings Before Interest, Taxes, Depreciation and Amortization.  EBITDA at our Colorado casinos increased by $1.1 million from $6.9 million to $8.0 million for the three months ended September 30, 2005 as compared to the same period of 2006. Based on the factors discussed above, EBITDA increased by approximately $0.5 million at The Lodge and $0.6 million at the Gilpin.

Nevada

Our Nevada operations consist of the Gold Dust West-Reno, located in Reno, Nevada, which was acquired on January 5, 2001 and Piñon Plaza, located in Carson City, Nevada, which was acquired on June 25, 2006.  Additionally, we are currently developing a new casino, Gold Dust West-Elko, located in Elko, Nevada, with completion planned during the first quarter of 2007.  A summary of the net revenues, costs and expenses and EBITDA of our Nevada properties is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In Thousands)		(In Thousands)
Net revenues
Gold Dust West-Reno	$5,961	$5,766	$17,147	$16,378
Piñon Plaza	3,466		3,630

Total net revenues	9,427	5,766	20,777	16,378

Costs and expenses
Gold Dust West-Reno	3,705	3,776	11,036	11,079
Piñon Plaza	3,645		3,833
Gold Dust West-Elko	162		162

Total costs and expenses	7,512	3,776	15,031	11,079

EBITDA
Gold Dust West-Reno	2,256	1,990	6,111	5,299
Piñon Plaza	(179)		(203)
Gold Dust West-Elko	(162)		(162)

Total EBITDA	$1,915	$1,990	$5,746	$5,299

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure to our net income (loss), a GAAP financial measure (dollars in thousands):

Three months ended September 30, 2006	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income (Loss)
Gold Dust West-Reno	$2,256	$360	$7	$655	$1,248
Piñon Plaza	(179)	340	6	384	(897)
Gold Dust West-Elko	(162)			2	(164)
TOTAL	$1,915	$700	$13	$1,041	$187

Three months ended September 30, 2005	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income (Loss)
Gold Dust West-Reno	$1,990	$431	$2	$786	$775
Piñon Plaza
TOTAL	$1,990	$431	$2	$786	$775

Nine months ended September 30, 2006	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income (Loss)
Gold Dust West-Reno	$6,111	$1,133	$24	$3,199	$1,803
Piñon Plaza	(203)	355	6	448	(1,000)
Gold Dust West-Elko	(162)			2	(164)
TOTAL	$5,746	$1,488	$30	$3,649	$639

Nine months ended September 30, 2005	EBITDA	Depreciation and Amortization	Interest Income	Interest Expense	Net Income (Loss)
Gold Dust West-Reno	$5,299	$1,252	$6	$2,355	$1,698
Piñon Plaza
TOTAL	$5,299	$1,252	$6	$2,355	$1,698

Net Revenues. The $3.7 million increase in net revenues of the Nevada operations for the three months ended September 30, 2006 compared to the same period of 2005 is attributable to the acquisition of Piñon Plaza which generated $3.5 million and an increase in net revenues at the Gold Dust West-Reno of $0.2 million.  We believe that the increase in net revenues at the Gold Dust West-Reno is the result of the completion of the razing of the 66 hotel rooms and subsequent paving of the parking lot during the quarter.

Costs and Expenses. Total costs and expenses associated with our Nevada operations increased $3.7 million for the three months ended September 30, 2006 compared to the same period of 2005. The increase was a result of $3.6 million of operating expenses for the newly acquired Piñon Plaza and $0.2 million of pre-opening expenses at Gold Dust West-Elko, slightly offset by a decrease in repairs and maintenance costs and expenses of $0.1 million at the Gold Dust West-Reno.

Earnings Before Interest, Taxes, Depreciation and Amortization. The EBITDA at Gold Dust West-Reno was $2.3 million for the three month period ended September 30, 2006 as compared to $2.0 million for the same period of 2005.  The $0.3 million increase is primarily attributable to increased net revenues in 2006 as compared to 2005. The EBITDA at Piñon Plaza and Gold Dust West-Elko each were losses of $0.2 million.  We are currently making modifications to Piñon Plaza and we will rebrand the property during the first quarter of 2007.  We believe these modifications will enhance the EBITDA performance of Piñon Plaza.

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

Net revenues. The Louisiana truck plazas generated net revenues of $38.2 million for the three months ended September 30, 2006 compared to $24.0 million for the three months ended September 30, 2005. This $14.2 million increase is the result of the casino operations of four new truck stop locations and the average selling price of fuel rising from $2.42 to $2.77 per gallon.

Costs and Expenses. The Louisiana truck plazas’ costs and expenses were $33.6 million and $20.7 million for the three months ended September 30, 2006 and 2005, respectively. The increase in expense is due to the additional casino operations of four new truck stop locations and the average cost of fuel rising from $2.28 to $2.58 per gallon.

Earnings Before Interest, Taxes, Depreciation and Amortization. The Louisiana truck plaza’s EBITDA was approximately $4.6 million for the three month period ended September 30, 2006 as compared to $3.4 million for the same period of 2005. The $1.2 million increase as previously discussed is attributable to four new locations as well as increased business levels due to the hurricanes in August and September 2005.

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

Net Revenues. Colonial generated net revenues for the three months ended September 30, 2006 of $12.5 million compared to $11.7 million for the same period of 2005. The increase of total revenues of $0.8 million or 7% is due primarily to revenues generated by the new off track wagering facilities opened in Martinsville, Chesapeake, and Scott County, Virginia in August 2005, October 2005 and January 2006, respectively, and an increase in revenues from account wagering, offset by a decrease in total revenues at our remaining off track wagering facilities.

Costs and Expenses. Colonial’s costs and expenses were $12.8 million for the three months ended September 30, 2006 compared to $22.2 million for the same period of 2005. The decrease is primarily attributable to the $10.4 million acquisition of the Maryland-Virginia Racing Circuit, which was expensed in September 2005.

Earnings Before Interest, Taxes, Depreciation and Amortization. Colonial’s EBITDA loss was approximately $0.3 million for the three month period ended September 30, 2006 as compared to a loss of $10.5 million for the same period of 2005. As discussed above, the $10.2 million increase in EBITDA is primarily attributable to the acquisition of the Maryland-Virginia Racing Circuit, which was expensed in September 2005.

Corporate Overhead

Costs and Expenses. Corporate overhead costs and expenses increased $1.7 million from $1.6 million in the three months ended September 30, 2005 to $3.3 million in the comparable period of 2006. The increase in our corporate overhead was related to political campaign costs of $1.0 million, the write off of feasibility costs associated to the Dakota Works project of $0.4 million, an increase in consulting fees of $0.2 million, travel expenses of $0.1 million and professional accounting fees of $0.1 million, offset by a decrease in labor costs of $0.1 million.

Results of operations for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Colorado

Net Revenues. The $1.3 million increase in net revenues of our Colorado operations for the nine months ended September 30, 2006 compared to the same period of 2005 is attributable to an increase in net revenues at the Gilpin of $1.0 million and $0.3 million at The Lodge.  We believe the increase in net revenues at the Gilpin is attributable to our investments and improvements to our slot products to provide the latest games available in the market, the addition of a Poker room which opened in March of 2005 and our newly renovated valet lot which includes a heated waiting area.  We believe that the increase in the net revenues at The Lodge and the Gilpin is a result of growth in the Black Hawk market. Additionally, we believe that the casino revenues at The Lodge were positively impacted in 2005 due to construction disruption at two major competing casino properties.  Now that these casinos have completed their construction, we expect some of our previous and existing market share to be lost to increased competition.

Costs and Expenses. Total costs and expenses associated with our Colorado operations increased $0.1 million for the nine months ended September 30, 2006 compared to the same period of 2005.  The increase was a result of increased costs and expenses at The Lodge of $0.4 million offset by a decrease in costs and expenses at the Gilpin of $0.3 million. The increase in costs and expenses attributable to The Lodge was a result of increased gaming taxes, repairs and maintenance costs and payroll related expenses, which were partially offset by a decrease in bussing costs and bad check expense. The decrease in costs and expenses attributable to the Gilpin was a result of a decrease in marketing related expenses, bad check expense and repairs and maintenance costs, which were partially offset by an increase in gaming taxes due to increased revenues.  We expect that as competing casinos in our market complete expansion construction, it is likely that additional costs will be incurred for personnel and marketing as we attempt to keep our market share.

Earnings Before Interest, Taxes, Depreciation and Amortization.  EBITDA at our Colorado casinos was approximately $21.1 million for the nine month period ended September 30, 2006 as compared to $19.9 million for the same period of 2005. Based on the factors discussed above, the $1.2 million increase is primarily attributable to an increase at the Gilpin of $1.3 million partially offset by a decrease at The Lodge of $0.1 million.

Nevada

Net Revenues. The $4.4 million increase in net revenues of our Nevada operations for the nine months ended September 30, 2006 compared to the same period of 2005 is attributable to an increase in net revenues at the Gold Dust West-Reno of $0.8 million and $3.6 million generated by the newly acquired Piñon Plaza. The increase in net revenues of the Gold Dust West-Reno is primarily attributable to severe winter snow storms that occurred during the first half of 2005 and the completion of the razing of the hotel L-wing and subsequent completion of 70 additional surface parking spaces for our customers.

Costs and Expenses. Our costs and expenses increased $4.0 million for nine months ended September 30, 2006 as compared to the same period of 2005.  The increase in costs and expenses is attributable to $3.8 million of expenses generated by the newly acquired Piñon Plaza and $0.2 million of pre-opening expenses at Gold Dust West-Elko.

Earnings Before Interest, Taxes, Depreciation and Amortization.  As a result, our EBITDA at the Gold Dust West-Reno for the nine months ended September 30, 2006 and 2005 was $6.1 million and $5.3 million, respectively, while Piñon Plaza and Gold Dust West-Elko each contributed losses of $0.2 million.

Louisiana

Net Revenues. The Louisiana truck plazas generated net revenues of $113.5 million for the nine months ended September 30, 2006 compared to $65.9 million for the nine months ended September 30, 2005. This $47.6 million increase is the result of five new casino and/or truck stop operations, and an increase in the average per gallon sale price of fuel from $1.95 to $2.65.

Costs and Expenses. The Louisiana truck plazas’ costs and expenses were $96.8 million and $55.8 million for the nine months ended September 30, 2006 and 2005 respectively. This $41.0 million increase is the result of five new casino and/or truck stop operations, and an increase in the average per gallon cost of fuel from $1.84 to $2.49.

Earnings Before Interest, Taxes, Depreciation and Amortization. The Louisiana truck plaza’s EBITDA was approximately $16.7 million for the nine month period ended September 30, 2006 as compared to $10.1 million for the same period of 2005. The $6.6 million increase as previously discussed is attributable to five new casino and/or truck stop operations and increased business levels due to the hurricanes in August and September 2005.

Virginia

Net Revenues. Colonial generated net revenues for the nine months ended September 30, 2006 of $34.3 million compared to $31.1 million for the same period of 2005. The increase of total revenues of $3.2 million or 10% is due primarily to revenues generated by the new off track wagering facilities opened in Martinsville, Chesapeake, and Scott County, Virginia in August 2005, October 2005 and January 2006, respectively, and an increase in revenues from advance deposit wagering, offset by a decrease in total revenues at our remaining off track wagering facilities.

Costs and Expenses. Colonial’s costs and expenses were $33.5 million for the nine months ended September 30, 2006 compared to $42.0 million for the same period of 2005.  This $8.5 million decrease is primarily attributable to the $10.4 million acquisition of the Maryland-Virginia Racing Circuit, which was expensed in September 2005, combined with the elimination of the MJC fees, offset by increases attributable to the opening of new off track wagering facilities in Martinsville, Chesapeake, and Scott County, Virginia in August 2005, October 2005 and January 2006, respectively.

Earnings Before Interest, Taxes, Depreciation and Amortization. Colonial’s EBITDA was approximately $0.8 million for the nine month period ended September 30, 2006 as compared to a loss of $10.9 million for the same period of 2005. As discussed above, the $11.7 million increase is primarily attributable to the $10.4 million acquisition of the Maryland-Virginia Racing Circuit, which was expensed in September 2005, the opening of new off track wagering facilities in Martinsville, Chesapeake, and Scott County, Virginia in August 2005, October 2005 and January 2006, respectively, combined with an increase in account wagering commissions and the elimination of the MJC fees.

Corporate Overhead

Costs and Expenses. Corporate overhead costs and expenses increased $11.0 million from $5.6 million in the nine months ended September 30, 2005 to $16.6 million in the comparable period of 2006. The increase in corporate overhead was a result of pre-payment penalties, tender and consent costs incurred in the amount of $9.3 million. These costs represent the premium required to purchase the senior secured notes in 2006, prior to their maturity in 2009 and consent solicitation fees and expenses as part of the tender offer for such notes.  Other corporate overhead expenditures include political campaign costs of $1.4 million, the write off of feasibility costs associated to the Dakota Works project of $0.4 million, an increase in professional accounting fees of $0.1 million, consulting fees of $0.3 million and other net operating costs of $0.1 million, offset by a decrease in labor costs of $0.6 million.

5. Liquidity and capital resources

As of September 30, 2006, we had cash and cash equivalents of $23.3 million compared to $23.6 million in cash and cash equivalents as of December 31, 2005.  The $0.3 million decrease is the result of $4.9 million cash provided by operating activities, $41.1 million cash used in investing activities, and $35.9 million provided by financing activities, which is further discussed below.

On June 16, 2006 we completed our debt refinancing in the form of secured and unsecured indebtedness. The secured portion of our indebtedness, which was with a bank syndicate group, consists of a $100 million senior secured credit facility which is broken down into: (1) a $40 million six-year term loan facility; (2) a $40 million five-year revolving credit facility; and (3) a $20 million six-year delayed draw term loan facility.  The delayed draw term loan facility allows us to make up to two borrowings prior to December 31, 2006 to finance certain capital expenditures (which is discussed in further details below).  Any borrowings under our senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined, and (2) the federal funds rate plus ½ of 1% or (b) a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs.  The unsecured portion of our debt is in the form of $210 million of 9¾% unsecured senior notes rank equally in right of payment with all of our existing and future unsecured senior indebtedness and senior to any existing and future subordinated indebtedness. The notes are effectively subordinated to any secured indebtedness (including indebtedness under our senior credit facility) up to the value of the collateral securing such indebtedness.  The notes are guaranteed by our current and future restricted subsidiaries that also guarantee our senior credit facility.

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

Upon closing, we utilized $250 million ($210 million from the unsecured indebtedness and $40 million from our secured term loan facility) to refinance our old notes ($148 million), to pay related pre-payment penalties, tender and consent costs ($9.3 million), and accrued and unpaid interest ($6.7 million); refinance our existing revolving loan and other outstanding debt of $26.5 million plus accrued and unpaid interest ($0.8 million); acquire a gaming property in Carson City, Nevada of $14.5 million plus additional costs and expenses ($0.2 million); acquire 3 additional truck plazas plus raw land from an affiliated entity for $14.4 million and $0.6 million, respectively; pay distributions to our shareholders of $18.8 million; pay estimated transaction expenses of approximately $9.7 million; and on June 21, 2006 and July 12, 2006 we acquired the Vinton and St. Helena truck plaza video gaming facilities from unrelated third parties for $2.3 million and $3.4 million, respectively; with excess uses over proceeds paid from our cash on hand.

As discussed above, on June 16, 2006 we completed a significant refinancing of our senior secured and unsecured debt.  As of September 30, 2006, we have $34 million available on our revolving senior credit facility for acquisitions and/or capital expenditure programs.  The revolving senior credit facility carries an interest rate of 2.50% above LIBOR and expires in June 2011.

As of September 30, 2006, our total debt approximates $264.0 million. Our future liquidity, which includes our ability to make semi-annual interest payments on June 15 and December 15 of each year, depends upon our future operational success.

We do not have any off-balance sheet financing arrangements or transactions with unconsolidated, limited purpose entities nor are any contemplated in the future.

We believe that our cash flow from operations, cash and cash equivalents and our $40 million senior revolving credit facility discussed above will be adequate to meet our debt service obligations and operational expenditures, as well as our capital expenditure requirements for the next twelve months.  Further, we plan to develop our project in Elko, Nevada which we expect to complete during the first quarter of 2007.  As of September 30, 2006, we have capitalized $3.0 million of property, plant and equipment, including a capital lease totaling $1.4 million. As discussed, we have available a $20 million delayed draw term loan, which we will utilize to complete the development of our Elko property.  While we believe these two sources will provide us sufficient liquidity over the next twelve months, we can give no assurance that these sources of cash will be sufficient to enable us to do so.  Further, in addition to our normal capital expenditure requirements, we anticipate that we will pursue the acquisition of other properties and continue to engage in the pursuit of new development opportunities. It is possible that we may need to enter into new financing arrangements and raise additional capital in the future if we are unable to sustain our current operations.  Our ability to incur additional debt is further restricted by the terms and covenants of our senior secured and senior unsecured notes.  We can give no assurance that we will be able to raise any capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all.  Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, and therefore heighten the related risks we currently face.

We also face the risk that there could be a decline in the demand for our products and services, which would reduce our ability to generate funds from operations. While we believe our cash flows are geographically diverse, at present we do have a significant concentration of cash flows generated in the Black Hawk, Colorado and Louisiana markets. Should the Black Hawk or Louisiana markets decline or become saturated or should competition erode our market share, we would suffer a decline in available funds generated from operations. If this were to occur, there exists the possibility that our credit rating could be downgraded, which would further reduce our ability to access the capital markets and obtain additional or alternative financing.  See the section “Risk Factors” in our Form S-4.

During September 2006, we acquired less than 2 percent of the outstanding shares of a publicly-traded company.  This investment is accounted for as available-for-sale equity securities and has been recorded at fair value in long-term assets, with unrealized gains recognized as accumulated other comprehensive income.  As of September 30, 2006, the fair value is $3,700 and unrealized gains included in accumulated other comprehensive income total $278.  Through November 7, 2006, we have acquired an additional 419,550 shares at a cost of $4,522, increasing our total ownership to 3 percent of the outstanding shares of the publicly-traded company.  We acquired the shares of this company because we believe the shares present an attractive investment opportunity to achieve capital appreciation.

In Ohio, we provided support for a proposed constitutional amendment that would have established a tuition grant program for Ohio students to attend public or private colleges in the state.  This program would have generated nearly $1 billion per year in college scholarships, while an additional $200 million per year would have been earmarked to local governments for attracting new business and jobs, by allowing up to 3,500 slot machines at each of the state’s seven existing racetracks and two locations in downtown Cleveland.  Ohio residents voted on the proposed constitutional amendment on November 7, 2006 and the amendment was not approved by voters.  For the nine months ended September 30, 2006, we expensed $1,516 and through November 7, 2006 we funded a total of $3,255 in support of this amendment.

The following table provides disclosure concerning JEI’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of September 30, 2006.

(In Thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$454,834	$26,080	$51,876	$58,188	$318,690
Operating leases (2)	42,154	2,492	4,555	3,627	31,480
Other long-term obligations (3)	25,974	2,028	3,435	3,011	17,500
Total contractual cash obligations	$522,962	$30,600	$59,866	$64,826	$367,670

(1)                   Long-term debt includes principal and interest owing under the terms of our senior unsecured notes, our senior secured credit facility, the Black Hawk special assessment bonds, indebtedness of Colonial Holdings and various capital leases.

(2)                   Operating leases include a land and warehouse lease for the Gold Dust West-Reno in Reno, Nevada, a land lease for Piñon Plaza in Carson City, Nevada, a land lease for Gold Dust West-Elko in Elko, Nevada, a land and building lease for Vinton in Vinton, Louisiana, and other leases for property and equipment.

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

Property and equipment

We have a significant investment in long-lived property and equipment representing approximately 69% of our total assets, which includes the recent acquisitions of Piñon Plaza and the video gaming truck stops. We estimate that the undiscounted future cash flows expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimate of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results. We review the carrying value of our property and equipment when events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use.  Further, we assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each class of assets.  Should the actual useful life of a class of assets differ from the estimated useful life, we would record an impairment charge. We review useful lives and obsolescence and assess the commercial viability of our assets periodically.

Goodwill and other intangible assets

We have approximately $38.5 million in goodwill recorded on our consolidated balance sheet resulting from the acquisition of other businesses.  We do not have any other nonamortizing intangible assets on our consolidated balance sheet.  We annually review our goodwill for impairment or when circumstances indicate necessary.  The annual evaluation of goodwill requires the use of estimates about future operating results of each reporting unit to determine its estimated fair value.  Changes in forecasted operations can materially affect these estimates.  Once an impairment of goodwill has been recorded, it cannot be reversed.  We are in the process of performing our annual impairment test as of September 30, 2006 and do not anticipate any impairment to our goodwill.  Finally, we have reassessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk.

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. On June 16, 2006 we issued $210 million of 9¾% senior unsecured notes due in 2014.  Additionally, on June 16, 2006, we issued $40 million in a secured term loan financing and have available (i) a secured revolving facility of $40 million (ii) and a delayed draw term loan of $20 million. The proceeds of these two issuances were used to finance our acquisitions, refinance existing debt and for working capital purposes. The senior unsecured notes bear interest at a fixed rate of 9¾% and our senior secured debt (of which $46 million is outstanding as of September 30, 2006) bears interest at 2.50% above LIBOR.

If market interest rates increase, our cash requirements for interest on the senior secured credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior secured credit facility balance would also decrease.

There would be no material change in our cash requirements for interest should market rates increase or decrease by 1% compared to interest rate levels at September 30, 2006.

We currently do not invest in derivative financial instruments, interest rate swaps or other similar investments to alter interest rate exposure.

Item 4.     Controls and Procedures.

We have carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2006. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to Jacobs Entertainment, Inc. management, including the company’s Chief Executive Officer and Chief  Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

We are involved in routine litigation arising in the ordinary course of business.  We believe these matters are covered by appropriate insurance policies.

Item 1A.   Risk factors.

There has been no material change in the risk factors disclosed in Amendment No. 1 to our Registration Statement on Form S-4 filed September 29, 2006, File No. 333-136066.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders.

None

Item 5.     Other Information.

None

Item 6.     Exhibits.

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d — 14(a) under Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Reg ulation S-K.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d — 14(a) under Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Reg ulation S-K.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of It em 601 of Regulation S-K.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of It em 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jacobs Entertainment, Inc.

Registrant

Date: November 9, 2006	By:	/s/ Jeffrey P. Jacobs
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