Form 10-K
period 2006-12-31
JACOBS ENTERTAINMENT INC
filed 2007-03-27
CIK 1173284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (“Act”)

For the fiscal year ended December 31, 2006

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

Yes   ☐   No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  No market exists for the common stock of the registrant; as of March 15, 2007 all of its outstanding shares of common stock are held by one person.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 15, 2007
Class A Common Stock, $0.01 par value	1,320 shares
Class B Common Stock, $0.01 par value	180 shares

DOCUMENTS INCORPORATED BY REFERENCE:  None

See the exhibit index which appears on page E-1.

JACOBS ENTERTAINMENT, INC.

2006 ANNUAL REPORT ON FORM 10-K

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this report that relate to matters that are not historical facts that we refer to as “forward-looking statements” regarding, among other things, our business strategy, our prospects and our financial position. These statements may be identified by the use of forward-looking terminology such as “believes,” “estimates, “expects, “intends,” “may,” “should” or “anticipates” or the negative or other variation of these or similar words, or by discussion of strategy or risks and uncertainties. Forward-looking statements in this report include, among other things, statements concerning:

•                                               projections of future results of operations or financial condition;

•                                               expectations for our casino, truck plaza and horse racing properties; and

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

•                                        Members of our board of directors indirectly own 100% of Jacobs Entertainment, Inc. and could have interests that conflict with yours.

•                                        We rely on the maintenance of agreements with horsemen at our horse racing facility.

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

NON-GAAP FINANCIAL MEASURES

Consolidated and property level EBITDA and the related ratios presented in this report are supplemental measures of our performance that are not required by, or presented in accordance with, generally accepted accounting principles. EBITDA is not a measurement of our financial performance under generally accepted accounting principles and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with generally accepted accounting principles, or as an alternative to cash flow from operating activities as a measure of our liquidity.

EBITDA consists of net income (loss) plus depreciation and amortization, interest expense, net of capitalized interest, and taxes. EBITDA is presented because it is used by our management as a supplemental performance measure to analyze the performance of our business and because it is frequently used by securities analysts, investors and others in their evaluation of companies in our industry, substantially all of which present EBITDA when reporting their results.

We use EBITDA, subject to certain adjustments, as a measure in debt covenants in our debt agreements. Our bank credit agreement and our indenture use EBITDA, subject to certain adjustments, to measure our compliance with debt covenants. We also use EBITDA to evaluate and price potential acquisition candidates. We believe EBITDA facilitates operating performance comparisons from period to period and company to company by removing potential differences caused by variations in capital structures (affecting relative interest expense), tax positions (such as the impact on periods or type of companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense).

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

•                                          EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

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

Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our generally accepted accounting principles’ results and using EBITDA only supplementally. See our consolidated financial statements and the notes to those statements included elsewhere in this report.

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

PART I

Item 1.                    Business.

Introduction

Jacobs Entertainment, Inc. (“Jacobs Entertainment”, “we”, “us” and “our”) was formed as a Delaware corporation on April 17, 2001. We are a developer, owner and operator of gaming and pari-mutuel wagering facilities throughout the United States, with properties located in Colorado, Louisiana, Nevada and Virginia. We own and operate five land-based casinos, 16 video gaming truck plazas (three of which are leased) and a horse racing track with nine satellite-wagering facilities (five of which are leased). In addition, we are party to an agreement that entitles us to a portion of the gaming revenue from an additional truck plaza video gaming facility.

All of our gaming facilities target local customers and emphasize revenues from slot machine play or video gaming, or both. For the year ended December 31, 2006, our net revenues and EBITDA were approximately $312.3 million and $34.5 million, respectively. See Note 17 to our consolidated financial statements for information concerning the operational performance of the segments of our business.

The following table sets forth certain information and property level EBITDA (excluding corporate overhead) of our properties:

						Year Ended
			As of December 31, 2006			December 31, 2006
			Approximate
			Gaming
			Square	Gaming	Table	Hotel	Property Level
Property	Location	Facility Type	Footage	Machines	Games	Rooms	EBITDA (1)
							(in thousands)
The Lodge Casino	Black Hawk, Colorado	Land-based casino	25,000	1,020	30	50	$21,029
Gilpin Casino	Black Hawk, Colorado	Land-based casino	16,000	457	16		6,087
Gold Dust West- Reno	Reno, Nevada	Land-based casino	17,500	492	0	40	8,218
Gold Dust West - Carson City	Carson City, Nevada	Land-based casino	12,000	368	8	148	(1,147)
Gold Dust West- Elko(2)	Elko, Nevada	Land-based casino	13,000	350	6		(499)
Louisiana Truck Plazas	Louisiana (17 various locations)	Video gaming	12,000	825	0		21,016
Colonial Downs Racetrack and satellite wagering facilities	Virginia (9 various locations)	Horse racing and pari-mutuel wagering	N/A	N/A	N/A		863

Total			95,500	3,512	60	238	$55,567

(1)                    Property Level EBITDA excludes corporate overhead expense of $21.2 million in the aggregate for all of our properties.

(2)                    Under construction at December 31, 2006. Opened March 5, 2007.

The following is a reconciliation of our property level EBITDA to our property level net income (loss) (in thousands):

		Depreciation			Income	Net
		and	Interest	Interest	Tax	Income
Year ended December 31, 2006	EBITDA	Amortization	Income	Expense	Benefit	(Loss)
The Lodge Casino	$21,029	$3,810	$35	$10,084		$7,170
Gilpin Casino	6,087	1,725	12	3,057		1,317
Gold Dust West-Reno	8,218	1,539	32	3,854		2,857
Gold Dust West-Carson City	(1,147)	727	13	827		(2,688)
Gold Dust West-Elko	(499)	—	4	90		(585)
Louisiana Truck Plazas	21,016	3,302	91	3,736		14,069
Colonial Downs	863	2,069	78	627		(1,755)
Total Property Level EBITDA	55,567	13,172	265	22,275		20,385
Corporate overhead	(21,241)	520	87	9,630	$103	(31,201)

Total	$34,326	$13,692	$352	$31,905	$103	$(10,816)

Business Strategy and Competitive Strengths

Our business strategy is to continue to develop a broad, geographically diversified base of gaming and pari-mutuel wagering properties that seek to provide our customers with an enjoyable entertainment experience, and in turn to generate significant customer loyalty, and, in turn, repeat business.

We believe that there are opportunities for growth and operational efficiencies in the markets in which we operate. Black Hawk, Colorado was one of the fastest growing gaming markets in the country, having experienced a 26.3% compound annual growth in gaming revenue, from 1998 through 2000. Revenues in 2001 through 2003 stabilized at approximately $500 million annually and rose to $524 million in 2004, $535 million in 2005 and $554 million in 2006. We believe that our two Black Hawk properties will continue to be competitive, and in 2003 we renovated our Gilpin Hotel Casino property in Black Hawk to enhance our competitive position. In 2006, we remodeled and improved the entrance and access to The Lodge Casino.

In 2006, we acquired an operating casino in Carson City, Nevada, and we entered into a land and building lease to develop a casino in Elko, Nevada. We have identified, evaluated and continue to consider several other potential small casino opportunities in Nevada.

In the last three years, we acquired and/or developed 10 additional Louisiana truck plaza video gaming facilities and we believe that there are other Louisiana truck plaza video gaming properties that may be available for acquisition.

In November 2003 and 2004, referendums were passed in four localities in Virginia that allowed us to expand our off-track wagering facilities from four to nine such facilities in the last three years. In addition, we may acquire or develop additional gaming properties in different jurisdictions catering to local gaming patrons in the future, further expanding our geographic diversity. Our strategy for our horse racing operations is to be a competitive participant in the industry by capitalizing on our unique dirt and turf track facilities for live racing, hosting marquee racing events, and expanding our off-track wagering facility network under appropriate circumstances.

Our competitive strategies and strengths include:

Generate Repeat Business by Catering to Local Gaming Patrons. We focus on attracting and fostering repeat business from local gaming patrons at all of our properties. Our strategy for establishing a strong presence with local residents or patrons is to provide a user-friendly gaming environment featuring convenient locations, high quality food at affordable prices and promotional incentives that reward frequent play. In order to maximize exposure to the local and surrounding communities in the most cost-effective manner, we utilize computerized slot data tracking systems that allow us to track individual play and payouts and develop mailing lists for special events, contest play and promotions. We also participate in busing programs with unaffiliated transportation companies to bring patrons from the greater Denver metropolitan area and surrounding communities to our two properties located in Black Hawk, Colorado.

Expand Louisiana Truck Plaza Business. During the last 12 months, we have expanded our presence in the Louisiana truck plaza market by either acquiring or opening five truck stop gaming plazas. Our strategy of expanding our presence in the Louisiana truck plaza market is driven by (i) the consistent revenue each facility generates, (ii) the high return on investment associated with operating the truck plazas, and (iii) the relatively low capital expenditures necessary to maintain the facilities.

Enter Additional Locals-Oriented Markets. Our management team has a proven track record of successfully operating casinos that cater to local residents or day trip patrons who reside in close proximity to the properties. In an effort to leverage this operating experience and enter two additional locals-oriented markets, we acquired Piñon Plaza, located in Carson City, Nevada, in June 2006. This facility has 368 slot machines and eight table games on its 12,000 square foot gaming floor. We opened a new casino in Elko, Nevada on March 5, 2007 that features a 13,000 square-foot casino floor with 350 ticket in-ticket out (TITO) slot machines and eight table games.

Broad Geographic and Asset Diversification. We believe that because of our geographic and asset diversification, we are less dependent on results at a specific property or in a specific market to generate our cash flow. This geographic diversity helps mitigate our susceptibility to regional economic downturns or weather conditions.

Strong Emphasis on Slot and Video Gaming Revenues. All of our gaming facilities emphasize slot machine or video gaming play, or both. We believe slot machine play to be the fastest growing, most consistently profitable and lowest risk segment of the gaming entertainment business. We offer a wide variety of games to attract customers and encourage them to play for longer periods of time, thereby promoting the stability of our gaming revenue. We intend to maximize slot and video gaming revenue by continuing to invest in state-of-the art equipment and systems and replacing older models with the most current product offerings in appropriate markets. Approximately 95% of our slot machines and video poker machines feature TITO technology at March 1, 2007.

Significant Barriers to Entry. There are significant regulatory and other barriers to entry in each of the markets in which we operate. The gaming industry in each of our markets is governed by a state gaming commission. In order to enter the gaming industry in any of our markets, a potential new entrant must work through a costly and lengthy regulatory process, which could last anywhere from 12 to 18 months depending on jurisdiction and type of gaming. Beyond the regulatory barriers, the need for significant investments of time and capital also restricts potential new entrants. The discussion that follows provides a sample of the specific barriers to entry in each of our markets.

In the Black Hawk, Colorado market, barriers to entry include (i) the scarcity of land available for development within the approved gaming district, which is defined in the state constitution, the Gaming Commission’s regulations and the City of Black Hawk’s ordinances, and (ii) the high cost of acquiring land and constructing new gaming facilities. There are stringent licensing requirements and substantial licensing and compliance expenses attendant to commencing and conducting gaming operations in Nevada. In Louisiana, the barriers to entry include restrictions that require truck plaza video gaming facilities to meet specified minimum levels of diesel and total fuel sales, have a specified minimum site acreage and conduct restaurant operations not fewer than 12 hours per day and to keep a convenience store open 24 hours per day. These restrictions also prohibit the operation of more than 50 video gaming machines at any location and require truck plaza video gaming facilities to be located only in those parishes that voted to continue video gaming during a one-time statewide referendum in 1996. In Virginia, in all but the county in which we operate and one additional county, any potential operator of any competing horse racing track would need to secure passage of a referendum in the locale in which the track is to be operated. In addition, an unlimited racetrack owner’s and operator’s license is required in order to have off-track wagering facilities. Off-track wagering facilities can be opened only in the current jurisdictions in which we operate plus one other county without passage of additional referendums. The number of off-track wagering facilities is limited by statute to a statewide total of 10 and we currently operate nine, leaving only one potentially available. The high cost of building a new racetrack in Virginia presents an additional barrier in that state.

Strong, Experienced Management Team. Our senior management team is an experienced group of industry veterans. Jeffrey P. Jacobs, our Chairman and Chief Executive Officer, has been Black Hawk Gaming’s Chief Executive Officer since November 1996 and the Chief Executive Officer of Colonial Holdings, Inc. (“Colonial”), our wholly owned subsidiary, since March 1997. Stephen R. Roark, our President, has been Black Hawk Gaming’s President since September 1995 and its Chief Financial Officer from 1993 to 2006. Ian M. Stewart, our President of Pari-Mutuel Wagering, has been President of Colonial since November 1998 and its Chief Financial Officer since June 1997. Michael Shubic, our Chief Operating Officer, has over 30 years of experience in the gaming industry. Brett Kramer, our Chief Financial Officer, has over 12 years experience with us in various financial capacities. The four general managers of our casinos, who have a combined total of over 60 years of casino management experience, report directly to Mr. Shubic. Stan Guidroz is Vice President of Operations and oversees our truck plaza video gaming operations and has over 12 years of experience in the truck plaza video gaming business. Mr. Guidroz reports directly to Mr. Shubic. Further, Mr. Guidroz is supported by Reid Smith, John Jurewicz and J. Richard Gottardi, who oversee the day-to-day operations of our truck plaza video gaming operations and who have over 25 years of combined experience in the gaming industry. We believe the expertise and experience of our management team enables us to enhance the operation of our existing properties and any properties we may acquire in the future.

Our Properties and Operations

The Lodge Casino—Black Hawk, Colorado. The Lodge Casino in Black Hawk, Colorado, which commenced operations in June 1998, is one of 21 casinos located in the gaming district of Black Hawk. The Lodge services the greater Denver metropolitan area, which is located 40 miles east of Black Hawk and has a population of approximately 2.4 million, as well as customers from nearby communities such as Boulder and Fort Collins, Colorado and Cheyenne, Wyoming. We believe that most of The Lodge’s customers are primarily day trip patrons who reside in the greater Denver metropolitan area. As of December 31, 2006, the Black Hawk market had approximately 10,000 gaming devices (slot machines, blackjack and poker tables) generating approximately $554 million in revenues for the year then ended. The Lodge is one of the largest gaming facilities in the market.

The Lodge is located on a 2.5 acre site that abuts State Highway 119, with approximately 25,000 square feet of gaming space on two floors containing 1,020 slot machines and 30 table games, 50 hotel rooms, three restaurants, four bars and on-site parking for 600 vehicles. Our property includes The White Buffalo Grille, an upscale dining facility, and a buffet that was completely remodeled in 2002 at a cost of $1 million. Black Hawk has no significant lodging facilities other than our facility and the Isle of Capri, which has a 397-room hotel at its Black Hawk casino. Another competitor has announced plans to construct a 537-room hotel directly across from The Lodge Casino, which is expected to be completed in the spring of 2008.

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

The Gilpin Casino—Black Hawk, Colorado. The Gilpin Casino, which commenced operations in October 1992, is located on a one-acre site in the central Black Hawk gaming district. We expanded our facility through the acquisition of an adjacent casino in early 1994. We were one of the first casinos opened in Colorado following the legalization of casino gaming in 1991. We offer 457 slot machines and a 16 table poker room. The Gilpin has a restaurant and two bars and a slot club and utilizes busing and other promotional programs, similar to those of The Lodge. We have available to our customers 200 surface parking spots in the heart of historic Black Hawk.

In November 2004, we began a renovation of the third floor of the Gilpin Casino, which was completed in March 2005 at an approximate cost of $1.8 million. This addition, called the Gilpin Poker Room, initially added 16 live action poker tables with the space to add an additional 4 tables.

The Gold Dust West-Reno—Reno, Nevada. Gold Dust West-Reno, which we acquired in 2001, is located on 4.6 acres in Reno’s central downtown gaming district and has been operating since 1978. Gold Dust West-Reno caters to residents of Reno and surrounding areas and has approximately 17,500 square feet of gaming space, which offers 492 slot machines. Gold Dust West-Reno also features the Wildwood Restaurant, a 6,600 square foot dining facility, and has parking for 300 vehicles. The property currently offers 40 motel rooms. We implemented a slot player tracking system in September 2002, which has facilitated improvement of the casino’s operating results. During 2002, we also made several additional improvements to the property, including a significant remodeling of the Wildwood Restaurant’s kitchen and serving line, the addition of outdoor signage, and general landscaping improvements.

Gold Dust West-Carson City—Carson City, Nevada. On June 25, 2006, we closed an agreement with Capital City Entertainment, Inc. (“CCI”), an unaffiliated party, under which we acquired all of the assets of Piñon Plaza, a division of CCI which we have now re-branded as Gold Dust West-Carson City. The assets included all of the personal property, buildings and improvements used by Piñon Plaza in the operation of its casino, hotel, bowling alley and RV park in Carson City, Nevada. The purchase price for the assets was $14.5 million.

Contemporaneously, we entered into a triple net ground lease covering land underlying the assets which began upon closing of the asset purchase agreement discussed above. The lessor is a family trust affiliated with CCI. The lease has a ten year term with two ten year extensions at our option. Rentals under the lease are $250,000 per year for years one through five, $300,000 per year for years six through ten, and a rate based on an MAI (Member of the Appraisal Institute) appraisal of the property during the first and second extension terms. We have the right to purchase the leased land at an MAI appraised value at the end of the first ten year term. We also have a right of first refusal should the lessor seek to sell the leased land to a third party.

Gold Dust West-Carson City, which commenced operations in 1995, is a 140,000 square foot facility located on approximately 18 acres covered by the land lease described above. Gold Dust West-Carson City offers 368 slot machines and eight table games, four restaurants and two bars. It has a slot club and offers various promotional packages, many associated with its 32 lane bowling alley. Gold Dust West-Carson City has 148 hotel rooms. It also owns and operates a 48 space RV park as part of the resort. There are 750 parking spaces for Gold Dust West-Carson City’s casino patrons and hotel guests.

Gold Dust West-Elko—Elko, Nevada. On November 14, 2005, we entered into a triple net lease with an unaffiliated party for the lease of a 37,000 square foot building and approximately six acres of land in Elko, Nevada. The lease has a five-year term with three five-year renewals at our option. Rent under the lease is $225,000 for the first year, with $50,000 of the first year rent abated as an allowance for tenant improvements. The second year’s rent is $375,000 and for years three through five the annual rent is $450,000.

We have the right to buy the land and the building any time after the first 12 months through the 60th month for $5 million and from the 61st month through the 120th month for $5.4 million.

We renovated and upgraded the building and installed approximately 350 slot machines, six table games and appropriate food and beverage offerings. We estimate total pre-opening and gaming device costs to be approximately $25 million. We commenced renovation during the third quarter of 2006 and opened the casino on March 5, 2007.

Louisiana Gaming Properties. Our truck plaza properties consist of 16 truck plaza video gaming facilities located in Louisiana (of which three are leased). We are also party to an agreement that entitles us to a portion of the gaming revenues from a 17th truck plaza (Cash’s Truck Plaza and Casino in Lobdell). Each truck plaza features a 24 hour per day convenience store, fueling operations, a restaurant operating not fewer than 12 hours per day, and 50 video poker devices (except for two of our truck plazas which have 40 devices, one which has 47 devices and one which has 48 devices).

The Louisiana truck plazas’ revenues comprise (i) revenue from video poker gaming machines; (ii) sales of gasoline and diesel fuel; (iii) sales of groceries, trucker supplies and various items through their convenience stores; (iv) sales of food and beverages in their restaurants and bars; and (v) miscellaneous commissions on ATMs, pay phones and lottery sales.

The Louisiana video gaming industry consists of video gaming in 31 of Louisiana’s 64 parishes. The industry is highly regulated and video gaming machines can only be placed in qualifying bars, restaurants, hotels, satellite wagering facilities and truck plazas. In order to qualify for video gaming, a truck plaza must offer diesel fuel, gasoline, a convenience store, a restaurant and a place for truck drivers to shower and sleep. Our video gaming machines are located in a separate gaming room that is designed to provide a pleasant casino-like atmosphere. As of December 31, 2006, Louisiana had 162 licensed truck plazas.

The Louisiana truck plaza video gaming market caters primarily to local residents, whom we believe contribute to the vast majority of truck plaza gaming revenue. We believe that most of our video gaming customers live within a five-mile radius of our properties.

Colonial Downs—New Kent, Virginia. Colonial Downs, which opened in 1997, is a racetrack in New Kent, Virginia, which primarily conducts pari-mutuel wagering on thoroughbred and harness racing. The track facility was designed to provide patrons with a pleasant atmosphere to enjoy quality horse racing. The outside grandstand area, located on the first floor of the track facility, has an occupancy capacity of approximately 4,000 patrons. Also located on the first floor of the track facility are two simulcast television amphitheaters, two covered patio-seating areas, two bars, a large concession food court, gift shop, and wagering locations with approximately 72 tellers. The Jockey Club, which is in the main grandstand area located on the third floor of the track facility, includes a full-service dining area with a seating capacity of 548 patrons, two separate lounge areas, and additional wagering locations with 24 tellers. On the fourth floor is the Turf Club with seating for full service dining for 125 along with 10 luxury suites with skybox seating and a wagering location with eight tellers. In 2005, we added outdoor seating for additional patrons along the track’s homestretch in an area called “the Green.”

The dirt track at Colonial Downs is one and one-quarter miles in length and is one of the largest tracks in the United States. Based on our knowledge of the industry, we believe the 180-foot wide turf track is the widest turf track in the country, thereby establishing the track as one of the major turf racing facilities in the Mid-Atlantic region.

In addition to our racetrack, we operate nine satellite wagering facilities in Virginia. These facilities provide simulcast pari-mutuel wagering on thoroughbred and harness racing from our racetrack and selected other racetracks throughout the United States. Our Virginia satellite wagering facilities are located in Brunswick County, Scott County, Hampton, Martinsville, Vinton, Chesapeake (two facilities) and Richmond, Virginia (two facilities). These facilities employ state of the art audio/video technology for receiving quality import simulcast thoroughbred and harness racing from nationally known racetracks.

In 2005, Colonial Downs created a new stakes race, the Colonial Turf Cup, which together with the Virginia Derby forms the first two legs of the Grand Slam of Grass™. The Grand Slam of Grass™ consists of four races including the two races at Colonial Downs, the Secretariat to be held at Arlington Park, and the John Deere Breeders’ Cup Turf at Monmouth Park in 2007.  Since the inception of The Grand Slam of Grass™, we have guaranteed $5 million to any horse that sweeps the four race series.  Of the $5 million guarantee, approximately $3 million would be paid as a result of the cumulative purse winnings from the four races. The remaining approximate $2 million would be paid by us as a bonus award.  Annually, we purchase an insurance policy to cover $2 million of this bonus payment if that payment were to be required.  Since inception of The Grand Slam of Grass™, no single horse has won all four legs of the series.  The Colonial Turf Cup and the Virginia Derby will be broadcast nationally in 2007 on CBS.

Satellite Wagering Facilities, Virginia. In addition to our racetrack facility, we operate nine satellite wagering facilities in Virginia (five are leased). These facilities provide simulcast pari-mutuel wagering on thoroughbred and harness racing from our racetrack and selected other racetracks throughout the United States. Our satellite wagering facilities are located in Brunswick County, two in Chesapeake, Hampton, Martinsville, Scott County, Vinton, and two in Richmond. These facilities employ state-of-the-art audio/video technology for receiving quality import simulcast thoroughbred and harness racing from nationally known racetracks.

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

The Nautica Properties. We have acquired from affiliated parties several options to lease and options to purchase land and certain improvements on the west bank of the Cuyahoga River in Cleveland, Ohio. We refer to these properties, covering an aggregate of approximately 624,000 square feet of land (14.4 acres) and a building comprised of 47,380 square feet of net rentable space, as the Nautica Properties. The Nautica Properties consist of six parcels and require aggregate option payments of $500,000 per year. The option agreements give us the right during the next three and one-half years to purchase two parcels and the right to purchase or enter into long term leases on the other four parcels. In general, the purchase price of the parcels would be based on independent appraisals of the land and improvement values, if casino gaming were to become legal in Ohio and the Nautica Properties were a licensed gaming venue. Our Chairman and Chief Executive Officer owns varying interests in five of the six parcels.

Although we may elect not to exercise the options unless casino gaming opportunities arise, we nonetheless have the right to acquire all or part of the Nautica Properties for other purposes. If casino gaming is not legal but we decide to exercise our options, the aggregate purchase price would be approximately $6.2 million for two parcels and the aggregate annual lease payments on four parcels would be approximately $450,000. The purchase price and rent payments would be increased if, in the future, casino gaming became legal in Ohio and a casino is licensed at Nautica.

Seasonality and Weather Conditions

Seasonality and weather conditions can affect our results of operations. Winter travel conditions can adversely affect patronage and revenues at our Colorado casinos, which we experienced in late 2006 and early 2007. Although casino business is not seasonal, levels of gaming activity increase significantly during weekends and holidays, especially holiday weekends. Hurricanes Katrina and Rita temporarily affected our truck plaza video gaming operations in late 2005. Similar  hurricanes could have a material adverse effect on our Louisiana operations in future years. Our pari-mutuel wagering revenues are higher during scheduled live racing than at other times of the year. Adverse weather conditions can cause cancellation of or curtail attendance at outdoor races, thereby reducing wagering and our revenues. Attendance and wagering at both outdoor races and satellite wagering facilities can be harmed by holidays and other competing seasonal activities.

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

We compete with other forms of gaming and entertainment such as online computer gaming, bingo, pull-tab games, card parlors, sports books, pari-mutuel or telephonic betting on horse racing and dog racing, state-sponsored lotteries, video lottery terminals, and video poker terminals. We may compete with gaming at other venues including internet gaming, although its legality is presently unclear.

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

Our Colorado casinos are on opposite sides of Main Street in Black Hawk. Because of their proximity, our Black Hawk casinos compete for some of the same customers. Further, there were 20 other casinos operating in Black Hawk on December 31, 2006. There were approximately 10,000 gaming devices (slot machines, blackjack and poker tables) in Black Hawk as of December 31, 2006.

Central City is located adjacent to Black Hawk and provides the most direct competition to the gaming establishments in Black Hawk. There were six casinos operating in Central City with approximately 2,000 gaming devices as of December 31, 2006. Black Hawk has historically enjoyed a competitive advantage over Central City in large part because access by State Highway 119 (formerly the only major access to Black Hawk from the Denver metropolitan area and Interstate 70) requires customers to drive by and, in part, through Black Hawk to reach Central City. Central City acquired a right-of-way and formed an entity to construct a road from I-70 directly into Central City, commonly referred to as the Central City Parkway. Financing was obtained and road construction was completed in late 2004. It is now possible for certain traffic that passed through Black Hawk to proceed directly to Central City from Interstate 70. Nonetheless, motorists driving from the Denver metropolitan area still have the option of choosing to go either to Black Hawk or Central City without having to drive through the other town. Since completion of the Central City Parkway, three casinos in that town reopened but only one of the three currently remains in operation.

Large, well-financed companies have entered the Black Hawk and other Colorado markets and others may enter through the purchase or expansion of existing facilities, which could have a material adverse effect on our results of operations and financial position. For example, the Mountain High Casino (formerly the Black Hawk Casino by Hyatt) opened in December 2001. The Mountain High Casino is directly across the street from The Lodge Casino. On January 1, 2005, Ameristar Casinos, Inc. purchased this facility and has since commenced construction of a 537 hotel room tower, a convention center, and other amenities. Under Ameristar’s ownership, this facility has been expanded to approximately 1,900 slot machines and 24 table games, and a parking garage accommodating 800 vehicles. No other casinos are currently under construction in Black Hawk. In 2003, the Isle of Capri Casinos, Inc. purchased Colorado Central Station, directly across the street from its existing facility and subsequently completed a major renovation and expansion project physically linking the two properties. The combined casinos are the largest in Black Hawk with approximately 2,025 gaming devices, 258 hotel rooms and 1,700 parking spaces. The Isle of Capri is noted for its aggressive marketing programs. The Mardi Gras casino, next to our Lodge casino, was purchased in 2005 and the new owners can be expected to develop and implement new marketing programs.

Our Gold Dust West Casino-Reno, encounters strong competition from large hotel and casino facilities and smaller casinos similar in size to our Gold Dust West-Reno in the Reno area, which includes Sparks, Nevada. There is also competition from gaming establishments in other towns and cities in Nevada and from a significant Native American gaming facility located near Sacramento, California. Our Gold Dust West-Carson City and Gold Dust West-Elko, Nevada casinos face competition from several casinos in those cities and many other venues in Nevada.

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

Our video gaming operations also face competition from other truck plaza video gaming facilities located in surrounding areas, as well as competition from Louisiana horse racing facilities, some of which have been authorized to operate video gaming machines, and restaurants and bars with video gaming machines. As of December 31, 2006, there were 162 truck plazas in Louisiana licensed to operate video gaming devices.

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

We have competed and will compete for wagering dollars and simulcast fees with live racing and races simulcast from racetracks in other states, particularly racetracks in neighboring states such as

Charles Town in West Virginia, Pimlico Race Course, Laurel Park, and Rosecroft Raceway in Maryland, and Delaware Park in Delaware. We believe that our existing agreements will continue to promote coordination of thoroughbred events between Maryland and Virginia. However, if the Virginia or Maryland Racing Commissions do not approve either party’s proposed racing days, or if the Virginia-Maryland thoroughbred racing circuit is otherwise unsuccessful, our track may have to compete directly with Pimlico Race Course and Laurel Park in Maryland.

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

Employees and Labor Relations

As of December 31, 2006, we had approximately 1,100 full-time and part-time employees at our facilities in Black Hawk, Colorado, and Reno and Carson City, Nevada, 400 employees at our facilities in Virginia and 700 employees at our facilities in Louisiana. Employees include cashiers, dealers, food and beverage service personnel, facilities maintenance, security, valet, accounting, marketing, and personnel services. We consider relations with our employees to be good.

None of our employees are presently represented by any union or other labor organization. See “Risk Factors” under Item 1A below.

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

It is illegal to operate a gaming facility without a license issued by the Gaming Commission. The Gaming Commission is empowered to issue five types of gaming and gaming-related licenses. The licenses are revocable and nontransferable. Our failure or inability to obtain and maintain necessary gaming licenses would have a material adverse effect on its gaming operations.

The Colorado casinos were granted retail/operator licenses concurrently with their openings. The licenses are subject to continued satisfaction of suitability requirements and must be renewed annually. The current licenses for both Colorado casinos were renewed on April 21, 2006. There can be no assurance that the Colorado casinos can successfully renew their licenses in a timely manner from year to year.

All persons employed by us in Colorado who are involved, directly or indirectly, in gaming operations in Colorado also are required to obtain various forms of gaming licenses. Key licenses are issued to “key employees,” which include any executive, employee or agent of a licensee having the power to exercise a significant influence over decisions concerning any part of the operations of a licensee. At least one key license holder must be on the premises of each Colorado casino at all times that a casino is open for business. Messrs. Jacobs and Roark and Stanley Politano (our Chief Executive Officer, President and Executive Vice President, respectively), among others, hold key licenses.

The Gaming Commission closely regulates the suitability of persons owning or seeking to renew an interest in a gaming license, and the suitability of a licensee can be adversely affected by persons associated with the licensee. Additionally, any person or entity having any direct interest in our subsidiary Black Hawk Gaming & Development Company, Inc. (“Black Hawk Gaming”) or any casino directly or indirectly owned by Black Hawk Gaming may be subject to administrative action, including personal history and background investigations. The actions of persons associated with Jacobs Entertainment, Inc., such as its shareholders, its officers, directors, management or employees, could jeopardize any licenses held by Black Hawk Gaming. All of Black Hawk Gaming’s directors are required to be found suitable as associated persons.

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

If the Gaming Commission determines that a person or entity is not suitable to own a direct or indirect voting interest in Black Hawk Gaming or Jacobs Entertainment, Black Hawk Gaming or Jacobs Entertainment may be sanctioned unless the person or entity disposes of its voting interest. Sanctions may include the loss of the casino licenses. In addition, the Colorado Regulations prohibit a licensee or any affiliate of a licensee from paying dividends, interest or other remuneration to any person found to be unsuitable, or recognizing the exercise of any voting rights by any person found to be unsuitable. The Colorado Regulations require an operating casino licensee to include in its corporate charter provisions that permit the repurchase of the voting interests of any person found to be unsuitable. Black Hawk Gaming’s Articles of Incorporation include the required provisions.

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

Owners of any such interests, whether owned individually or in association with others, are subject to all finding of suitability. Notification must be made by persons acquiring these interests. Such persons must submit all requested information to the Division of Gaming, are subject to a finding of suitability as required by the Division of Gaming or the Gaming Commission, and must be informed of these requirements by the licensee. A person other than an institutional investor whose interest equals 10% or more of a publicly traded corporation or a 10% beneficial interest in a gaming licensee must apply to the Gaming Commission for a finding of suitability within 45 days after acquiring such securities.

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

Gaming Regulation and Licensing—Nevada

The ownership and operation of casino gaming facilities in Nevada, including the Nevada casino operated by Jacobs Entertainment’s direct and indirect subsidiaries Gold Dust West Casino, Inc. (“Gold Dust West”), Jacobs Piñon Plaza Entertainment, Inc. (“ Piñon Plaza”) and Jacobs Elko Entertainment, Inc. (“Elko”) (collectively, the “Nevada Gaming Subsidiaries”), are subject to the Nevada Gaming

Control Act and the regulations promulgated thereunder (the “Nevada Act”) and to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the Nevada State Gaming Control Board (the “Nevada Board”), and various local ordinances and regulations, including, without limitation, those of the cities of Reno, Carson City and Elko, Nevada (collectively, the “Nevada Gaming Authorities”).

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and filing periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on Jacobs Entertainment’s Nevada gaming operations.

The Nevada Gaming Subsidiaries have been licensed by the Nevada Gaming Authorities as corporate licensees. Gaming licenses require the periodic payment of fees and taxes and are not transferable. Jacobs Entertainment’s parent company, Jacobs Investments, Inc. (Jacobs Investments”), has been registered by the Nevada Commission as a holding company and has been found suitable to own Jacobs Entertainment’s stock. Black Hawk Gaming has been registered by the Nevada Commission as an intermediary company and has been found suitable to own the stock of Gold Dust West. Jacobs Entertainment has been registered by the Nevada Commission as a publicly traded corporation (a “Registered Corporation”) and has been found suitable as the sole shareholder of Black Hawk Gaming, Piñon Plaza and Elko.  Registered Corporations, registered intermediary companies, and corporate licensees are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. Substantially all material loans, leases, sales of securities and similar financing transactions by Jacobs Investments, Jacobs Entertainment, Black Hawk Gaming, and the Nevada Gaming Subsidiaries must be reported to or approved by the Nevada Commission. No person may become a stockholder of, or holder of an interest in, or receive any percentage of profits from a corporate licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The controlling shareholders, directors and certain officers of Jacobs Investments, Jacobs Entertainment, Black Hawk Gaming, and the Nevada Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses that are required in order to engage in gaming activities in Reno, Carson City and Elko, Nevada.

The Nevada Gaming Authorities may investigate any person who has a material relationship to, or material involvement with, Jacobs Investments, Jacobs Entertainment, Black Hawk Gaming, or the Nevada Gaming Subsidiaries in order to determine whether that individual is suitable or should be licensed as a business associate of a gaming licensee. The officers, directors and shareholders of Jacobs Investments and Jacobs Entertainment must file applications with and be licensed or found suitable by the Nevada Gaming Authorities. The officers, directors and certain key employees of the Nevada Gaming Subsidiaries must file applications with and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The officers, directors and key employees of Jacobs Investments, Jacobs Entertainment and Black Hawk Gaming who are actively and directly involved in the gaming activities of the Nevada  Gaming Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with Jacobs Investments, Jacobs Entertainment, Black Hawk Gaming or the Nevada Gaming Subsidiaries, the companies involved would have to sever all relationships with that person. In addition, the Nevada Commission may require Jacobs Investments, Jacobs Entertainment, Black Hawk Gaming or the Nevada Gaming Subsidiaries to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

Jacobs Investments, Jacobs Entertainment, Black Hawk Gaming and the Nevada Gaming Subsidiaries are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. Substantially material loans, leases, sales of securities and similar financing transactions of Jacobs Investments, Jacobs Entertainment, Black Hawk Gaming and the Nevada Gaming Subsidiaries must be reported to or approved by the Nevada Commission.

If it were determined that the Nevada Act was violated by Jacobs Investments, Jacobs Entertainment, Black Hawk Gaming Jacobs Investments, Jacobs Entertainment, Black Hawk Gaming or the Nevada Gaming Subsidiaries, the registrations or gaming licenses that Jacobs Investments, Jacobs Entertainment, Black Hawk Gaming Jacobs Investments, Jacobs Entertainment, Black Hawk Gaming and the Nevada Gaming Subsidiaries hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, Jacobs Investments, Jacobs Entertainment, Black Hawk Gaming, or the Nevada Gaming Subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the casinos operated by the Nevada Gaming Subsidiaries and, under certain circumstances, earnings generated during the supervisor’s appointment (except for reasonable rental value of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming licenses of the Nevada Gaming Subsidiaries or the appointment of a supervisor could (and revocation of any gaming license would) have a material adverse effect on the gaming operations, financial condition and results of operations of Jacobs Entertainment.

The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation’s voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation’s voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, that acquires more than 10%, but not more than 15%, of a Registered Corporation’s voting securities may apply to the Nevada Commission for a waiver of a finding of suitability if that institutional investor holds the voting securities for investment purposes only. In certain circumstances, an institutional investor that has obtained a waiver may hold up to 19% of a Registered Corporation’s voting securities for a limited period of time and maintain the waiver. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Registered Corporation’s board of directors, any change in the Registered Corporation’s corporate charter, bylaws, management, policies or operations, or of any of its gaming affiliates, or any other action that the Nevada Commission finds to be inconsistent with holding the Registered Corporation’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any officer, director or stockholder of a licensed or registered company who fails or refuses to apply for a finding of suitability or a license within 30 days after being directed to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner of stock if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable who holds, directly or indirectly, any beneficial ownership of the stock of a licensed or registered company beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. A Registered Corporation is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Registered Corporation, the Registered Corporation (i) pays that person any dividend or interest, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require that unsuitable person to relinquish its voting securities including, if necessary, the immediate purchase of the voting securities for cash at fair market value. Additionally, the Cities of Reno, Carson City and Elko, Nevada have the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee operating in those cities.

The Nevada Commission may, in its discretion, require the holder of any of the debt or similar securities of a Registered Corporation to file applications, be investigated and be found suitable to own such debt securities if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own those securities, then pursuant to the Nevada Act, a Registered Corporation can be sanctioned, including by revocation of its approvals and those of its affiliates, if without the prior approval of the Nevada Commission, the Registered Corporation (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by the unsuitable person in connection with the Registered Corporation’s securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

Jacobs Investments, Jacobs Entertainment, Black Hawk Gaming and the Nevada Gaming Subsidiaries are required to maintain current stock ledgers in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make the required disclosure may be grounds for finding the record holder unsuitable. Licensed and registered companies are also required to render maximum assistance in determining the identity of beneficial owners of their securities. The Nevada Commission has the power to require Jacobs Entertainment’s stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. To date, the Nevada Commission has not imposed such a requirement.

Jacobs Investments, Jacobs Entertainment and Black Hawk Gaming may not make a public offering without the prior approval of the Nevada Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On September 27, 2005, the Nevada Commission granted Jacobs Entertainment prior approval to make public offerings for a period of two years, subject to certain conditions (the “Shelf Approval”). The Shelf Approval also applies to any affiliated company wholly owned by Jacobs Entertainment which is a publicly traded corporation or would become a publicly traded corporation pursuant to a public offering. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.

Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person by which it obtains control of a Registered Corporation, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission on a variety of stringent standards prior to assuming such control. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities, and corporate defense tactics affecting Nevada corporate gaming licensees may be injurious to stable and productive corporate gaming. Regulations of the Nevada Gaming Commission provide that control of a Registered Corporation cannot be acquired through a tender offer, merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover whatsoever without the prior approval of the Nevada Gaming Commission. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices on Nevada’s gaming industry and to further Nevada’s policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before a Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by a Registered Corporation in response to a tender offer made directly to its stockholders for the purposes of acquiring control of the Registered Corporation.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada Gaming Subsidiaries’ operations are conducted. Depending on the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based on either (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A live entertainment tax is also paid by gaming establishments where live entertainment is furnished in connection with an admission fee or the selling or serving of food, refreshments or merchandise.

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

The number of video draw poker devices permissible in a qualified truck stop facility is based on average monthly fuel sales, as follows: (i) 100,000 gallons of fuel, of which at least 40,000 gallons are diesel—not more than 50 devices; (ii) 75,000 gallons of fuel, of which at least 30,000 gallons are diesel—not more than 40 devices; and (iii) 50,000 gallons of fuel, of which at least 10,000 are diesel—not more than 35 devices. Once licensed, if a truck stop facility sells less than an average of 50,000 gallons per month but more than 25,000 gallons per month in any calendar quarter, the truck stop facility will not be permitted to operate any video draw poker devices in the following calendar quarter. A qualified truck stop facility that sells less than an average of 25,000 gallons per month in any calendar quarter will be subject to revocation of its video draw poker license. Bulk sales or transfers may not be used to calculate monthly averages. The fuel facility is required to offer fuel for sale in the regular course of business at retail, at a price at least 6% above the delivered cost of the fuel.

In addition, under the act, a qualified truck stop facility is required to have at least five developed contiguous acres and sell fuel, lubricating oil, and other vehicular merchandise, such as batteries, tires, or vehicle parts for eighteen-wheel tractor-trailers, and also meet all of the following criteria: (i) it must be located adjacent to a major state or interstate highway, as defined by the Board (within 2,000 feet of a major state highway or U.S. interstate highway); (ii) it must have an on-site restaurant with all of the following features: (a) provides seating for at least 50 patrons; (b) provides full table service for sit-down meals; (c) is open 12 hours a day; (d) offers a varied menu; and (e) operates a fully equipped kitchen which includes, but is not limited to, a range oven and refrigerated storage appliances used for the preparation of foods for on-premises or immediate consumption; (iii) it must have parking areas with each of the following: (a) a stable parking area for at least 50 18-wheel tractor-trailer motor vehicles, either paved or concrete (or otherwise certified and approved), to support 18-wheel tractor- trailer motor vehicles and their loads, constructed according to industry specifications, subject to approval by the Board and the Division; (b) parking of sufficient size is allowed for safe ingress and egress; and (c) parking areas for other vehicles around business entrance ways and exits shall not constitute parking areas for 18-wheel tractor-trailer motor vehicles; (iv) it must have diesel and gasoline fuel; (v) it must have on-site repair service facilities for 18-wheel tractor-trailer motor vehicles which facility may be in the form of a contract services business which regularly performs this type of service; (vi) it must have at least four of the following amenities: (a) a separate truckers’ television lounge; (b) a full service laundry facility located in a convenient area for truckers’ use; (c) private showers for men and women, not located in an area open to general public restroom facilities; (d) a travel store with items commonly referred to as truckers’ supplies (items commonly used only by commercial motor vehicles); (e) truck scales; (f) separate truckers’ telephones; and (g) permanent storage facilities for fuel; (vii) it must have an area separated for adult patronage only; and (viii) it must have, if available, a Class A—General retail permit or a Class A—Restaurant permit, as defined in Part II of Chapter 1 or Part II of Chapter 2 of Title 26 of the Louisiana Revised Statutes of 1950, to serve or sell alcoholic beverages for on-premises consumption and be owned and leased by a person who meets all personal qualifications for such permit. An owner or lessor of a qualified truck stop facility may lease or sublease any restaurant, convenience store, fuel facility, or any other business operation located on the premises of the qualified truck stop facility to another person, provided that such person executes a written lease which contains a requirement that the lessee or sublessee comply with the laws and regulations which govern the operation of video draw poker devices. If such lease or sublease is granted, the owner or lessor of such qualified truck stop facility shall maintain ultimate supervision and control of that entire truck stop premises.

Additionally, no license can be granted to any truck stop facility located, at the time application is made for a license to operate video draw poker devices, within five hundred feet of any property that is on the National Historic Registry, any public playground, or a building used exclusively as a church, synagogue, public library, or school.

All suitability information and applications required to be submitted with respect to the 16 Louisiana truck plazas currently owned by our affiliates have been submitted to the Board and the Division. Of these applications three are currently pending as is approval of a three machine bar at our Silver Fox facility. However, because the Board and the Division conduct a new suitability investigation in connection with each acquisition of a facility at which video gaming devices are to be operated, regardless of prior approvals, there can be no guarantee that a suitability approval will ultimately result with respect to the plazas that we propose to acquire.

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

The licenses issued by the Virginia Racing Commission to Colonial for the racetrack and its satellite wagering facilities are for a period of not less than 20 years, but are subject to annual review by the Virginia Racing Commission. It is possible that such licenses will not be renewed or that such licenses could be suspended or revoked by the Virginia Racing Commission for violations of the Virginia Racing

Act or Virginia Racing Commission rules. We also hold an advance deposit account wagering license that is renewable annually. Our current license expires December 31, 2007.

Our agreement with the VaHBPA expires December 31, 2007. Our agreement with the VHHA expires December 31, 2008. In the event we cannot renew these agreements in the future, the Virginia Racing Commission has the right to suspend our licenses to operate our racetrack and the satellite wagering facilities until agreements are in place although it has not indicated that it will do so. Although it is difficult to the predict the likelihood of such an event, closure of the satellite wagering facilities would be detrimental to the horsemen’s groups as well as us since each horsemen’s group’s primary source of purse funds is its percentage of wagering at the satellite facilities.

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

The sale of alcoholic beverages in the cities of Reno, Carson City and Elko Nevada, is subject to licensing, control and regulation by those cities. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of one or more of our Gold Dust West casinos in Nevada.

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

Tax as Percentage of	Annual Amount of Adjusted
Adjusted Gross Proceeds	Gross Proceeds

0.25%	$0	—	2,000,000
2.00%	2,000,001	—	4,000,000
4.00%	4,000,001	—	5,000,000
11.00%	5,000,001	—	10,000,000
16.00%	10,000,001	—	15,000,000
20.00%	15,000,001		and above

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

In Nevada, license fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada, Washoe and Carson City Counties and the Cities of Reno and Carson City. Our development in Elko, Nevada is subject to similar license fees and taxes in that City and County. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A live entertainment tax is also paid by casino operations where entertainment is furnished in connection with an admissions charge or the selling or serving of food or refreshments or the selling of merchandise. Presently the state tax in Nevada on adjusted gross revenue from gaming is 6.75%.

Video gaming operators in truck plazas in Louisiana are subject to state and local taxes and fees in addition to ordinary federal and state income taxes. The state of Louisiana has imposed a “gaming franchise fee” of 32.5% of the net device revenue from each video gaming device located at a truck plaza. The net device revenue is the amount remaining after all winnings have been paid. This franchise fee is collected twice per month by the Louisiana state police based on the data that is provided directly to them from the devices. There is also an annual state establishment license fee of $1,000. In addition, the state imposes a device operation fee of $1,000 per year per device, which is paid quarterly, and each parish imposes an annual occupational license tax of up to $50 per device.

Colonial is subject to a number of federal, state and local taxes and fees. These include fees to support the Virginia Breeders Fund, taxes payable to the Commonwealth of Virginia, taxes and admission charges payable to New Kent County, where the track is located, and taxes payable to localities in which satellite wagering facilities are located based upon attendance and the amount of monies wagered both at the track and at the satellite wagering facilities. Colonial believes that the public acceptance of pari-mutuel wagering on horse races, as well as other forms of gaming, is based, in part, on the governmental revenues it generates from taxes and fees on such activities. It is possible that gaming activities, including horse racing, may become a target for additional federal, state, or local taxes and fees. A significant increase in such taxes or fees or the creation of significant additional taxes or fees could have a material adverse effect on us.

Item 1A. Risk Factors.

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

We have a significant amount of indebtedness. As of December 31, 2006 we had total indebtedness excluding accounts payable and accrued expenses of approximately $277.1 million and total stockholder’s equity of approximately $31.2 million. Our substantial indebtedness could have important consequences. For example, it could:

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

•                                          merge or consolidate; and

•                                          transfer and sell assets.

In addition, our senior credit facility contains many restrictive covenants similar to the covenants of our indenture but the covenants in our senior credit facility are generally more restrictive than those contained in our indenture. Our senior credit facility also requires us to maintain specified consolidated financial ratios and satisfy certain consolidated financial tests. Our ability to meet those financial ratios and financial tests may be affected by events beyond our control, and we may not be able to continue to meet those tests. If we fail to meet those tests or breach any of the covenants, the lenders under our senior credit facility could declare all amounts outstanding thereunder, together with the accrued interest, to be immediately due and payable. Our assets may not be sufficient to repay in full such indebtedness or any other indebtedness, including $210 million of our senior unsecured notes issued under our indenture. Further, any other agreements we may enter into in the future governing our indebtedness may impose additional restrictions on us, any of which may adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities.

Complying with these covenants could materially limit our financial and operating flexibility and could cause us to take actions that we otherwise would not take or cause us not to take actions that we otherwise would take.

Despite current indebtedness levels, we may still be able to incur substantially more debt, which could exacerbate the risks described above.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The indenture governing our senior unsecured notes and our senior credit facility do not fully prohibit us or our subsidiaries from doing so. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

To service our indebtedness, we will require a significant amount of cash, the availability of which depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund our operations will depend on our ability to generate cash. This, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us in amounts sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. In addition, if we consummate significant acquisitions in the future, our cash requirements may increase significantly. If we are unable to generate sufficient cash flow and are unable to refinance or extend outstanding borrowings, we may have to:

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

Our senior notes are not secured by any of our assets and senior noteholders’ rights to enforce remedies will be limited to the rights of holders of unsecured debt.

Our senior notes are not secured by any of our assets. Our obligations under our senior credit facility are secured by liens on substantially all of our assets. If we become insolvent or are liquidated, or if payments under our senior credit facility are accelerated, the lenders under our senior credit facility will be entitled to exercise the remedies available to a secured lender under applicable law and our senior credit facility. Accordingly, such lenders will have a prior claim with respect to our assets and there may not be sufficient assets remaining to pay amounts due on our senior unsecured notes then outstanding.

We are a holding company and will depend on the business of our subsidiaries to satisfy our obligations under our indebtedness.

We are a holding company. Substantially all of the operations necessary to fund payment on our indebtedness are conducted by our subsidiaries. Our ability to make payments on our indebtedness will depend on our subsidiaries’ cash flow and their payment of funds to us. Our subsidiaries’ ability to make payments to us will depend on their earnings, the terms of their indebtedness, business and tax considerations, legal and regulatory restrictions and economic conditions.

We may not have the ability to raise the funds necessary to finance the change of control offer required by our indebtedness.

Upon the occurrence of certain change of control events, we will be required to offer to repurchase all outstanding senior unsecured notes at a purchase price equal to 101% of their principal amount. Moreover, a change of control constitutes a default under our senior credit facility. However, it is likely that we will not have sufficient funds at the time of such a change of control to make the required repurchase of our notes or repay the indebtedness under our senior credit facility. The change of control provisions may not protect you in a transaction in which we incur a large amount of debt, including a reorganization, restructuring, merger or other similar transaction, because that kind of transaction may not involve any shift in voting power or beneficial ownership, or may not involve a shift large enough to trigger a change of control as defined in our debt agreements.

Federal and state statutes allow courts, under specific circumstances, to void guarantees, subordinate claims in respect of indebtedness and require debt holders to return payments received from guarantors.

Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a court could void a guarantee of one or more of our subsidiaries or claims related to our senior unsecured notes or subordinate a subsidiary’s guarantee to all of our other debts or all other debts of the guarantor if, among other things, we or the guarantor, at the time we or it incurred the indebtedness evidenced by its guarantee:

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

In addition, a court could void any payment by us or the guarantor pursuant to our senior unsecured notes or a guarantee and require that payment to be returned to us or the guarantor, or to a fund for the benefit of our creditors or the creditors of the guarantor.

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

We believe that we and the guarantors have received reasonably equivalent value and fair consideration for the incurrence of the indebtedness and obligations represented by our senior unsecured notes and the guarantees. On the basis of historical financial information, recent operating history and other factors, we believe that we and each subsidiary guarantor, after giving effect to its guarantee of our senior unsecured notes, are not insolvent, do not have unreasonably small capital for the business in which we are or it is engaged and have not incurred debts beyond our or its ability to pay such debts as they mature. However, a court might disagree with any or all of our conclusions in this regard and it could apply different legal standards.

Holders of our senior unsecured notes may be required to comply with registration, licensing, qualification or other requirements under gaming laws or dispose of their securities.

The gaming authorities of any jurisdiction in which we currently or in the future conduct or propose to conduct gaming, either through our subsidiaries or a joint venture, may require that a holder or beneficial owner of our senior unsecured notes be registered, licensed, qualified or found suitable, or comply with any other requirement under applicable gaming laws. If you have an interest in our senior unsecured notes, by the terms of the indenture, you will be deemed to agree to comply with all of these requirements, including your agreement to register or apply for and maintain in full force and effect a license, qualification or a finding or suitability, or comply with any other requirement, within the required time period, as provided by the relevant gaming authority. If you fail to apply to be, or fail to become, registered, licensed or qualified or such registration, license or qualification is suspended or revoked or not maintained, or you are found unsuitable or fail to comply with any other requirement of a gaming authority, then we will have the right, at our option, to:

•                                          require you to sell your senior unsecured notes or beneficial interest in the senior unsecured notes in accordance with applicable gaming requirements within 30 days after you receive notice of our election, or by any earlier date that the relevant gaming authority may request or prescribe; or

•                                          redeem your senior unsecured notes (possibly within less than 30 days following the notice of redemption if requested or prescribed by the gaming authority) at a redemption price equal to the lesser of:

•                                          your cost;

•                                          100% of the principal amount of the senior unsecured notes, plus accrued and unpaid interest, if any, to the redemption date or the date of the first to occur of any (i) failure to become or continue to be registered, licensed or qualified, (ii) failure to be found or continue to be suitable, (iii) failure to comply with relevant gaming authority requirements or (iv) receipt of notice from the relevant gaming authority that you will not be registered, licensed or qualified; and

•                                          any other amount required by applicable law or by order of any gaming authority.

If we elect, in our sole discretion, to redeem your senior unsecured notes, we will notify the indenture trustee in writing of any redemption as soon as practicable. We will not be responsible for any costs or expenses you may incur in connection with your registration, application for a license, qualification or a finding of suitability, or your renewal or continuation of the foregoing or compliance with any other requirement of a gaming authority. The indenture also provides that as soon as you are required to sell your senior unsecured notes as a result of a gaming authority action, you will, to the extent required by the applicable gaming authority, have no further right:

•                                          to exercise, directly or indirectly, any right conferred by the senior unsecured notes; or

•                                          to receive from us any interest or any other distributions or payments, or any remuneration in any form, relating to the senior unsecured notes, except the redemption price we refer to above.

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

Casino Operations. Our casino operations are conducted in Black Hawk, Colorado, and Reno, Carson City, and Elko, Nevada. Competition in the Black Hawk gaming market, which is the primary gaming market in Colorado, is intense. In addition, large, well-financed companies have entered the Black Hawk and other Colorado markets through the purchase or expansion of existing facilities and others may continue to do so, all of which could materially harm our business, financial condition and results of operations. For example:

•                                          Ameristar Casinos, Inc. (“Ameristar”) purchased Mountain High Casino (formerly the Black Hawk Casino by Hyatt) in a bankruptcy sale. That casino is directly across highway 119 from The Lodge and Ameristar has expanded the casino area to accommodate 1,800 gaming devices with new slot product, expanded the parking garage and refurbished and rebranded its dining venues. Ameristar has commenced construction of a $180 million, 33 story, 537-room hotel, a convention center and other amenities and facilities. In all respects, Ameristar is known to be a fierce competitor in gaming markets in which it operates;

•                                          Isle of Capri Casinos, Inc. owns Colorado Central Station, across the street from its existing facility and in 2005 completed a major renovation and expansion project physically linking the two properties. The combined casinos are the largest in Black Hawk with approximately 2,025 gaming devices, 258 hotel rooms and 1,700 parking spaces;

•                                          the Mardi Gras casino, next to our casino, The Lodge, was purchased in 2005 and the new owners have begun to develop and implement new marketing programs, expanded the poker room and added new slot product;

•                                          late in 2004, Central City, a gaming area about one mile from Black Hawk, completed the “Southern Access,” a road which directly connects Central City to Interstate 70. The new access road to Central City enables existing casinos and possible new casinos to pose a significant competitive threat to gaming activities in Black Hawk;

•                                          the Cheyenne and Arapahoe Indian tribes claiming significant treaty rights to land in Colorado have pursued a plan to exchange those rights for land east of the Denver metropolitan area on which to build and operate a large casino gaming facility. Although this project appears to be dormant at present, if it is renewed and survives political and other challenges, it could have a material adverse effect on gaming revenues in Black Hawk and at The Lodge and Gilpin casinos; and

•                                          the 2005 acquisition of four Colorado racetracks (two of which are in the Denver metropolitan area) that are owned and operated by BLB Investors, L.L.C., a joint venture including Kerzner International Limited, Starwood Capital Group Global, L.L.C., and Waterford Group, L.L.C., may reinvigorate efforts to authorize video lottery terminals at the state’s racetracks. If this authorization is granted by the Colorado Lottery Division, the Colorado state legislature, or the voters, it could have a material adverse effect on gaming revenues in Black Hawk and at The Lodge and Gilpin casinos.

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

The Gold Dust West casino in Reno, Nevada, encounters strong competition from large hotel and casino facilities and smaller casinos similar in size to the Gold Dust West casino in the Reno area, which includes Sparks, Nevada. There is also competition from gaming establishments in other towns and cities in Nevada and from a significant Native American gaming facility located near Sacramento, California. Our Carson City and Elko, Nevada Gold Dust West casinos face competition from several casinos in those cities and other venues in Nevada. Gold Dust West-Elko faces additional competitive and other risks associated with being a newly-opened casino.

In addition, we believe that the introduction of casino gaming, or the expansion of presently conducted gaming activities (particularly at Native American establishments) in areas in or close to Nevada, such as California, Oregon, Washington, Arizona and western Canada, could materially harm our operations at our Reno property.

Louisiana Truck Plaza Operations. Our Louisiana truck plaza operations compete with other truck plazas located in Louisiana and other forms of gaming, such as land-based, riverboat and Native American casinos, as well as slot machines located at horseracing tracks and video poker machines located in bars, restaurants, hotels, off-track wagering facilities and bingo parlors. There were 162 licensed video poker truck plazas in Louisiana at December 31, 2006.

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

We compete for wagering dollars and simulcast fees with live racing and races simulcast from racetracks in other states, particularly racetracks in neighboring states such as Charles Town in West Virginia, Pimlico Race Course, Laurel Park, and Rosecroft Raceway in Maryland, and Delaware Park in Delaware. We also compete for wagering dollars with account wagering companies operating both legally and illegally in Virginia. These companies take wagers from Virginians both over the phone and the internet. We believe our agreements with three licensed account wagering companies provide us with fair compensation for their activities. Unlicensed account wagering companies have lower costs than Colonial Downs and thus are able to attract customers in Virginia with large wagering rebates.

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

Potential Changes in Regulatory Environment. From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming or wagering operations in the jurisdictions in which we operate. Any expansion of gaming or wagering or restriction on or prohibition of our gaming or wagering operations could materially harm our business, financial condition and results of operations. In particular in Colorado, there have been repeated attempts to expand gambling beyond Black Hawk, Central City and Cripple Creek to other towns, racetracks, bingo halls, and tribal gaming through legislation, ballot initiatives, and administrative action by state or local agencies and this is a continued competitive threat to us.

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

We are highly dependent on the services of Jeffrey P. Jacobs (one of our principal indirect owners and our Chief Executive Officer) and other officers and key employees. The loss of the services of any of these individuals could materially harm our business, financial condition and results of operations. The loss of their experience and familiarity with our operations could have negative effects on management’s efficiency and could cause us to incur costs to find qualified replacements.

Members of the Jacobs family own a controlling beneficial interest in our capital stock and may significantly influence our affairs or may pursue other activities that compete with us.

All of our equity securities are presently owned by Jacobs Investments, Inc. (“JII”). Jeffrey P. Jacobs, our Chairman and Chief Executive Officer, and his family trusts own 50% of JII’s equity securities and trusts created by Richard E. Jacobs, his father, own the remaining 50%. JII has the ability significantly to influence our affairs, including the election of our directors and transactions including mergers, consolidations or sales of assets. Although Messrs. Jacobs have agreed not to pursue any U.S. casino or gaming activities except through us, they are allowed to purchase and own additional truck plazas in Louisiana which we have the right to buy. Any such activities by them could be competitive with our operations in that state.

We need to increase capital expenditures to compete effectively.

Capital expenditures, amenity upgrades and new gaming equipment are necessary from time to time to preserve the competitiveness of our properties. The gaming industry market is very competitive and is expected to become more competitive in the future. If cash from our operations is insufficient to provide for needed levels of capital expenditures, our competitive position could deteriorate if we are unable to borrow funds for such purposes.

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

In addition, seasonality and weather conditions can affect our results of operations. Winter travel conditions can adversely affect patronage and revenues at our Colorado casinos, which we experienced in late 2006 and early 2007. Although casino business is not seasonal, levels of gaming activity increase significantly during weekends and holidays, especially holiday weekends. Hurricanes Katrina and Rita temporarily affected our truck plaza video gaming operations in late 2005. Similar hurricanes could have a material adverse effect on our Louisiana operations in future years. Our pari-mutuel wagering revenues are higher during scheduled live racing than at other times of the year. Adverse weather conditions can cause cancellation of or curtail attendance at outdoor races, thereby reducing wagering and our revenues. Attendance and wagering at both outdoor races and satellite wagering facilities can be harmed by holidays and other competing seasonal activities.

We depend on agreements with Colonial’s horsemen to operate our racing and wagering business.

The Federal Interstate Horseracing Act and the Virginia Racing Act require Colonial to have written agreements with representative Virginia horsemen’s groups in order to simulcast races. Our agreement with the Virginia Horsemen’s Benevolence and Protective Association expires on December 31, 2007. Our agreement with the Virginia Harness Horse Association expires on December 31, 2008.

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

Our casino and horse racing and pari-mutuel wagering operations use significant amounts of electricity and other forms of energy. Any substantial increase in the cost of the forms of energy we use may negatively affect our results of operations. In addition, consumer energy or gasoline price increases may reduce the disposable income of our potential customers or their willingness to patronize our operations and correspondingly reduce our patronage and revenues. Furthermore, a fuel price increase may impact fuel sales in Louisiana, making it more difficult to meet minimum fuel sale requirements which in turn could limit (or eliminate entirely) the number of video gaming devices we can operate at any given truck plaza.

Our business, financial condition, and results of operations may be harmed by union efforts to organize our employees.

Our employees are not covered by collective bargaining agreements. However, in January and February 2007, the United Food and Commercial Workers local union #7 conducted some initial organizing activities in Black Hawk by direct mail to casino employees, handouts at bus stops and personal solicitations. These efforts were directed to employees of all major casinos in Black Hawk. A small number of our employees, which we estimate at about 22, have signed up with the local as internal organizers. If this or any other union seeks to organize any of our employees, we could experience disruption in our business and incur significant costs, both of which could have a material adverse effect on our results of operation and financial condition. If a union were successful in organizing any of our employees, we could experience significant increases in our labor costs which could also have a material adverse effect on our business, financial condition, and results of operations.

Failure to complete any future construction or development projects on budget and on time could adversely affect our financial condition.

Any future construction or expansion projects will be subject to significant risks, any of which could cause unanticipated cost increases and delays. These include, among others, the following:

•                                          shortages of material and skilled laborers;

•                                          labor disputes and work stoppages;

•                                          weather interference or delays;

•                                          engineering problems;

•                                          environmental problems;

•                                          regulatory problems;

•                                          changes to plans or specifications;

•                                          fire, earthquake, flood and other natural disasters; and

•                                          geological, construction, excavation and equipment problems.

Our expansion projects may not be completed within our budget, our construction activities may disrupt our operations and our new operations may not open on schedule. We have limited experience in developing properties and cannot predict all of the risks that any particular construction or remodeling project might face. In addition, we have experienced delays that adversely affected our business during similar remodeling and expansion projects. Failure to complete a construction or expansion project on time or within our budget may cause us to devote additional resources to the project, which could divert our time and attention away from the operation of our other businesses and could cause our business to suffer.

If we are unable to finance our expansion and renovation projects as well as capital expenditures through cash flow, borrowings under our senior credit facility and additional financings, our expansion and renovation efforts will be jeopardized.

We intend to finance our current and future expansion and renovation projects primarily with cash flow from operations and borrowings under our senior credit facility. If we are unable to finance our current or future expansion projects, we will have to adopt one or more alternatives, such as reducing or delaying planned expansion, development and renovation projects as well as capital expenditures, selling assets, restructuring debt, or obtaining additional equity financing or joint venture partners, or modifying our senior credit facility. These sources of funds may not be sufficient to finance our expansion, and other financing may not be available on acceptable terms in a timely manner or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects, which may adversely affect our business, financial condition and results of operations.

The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.

A majority of our revenues are attributable to slot machines operated by us at our gaming facilities. It is important, for competitive reasons, that we offer the most popular and up to date slot machine games with the latest technology to our customers.

We believe that a substantial majority of the slot machines sold in the U.S. in 2006 were manufactured by a few select companies. In addition, we believe that one company in particular provided a majority of all slot machines sold in the U.S. in 2006.

In recent years, the prices of new slot machines have escalated faster than the rate of inflation. Furthermore, in recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring participation lease arrangements in order to acquire the machines. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental. Such agreements may also include a percentage payment of coin-in or net win. Generally, a participation lease is substantially more expensive over the long term than the cost to purchase a new machine.

For competitive reasons, we may be forced to purchase new slot machines or enter into participation lease arrangements that are more expensive than our current costs associated with the continued operation of our existing slot machines. If the new slot machines do not result in sufficient incremental revenues to offset the increased investment and participation lease costs, it could hurt our profitability.

Our operations could be adversely affected due to the adoption of certain anti-smoking regulations.

In November 2006, a ballot initiative listed as Question 5 and entitled the “Nevada Clean Indoor Air Act” (the “Question 5”) was approved by a majority of Nevada voters. Question 5 restricts smoking in all indoor public places of employment with certain exceptions. Among the exceptions are the gaming areas of casinos and “stand alone” bars, taverns and saloons that do not serve meals. If future ballot initiatives or anti-smoking legislation are passed in Nevada removing or restricting these exceptions to Question 5, there could be a resulting material adverse effect on our business.

The “Colorado Clean Indoor Act” (the “Indoor Act”) was adopted in the Colorado legislature in March 2006. It bans smoking in virtually all public places although certain portions of gaming casinos, including gaming areas, are exempt from the Indoor Act. There is pending legislation to amend the Indoor Act to remove the gaming casino exemption, which could have a material adverse effect on our business. Notwithstanding this exemption, the Indoor Act permits any employee to request and obtain a smoke-free workplace within the casino. If this provision is employed liberally and the entire casino becomes smoke-free, it could have a material adverse effect on our business, particularly if employees of other Black Hawk casinos do not request that their employers provide smoke-free workplaces.

Item 1B.                 Unresolved Staff Comments.

None.

Item 2.                    Properties.

See “Our Properties and Operations” in Item 1 above for a description of the location and general character of our principal properties. Each of our properties is subject to liens and encumbrances securing our senior credit facility. See note 6 to our consolidated financial statements included elsewhere herein.

Item 3.                    Legal Proceedings.

We are involved in routine litigation arising in the ordinary course of our business pertaining to workers’ compensation claims, equal opportunity employment issues, or guest injury claims. All such claims are routinely turned over to our insurance providers. None of the claims is expected to have a material impact on our financial position, results of operations or cash flows. We believe these matters are covered by appropriate insurance policies.

Item 4.                    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.                                                               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Effective January 31, 2007, all of our outstanding common stock became held by Jacobs Investments, Inc., a private holding company and, accordingly, there is no established trading market for our common stock. We have elected to be taxed under the provisions of SubChapter S of the Internal Revenue Code of 1986. Under those provisions, the owner of our common stock pays taxes on our taxable income. Our ability to make distributions to our stockholder is limited by the terms of the credit agreement and indenture related to our indebtedness.

We have no equity compensation, stock option or similar plans relating to our equity securities.

We have made no repurchases of our equity securities since our inception in 2001.

Item 6.                    Selected Financial Data.

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

	As of and for the Year Ended December 31,
	2002	2003	2004	2005	2006
	(Dollars In Thousands, except Distributions per Common Share)

Statements of Operations Data:(1)
Net revenues	$158,439	$184,650	$206,346	$251,963	$312,295
Total costs and expenses	135,617	164,571	182,349	232,764	282,340
Operating income	22,822	20,079	23,997	19,199	29,955
Interest expense, net	(18,294)	(20,057)	(20,008)	(22,655)	(31,553)
Pre-payment penalties, tender and consent costs					(9,321)
Income tax (expense) benefit	—	—	—	(423)	103
Equity in earnings (loss) of investments and minority interest	(1,807)	—	—	—	—
Net income (loss)	$2,721	$22	$3,989	$(3,879)	$(10,816)
Balance Sheet Data (end of period):(1)
Current assets	$28,527	$24,254	$29,454	$32,294	$35,273
Total assets	246,753	247,350	259,179	286,751	337,561
Current liabilities	25,745	26,666	26,589	32,155	29,931
Long-term debt, capital lease obligations and other liabilities	153,974	152,137	158,202	185,869	276,240
Stockholders’ equity	67,034	68,547	74,388	68,727	31,390
Financial Data
Ratio of earnings to fixed charges(2)	1.15x	1.00x	1.19x	0.85x	0.67x
Distributions per Common Share	$1,290	—	—	$15,000	$22,803

(1)                                  See a discussion of our recent acquisition activities in Note 4 and our debt issuances in Note 5 to the consolidated financial statements.

(2)                                  The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. Earnings consist of income (loss) before income taxes, equity earnings (losses) of investments and minority interest, plus fixed charges, amortization of capitalized interest and distributions from equity investees, less interest capitalized during the period. Fixed charges consist of interest on indebtedness (whether expensed or capitalized), amortization of deferred financing costs, discounts and premiums and that portion of rental expense that we believe is representative of interest. For the years ended December 31, 2005 and 2006, we had a deficiency of $3,495 and $11,002, respectively, in earnings to fixed charges.

Item 7.                                                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

A.            Company background

We are a developer, owner and operator of gaming and pari-mutuel wagering facilities throughout the United States, with properties located in Colorado, Nevada, Louisiana and Virginia. As of December 31, 2006, we own and operate two casinos in Colorado and two casinos in Nevada (a third casino in Nevada opened on March 5, 2007), sixteen video gaming truck plazas in Louisiana and a horse racing track with nine satellite wagering facilities in Virginia. In addition, we are party to an agreement that entitles us to a portion of the gaming revenues from an additional truck plaza video gaming facility.

We have elected to be taxed under the provisions of Subchapter “S” of the Internal Revenue Code of 1986. Under those provisions, the owner of our company pays income taxes on our taxable income.

B.            Significant transactions occurring during the year ended December 31, 2006

Refinancing

On June 16, 2006 we completed a debt refinancing in the form of secured and unsecured indebtedness. The secured portion of our indebtedness, which was with a bank syndicate group, consists of a $100 million senior secured credit facility comprising: (1) a $40 million six-year term loan facility; (2) a $40 million five-year revolving credit facility; and (3) a $20 million six-year delayed draw term loan facility. The delayed draw term loan facility allowed us to make up to two borrowings prior to December 31, 2006 to finance certain capital expenditures (which is discussed in further detail below). Borrowings under our senior secured credit facility generally bear interest at a rate equal to an applicable margin plus, at our option, the prime rate or a LIBOR rate for the interest period relevant to such borrowing, adjusted for certain costs. At December 31, 2006, the blended borrowing rate on our senior secured credit facility was 7.85%. The unsecured portion of our debt is in the form of $210 million of 9¾% unsecured senior notes that rank equally in right of payment with all of our existing and future unsecured senior indebtedness and senior to any existing and future subordinated indebtedness. The notes are effectively subordinated to any secured indebtedness (including indebtedness under our senior credit facility) up to the value of the collateral securing such indebtedness. The notes are guaranteed by our current and future restricted subsidiaries that also guarantee our senior credit facility.

There are many restrictions and covenants placed upon us under our secured and unsecured indebtedness.  For example, among other things, we are required to maintain certain operating performance ratios, our covenants impose various restrictions on us as to the timing of redemptions of our notes, there are various change of control covenants, and there are many other restrictive and operational limitations on us that would be difficult or impossible for us to change.  As of December 31, 2006, JEI is in compliance with all such debt covenants.  At March 31, 2007, certain of these covenants become more restrictive.  The Company may not be able to meet these more restrictive covenants.  The occurrence of any one of these events and/or covenant violations to our debt agreements could have a material adverse effect on our business, financial condition results of operations, prospects and ability to satisfy the obligations under our debt agreements.

Upon closing, we utilized $250 million ($210 million from the unsecured indebtedness and $40 million from our secured term loan facility) to refinance our old notes ($148 million), to pay related pre-payment penalties, tender and consent costs ($9.3 million), and accrued and unpaid interest ($6.7 million); refinance our existing revolving loan and other outstanding debt of $26.5 million plus accrued and unpaid interest ($0.8 million); acquire three additional truck plazas plus raw land from an affiliated entity for $14.4 million and $0.6 million, respectively (discussed below); pay distributions to our shareholders of $18.8 million; acquire two additional truck plazas for $2.6 million and $3.5 million (discussed below); acquire a gaming property in Carson City, Nevada for $15.2 million (discussed below); and pay estimated transaction expenses of approximately $9.7 million; with excess uses over proceeds paid from our cash on hand ($6.1 million).

Truck Plaza Video Gaming Facilities

On June 16, 2006 we acquired from an affiliated party three video gaming facilities (St. Martin, Diamond and Magic) for $14.4 million and raw land and equipment for $0.6 million.  Due to the related party nature of this transaction, for accounting purposes, it has been accounted for as a combination of entities under common control and, as a result, the transaction has been treated for accounting and financial reporting purposes similar to a pooling of interests. Under this method of accounting, the acquisitions have been recorded at the related party’s historical identifiable basis in the net assets acquired approximating $7.4 million. The difference between the purchase price of $14.4 million and the net assets acquired of $7.4 million has been recorded as a net distribution to our owners of approximately $7.0 million and accordingly has reduced our stockholders’ equity by that net amount. The consolidated financial statements and the accompanying management’s discussion and analysis of financial condition and results of operations presented in this Form 10-K have been retroactively adjusted to include the operations of the three acquired truck plaza entities from January 1, 2004.

On June 21, 2006, we acquired the Vinton truck plaza video gaming facility from an unrelated third party for $2.2 million plus $0.4 million for acquisition costs. On July 12, 2006, we acquired the St. Helena truck plaza video gaming facility from an unrelated third party for $3.2 million plus $0.2 million for cash on hand and $0.1 million for acquisition costs. The purchases of these two truck plaza video gaming facilities were recorded using the purchase method of accounting.

Acquisition of Gold Dust West-Carson City, in Carson City, Nevada

On June 25, 2006 we acquired the Piñon Plaza Hotel and Casino in Carson City, Nevada for $14.5 million plus $0.5 million for cash on hand and $0.2 million for acquisition costs. In January 2007 we rebranded Piñon Plaza to Gold Dust West-Carson City. The purchase price included all of the assets and a long term lease on the underlying land. The assets acquired were the property, buildings and improvements used by Piñon Plaza in the operation of its casino, hotel, bowling alley and RV Park. The property, which opened in June 1998, is located on approximately 18 acres and contains approximately 1,100 parking spaces, 12,000 square feet of gaming space, 368 slot machines and eight gaming tables. Piñon Plaza also has 5,000 square feet of convention space, three restaurants, 148 hotel rooms, a 32-lane bowling alley and an RV Park with 48 hookups. We have made numerous modifications to the property. We believe these modifications and the rebranding will enhance the EBITDA performance of Gold Dust West-Carson City.

Development of Gold Dust West-Elko in Elko, Nevada

We have entered into a land and building lease to develop a new casino in Elko, Nevada (“Gold Dust West-Elko”) that features a 13,000 square-foot casino with approximately 350 Ticket-In Ticket-Out (“TITO”) slot machines and seven table games, as well as a restaurant, sports bar and sports book. Gold Dust West-Elko has a capital lease maturing October 2010, with the right to extend the lease three times for five year intervals, or to purchase the land and building for $5.0 million any time commencing with the day after the last day of the first year of the initial term through the end of the initial term, or for $5.4 million at any time during the first renewal period. The purchase option is no longer available after the first renewal period.

As of December 31, 2006, we have capitalized $9.6 million of property, plant and equipment, including a capital lease totaling $1.4 million. During December 2006, we borrowed $20 million on the delayed draw term loan facility as discussed above, which was utilized to complete this development. The casino opened on March 5, 2007.

Investment in Equity Securities

During 2006, we acquired approximately three percent of the outstanding shares of a publicly-traded company. Other entities affiliated with our two directors also invested in the company, increasing the combined ownership to approximately 13% of its outstanding common shares. Our investment is accounted for as available-for-sale equity securities and has been recorded at fair value in other assets, with unrealized gains recorded as accumulated other comprehensive income. As of December 31, 2006, the fair value is $9.9 million and unrealized gains included in accumulated other comprehensive income total $2.0 million.

C.            Overview and discussion of our operations

We have four segments representing the geographic regions of our operations: Colorado, Nevada, Louisiana and Virginia. Each segment is managed separately because of the unique characteristics of its revenue stream and customer base.

Our casino properties in Colorado (The Lodge and Gilpin casinos) and Nevada (the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos) are each managed by a Regional Vice President who reports to our Chief Operating Officer (“COO”) who is located in our Golden, Colorado offices. Further, our seventeen video poker truck plaza operations are managed by our Regional Vice President of Louisiana Operations who also reports to our COO. Our Virginia racetrack and satellite wagering facilities are managed by our on-site President of Pari-Mutuel Operations, and he reports directly to our Chief Executive Officer (“CEO”). Our management team conducts monthly video conferencing and teleconferencing calls with our CEO. Through the recent centralization of our operations in Golden, Colorado, we believe we are achieving economies of scale in accounting, human resources, centralized purchasing and other areas. We expect to continue to consolidate several of our other corporate functions as we expand our operations and acquire additional properties.

When we analyze and manage our business units, we focus on several measurements that we believe provide us with the necessary ratios and key performance indicators for us to determine how we are performing versus our competition and against our own internal goals and budgets. We confer monthly and discuss and analyze significant variances in an effort to identify trends and changes in our business. We focus on EBITDA (earnings before interest, taxes, depreciation and amortization) as one of the primary measurements of reviewing and analyzing the operating results of each property. While we recognize that EBITDA is not a generally accepted accounting principle, (i.e. it is a non-GAAP financial measure), we nonetheless believe it is useful because it allows holders of our debt and management to evaluate and compare operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Additionally, most financial analysts following the gaming industry utilize EBITDA as a financial measurement, and when our debt holders (both secured and unsecured) inquire and discuss our operational performance with us, they consistently inquire about our EBITDA performance levels versus the prior year as well as our EBITDA margins versus our competitors. Finally, EBITDA is a key component of certain financial covenants contained in our debt agreements, among other things, and as such it is a critical ingredient that we must watch in order to ensure compliance with our bank credit agreement and our note indenture covenants, measure our historical operating performance, and determine our ability to achieve future growth.

In addition to the above performance measurements, we pay particular attention to our monthly and annual cash flow. Our business is sensitive to shifts in volumes and levels of activity and we find it necessary to watch our cash closely. Every six months (June 15 and December 15) we have a cash interest payment due on our $210 million senior unsecured notes amounting to $10.2 million. Additionally, we have drawn $60 million on our senior secured credit facility with interest due at varying intervals.  As previously discussed, we have a $40 million revolving loan with a bank group on which we can draw as needed in order to facilitate the cash flow we generate from operations. This is generally a function of the timing of generating cash from operations coupled with the amount of cash we need to run the business—i.e., our cash inventory. Presently, we estimate that we require approximately $15 million of cash inventory. We may be able to reduce this amount as we consolidate cash from our various operations. This may help to reduce the amount of borrowings we need to pay interest on our notes and/or to finance operations, which would be another by-product of our goal to centralize our business operations. See also Section G, “Liquidity and Capital Resources.”

Colorado

Our Colorado operations consist of The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Casino (“Gilpin”), both of which are located in Black Hawk, Colorado. The competitive aspects of the market in Black Hawk continue to be a significant factor in our operations. As a result of the increased level of development activity in Black Hawk over the last three years, there were 10,130 gaming devices in the city at December 31, 2006. At December 31, 2006 we had 1,477 devices in this market (1,020 at The Lodge and 457 at the Gilpin), which represented approximately 15% of the total devices in the Black Hawk market.

For the year ended December 31, 2006 our gross gaming revenues at The Lodge and the Gilpin totaled $94.5 million ($89.6 million in net revenues), which represented 17% of the total gaming revenues in Black Hawk. While the overall market in 2006 grew by 4% in gross gaming revenues, the average total gaming devices increased by 6%. We managed to generate 122% efficiencies (our percentage of the gross gaming revenues divided by our percentage of the gaming devices) within the market for 2006. We follow our efficiency level very closely as we believe this is a useful measure of how well we are performing within the market.

We expect some of our previous and existing market share to be lost due to increased competition. As more properties continue to compete for their fair share of the market, our personnel costs, marketing costs, and other costs will likely increase as we attempt to keep our market share.

Nevada

Our Nevada operations consist of Gold Dust West-Reno, located in Reno, Nevada, which was acquired on January 5, 2001 and Gold Dust West-Carson City, located in Carson City, Nevada, which was acquired on June 25, 2006. Additionally, our newly-developed casino, Gold Dust West-Elko, located in Elko, Nevada, opened on March 5, 2007.

As in Colorado, our Nevada casinos operate in highly competitive markets. With the added competition from Indian Gaming in California, all Northern Nevada casinos are now advertising themselves as “locals’ casinos.” At December 31, 2006, Reno had over 14,000 gaming devices, of which Gold Dust West-Reno had 498 devices, or 3.5% of the market. For the year ended December 31, 2006, our gross gaming revenues were 4% of the Reno market, with an efficiency rate of 101%.

Since its acquisition in June 2006, Gold Dust West—Carson City (formerly Piñon Plaza Resort), has undergone major renovations and changes to the operations emerging January 24, 2007 as the “new” Gold Dust West—Carson City by way of an extensive re-branding program. The Carson City area (state capital) is 30 miles south of Reno and services the areas of Dayton, Gardnerville & Minden areas surrounding it with a total population base of 60,000 plus. The area has 4,28l gaming devices of which Gold Dust West—Carson City has 340 (8% of total devices). Prior to the re-branding efforts this property had a 71% efficiency rate. This property is expected to substantially improve its efficiency through enhanced utilization of its many unique amenities.

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

The Louisiana truck plazas’ revenues are comprised of: (i) revenue from video poker gaming machines; (ii) sales of gasoline and diesel fuel; (iii) sales of groceries, trucker supplies and sundry items through their convenience stores; (iv) sales of food and beverages in their restaurants and bars; and (v) miscellaneous commissions on ATMs, pay phones and lottery sales.

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

Virginia

Colonial’s revenues are comprised of: (i) pari-mutuel commissions from wagering on races broadcast from out-of-state racetracks to Colonial’s satellite wagering facilities and the track using import simulcasting; (ii) wagering at the track and Colonial’s satellite wagering facilities of its live races; (iii) commissions from advance deposit account wagering by telephone and over the internet; (iv) admission fees, program and racing form sales, and certain other ancillary deposit account activities; and (v) net income from food and beverage sales and concessions.

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

On September 30, 2005, Colonial acquired the management contract from an unaffiliated party and now is able to manage the track’s operations on its own. This enabled us to immediately influence the operational aspects of Colonial. The EBITDA for 2005 reflects a charge of $10.4 million representing the purchase price of the contract plus $0.4 million in legal and professional fees associated with the transaction.

On March 8, 2004, the Virginia Racing Commission granted a license to Colonial to open its sixth satellite wagering facility in Vinton, Virginia. Construction on the facility started in the second quarter of 2004 and the facility opened for business on October 11, 2004.

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

Our results of operations reflect the consolidated operations of all our subsidiaries. A summary of our consolidated operating results for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Revenues
Gaming:
Casino	$121,483	$115,607	$108,347
Truck stop	61,177	44,590	30,603
Pari-mutuel	39,787	35,988	32,946
Food and beverage	24,199	20,391	18,422
Convenience store—fuel	74,226	47,434	27,714
Other	17,694	11,788	9,048
Less: promotional allowances	(26,271)	(23,835)	(20,734)

Total net revenues	312,295	251,963	206,346

Costs and expenses
Gaming:
Casino	43,567	41,804	38,586
Truck stop	34,986	24,304	17,730
Pari-mutuel	32,559	31,356	27,505
Food and beverage	13,137	10,459	9,788
Convenience store—fuel	70,140	44,363	25,876
Other	13,977	8,913	6,359
Marketing, general and administrative	60,282	48,198	43,128
Abandonment costs		1,424	2,891
Termination of contract		10,367
Depreciation and amortization	13,692	11,576	10,486

Total costs and expenses	282,340	232,764	182,349

Operating income	29,955	19,199	23,997
Interest expense, net	(31,553)	(22,655)	(20,008)
Pre-payment penalties, tender and consent costs	(9,321)
Income tax benefit (expense)	103	(423)

Net (loss) income	$(10,816)	$(3,879)	$3,989

D.            Comparison of our operations for the year ended December 31, 2006 to the year ended December 31, 2005

Casino revenues in our Colorado and Nevada segments increased $5.9 million or 5% from $115.6 million for the year ended December 31, 2005 to $121.5 million for the year ended December 31, 2006. The increase in casino revenues is a result of increased casino revenues at The Lodge of $0.1 million, the Gilpin of $1.4 million or 6%, Gold Dust West-Reno of $0.7 million or 3% while Gold Dust West-Carson City (which was acquired on June 25, 2006) contributed $3.7 million. The increase in the casino revenues at our properties is a result of several factors. We have expanded capital investments in our slot product over the last year including the implementation of a TITO system at the Gilpin and a remodeled valet pavilion. Casino revenues at our two Colorado properties continued to be positively affected due to construction disruption at a competing casino which ended early in the second quarter of 2006. Additionally, in 2006, the City of Black Hawk casino win grew 4% compared to 2005. The Gold Dust West-Reno casino revenue increase reflects the effect of severe snow storms that hit the Reno market in the first quarter of 2005 but with no such occurrence in 2006, and during the third quarter of 2006 we completed the L-wing demolition (a portion of our motel) which enabled us to provide approximately 75 additional surface parking spaces for our customers.

Truck plaza gaming revenues in our Louisiana segment increased $16.6 million or 37% for the year ended December 31, 2006 compared to the year ended December 31, 2005. Approximately $5.2 million of the increase is from the two new truck stop video gaming locations in Eunice and Jefferson parish where video gaming operations commenced the first and third quarters of 2005, respectively and therefore reflects only a partial year’s operations. The 2006 video gaming revenues from the Fuel Stop 36 and Larose truck stops, purchased in December 2005, account for $5.3 million of the increase. Hurricane Rita, which hit the Louisiana/Texas Gulf Coast on September 24, 2005, caused the permanent closure of two of four competing truck stop video gaming facilities near the Cash Magic Vinton location resulting in increased revenues at that location of $1.3 million. The Vinton and St. Helena locations, purchased in June and July 2006, respectively, account for $2.8 million of the increase. The remaining increase of $2.0 million is the result of increased business levels due to the population relocation after Hurricane Katrina devastated the New Orleans area in August 2005.

Pari-mutuel revenues in our Virginia segment increased $3.8 million or 11% from $36.0 million to $39.8 million for the year ended December 31, 2005 compared to the year ended December 31, 2006, respectively. Of the increase in revenues, $7.1 million is attributable to the new off track wagering facilities opened in Martinsville, Chesapeake and Scott County, Virginia in August 2005, October 2005 and January 2006, respectively, and an increase of $1.0 million in account wagering revenues, offset by decreases totaling $4.3 million in wagering revenues at the racetrack and remaining off track wagering facilities.

Food and beverage revenues increased $3.8 million or 19% from $20.4 million to $24.2 million for the year ended December 31, 2005 as compared to the year ended December 31, 2006, respectively. This increase is attributable to $1.8 million generated by Gold Dust West-Carson City and increases of $0.3 million at Colonial and $2.2 million at the truck stop facilities, partially offset by decreases of $0.3 million at Gold Dust West-Reno, $0.1 million at The Lodge and $0.1 million at the Gilpin. The decreases at the Gold Dust West-Reno, The Lodge and the Gilpin are attributable to a decrease in complimentary food offers to our customers. The increase at Colonial is primarily attributable to the new off track wagering facilities opened in Martinsville, Chesapeake and Scott County, Virginia in August 2005, October 2005 and January 2006, respectively. Of the increase at the truck stops, $1.7 million is attributable to the purchases of Fuel Stop 36 and Larose in December 2005 and the purchases of the Vinton and St. Helena locations in June and July 2006, respectively. The remaining increase is the result of increased business levels due the population relocation after Hurricane Katrina devastated the New Orleans area in August 2005.

Convenience store fuel revenues increased $26.8 million or 56% from $47.4 million to $74.2 million for the year ended December 31, 2005 compared to the year ended December 31, 2006, respectively. The December 2005 acquisitions of the Fuel Stop 36 and Larose truck stops account for $12.9 million of the increase. Fuel sales from the St. Helena location purchased in July 2006 resulted in $1.6 million of the increase. Hurricane Rita, which hit the Louisiana/Texas Gulf Coast on September 24, 2005, caused the permanent closure of two of four competing truck stop video gaming facilities near the Cash Magic Vinton location resulting in increased revenues at that location of $2.5 million. The remaining increase of $9.8 million is the result of increased business levels due to the population relocation after Hurricane Katrina devastated the New Orleans area in August 2005 and an increase in the average selling price of fuel from $2.24 per gallon to $2.58 per gallon.

Other revenues increased $5.9 million or 50% from $11.8 million for the year ended December 31, 2005 to $17.7 million for the year ended December 31, 2006. Convenience store-other revenues increased $3.7 million or 61% for the year ended December 31, 2006 compared to the year ended December 31, 2005. The 2006 revenues from the Fuel Stop 36 and Larose truck stops purchased in December 2005 account for $2.6 million of the increase, and the St. Helena location purchased in July 2006 provided an additional $0.3 million. The remaining increase totaling $0.8 million is the result of increased business levels due the population relocation after Hurricane Katrina devastated the New Orleans area in August 2005. Hotel and other revenues increased $2.2 million or 39% for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase is primarily attributable to Gold Dust West-Carson City which was acquired on June 25, 2006 and contributed $2.0 million, and a $0.3 million increase at The Lodge, somewhat offset by a decrease of $0.1 million at Gold Dust West-Reno. The increase at The Lodge is attributable to an increase in the average number of rooms available to our customers as our rooms were closed for approximately 20 days for remodeling in 2005 and we have increased our complimentary hotel rooms provided to customers.

Promotional allowances increased $2.5 million or 10% from $23.8 million for the year ended December 31, 2005 to $26.3 million for the year ended December 31, 2006. The increase is primarily associated with an increase in promotional allowances at The Lodge of $0.5 million, an increase at the truck stops of $1.3 million and an increase at Gold Dust West-Carson City of $0.9 million, somewhat offset by a decrease of $0.2 million at Gold Dust West-Reno. The increase at The Lodge is attributable to increased hotel and beverage complimentaries and an increase in cash back incentives to players.  The decrease at Gold Dust West-Reno is attributable to a decrease in complimentary food provided to our customers. Of the increase at the truck stops, $0.5 million is due to complimentary food and beverage sales at Jefferson which opened third quarter 2005, Fuel Stop 36 and Larose which were purchased in December 2005, and the Vinton and St. Helena locations which were purchased in June and July 2006, respectively. The remaining $0.8 million is the result of increased business levels due to the population relocation after Hurricane Katrina devastated the New Orleans area in August 2005.

Casino expenses increased $1.8 million or 4% from $41.8 million to $43.6 million for the year ended December 31, 2005 compared to the year ended December 31, 2006, respectively. This increase is a result of the addition of Gold Dust West-Carson City which had $1.9 million of casino expense and an increase at The Lodge of $0.3 million, offset by decreases at Gold Dust West-Reno of $0.3 million and the Gilpin of $0.1 million. The increase in The Lodge’s casino expense is due to increased gaming taxes (due to increased gaming revenues) and an increase in food and beverage charged to casino expenses for promotions. The decreases in casino expenses at the Gold Dust West-Reno and the Gilpin are primarily due to a decrease in complimentary costs associated with the food and beverage complimentary sales provided to our guests during the year ended December 31, 2006 compared to same period of 2005.

Truck stop gaming expenses increased $10.7 million or 44% for the year ended December 31, 2006 compared to the year ended December 31, 2005. Of the increase, $3.1 million is from the two new truck stop video gaming locations in Eunice and Jefferson parish where video gaming operations commenced the first and third quarters of 2005, respectively. The 2006 video gaming expenses from the Fuel Stop 36 and Larose truck stops, purchased in December 2005, account for $3.2 million of the increase and an additional increase of $1.9 million is from the Vinton and St. Helena truck stops purchased in June and July 2006, respectively. Hurricane Rita, which hit the Louisiana/Texas Gulf Coast on September 24, 2005, caused the permanent closure of two of four competing truck stop video gaming facilities near the Cash Magic Vinton location resulting in increased expenses at that location of $0.6 million. The remaining $1.9 million increase is the result of increased business levels due the population relocation after Hurricane Katrina devastated the New Orleans area in August 2005.

Pari-mutuel costs and expenses increased $1.2 million or 4% from $31.4 million to $32.6 million for the year ended December 31, 2005 compared to the year ended December 31, 2006, respectively. The increase is primarily attributable to the new off track wagering facilities opened in Martinsville, Chesapeake and Scott County, Virginia in August 2005, October 2005 and January 2006, respectively, combined with increased live racing expenses resulting from the Maryland Jockey Club (“MJC”) management contract buyout, offset by a decrease resulting from the elimination of the MJC management fees.

Food and beverage costs and expenses increased $2.7 million or 26% for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase is attributable to $1.6 million at Gold Dust West-Carson City, a $0.3 million increase at Colonial and a $1.2 million increase at the truck stop facilities. The food and beverage costs for the new Fuel Stop 36 and Larose truck stops, purchased in December 2005, account for the truck stop increase. These increases were partially offset by decreases at The Lodge of $0.3 million and the Gilpin of $0.1 million. The decreases at The Lodge and Gilpin are associated to an increase in complimentary costs associated to food and beverage promotions charged to casino operations.

Convenience store-fuel expenses increased $25.8 million or 58% for the year ended December 31, 2006 compared to the year ended December 31, 2005. The 2006 fuel expenses from the Fuel Stop 36 and Larose truck stops purchased in December 2005 account for $12.2 million of the increase, and $1.6 million of the increase is the result of the St. Helena truck stop which was purchased in July 2006. Hurricane Rita, which hit the Louisiana/Texas Gulf Coast on September 24, 2005, caused the permanent closure of two of four competing truck stop video gaming facilities near the Cash Magic Vinton location resulting in increased expenses at that location of $2.5 million. The remaining increase of $9.5 million is the result of increased business levels due the population relocation after Hurricane Katrina devastated the New Orleans area in August 2005 and an increase in the average cost of fuel from $2.08 per gallon to $2.43 per gallon.

Other costs and expenses increased $5.1 million or 57% for the year ended December 31, 2006 compared to the year ended December 31, 2005. The 2006 convenience store expenses from the Fuel Stop 36 and Larose truck stops purchased in December 2005 account for $2.8 million of the increase and the addition of the St. Helena location in July 2006 accounts for $0.4 million of the increase. The remaining increase of $1.5 million is the result of increased business levels due the population relocation after Hurricane Katrina devastated the New Orleans area in August 2005. Hotel expenses increased $0.4 million for the year ended December 31, 2006 compared to the year ended December 31, 2005 and were primarily attributable to the addition of hotel operations at Gold Dust West-Carson City, which was acquired on June 25, 2006.

Marketing, general and administrative expenses increased $12.1 million or 25% for the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase is the result of the addition of our Gold Dust West-Carson City casino which accounted for $3.8 million of the increase, as well as increases at The Lodge of $0.1 million, Gold Dust West-Reno of $0.2 million, Gold Dust West-Elko of $0.5 million, Colonial of $0.4 million, truck stops of $2.8 million and corporate overhead expenses of $4.4 million. These increases were offset by a decrease at the Gilpin of $0.1 million.  The increased marketing costs at our operating units drove increased revenues for all segments. The decrease at the Gilpin is primarily related to a reduction in bussing costs. The increase at the truck stops was primarily due to the addition of corporate office space and additional corporate staff to accommodate expansion. The increase in our corporate overhead was the result of political campaign costs of $3.3 million, the write off of feasibility costs associated to the Dakota Works project of $0.4 million, an increase in professional accounting fees of $0.2 million, consulting fees of $0.5 million, travel expenses of $0.4 million and other net operating costs of $0.1 million, offset by a reduction in labor costs of $0.5 million.

Abandonment costs totaling $1.4 million were recorded during the year ended 2005 which represented the allocated net book value of a stand-alone portion of the Gold Dust West-Reno’s motel building (the “L-wing”) containing 66 of the property’s 106 motel rooms. After considering alternative plans for this stand-alone portion of the motel including a refurbishing, we decided that the property would be better served with improved access and expanded parking. We began demolition of the L-wing during the first quarter of 2006 and substantially completed the project late in the second quarter at a cost of $1.2 million. We added approximately 75 parking spaces as a result of the demolition.  We continue to operate the remaining 40 hotel rooms. No comparable transaction occurred during 2006.

Termination of contract expenses of $10.4 million were incurred during 2005.  On September 30, 2005, Colonial completed a transaction with Magna Entertainment Corp. (“MEC”), an unaffiliated party, under which Colonial acquired all of the outstanding shares of the Maryland-Virginia Racing Circuit, Inc. (the “Circuit”), a wholly-owned subsidiary of MEC, for $10 million. Under the terms of the agreement, Colonial paid $7 million in cash at closing of the transaction and issued a one-year note, bearing interest at the prime rate plus 1%, in the amount of $3 million. This note was paid in full on June 16, 2006. The stock acquisition has been characterized as a termination of a contract for accounting purposes. As such, $10.4 million, including the $10 million purchase price and $0.4 million in legal and professional fees associated with this transaction, was expensed in 2005. No comparable transaction occurred during 2006.

Depreciation and amortization expense increased $2.1 million from $11.6 million to $13.7 million for the year ended December 31, 2005 compared to the year ended December 31, 2006, respectively. Approximately $1.2 million of the increase is attributable to the acquisitions of Gold Dust West-Carson City, Fuel Stop 36, Larose, Vinton and St. Helena. The balance of the increase is attributable to purchases of assets at all other locations.

Net interest expense increased $8.9 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The increase is primarily attributable to the issuance of $23 million in additional senior secured notes in conjunction with the acquisition of three video gaming truck plaza facilities in March 2005, additional borrowings for acquisitions made in June and July 2006, the write off of $5.7 million and $1.9 million in financing fees and note issue discount on the debt refinanced, as previously discussed. These increases were partially offset by the write off of note issue premium of $1.5 million in conjunction with the debt refinancing.

Prepayment penalties, tender and consent costs in the amount of $9.3 million were incurred during 2006.  These costs represent the premium required to redeem our senior secured notes in 2006 prior to their maturity in 2009 and consent solicitation fees and expenses as part of the redemption of such notes.  No comparable transaction occurred during 2005.

Income tax benefit (expense) increased by $0.5 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005. On March 11, 2002, we received notice from the Internal Revenue Service asserting deficiencies in federal corporate income taxes for a subsidiary for the 1998 tax year.  The proposed adjustment related to the deductibility of depreciation taken against certain costs incurred by The Lodge to build and improve public assets. We settled this issue with the Internal Revenue Service and recorded a charge to earnings of $0.4 million, including $0.1 million in interest, during 2005. During 2006, we received a tax refund of a portion of this charge totaling $0.1 million.

E.             Comparison of our operations for the year ended December 31, 2005 to the year ended December 31, 2004

Casino revenues increased approximately $7.3 million or 7% from $108.3 million for the year ended December 31, 2004 to $115.6 million for the year ended December 31, 2005. The increase in casino revenues is a result of increased casino revenues at The Lodge of $4.1 million or 6% and the Gilpin of $2.9 million or 16%, and Gold Dust West-Reno of $0.3 million or 1%. The increase in the revenues at our properties is a result of several factors. We have continued to focus our capital investments in our slot products including the implementation of Ticket-In Ticket-Out (“TITO”) systems at The Lodge and the Gilpin. The Gilpin’s poker room was opened in March 2005 resulting in increased casino revenues of approximately $0.9 million as compared to the prior year. In addition, casino revenues at our two Colorado properties were positively affected due to construction disruptions at two competing casinos.

Truck plaza gaming revenues increased approximately $14.0 million or 46% for the year ended December 31, 2005 compared to the year ended December 31, 2004. We attribute $7.1 million of this increase to the gaming operations of our five new truck plaza locations acquired during the year ended December 31, 2005. The Breaux Bridge truck plaza commenced gaming operations in the third quarter of 2004. The Eunice and Jefferson truck plaza locations commenced gaming operations in the late first and third quarters of 2005, respectively.  The Larose and Fuel Stop 36 truck plaza locations commenced gaming operations late in the fourth quarter of 2005.

Pari-mutuel revenues increased $3.1 million or 9% from $32.9 million to $36.0 million for the year ended December 31, 2004 compared to the year ended December 31, 2005, respectively. The increase was primarily due to the opening in August of a new satellite wagering facility in Henry County, Virginia, and the opening in October 2005 of a second satellite wagering facility in Chesapeake, Virginia, and an increase in the number of live racing days in 2005 from 66 to 76.

Food and Beverage revenues increased $2.0 million or 11% from $18.4 million to $20.4 million for the year ended December 31, 2004 as compared to the year ended December 31, 2005, respectively. Of this increase, $0.5 million is attributable to The Lodge, $0.5 million to Colonial Downs and $1.0 million to the truck plaza facilities. The increase at Colonial Downs is attributable to the opening in August 2005 of a new satellite wagering facility in Henry County, Virginia, the opening in October 2005 of a second satellite wagering facility in Chesapeake, Virginia, and an increase in the number of live racing days from 66 in 2004 to 76 in 2005. The increase at the truck plazas is attributable to the acquisitions of the five additional truck plaza locations, which was $0.4 million of the increase, and the remaining $0.6 was attributable to overall change in the food menu in mid 2005.

Convenience store fuel revenues increased $19.7 million or 71% from $27.7 million to $47.4 million for the year ended December 31, 2004 compared to the year ended December 31, 2005, respectively. The increase was the result of the average selling price of fuel rising from $1.78 to $2.29 per gallon, and the acquisition of the five additional truck plaza locations in 2005.

Other revenues increased $2.8 million or 30% from $9.0 million for the year ended December 31, 2004 to $11.8 million for the year ended December 31, 2005. The increase is primarily attributable to miscellaneous sales made at the new satellite wagering facility that opened in November 2005 in Richmond, Virginia, and the new satellite wagering facility opened in October 2005 in Vinton, Virginia as well as the convenience store revenues generated from the opening of the Breaux Bridge, Louisiana truck plaza location in 2004.

Promotional allowances increased $3.1 million or 15% from $20.7 million for the year ended December 31, 2004 to $23.8 million for the year ended December 31, 2005. The increase is primarily associated with an increase in promotional allowances at The Lodge of $2.1 million, the Gilpin of $0.1 million, the Gold Dust West-Reno $0.1 million and the truck plazas in Louisiana of $1.2 million. The increases at The Lodge, the Gilpin and the Gold Dust West-Reno are attributable to a combination of increased complimentary sales and cash incentives to our customers. The increase in Louisiana is attributable primarily to $0.3 million in complimentary food and beverage sales at the five new truck plaza locations and $0.9 million in additional promotional allowances from new customer reward programs which began in mid 2005.

The total costs and expenses shown in the above summary of our consolidated operating results include all costs and expenses for our casino operations, pari-mutuel facilities, video poker truck plaza operations, as well as our corporate overhead and abandonment costs. Total costs and expenses increased $50.4 million or 28% from $182.3 million for the year ended December 31, 2004 to $232.8 million for the year ended December 31, 2005 and were primarily attributable to the increased revenues discussed above and as detailed below.

Included in our total costs and expenses are our casinos operating costs, which we review when we analyze our casino performance. Our total casino operating costs increased $4.9 million or 6% to $84.2 million from $79.3 million for the year ended December 31, 2005 compared to the year ended December 31, 2004, respectively.

The Lodge casino comprised $2.2 million of this increase, the Gilpin accounted for $2.6 million of the increase, with the balance of $0.1 million attributable to Gold Dust West-Reno. The increase in The Lodge expenses was due to increased gaming taxes (resulting from increased gaming revenues), slot participation costs, general operating expenses and maintenance. The increase at the Gilpin was attributable to gaming taxes and operating costs of the Gilpin Poker room which opened in the first quarter of 2005. The increase at the Gold Dust West-Reno was related to an increase in depreciation and an increase in repairs and maintenance costs related to the snow storms that impacted the Reno market in January 2005.

Included in our total costs and expenses are our video poker truck plazas operating costs, which we review when we analyze our truck plaza performance. Our total operating costs and expenses at our video poker truck plaza expenses increased $29.1 million or 52% to $85.6 million for the year ended December 31, 2005 compared to $56.5 million for the year ended December 31, 2004. Approximately $12.0 million of this increase is due to the opening of the five new truck plazas, $12.4 million was the result of increased fuel costs and approximately $4.7 million reflects other costs, primarily direct costs associated with increased gaming and convenience store revenues of the truck plazas.

Included in our total costs and expenses are our pari-mutuel facilities, which we review when we analyze our racetrack and our off track wagering facilities. Our total operating costs and expenses at our pari-mutuel facilities increased $16.5 million or 43% to $54.7 million for the year ended December 31, 2005 compared to $38.2 million for the year ended December 31, 2004. This increase is primarily attributable to the opening of the new satellite wagering facilities in Chesapeake, Virginia and Henry County, Virginia which we opened in August 2005 and October 2005, respectively, an increase in expense due to additional live race days, and $10.4 million was expensed in 2005 related to the management contract termination discussed above.

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

Abandonment costs decreased $1.5 million or 51% for the year ended December 31, 2005 compared to the year ended December 31, 2004. During the year ended 2004, we recorded a $2.9 million charge to operations attributable to the write-off of abandoned project costs. Included in these costs was $1.8 million related to development costs associated with a potential gaming site in D’Iberville, Mississippi, $0.8 million in direct acquisition costs consisting of option payments, and legal and accounting fee expenditures associated with four separate unrelated parties to acquire seven video poker truck plaza operations in Louisiana and approximately $0.3 million in other capitalized costs charged to operations due to abandonment of miscellaneous other projects. The 2005 abandonment charge of $1.4 million represents the allocated net book value of a stand-alone portion of the Gold Dust West-Reno’s L-wing, containing 66 of the property’s 106 motel rooms. After considering alternative plans for this stand-alone portion of the motel including a refurbishing, we decided that the property would be better served with improved access and expanded parking. We began demolition of the L-wing during the first quarter of 2006 and substantially completed the project late in the second quarter. We added approximately 75 parking spaces as a result of the demolition and will continue to operate the remaining 40 hotel rooms.

Net interest expense increased $2.6 million for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase is attributable to the issuance of $23 million in additional senior secured notes in conjunction with the acquisition of three truck plaza facilities as discussed above.

Income tax expense of $0.4 million was incurred during the year ended December 31, 2005. On March 11, 2002, we received notice from the Internal Revenue Service asserting deficiencies in federal corporate income taxes for a subsidiary for the 1998 tax year. The proposed adjustment related to the deductibility of depreciation taken against costs incurred by The Lodge to build and improve public assets. We settled this issue with the Internal Revenue Service and recorded a charge to earnings of $0.4 million, including $0.1 million in interest during the third quarter of 2005. No penalties were assessed on this settlement.

F.             Segment information for the three years ended December 31, 2006

As discussed above, we have four segments representing the geographic regions of our operations: Colorado, Nevada, Louisiana and Virginia. Each segment is managed separately because of the unique characteristics of its revenue stream and customer base.

The information presented is by each segment in which we have operations and also presents our EBITDA (earnings before interest, income taxes, depreciation and amortization) for each segment. We believe that the presentation of a non-GAAP financial measure such as EBITDA is useful because it allows investors and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our properties using EBITDA measures as do most analysts following the gaming industry. EBITDA is an element of certain key financial covenants in our debt agreements and, as such, is a critical component that we closely watch in order to determine our ability to achieve future growth and to ensure we are in compliance with our debt agreements. We present EBITDA in the tables below as supplemental information and to provide further discussion and analysis of our operating results. EBITDA can be reconciled directly to our consolidated net income (loss) by adding the amounts shown for depreciation and amortization, interest and income taxes to net income (loss). This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income (loss), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited.

The following is a summary of the net revenues, costs and expenses and EBITDA, for the three years ended December 31, 2006, 2005 and 2004 (dollars in thousands):

	For the Years Ended December 31,
	2006	2005	2004
NET REVENUES
Colorado:
The Lodge	$67,315	$67,428	$64,144
Gilpin	22,245	20,986	18,137
Total Colorado	89,560	88,414	82,281
Nevada:
Gold Dust West-Reno	22,893	22,331	22,465
Gold Dust West-Carson City	6,517
Gold Dust West-Elko
Total Nevada	29,410	22,331	22,465
Louisiana	148,776	100,251	64,499
Virginia	44,549	40,967	37,101
Total Net Revenues	312,295	251,963	206,346

COSTS AND EXPENSES (excluding depreciation and amortization, net interest expense and income taxes)
Colorado:
The Lodge	46,286	46,166	43,973
Gilpin	16,158	16,497	14,094
Total Colorado	62,444	62,663	58,067
Nevada:
Gold Dust West-Reno	14,675	16,228	14,930
Gold Dust West-Carson City	7,664
Gold Dust West-Elko	499
Total Nevada	22,838	16,228	14,930
Louisiana	127,760	82,658	54,052
Virginia	43,686	51,993	35,500
Net corporate overhead	21,241	7,646	9,314
Total Costs and Expenses	277,969	221,188	171,863

EBITDA
Colorado:
The Lodge	21,029	21,262	20,171
Gilpin	6,087	4,489	4,043
Total Colorado	27,116	25,751	24,214
Nevada:
Gold Dust West-Reno	8,218	6,103	7,535
Gold Dust West-Carson City	(1,147)
Gold Dust West-Elko	(499)
Total Nevada	6,572	6,103	7,535
Louisiana	21,016	17,593	10,447
Virginia	863	(11,026)	1,601
Net corporate overhead	(21,241)	(7,646)	(9,314)

Total EBITDA	$34,326	$30,775	$34,483

See Sections D and E above which provide explanations regarding the fluctuations in our revenues and costs and expenses by property and segment.

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure, to our net income (loss), a GAAP financial measure (dollars in thousands):

Year ended December 31, 2006	EBITDA	Depreciation and Amortization	Interest Expense, net	Income Tax Benefit	Net Income (Loss)
Colorado:
The Lodge	$21,029	$3,810	$10,049		$7,170
Gilpin	6,087	1,725	3,045		1,317
Total Colorado	27,116	5,535	13,094		8,487
Nevada:
Gold Dust West-Reno	8,218	1,539	3,822		2,857
Gold Dust West- Carson City	(1,147)	727	814		(2,688)
Gold Dust West-Elko	(499)		86		(585)
Total Nevada	6,572	2,266	4,722		(416)
Louisiana	21,016	3,302	3,645		14,069
Virginia	863	2,069	549		(1,755)
Corporate overhead (1)	(21,241)	520	9,543	$103	(31,201)
TOTAL	$34,326	$13,692	$31,553	$103	$(10,816)

Year ended December 31, 2005	EBITDA	Depreciation and Amortization	Interest Expense, net	Income Tax Expense	Net Income (Loss)
Colorado:
The Lodge	$21,262	$3,372	$8,310		$9,580
Gilpin	4,489	1,645	2,580		264
Total Colorado	25,751	5,017	10,890		9,844
Nevada (2)	6,103	1,691	3,126		1,286
Louisiana	17,593	2,958	3,197		11,438
Virginia (3)	(11,026)	1,685	236		(12,947)
Corporate overhead	(7,646)	225	5,206	$423	(13,500)
TOTAL	$30,775	$11,576	$22,655	$423	$(3,879)

Year ended December 31, 2004	EBITDA	Depreciation and Amortization	Interest Expense, net	Income Tax Expense	Net Income (Loss)
Colorado:
The Lodge	$20,171	$3,385	$8,368		$8,418
Gilpin	4,043	1,453	2,426		164
Total Colorado	24,214	4,838	10,794		8,582
Nevada	7,535	1,436	3,139		2,960
Louisiana	10,447	2,490	2,580		5,377
Virginia	1,601	1,544	92		(35)
Corporate overhead	(9,314)	178	3,403		(12,895)
TOTAL	$34,483	$10,486	$20,008		$3,989

(1)                               Included in corporate overhead for 2006 are $9.3 million in pre-payment penalties, tender and consent costs for our debt refinancing and $3.3 million we expended to pursue a constitutional amendment in Ohio to allow slot machines at the seven existing racetracks and two locations in downtown Cleveland.  See Section G, “Liquidity and Capital Resources,” for further discussion.

(2)                                 Included in Nevada for 2005 is a $1.4 million non-cash abandonment charge which represented the allocated net book value of a stand-alone portion of the Gold Dust West-Reno’s L-wing.

(3)                             Included in Virginia for 2005 is $10.4 million that was expensed related to the management contract termination.

G.                                  Liquidity and capital resources—December 31, 2006

As of December 31, 2006, we had cash and cash equivalents of $24.1 million compared to $23.6 million in cash and cash equivalents as of December 31, 2005. The $0.5 million increase is the result of $4.5 million cash provided by operating activities, $53.4 million cash used in investing activities, and $49.4 million provided by financing activities, which is further discussed below.

During 2006, we completed several transactions which impacted our liquidity. On June 16, 2006, we completed our debt refinancing in the form of unsecured and secured indebtedness totaling $210 million and $100 million, respectively. Additionally, in June and July 2006, we acquired three truck plaza video gaming facilities from an affiliated party and two truck plazas from unrelated third parties. In June 2006, we acquired a casino in Carson City, Nevada. Finally, during the third and fourth quarters of 2006, we acquired approximately three percent of the outstanding shares of a publicly-traded company because we believe the shares present an attractive investment opportunity to achieve capital appreciation and perhaps the investment will present other opportunities for us in the future. These transactions are discussed in greater detail above in Section B, “Significant transactions occurring during the year ended December 31, 2006.”

In Ohio, we provided support for a proposed constitutional amendment that would have established a tuition grant program for Ohio students to attend public or private colleges in the state by allowing up to 3,500 slot machines at each of the state’s seven existing racetracks and two locations in downtown Cleveland. Ohio residents voted on the proposed constitutional amendment on November 7, 2006 and the amendment was not approved. During 2006, we funded a total of $3.3 million in support of this amendment.

As of December 31, 2006, we have $40 million available on our revolving senior credit facility for acquisitions and/or capital expenditure programs. The revolving senior credit facility carries an interest rate of 2.50% above LIBOR and expires in June 2011.

While our owners have made capital contributions to facilitate various acquisitions of the company from time to time, we can give no assurance that they will continue to do so in the future. Additionally, as we are a Subchapter S Corporation, we may from time to time make distributions to our owners on any taxes due as a result of income generated by us. Furthermore, annual distributions may be made to our owners in an aggregate amount not to exceed the greater of $1 million and 50% of consolidated net income for the immediately prior fiscal year.

As of December 31, 2006, our total debt approximates $277.1 million. Our future liquidity, which includes our ability to make semi-annual interest payments on June 15 and December 15 of each year, depends upon our future operational success.

We do not have any off-balance sheet financing arrangements or transactions with unconsolidated, limited purpose entities nor are any contemplated in the future.

We believe that our cash flow from operations, cash and cash equivalents and our $40 million senior revolving credit facility discussed above will be adequate to meet our debt service obligations and operational expenditures, as well as our capital expenditure requirements for the next twelve months. Throughout 2006, we have been developing a new casino in Elko, Nevada. As of December 31, 2006, we have capitalized $9.6 million of property, plant and equipment, including a capital lease totaling $1.4 million. During December 2006, we borrowed $20 million on the delayed draw term loan facility, which will be utilized to complete the development of our Elko property. The property opened on March 5, 2007. Additionally, capital expenditures, excluding development projects, for 2007 are projected to be $13.3 million. While we believe these sources will provide us sufficient liquidity over the next twelve months, we can give no assurance that these sources of cash will be sufficient to enable us to do so. Further, in addition to our normal capital expenditure requirements, we anticipate that we will pursue the acquisition of other properties and continue to engage in the pursuit of new development opportunities. It is possible that we may need to enter into new financing arrangements and raise additional capital in the future if we are unable to generate sufficient cash to sustain expansion. Our ability to incur additional debt is further restricted by the terms and covenants of our senior secured and senior unsecured notes. We can give no assurance that we will be able to raise any capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, and therefore heighten the related risks we currently face.

We also face the risk that there could be a decline in the demand for our products and services, which would reduce our ability to generate funds from operations.  While we believe our cash flows are geographically diverse, at present we do have a significant concentration of cash flows generated in the Black Hawk, Colorado and Louisiana markets.  Should the Black Hawk or Louisiana markets decline or become saturated or should competition erode our market share, we would suffer a decline in available funds generated from operations.  If this were to occur, there exists the possibility that our credit rating could be downgraded, which would further reduce our ability to access the capital markets and obtain additional or alternative financing.  See the section “Risk Factors” in Item 1A above.

The following table provides disclosure concerning JEI’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of December 31, 2006.

		Less than 1	1-3	4-5	After 5
	Total	Year	Years	Years	Years
	(Dollars in Thousands)
Long-term debt(1)	$462,959	$27,262	$54,347	$54,620	$326,730
Operating leases(2)	41,687	2,601	4,560	3,399	31,127
Other long-term obligations(3)	25,734	1,906	3,417	2,911	17,500
Total contractual cash obligations	$530,380	$31,769	$62,324	$60,930	$375,357

(1)                                 Long-term debt includes principal and interest owing under the terms of our senior unsecured notes, our senior secured credit facility, the Black Hawk special assessment bonds, indebtedness of Colonial and various capital leases.

(2)                                 Operating leases include a land and warehouse lease for the Gold Dust West-Reno in Reno, Nevada, a land lease for Gold Dust West-Carson City in Carson City, Nevada, a land and building lease for Gold Dust West-Elko in Elko, Nevada, a land and building lease for the Vinton truck plaza in Vinton, Louisiana, and other leases for property and equipment.

(3)                                 Other long-term obligations include our obligation to pay $1 per video poker machine per day, plus $1,000 per machine annually in licensing to an unaffiliated party to maintain its video poker machines in our truck plaza operations.

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

•                                        JEI, through the Lucky Magnolia truck plaza, has an obligation to pay to an individual 4.9% of its net video poker revenue, after associated state taxes, for as long as video poker machines are operated on the property.

Finally, our outstanding senior unsecured notes aggregating $210 million cannot be redeemed until June 15, 2010. We can, however, with proceeds from an equity offering on more than one occasion redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 109.75% of the principal amount thereof, plus accrued and unpaid interest.

H.            Critical accounting policies and estimates

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

Property and equipment

We have a significant investment in long-lived property and equipment, representing approximately 70% of our total assets, which includes the recent acquisitions of Gold Dust West-Carson City and the video gaming truck stops. We estimate that the undiscounted future cash flows expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimate of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results. We review the carrying value of our property and equipment when events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use. Further, we assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each class of assets. Should the actual useful life of a class of assets differ from the estimated useful life, we would record an impairment charge. We review useful lives and obsolescence and assess the commercial viability of our assets periodically.

Goodwill and other intangible assets

We have $36.7 million in goodwill recorded on our consolidated balance sheet resulting from the acquisition of businesses. We do not have any other nonamortizing intangible assets on our consolidated balance sheet. We annually review our goodwill for impairment. The annual evaluation of goodwill requires the use of estimates about future operating results of each reporting unit to determine its estimated fair value. Changes in forecasted operations can materially affect these estimates. Once an impairment of goodwill has been recorded, it cannot be reversed.

Our three reporting units with goodwill balances at December 31, 2006 are Colorado ($6.7 million), Nevada ($9.0 million) and Louisiana ($21.0 million). There is no goodwill recorded in our Virginia reporting unit. We performed our most recent annual impairment test for these reporting units as of September 30, 2006 and updated the test at year end. Our annual impairment test included an analysis of the gaming industry overall as well as an analysis of the specific locations in which we operate. We determined the fair values for each of these reporting units using both the market approach (recent comparable transactions from which we derived an applicable valuation multiple) and the income approach (net present value of our anticipated future cash flows). These fair values were then compared to the carrying values for the respective reporting unit and determined that goodwill is not impaired at any of our reporting units. Furthermore, if the fair value of these reporting units declined by 10%, no goodwill impairment would exist.

We have reassessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets.

Item 7A.                Quantitative and Qualitative Disclosure about Market Risk.

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  On June 16, 2006 we issued $210 million of 9¾% senior unsecured notes due in 2014 and we issued $40 million in a secured term loan financing.  The proceeds of these two issuances were used to finance our acquisitions, refinance existing debt and for working capital purposes. Additionally, during December 2006, we borrowed $20 million on the secured delayed draw term loan facility which was used to complete the development of our new casino in Elko, Nevada. We have available a secured revolving facility of $40 million. The senior unsecured notes bear interest at a fixed rate of 9¾% and our senior secured debt, of which $59.8 million is outstanding as of December 31, 2006, bears interest at a blended rate of 7.85% at December 31, 2006 (2.50% above LIBOR).

If market interest rates increase, our cash requirements for interest on the senior secured credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior secured credit facility balance would also decrease. There would be an approximate change in our cash requirements of $0.5 million annually for interest should market rates increase or decrease by 10% compared to interest rate levels at December 31, 2006.

We currently do not invest in derivative financial instruments, interest rate swaps or other similar investments to alter interest rate exposure.

Item 8.                   Financial Statements and Supplementary Data.

Reference is made to the financial statements, the notes, and the report of our independent registered public accounting firm commencing on page F-1 of this report.

Item 9.                                                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

We have carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                Other Information.

There is no information we were required to report on Form 8-K during our fourth fiscal quarter of the year ended December 31, 2006 that was not so reported.

Item 10.                Directors, Executive Officers and Corporate Governance.

The following table provides information regarding our directors and executive officers and key employees of Black Hawk Gaming, Colonial and the Louisiana properties as of March 1, 2007:

Name	Age	Position
Jeffrey P. Jacobs	53	Chief Executive Officer, Secretary, Treasurer and Chairman of the Board
Richard E. Jacobs	81	Director
Stephen R. Roark	59	President
Ian M. Stewart	52	President of Pari-Mutuel Wagering Operations
Michael T. Shubic	52	Chief Operating Officer
Brett Kramer	38	Chief Financial Officer
Stan Guidroz	40	Vice President of Louisiana Operations

Jeffrey P. Jacobs is our Chairman, Chief Executive Officer, Secretary and Treasurer and a director. From 1996 to present, he served as Chairman and Chief Executive Officer of Diversified Opportunities Group Ltd., a company co-founded by Mr. Jacobs and his father, Richard E. Jacobs, and based in Cleveland, Ohio, that has investments in gaming companies and ventures. Diversified was acquired by Jacobs Entertainment on February 22, 2002. From 1975 to present, Mr. Jacobs has also served as Chairman and Chief Executive Officer of Jacobs Investments, Inc., a company engaged in the development, construction and operation of residential and commercial real estate projects in Ohio. He is also involved in a variety of private equity transactions and investments. Mr. Jacobs served in the Ohio House of Representatives from 1982 until 1986. He is also Chairman and Chief Executive Officer of Colonial, and Chairman and Chief Executive Officer of Black Hawk Gaming.

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

Stephen R. Roark was appointed as our President on December 5, 2006. During the five years prior to that, he was our Chief Financial Officer and President of Casino Operations. He was employed as Chief Financial Officer of Black Hawk Gaming since August 1993. Mr. Roark became a director of Black Hawk Gaming in 1994. He was elected President of Black Hawk Gaming in September 1995. Prior to that time he was an independent consultant in the Denver area rendering financial and accounting assistance to companies in the public marketplace. Mr. Roark has 17 years of public accounting experience, having served as a partner with a local accounting firm based in Denver and as a partner with a national accounting firm. Mr. Roark was with Hanifen, Imhoff and Prudential Securities, Inc. for three years and is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. Mr. Roark obtained his B.S.B.A. in Accounting from the University of Denver in 1973.

Ian M. Stewart is currently our President of Pari-Mutuel Wagering Operations. He has served as President of Colonial since November 1998 and its Chief Financial Officer since June 1997. From January 1998 through November 1998, Mr. Stewart served as Chief Operating Officer of Colonial. From October 1994 to June 1997, Mr. Stewart served as a consultant and a temporary Chief Financial Officer for several Virginia-based businesses. From December 1989 to September 1994, Mr. Stewart was Vice President and CFO of Hat Brands, Inc. Mr. Stewart is a Certified Public Accountant and holds an M.B.A. degree from the University of Michigan.

Michael T. Shubic has been our Chief Operating Officer since July 1, 2006. From December 1, 2002 when he joined us until his appointment as our Chief Operating Officer, he served as our Vice President of Casino Operations. From 2000 to 2002, Mr. Shubic was Vice President and General Manager of the Isle of Capri Black Hawk Casino in Black Hawk, Colorado. From 1997 to 2000, as a private individual, he explored and participated in various aspects of the golf industry, including education, sales and management. From 1984 to 1997, Mr. Shubic was employed by several gaming companies in Las Vegas and Reno, Nevada, Joliet, Illinois, and Nassau, Bahamas. His positions included marketing manager, casino administrator, customer analysis manager, casino credit manager and food and beverage manager. Mr. Shubic holds a B.S. degree in Hotel Administration from the University of Nevada.

Brett Kramer has been our Chief Financial Officer since December 5, 2006. He has been employed by us and certain of our predecessor subsidiaries for 12 years. He was responsible for overseeing accounting managers and controllers of our multi-state operating subsidiaries, over 30 in all. He has also been involved in developing our system of internal controls in order to comply with various gaming regulations and provisions of the Sarbanes-Oxley Act of 2002. Mr. Kramer was a staff and senior accountant for five years with Deloitte & Touche, LLP. He graduated with a degree in accounting from the University of Colorado in 1989 and is a Certified Public Accountant in Colorado.

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

We are a company wholly owned by Jacobs Investments, Inc. which in turn is 50% owned by Jeffrey P. Jacobs and two family trusts created by him, and 50% owned by a revocable trust and an irrevocable trust established by his father, Richard E. Jacobs. Our board of directors, consisting of Messrs. Jeffrey P. Jacobs and Richard E. Jacobs, has no nominating, audit, compensation or other committees. These two persons have served as our directors since our formation in 2001. They are elected each year. The board has adopted a code of ethics policy which is applicable to our CEO, CFO and our employees. We rely on our employment procedures and system of internal controls and procedures, to deter wrongdoing and to promote honest and ethical conduct, full, fair and accurate disclosure in our reports, our compliance with governmental laws, rules and regulations, and internal reporting of violations of our policies.

Item 11.                                                    Executive Compensation.

Compensation Discussion and Analysis

The following discussion of our executive compensation policies and practices include:

•                                          an overview of our board of directors’ philosophy as to executive compensation;

•                                          a discussion of the overall objectives of our compensation program for executive officers; and

•                                          a discussion of all material components of compensation, particularly for the five named executive officers listed in the Summary Compensation table.

Overview and Objectives

As described in Item 12 immediately below, we are a wholly owned subsidiary of a privately-held company, hence we have no publicly traded securities, nor any option or other equity based incentive programs for our executives or employees. Our Chairman and Chief Executive Officer, Jeffrey P. Jacobs, and his father, Richard E. Jacobs, a director, and trusts that they have established, own the equity securities of Jacobs Investments, Inc., the company that owns all of our equity securities.

The total cash compensation to Messrs. Jeffrey P. Jacobs and Richard E. Jacobs is limited to an aggregate of $1 million per year under our credit agreements. As a result, most elements of our compensation plans discussed below do not include our CEO, Jeffrey P. Jacobs. However, as also discussed below, our sole shareholder nonetheless is entitled under our credit agreements to certain tax distributions since, as a SubChapter S corporation, our taxable income flows through and is taxed to it. Finally and also as discussed in detail in Item 13 below, Messrs. Jeffrey P. Jacobs and Richard E. Jacobs have received certain direct dividends from us and constructive dividends resulting from the accounting treatment required of certain related party transactions.

Our Executive Compensation Program (Program) is designed to attract, motivate and retain high performing executives who are critical to our long-term success. The Program is structured to link executive compensation to how successfully we execute our business plans and meet a number of corporate, financial and operational goals. This design is intended to provide executives increased compensation when we do well and to provide less compensation when we do not.

The design and effectiveness of compensation policies and programs are reviewed by our CEO periodically in light of general industry and peer trends, and recommendations for changes are made to the board of directors as deemed advisable by the CEO. The CEO reviews such compensation matters with our internal personnel. The board of directors believes that the role played by the CEO in this process is reasonable and appropriate because the CEO is best suited to evaluate the performance of our executive personnel.

Our CEO reviews the philosophy, goals and objectives of the Program at least annually. In assessing their continued appropriateness, our CEO examines our success and the contributions of the individual executives in achieving our business plans. Our CEO considers the motivational impact of the Program as an incentive in attaining desired business results and in the continued ability to attract and retain high-quality executives. Key factors in judging whether the Program has met its goals are the Program’s relationship to our financial results, our future outlook and our ability to attract and retain key executive talent.

As a result of our corporate structure, the base compensation structure and amounts paid to all of our executive officers, except Jeffrey P. Jacobs, are determined after individual negotiations with each executive and approved by him. We formulate an annual cash incentive compensation plan for our named executive officers and selected middle management personnel based on our achievement of multi-year financial and growth objectives. Our discretionary annual bonus is paid in cash in an amount reviewed and approved by our CEO and traditionally has been paid in a single installment in the first quarter following the completion of a given fiscal year. Pursuant to current employment agreements, each named executive officer is eligible for a discretionary annual bonus up to an amount equal to 35% of such executive’s base salary. The actual amount of discretionary bonus, which varies by individual, is determined by our CEO following a review of each executive’s individual performance and contribution to our strategic and financial goals. In support of his recommendations, Mr. Jacobs considers the desirability of maintaining a cohesive, long standing management and operating group and keeps himself informed of the salaries and benefits offered by competitors although he does not adhere to specific benchmarks, median placements, percentages or ranges of compensation paid by competitors or others.

The following table sets forth information regarding the compensation paid by us to each of the following individuals for services rendered in all capacities for the years indicated:

Name and Principal Position(1)	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation(2)(3)	Total
		($)	($)	($)	($)		($)	($)	($)
Jeffrey P. Jacobs	2006 2005 2004	500,000 500,000 500,000	250,000 250,000 250,000					1,513,000 450,000 450,000

Stephen R. Roark	2006 2005 2004	370,529 350,000 350,000	140,000 107,000 72,700

Ian M. Stewart	2006 2005 2004	264,769 250,000 250,000	50,000 75,000 30,000

Michael T. Shubic	2006 2005 2004	272,445 242,000 240,000	105,000 73,000 59,440

Brett Kramer	2006 2005 2004	166,921 137,845 113,200	70,000 30,000 24,700

(1)                                  See Item 10 above which describes the principal positions of the named executives.

(2)                                  See Item 13 below which describes consulting fees paid to Jacobs Investment Management Co., Inc., an affiliate of Mr. Jacobs.

(3)                                  Also see Item 13 below that describes $34,205,000 of distributions to our owners during 2006 which directly and indirectly benefited our Chief Executive Officer.

Employment Agreements

Each of our five executive officers, except our CEO, Jeffrey P. Jacobs, is a party to an Executive Employment Agreement as follows:

			Base Salary
Name	Title	Effective Date	Year One	Year Two	Year Three

Stephen R. Roark	President	December 5, 2006	$400,000	$450,000	$475,000

Michael T. Shubic	Chief Operating Officer	July 1, 2006	300,000	325,000	350,000

Ian M. Stewart	President of Pari-Mutuel Wagering Operations	August 1, 2006	275,000	287,500	300,000

Brett Kramer	Chief Financial Officer	December 5, 2006	200,000	225,000	250,000

Stanley Politano	Executive Vice President	December 5, 2006	155,000	165,000	175,000

All employment agreements are substantially identical except with respect to the amount of the executives’ respective salaries. Among the more important provisions of the agreements are the following:

(a)           the term of each agreement is three years from its effective date;

(b)           the base salaries are set forth above; in addition, each executive is entitled to receive an annual bonus of up to 35% of his base salary if certain performance criteria (established each year) are met;

(c)           the agreements provide that if the executive is terminated without cause or dies, he or his estate is entitled to a lump sum payment equal to six month’s salary and a pro rated portion of his bonus. If there is a change in our control and the executive is not offered employment satisfactory to him, he is entitled to a lump sum payment equal to one year’s salary except in the case of Mr. Roark who is entitled to a lump sum payment equal to three year’s salary; and

(d)           each agreement contains customary provisions regarding vacations, automobile benefits, insurance and expense reimbursements.

Director Compensation

We have two directors, Jeffrey P. Jacobs, who is also our CEO, and Richard E. Jacobs, his father. In 2006, Richard E. Jacobs was paid $250,000 for his service as a director. Our directors receive no other compensation for their services as directors.

As explained in Item 13 below, our stockholders received compensation from us in 2006 as a result of direct distributions and amounts accounted for as distributions under generally accepted accounting principles resulting from sales of certain Louisiana truck stops to us for amounts greater than the stockholders’ identifiable cash cost therein. Distributions to our stockholders totaled $34,205,000 in 2006, including distributions payable at December 31, 2006 of $1,000,000.

Finally, under the terms of our bank credit agreement and note indenture, we are allowed to make a tax distribution to our stockholder to cover the tax on our income which is taxable to our stockholder because of our SubChapter S status.

The board of directors has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and based thereon, the board of directors has recommended that it be included in this Annual Report on Form 10-K.

During 2006, there were no interlocking relationships between any member of our board of directors and any of our executive officers that would be required to be disclosed under Item 407(e)(4) of Regulation S-K.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 15, 2007, there were 1,500 shares of our common stock outstanding divided into 1,320 Class A shares and 180 Class B shares. The shares are equal in all respects except that each Class B share entitles the holder to 50,000 votes on each matter required to be voted upon by our shareholders. We have no equity compensation, stock option or similar plans relating to our equity securities. All 1,500 shares (100%) of our issued and outstanding common stock are owned by Jacobs Investments, Inc., a Delaware corporation (“JII”).

The following table sets forth certain information regarding the beneficial ownership of JII’s common stock as of March 15, 2007, for each stockholder who is known by us to own beneficially more than 5% of JII’s common stock.

	Number of Shares		Percentage
Stockholder of JII	Class A	Class B	Class A	Class B
Jeffrey P. Jacobs(1) Golden Bear Plaza East Tower 1170 U.S. Highway One, Suite 600 North Palm Beach, Florida 33408	528	—	20%	—

Jacobs Family Economic and Control Trusts(2) Hahn Loeser & Parks LLP 200 Public Square, Suite 3300 Cleveland, Ohio 44114	792	180	30%	50%

Richard E. Jacobs(3) 25425 Center Ridge Road Cleveland, Ohio 41445	1,320	180	50%	50%

All executive officers and directors as a group	1,848	180	70%	50%

(1)                                  Jeffrey P. Jacobs is our Chief Executive Officer, Secretary, Treasurer and Chairman of the Board.

(2)                                  The Jacobs Family Economic Trust owns 792 Class A shares and the Jacobs Family Control Trust owns 180 Class B shares. Both trusts are dynasty trusts established by Jeffrey P. Jacobs for the benefit of his current and future heirs and place certain restrictions on the transfer of the shares by the trustee. The current trustee of both trusts is Stanley R. Gorom III, a partner in the Cleveland, Ohio law firm of Hahn Loeser & Parks LLP.

(3)                                  All shares shown as beneficially owned by Richard E. Jacobs are owned by The Richard E. Jacobs Revocable Trust, and the Richard E. Jacobs Irrevocable Trust. Richard E. Jacobs is the trustee of the Revocable Trust and Jeffrey P. Jacobs is the trustee of the Irrevocable Trust, which owns 12.4% of JII’s Class A shares.

(4)                                  The trusts referred to in the two preceding notes are referred to herein collectively as the “Trusts.”

Item 13.                                                    Certain Relationships and Related Transactions and Director Independence.

In order to assist us in our efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, we entered into an agreement with Premier One Development Company, effective October 1, 1997. On May 9, 2000, Premier merged into Jacobs Investments Management Co. Inc., 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two former directors of Colonial. Jacobs Entertainment, Inc. paid $450,000 to Jacobs Investments Management Company, Inc. (“JIMCO”) in January 2006, 2005 and 2004 for each respective year’s services. On June 16, 2006, fees under this agreement were increased to $1.25 million per year for 20 years and the agreement also requires that we pay a development fee of 2½% of budgeted development costs for projects undertaken by us. In accordance with the amended and restated agreement, $800,000 was paid in July 2006. Additionally, for the year ended December 31, 2006, we paid or accrued $263,000 to JIMCO for development projects undertaken by us.

We provide monthly management and accounting services for various truck stops owned by an affiliate of Jeffrey P. Jacobs and the Trusts. Total charges to the affiliate for these management services totaled $539,000, $64,000 and $51,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Additionally, we provide shared services such as a branded fuel card that can be used at the truck stops owned both by us and the affiliate, and repair parts purchased by the affiliate from us. These transactions result in receivables from and payables to affiliate. As of December 31, 2006, these transactions resulted in net receivables from affiliates totaling $316,000, and as of December 31, 2005, these transactions resulted in net payables to affiliates totaling $710,000. We expect to continue to render management and accounting services to the affiliate in the future. We believe the fees paid to us are no less favorable to us than those that would be paid to unaffiliated vendors.

Jacobs Entertainment was the obligor on notes to Jeffrey P. Jacobs and the Richard E. Jacobs Revocable Trust totaling $9.0 million, with interest only payable semi-annually at 12% per annum, and the principal amount due and payable on January 31, 2010. These notes were issued in connection with our acquisition of Louisiana truck stops. We were also an obligor on $10.5 million of notes issued in connection with our acquisition of additional truck stops from an unaffiliated party. These notes were purchased from the seller in February 2003 for $7 million by Jeffrey P. Jacobs and the Richard E. Jacobs Revocable Trust. All of these notes were paid on June 16, 2006.

In March 2005, we issued an additional $23 million in principal amount of our 11 7/8 Senior Secured Notes due 2009. We used proceeds derived from the sale of the notes to complete a purchase and sale agreement with Gameco Holdings, Inc. (“Gameco”), a company owned and controlled by our two directors and then sole owners. We purchased from Gameco all of the membership interests of three limited liability companies, each of which owned or leased a video gaming truck plaza in Louisiana. The aggregate purchase price of the entire membership interests in the three LLCs was $22.5 million. The assets of each LLC were purchased free and clear of liens and encumbrances and were pledged as additional collateral under our indenture. The acquisition of the three video gaming truck plazas was a combination of entities under common control and, as a result, the transaction was treated for accounting and financial reporting purposes similar to a pooling of interests. Under this method of accounting, the acquisitions were recorded at the transferor’s (Gameco’s) book value (rather than fair value), which is primarily represented by the historical identifiable cash cost in the assets transferred. This amount is approximately $10.1 million. The difference between this amount and the purchase price of $22.5 million was regarded for accounting and financial reporting purposes as a distribution to our then two owners and our stockholders’ equity was reduced by that amount. We obtained an opinion from an independent investment bank that the cash consideration paid was fair from a financial point of view. As part of the acquisition of these three truck plazas, the affiliated party seller provided capital to us. Amounts payable to this affiliated party totaled $386,000 as of December 31, 2005.

In December 2005, we acquired two of our 16 Louisiana truck plaza video gaming facilities from two unaffiliated companies for an aggregate consideration of $12.3 million. Our stockholders made an $8.8 million capital contribution to us which we used along with $3.5 million of other funds to pay the purchase price. We made a distribution to these stockholders of $8.8 million on June 16, 2006.

In May 2006, we entered into agreements with Gameco, an affiliated company, to purchase three Louisiana truck plaza video gaming facilities and raw land and equipment suitable for a fourth facility. We closed these agreements on June 16, 2006. The total purchase price was $15.0 million (with $620,000 allocated to the raw land). Gameco’s net book value in the interests acquired was approximately $8.0 million resulting, for accounting purposes, in a net distribution to it of approximately $7.0 million.

We may invest up to $3 million per year in private or publicly traded securities of unaffiliated companies. These investments may be selected and managed by Jacobs Investments, Inc., a company wholly owned and controlled by our Chairman and Chief Executive Officer, Jeffrey P. Jacobs, certain of his family trusts and trusts created by Richard E. Jacobs, a director, provided that under our senior credit agreement our pro forma consolidated leverage ratio (ratio of our total pro forma debt to our pro forma EBITDA) must be 5.0 to 1.0 or less after giving effect to any such investment and provided that under our note indenture our fixed charge coverage ratio (ratio of our Consolidated EBITDA to our fixed charges, primarily interest) was at least 2.0 to 1.0 for the preceding four quarter period; and provided further that to the extent that less than $3.0 million in the aggregate of such investments are made in any fiscal year, the unused amount may be used in the succeeding fiscal year, subject to the pro forma leverage condition just discussed. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment in Equity Securities.”

Gameco, an affiliated company, owns and has the right to acquire additional video gaming truck plazas in Louisiana. We have the right to purchase any existing or future video gaming facilities acquired by that company at a price equal to (i) the lesser of (a) seven times trailing 12 months EBITDA, and (b) the sum of the consideration paid by the affiliated company plus or minus an adjustment for working capital and plus an amount equal to the trailing 12 months EBITDA, or (ii) an amount supported by a fairness opinion by a nationally recognized accounting, investment banking or appraisal firm; provided that after giving effect to each such acquisition and pro forma for contemplated expenditures, (x) there must be at least $10,000,000 of undrawn availability under our revolving credit line, (y) we must be in pro forma compliance with all financial covenants under our credit agreements, and (z) we must maintain specified levels with respect to our consolidated total leverage ratio. Any such acquisitions by us could result in significant profits to Gameco.

We have acquired from an affiliated party several options to lease and options to purchase land and certain improvements on the west bank of the Cuyahoga River in Cleveland, Ohio. We refer to these properties, covering an aggregate of approximately 624,000 square feet of land (14.4 acres) and a building comprised of 47,380 square feet of net rentable space, as the Nautica Properties. The Nautica Properties consist of six parcels and require aggregate option payments of $500,000 per year. The option agreements give us the right during the next four years to purchase two parcels and the right to purchase or enter into long term leases on the other four parcels. In general, the purchase price of the parcels would be based on independent appraisals of the land and improvement values, if casino gaming were to become legal in Ohio and the Nautica Properties were a licensed gaming venue. Jeffrey P. Jacobs, our Chairman and Chief Executive Officer, owns varying interests in five of the six parcels.

Although we may elect not to exercise the options unless casino gaming opportunities arise, we nonetheless have the right to acquire all or part of the Nautica Properties for other purposes. If we decide to exercise our options, the aggregate purchase price would be approximately $6.2 million for two parcels and the aggregate annual lease payments on four parcels would be approximately $450,000. The purchase price and rent payments would be increased if casino gaming were to become legal in Ohio and a casino is licensed at Nautica.

On June 16, 2006, we used proceeds from our refinancing to pay our stockholders a special distribution of $10 million.

Director Independence

We are a privately held company wholly owned by Jacobs Investments, Inc. which in turn is owned beneficially by our two directors, Jeffrey P. Jacobs, who is also our Chief Executive Officer, and his father, Richard E. Jacobs and several trusts created by them. Therefore, neither member of our board of directors is independent, nor are any independence standards applicable to us as a result of stock exchange or any other self regulatory organization’s requirements.

Item 14.                                                    Principal Accountant Fees and Services.

Fees paid to our registered public accounting firm for the last two years were as follows:

	Year Ended
	December 31,
	2006	2005
Audit fees	$920,000	$765,000
Audit related fees*	$29,000	31,000
Tax fees**	270,000	165,000
All other fees***	$988,000	128,000

*                                         Audit-related fees are principally comprised of our 401(k) audits and fees related to the internal control consulting services associated with our Sarbanes-Oxley implementation project.

**                                  Tax fees are principally comprised of preparation of federal and state corporate income tax returns, various state tax returns, and research and related tax consultation services.

***                           2006 includes $938,000 in fees attributable to our June 16, 2006 debt refinancing. 2005 includes $90,000 in fees attributable to our March 2, 2005 debt tack-on offering of additional secured notes.

We have no audit committee. Our board of directors has considered and has determined that provision of the services described above and amounts paid for those services are compatible with maintaining our principal accountant’s independence.

Item 15.                                                    Exhibits and Financial Statement Schedules.

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

(b)                                 Exhibits

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger dated as of April 25, 2001, among Black Hawk Gaming & Development Company, Gameco, Inc. and BH Acquisition, Inc.

2.2(1)	Amendment to Agreement and Plan of Merger dated as of November 12, 2001 among Black Hawk Gaming & Development Company, Inc., Gameco, Inc. and BH Acquisition, Inc.

2.3(1)	Exchange Agreement dated February 22, 2002 among Gameco, Inc., Jeffrey P. Jacobs and The Richard E. Jacobs Revocable Trust.

2.4(1)	Agreement and Plan of Merger dated as of June 11, 2001 among Colonial Holdings, Inc., Gameco, Inc. and Gameco Acquisitions, Inc.

2.5(1)	Amendment to Agreement and Plan of Merger dated as of November 16, 2001 among Colonial Holdings, Inc., Gameco, Inc. and Gameco Acquisition, Inc.

2.6(1)	Agreement and Plan of Merger, dated February 22, 2002 between Gameco, Inc. and Jacobs Entertainment, Inc.

3.1(1)	Certificate of Incorporation of Gameco, Inc.

3.2(1)	By-Laws of Gameco, Inc.

3.3(1)	Articles of Incorporation of Black Hawk Gaming & Development Company, Inc.

3.4(1)	Bylaws of Black Hawk Gaming & Development Company, Inc.

3.5(1)	Articles of Incorporation of Gold Dust West Casino, Inc.

3.6(1)	Code of By-laws of Gold Dust West Casino, Inc.

3.7(1)	Articles of Organization of Black Hawk/Jacobs Entertainment, LLC.

3.8(1)	Operating Agreement of Black Hawk/Jacobs Entertainment, LLC.

3.9(1)	Joint Venture Agreement of Gilpin Hotel Venture.

3.10(1)	Articles of Incorporation of Gilpin Ventures, Inc.

3.11(1)	By-Laws of Gilpin Ventures, Inc.

3.12(1)	Articles of Incorporation of Jalou II Inc.

3.13(1)	By-Laws of Jalou II Inc.

3.14(1)	Articles of Incorporation of Winner’s Choice Casino, Inc.

3.15(1)	By-Laws of Winner’s Choice Casino, Inc.

3.16(1)	Articles of Organization of Diversified Opportunities Group Ltd.

3.17(1)	Articles of Organization of Jalou L.L.C.

3.18(1)	Articles of Organization of Houma Truck Plaza & Casino, L.L.C.

3.19(1)	Articles of Organization of Jalou-Cash’s L.L.C.

3.20(1)	Articles of Incorporation of JACE, Inc.

3.21(1)	Articles of Organization of Lucky Magnolia Truck Stop and Casino, L.L.C.

3.22(1)	Articles of Organization of Bayou Vista Truck Plaza and Casino, L.L.C.

3.23(1)	Articles of Organization of Raceland Truck Plaza and Casino, L.L.C.

3.24(1)	Articles of Incorporation of JACE, Inc. (duplicate of Exhibit 3.20).

3.25(2)	Certificate of Amendment of Certificate of Incorporation of Gameco, Inc.

3.26(2)	Amended and Restated Certificate of Limited Partnership of Colonial Downs, L.P.

3.27(2)	Limited Partnership Agreement of Colonial Downs, L.P.

3.28(2)	Amended and Restated Articles of Incorporation of Colonial Downs Holdings, Inc.

3.29(2)	Amendment to Articles of Incorporation of Colonial Downs Holdings, Inc.

3.30(2)	Bylaws of Colonial Downs Holdings, Inc.

3.31(2)	Articles of Incorporation of Stansley Racing Corp.

3.32(2)	Articles of Amendment to the Articles of Incorporation of Stansley Racing Corp.

3.33(2)	Bylaws of Stansley Racing Corp.

3.34(2)	Amended and Restated Operating Agreement of Diversified Opportunities Group Ltd.

3.35(2)	Amendment to the Operating Agreement of Black Hawk/Jacobs Entertainment, LLC.

3.36(2)	Amendment to the Certificate of Incorporation of Gameco, Inc.

3.37(8)	Articles of Organization of Jalou Breaux Bridge, LLC dated January 29, 2003.

3.38(8)	Articles of Organization of Jalou Eunice, LLC dated March 27, 2003.

3.39(8)	Articles of Organization of Jalou of Jefferson, LLC dated September 23, 2003.

3.40(10)	Certificate of Amendment of Certificate of Incorporation of Jacobs Entertainment, Inc. dated September 27, 2005.

3.41(10)	Articles of Incorporation of Jacobs Piñon Plaza Entertainment, Inc. dated November 2, 2005.

3.41A(12)	Bylaws of Jacobs Piñon Plaza Entertainment, Inc. dated November 8, 2005.

3.42(12)	Articles of Incorporation of Fuel Stop 36, Inc. dated August 24, 1989.

3.43(12)	Articles of Organization of Jalou of Larose, LLC dated November 3, 2005.

3.44(12)	Articles of Incorporation of Jacobs Elko Entertainment, Inc.

3.45(12)	Bylaws of Jacobs Elko Entertainment, Inc.

3.46(12)	Articles of Organization of Jacobs Dakota Works, LLC.

3.47(12)	Operating Agreement of Jacobs Dakota Works, LLC.

3.48(12)	Articles of Organization of Jalou Diamond L.L.C.

3.49(12)	Limited Liability Company Agreement of Jalou Diamond L.L.C.

3.50(12)	Articles of Organization of Jalou Magic L.L.C.

3.51(12)	Limited Liability Company Agreement of Jalou Magic L.L.C.

3.52(12)	Articles of Organization of Jalou of Vinton-Bingo, LLC.

3.53(12)	Limited Liability Company Agreement of Jalou of Vinton-Bingo, LLC.

3.54(12)	Articles of Organization of Jalou of Vinton, LLC.

3.55(12)	Limited Liability Company Agreement of Jalou of Vinton, LLC.

3.56(12)	Articles of Organization of Jalou of St. Helena, LLC.

3.57(12)	Limited Liability Company Agreement of Jalou of St. Helena, LLC.

3.58(12)	Amended and Restated Articles of Incorporation of Jacobs Piñon Plaza Entertainment, Inc.

3.59(12)	Articles of Organization of Jalou of St. Martin, L.L.C.

3.60(12)	Limited Liability Company Agreement of Jalou of St. Martin, L.L.C.

3.61(12)	Limited Liability Company Agreement of Jalou L.L.C.

3.62(12)	Operating Agreement of Houma Truck Plaza Stop and Casino, L.L.C.

3.63(12)	Limited Liability Company Agreement of Jalou-Cash’s L.L.C.

3.64(12)	Limited Liability Company Agreement of Lucky Magnolia Truck Stop and Casino, L.L.C.

3.65(12)	Limited Liability Company Agreement of Bayou Vista Truck Plaza and Casino, L.L.C.

3.66(12)	Limited Liability Company Agreement of Raceland Truck Plaza and Casino, L.L.C.

3.67(12)	Limited Liability Company Agreement of Jalou Breaux Bridge, LLC.

3.68(12)	Limited Liability Company Agreement of Jalou of Eunice, LLC.

3.69(12)	Limited Liability Company Agreement of Jalou of Jefferson, LLC.

3.70(12)	Limited Liability Company Agreement of Jalou of Larose, LLC.

3.71(12)	Articles of Organization of Colonial Downs, LLC.

3.72(12)	Operating Agreement of Colonial Downs, LLC.

3.73(12)	Articles of Organization of JRJ Properties, LLC.

3.74(12)	Limited Liability Company Agreement of JRJ Properties, LLC.

3.75(12)	Articles of Organization of Virginia Concessions, LLC.

3.76(12)	Amended and Restated Operating Agreement of Virginia Concessions, LLC.

3.77A(12)	Articles of Amendment to the Articles of Incorporation of Old Dominion Racing Association, Inc.

3.77B(12)	Articles of Amendment to the Articles of Incorporation of Old Dominion Racing Association, Inc.

3.77C(12)	Articles of Amendment to the Articles of Incorporation of Old Dominion Jockey Club, Inc.

3.77D(12)	Articles of Amendment to the Articles of Incorporation of Maryland-Virginia Racing Circuit, Inc.

4.1(13)	Trust Indenture Agreement by and between Jacobs Entertainment, Inc. and Wells Fargo Bank, as Trustee, dated June 16, 2006.

4.2(13)

Registration Rights Agreement by and between Jacobs Entertainment, Inc. and Credit Suisse Securities (USA) LLC, CIBC World Markets Corp., Libra Securities, LLC, Wells Fargo Securities, LLC and KeyBanc Capital Markets, a Division of McDonald Investments Inc., as the initial purchasers, dated June 16, 2006.

4.3(12)	Pledge Agreement dated as of June 16, 2006 by and among Jacobs Entertainment, Inc., Black Hawk Gaming & Development Company, Inc. and Credit Suisse, Cayman Islands Branch.

4.4(12)	Guarantee Agreement dated as of June 16, 2006, by and among Jacobs Entertainment, Inc., certain of the subsidiaries of Jacobs Entertainment, Inc. and Credit Suisse, Cayman Islands Branch.

4.5(12)

Security Agreement dated as of June 16, 2006, made by Jacobs Entertainment, Inc. and each of the guarantors listed on the signature pages or from time to time a party by execution of a joinder agreement, as pledgors, assignors and debtors in favor of Credit Suisse, Cayman Islands Branch, in its capacity as collateral agent for the Secured Parties pursuant to the Credit Agreement.

4.6(12)	Contribution Agreement dated June 16, 2006, by and among Jacobs Entertainment, Inc. and affiliates of Jacobs Entertainment, Inc.

4.7(12)

Custodian Agreement dated as of June 16, 2006, by and between Dunham Trust Company, 1 East Liberty Street, Sixth Floor, Reno, NV 89504, as custodian, Credit Suisse, Cayman Islands Branch as Collateral Agent under the Credit Agreement, Jacobs Entertainment, Inc., as the Borrower under the Credit Agreement and Blackhawk Gaming & Development Company, Inc.

4.8(12)	Form of Jacobs Entertainment, Inc. 9.75% Rule 144A Global Note due 2014.

4.9(12)	Form of Jacobs Entertainment, Inc. 9.75% Regulation S Global Note due 2014.

4.10(12)	Form of Jacobs Entertainment, Inc. 9.75% IAI Global Note due 2014.

4.11(12)	Intercompany Note dated as of June 16, 2006 by and among Jacobs Entertainment, Inc., and Credit Suisse, Cayman Islands Branch.

4.12(12)	Purchase Agreement dated June 9, 2006 by and among Jacobs Entertainment, Inc. and Credit Suisse Securities (USA) LLC, on behalf of the purchasers of the $210,000,000 9.75% Senior Notes.

4.13(12)	Pledge Agreement dated June 16, 2006 by and among Jacobs Entertainment, Inc., Black Hawk Gaming & Development Company, Inc. and Canadian Imperial Bank of Commerce, acting through its New York Agency.

10.1(3)	Deed of Lease dated May 8, 2003 between Haynes Chippenham Plaza, LLC and Colonial Downs, L.P.

10.2(10)	Asset Purchase Agreement dated November 2, 2005 among Capital City Entertainment, Inc. and Jacobs Piñon Plaza Entertainment, Inc.

10.3(12)	Piñon Plaza Ground Lease dated June 26, 2006 by and between Clark G. Russell and Jean M. Russell, Trustees of The Clark and Jean Russell Family Trust and Jacobs Entertainment, Inc.

10.4(11)	Triple Net Lease dated November 14, 2005 among Route 225 Investments, LLC and Jacobs Entertainment, Inc.

10.5(13)	Ground Lease and Option Purchase Agreement dated September 12, 2005 between Dakota/Blackhawk, LLC and Jacobs Entertainment, Inc.

10.6(13)	Thoroughbred Horseman’s Agreement dated January 1, 2005 between Colonial Downs, L.P., Stansley Racing Corp. and The Virginia Horsemen’s Benevolent and Protective Association, Inc.

10.7(13)

Shopping Center Lease dated February 28, 2005 between Jay F. Wilks, Trustee under Indenture dated December 20, 1976 by and between Herbert Cashvan and Marvin Simon, as Settlors, and Jay F. Wilks as Trustee, and Colonial Downs, L.P.

10.8(12)	Standardbred Horsemen’s Contract effective March 1, 2006 among Colonial Downs L.P., Stansley Racing Corp. and The Virginia Harness Horse Association.

10.9(12)	Membership Interests Purchase Agreement dated May 16, 2006 by and between Gameco Holdings, Inc. and Jacobs Entertainment, Inc.

10.10A(12)

Asset Purchase Agreement dated May 17, 2006 between Feliciana Ventures, Inc., Forest Gold Truck Plaza and Casino, L.L.C., St. Helena Express & Casino, L.L.C., Seabuckle Gaming, Inc., Janice M. Penn and Minnie L. Hughes, as Sellers, Claude M. Penn, Jr., and Gameco Holdings, Inc. as Purchaser. (Assigned as to St. Helena to Jacobs Entertainment, Inc.).

10.10B(12)

First Amendment to Asset Purchase Agreement dated July 12, 2006 between Feliciana Ventures, Inc., Forest Gold Truck Plaza and Casino, L.L.C., St. Helena Express & Casino, L.L.C., Seabuckle Gaming, Inc., Janice M. Penn and Minnie L. Hughes, as Sellers, Claude M. Penn, Jr., and Gameco Holdings, Inc. as Purchaser. (Assigned as to St. Helena to Jacobs Entertainment, Inc.).

10.11(14)

Credit Agreement by and between Jacobs Entertainment, Inc., Credit Suisse Securities (USA) LLC and CIBC World Markets Corp., as Joint Lead Arrangers and Joint Bookrunners, and CIBC World Markets Corp., as Syndication Agent, and Wells Fargo Bank, National Association, as Documentation Agent and Swingline Lender, and CIT Lending Services Corporation, as Documentation Agent, and Credit Suisse, Cayman Islands Branch, as Issuing Bank, Administrative Agent and Collateral Agent, dated June 16, 2006.

10.12(12)	Consulting Agreement dated January 1, 2006 and amended June 16, 2006, by and among Jacobs Entertainment, Inc. and Jacobs Investments Management Co., Inc.

10.13(12)	Fourth Amendment to Option Purchase Agreement dated May 15, 2006 between Dakota/Blackhawk, LLC and Jacobs Entertainment, Inc.

10.14(12)	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Nautica Phase 2 Limited Partnership.

10.15(12)	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Jacobs Lot D, Inc.

10.16(12)	Option Agreement dated April 18, 2006 between Jacobs Entertainment, Inc. and Flats Development, Inc.

10.17(12)	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Sycamore & Main, Inc.

10.18(12)	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Nautica Peninsula Land Limited Partnership.

10.19(12)	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Sugar Warehouse Limited Partnership.

10.20(12)	Lease and Option to Purchase Agreement dated June 21, 2006 by and between Curray Corporation, Texas Pelican, LLC and Jalou of Vinton, LLC.

10.21(12)	Amendments to Thoroughbred Horsemen’s Agreements, dated May 11, 2006, by and between Colonial Downs, L.P. and The Virginia Horsemen’s Benevolent and Protective Association, Inc.

10.22(12)	Amendment to Standard Horsemen’s Agreements, dated May 26, 2006, by and between Colonial Downs, L.P. and The Virginia Harness Horse Association.

10.23(16)	Executive Employment Agreement dated December 5, 2006 between Jacobs Entertainment, Inc. and Stephen R. Roark.

10.24(16)	Executive Employment Agreement effective July 1, 2006 between Jacobs Entertainment, Inc. and Michael T. Shubic.

10.25(16)	Executive Employment Agreement effective August 1, 2006 between Jacobs Entertainment, Inc. and Ian M. Stewart.

10.26(16)	Executive Employment Agreement dated December 5, 2006 between Jacobs Entertainment, Inc. and Brett Kramer.

10.27(16)	Executive Employment Agreement dated December 5, 2006 between Jacobs Entertainment, Inc. and Stanley Politano.

12(17)	Computation of Ratio of Earnings to Fixed Charges.

14.1(15)	Code of Ethics.

21.1(12)	Subsidiaries of Jacobs Entertainment, Inc.

25.1(12)	Statement of Eligibility of Trustee on Form T-1.

31.1(17)	Chief Executive Officer Certificate under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(17)	Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(17)	Chief Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(17)	Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated hereby by reference from our registration statement on Form S-4 (SEC Registration No. 333-88242) filed on May 14, 2002.
(2)	Incorporated hereby by reference from Amendment No. 1 of our registration statement on Form S-4 (SEC Registration No. 333-88242) filed on August 8, 2002.
(3)	Incorporated hereby by reference from our Form 10-K filed on March 29, 2004.
(4)	Incorporated hereby by reference from our Form 10-K filed on March 31, 2003.
(5)	Incorporated by reference from our Form 10-Q filed August 13, 2004.
(6)	Incorporated hereby by reference from our Report on Form 8-K filed October 7, 2004.
(7)	Incorporated hereby by reference to Exhibits 2.01(a)and 2.01(b) from our Report on Form 8-K dated March 4, 2005.
(8)	Incorporated hereby by reference from our Form 10-K filed March 28, 2005.
(9)	Incorporated hereby by reference from our Report on Form 8-K filed on March 4, 2005.
(10)	Incorporated by reference from our Form 10-Q filed November 14, 2005.
(11)	Incorporated hereby by reference from our Report on Form 8-K filed on November 15, 2005.
(12)	Incorporated hereby by reference from our registration statement on Form S-4 (SEC Registration No. 333-136066) filed on July 7, 2006.
(13)	Incorporated hereby by reference from our Form 8-K filed on March 23, 2006.
(14)	Incorporated hereby by reference from our Form 8-K filed on June 22, 2006.
(15)	Incorporated hereby by reference from our Form 10-K filed on March 29, 2006.
(16)	Incorporated hereby by reference from our Form 8-K filed on December 8, 2006.
(17)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACOBS ENTERTAINMENT, INC.

By:	/s/ JEFFREY P. JACOBS
Jeffrey P. Jacobs
Chief Executive Officer

By:	/s/BRETT KRAMER
Brett Kramer
Chief Financial Officer

Date: March 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY P. JACOBS	Chairman of the Board of Directors and Chief	March 27, 2007
Jeffrey P. Jacobs	Executive Officer (Principal Executive Officer)

/s/ BRETT KRAMER	Chief Financial Officer	March 27, 2007
Brett Kramer	(Principal Financial and Accounting Officer)

/s/ RICHARD E. JACOBS	Director	March 27, 2007
Richard E. Jacobs

Jacobs Entertainment, Inc.

Consolidated Financial Statements as of December 31, 2006 and 2005, and for the Years Ended December 31, 2006, 2005, and 2004, and Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Jacobs Entertainment, Inc.
Golden, Colorado

We have audited the accompanying consolidated balance sheets of Jacobs Entertainment, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jacobs Entertainment, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 23, 2007

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND 2005

(Dollars in thousands)

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,101	$23,619
Restricted cash	951	1,515
Accounts receivable, net	4,512	2,916
Due from affiliate	316
Inventory	2,572	2,126
Prepaid expenses and other current assets	2,821	2,118
Total current assets	35,273	32,294
PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	55,822	54,137
Buildings and improvements	161,533	139,493
Equipment and furniture and fixtures	61,010	46,184
Leasehold improvements	2,426	2,364
Construction in progress	10,262	5,101
	291,053	247,279
Less accumulated depreciation and amortization	(55,119)	(43,843)
Property, plant and equipment, net	235,934	203,436
OTHER ASSETS:
Goodwill	36,674	33,558
Identifiable intangible assets, net	8,500	8,361
Debt issue costs, net	9,369	6,702
Investment in equity securities	9,942
Other assets	1,869	2,400
Total other assets	66,354	51,021
TOTAL	$337,561	$286,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$23,075	$15,806
Gaming taxes payable	3,191	3,144
Interest payable	1,368	8,185
Distributions payable	1,000
Due to affiliate		1,096
Current portion of long-term debt and capital lease obligations	1,297	3,924
Total current liabilities	29,931	32,155
Long-term debt and capital lease obligations	275,767	165,908
Long-term debt — related parties		19,489
Total long-term debt	275,767	185,397
Other liabilities	473	472
Total liabilities	306,171	218,024
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Class A Common stock, $.01 par value; 1,800 shares authorized, 1,320 shares issued and outstanding as of December 31, 2006 and 2005	—	—
Class B Common stock, $.01 par value; 200 shares authorized, 180 shares issued and outstanding as of December 31, 2006 and 2005	—	—
Additional paid-in capital	32,522	54,541
Retained (deficit) earnings	(3,131)	14,186
Accumulated other comprehensive income	1,999
Total stockholders’ equity	31,390	68,727
TOTAL	$337,561	$286,751

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(Dollars in thousands)

	2006	2005	2004
REVENUES
Gaming:
Casino	$121,483	$115,607	$108,347
Truck stop	61,177	44,590	30,603
Pari-mutuel	39,787	35,988	32,946
Food and beverage	24,199	20,391	18,422
Convenience store—fuel	74,226	47,434	27,714
Convenience store—other	9,814	6,111	4,316
Hotel	3,509	1,982	1,382
Other	4,371	3,695	3,350
Total revenues	338,566	275,798	227,080
Less: Promotional allowances	(26,271)	(23,835)	(20,734)
Net revenues	312,295	251,963	206,346

COSTS AND EXPENSES
Gaming:
Casino	43,567	41,804	38,586
Truck stop	34,986	24,304	17,730
Pari-mutuel	32,559	31,356	27,505
Food and beverage	13,137	10,459	9,788
Convenience store—fuel	70,140	44,363	25,876
Convenience store—other	13,243	8,558	5,612
Hotel	734	355	747
Marketing, general and administrative	60,282	48,198	43,128
Abandonment costs		1,424	2,891
Termination of contract		10,367
Depreciation and amortization	13,692	11,576	10,486

Total costs and expenses	282,340	232,764	182,349

OPERATING INCOME	29,955	19,199	23,997

Interest income	352	178	66
Interest expense, net of amounts capitalized	(31,905)	(22,833)	(20,074)
Pre-payment penalties, tender and consent costs	(9,321)

(LOSS) INCOME BEFORE INCOME TAXES	(10,919)	(3,456)	3,989

Income tax benefit (expense)	103	(423)

NET (LOSS) INCOME	$(10,816)	$(3,879)	$3,989

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(Dollars in thousands)

	Common Stock						Accumulated
					Additional	Retained	Other
		Class A	Class B		Paid-in	(Deficit)	Comprehensive
	Shares	Shares	Shares	Amount*	Capital	Earnings	Income	Total
BALANCES, JANUARY 1, 2004	1,500			$	$31,940	$36,576		$68,516
Capital contribution					1,883			1,883
Net income						3,989		3,989
BALANCES, DECEMBER 31, 2004	1,500			$	$33,823	$40,565		$74,388
Capital contribution					20,718			20,718
Distributions						(22,500)		(22,500)
Common stock exchange	(1,500)	1,320	180
Net loss						(3,879)		(3,879)
BALANCES, DECEMBER 31, 2005		1,320	180	$	$54,541	$14,186		$68,727
Capital contribution					5,685			5,685
Distributions					(27,704)	(6,501)		(34,205)
Comprehensive income (loss):
Net change in fair value of equity securities available-for-sale							1,999	1,999
Net loss						(10,816)		(10,816)
Total comprehensive loss								(8,817)
BALANCES, DECEMBER 31, 2006		1,320	180	$	$32,522	$(3,131)	$1,999	$31,390

*                                        The par value amount of Jacobs Entertainment, Inc. common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 above due to rounding.

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(Dollars in thousands)

	2006	2005	2004
OPERATING ACTIVITIES:
Net (loss) income	$(10,816)	$(3,879)	$3,989
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,692	11,576	10,486
Loss on sale of equipment	201	89	134
Deferred financing cost amortization and write-off	7,489	2,076	1,367
Note issue discount amortization and write-off	2,189	708	710
Note issue premium amortization and write-off	(1,811)	(489)
Noncash charge related to termination of contract		3,000
Noncash abandonment costs		1,424	1,500
Other	385		23
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	564	400	235
Accounts receivable	(1,539)	(1,113)	(364)
Inventory	(253)	(294)	(256)
Prepaid expenses and other assets	(199)	(1,099)	(723)
Accounts payable and accrued expenses	2,730	2,177	2,425
Gaming taxes payable	47	287	136
Interest payable	(6,817)	1,225	(28)
Due from/to affiliate	(1,412)	(1,151)	1,045
Net cash provided by operating activities	4,450	14,937	20,679
INVESTING ACTIVITIES:
Additions to property, plant and equipment	(24,212)	(19,097)	(18,584)
Proceeds from sale of equipment	72	159	295
Purchase of device rights	(773)	(732)	(907)
Purchase of available-for-sale securities	(7,943)
Acquisitions, net of cash acquired:
Casino	(14,702)
Truck stops	(5,808)	(12,161)
Net cash used in investing activities	(53,366)	(31,831)	(19,196)
FINANCING ACTIVITIES:
Proceeds from note issuance	210,000	25,300
Payments to obtain financing	(10,406)	(3,348)
Proceeds from long-term debt	60,000	1,338	5,100
Proceeds from revolving line of credit	26,461	17,821	4,265
Contributions from stockholders		14,388	1,883
Payments on long-term debt (including $19,489 paid to related parties in 2006)	(172,401)	(1,269)	(3,152)
Payments on revolving line of credit	(31,051)	(13,231)	(4,265)
Distributions to stockholders	(33,205)	(22,500)
Net cash provided by financing activities	49,398	18,499	3,831
NET INCREASE IN CASH AND CASH EQUIVALENTS	482	1,605	5,314
CASH AND CASH EQUIVALENTS—Beginning of year	23,619	22,014	16,700
CASH AND CASH EQUIVALENTS—End of year	$24,101	$23,619	$22,014
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$30,367	$19,231	$17,686
Non-cash investing and financing activities:
Capital contribution exchanged for retirement of note paid by affiliate	$5,685	$6,330	$
Acquisition of property for payables incurred	$5,374	$800	$1,357
Acquisition of property under capital lease agreements	$287	$3,288	$1,732
Distributions payable	$1,000	$	$
Notes payable incurred on termination of contract	$	$3,000	$

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005, AND FOR THE
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(Dollars in thousands)

1.                   BUSINESS AND ORGANIZATION

Jacobs Entertainment, Inc. (“JEI,” the ”Company,” “us,” “our,” or “we”) was formed on April 17, 2001, as a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended, to become a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Nevada, Louisiana, and Virginia.  Effective January 31, 2007, we became a wholly-owned subsidiary of Jacobs Investments, Inc. (“JII”), which in turn is 50% owned by Jeffrey P. Jacobs, our Chief Executive Officer, and two of his family trusts, and 50% owned by a revocable trust and an irrevocable trust established by his father, Richard E. Jacobs.  These persons and their affiliates are referred to herein as “Jacobs.”  As of December 31, 2006, we own and operate four casinos through wholly-owned subsidiaries.  Our casinos include The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Hotel Casino (“Gilpin”), both in Black Hawk, Colorado, the Gold Dust West Casino (“Gold Dust West-Reno”) in Reno, Nevada and the Gold Dust West-Carson City in Carson City, Nevada.  Additionally, we developed a new casino in Elko, Nevada (“Gold Dust West-Elko”), which opened on March 5, 2007.  JEI also owns and operates sixteen truck plaza video gaming facilities in Louisiana through two wholly-owned subsidiaries, Jalou LLC and Jalou II, which are collectively referred to as “Jalou,” “truck stops” or “truck plazas.”  We also receive a percentage of gaming revenue from an additional truck plaza video gaming facility.  Finally, JEI owns and operates a horse racing track with nine satellite wagering facilities in Virginia through a wholly-owned subsidiary, Colonial Holdings, Inc. (“Colonial”).

On March 2, 2005, we acquired three truck plaza video gaming facilities in Louisiana previously owned by Jacobs and on June 16, 2006 we acquired three additional truck plaza video gaming facilities, land and equipment in Louisiana previously owned by Jacobs.  The purchases of these truck plaza video gaming facilities were accounted for as a combination of entities under common control, which is similar to the pooling of interests method of accounting for business combinations.  Accordingly, the accompanying consolidated financial statements have been retroactively adjusted to include the operations of the first three acquired truck plazas from January 1, 2004 through March 2, 2005 and the second three acquired truck plazas from January 1, 2004 through June 16, 2006.  See Note 4 below.

2.                   SIGNIFICANT ACCOUNTING POLICIES

Consolidation—The accompanying consolidated financial statements include the accounts of JEI and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents—The Company considers all demand deposits and time deposits with original maturities of three months or less to be cash equivalents.

Restricted Cash—Amounts due under agreements with the Virginia Horsemen’s Benevolent and Protective Association, Inc. and the Virginia Harness Horse Association are accrued based on the terms of the agreements.  Funds for purses for future live race meets are held in restricted cash accounts.  In addition, at December 31, 2005 our St. Martin truck plaza was required to maintain immaterial compensating cash balances on deposit equal to an amount not less than 10% of its loan commitment with its primary lender.  These cash balances are reported as restricted cash in the accompanying consolidated balance sheet at December 31, 2005.  The debt requiring these compensating cash balances was paid in full during 2006.

Accounts Receivable—Our accounts receivable balances primarily consist of receivables from convenience store fuel sales on account.  Generally, our receivables are collected within two months, and we have had minimal bad debts.  We routinely assess the recoverability of all material receivables to determine their collectibility.  At December 31, 2006 and 2005, we had an allowance for doubtful accounts of $208 and $80, respectively.

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

Property, Plant, and Equipment—Property, plant, and equipment are stated at historical cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are depreciated, using the straight-line method, over the shorter of the lease term or the useful life of the asset.  Estimated useful lives used are as follows:

Land improvements	20-40 years
Buildings and improvements	5-40 years
Equipment and furniture and fixtures	2-20 years
Leasehold improvements	5-25 years

Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.  Gains or losses on disposal of assets are recognized as incurred.

Goodwill—Goodwill represents the excess purchase price over the fair value of the net identifiable assets acquired related to acquisitions.  See Notes 3 and 4.

Identifiable Intangible Assets—Identifiable intangible assets are comprised of revenue rights, device use rights associated with video poker machines used at each truck stop, and restriction agreements associated with certain Jalou truck stop acquisitions.  Revenue rights are amortized on a straight line basis over 50 years representing the initial term of the related agreement.  Device use rights and the restriction agreements are amortized on a straight line basis over five years, representing the initial terms of the related agreements.

Capitalized Interest—Interest costs associated with major construction projects are capitalized.  When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing.  Capitalization of interest ceases when the project or discernible portions of the project are substantially complete.  We amortize capitalized interest over the estimated useful life of the related asset.  Capitalized interest for the years ended December 31, 2006, 2005 and 2004 was $154, $106 and $110, respectively.

Debt Issue Costs—Debt issue costs that are incurred by us in connection with the issuance of debt are capitalized and amortized to interest expense, using the effective interest method, over the expected terms of the related debt agreements.

Investments in Equity Securities—Investments in available-for-sale equity securities are recorded at fair value in other assets, with unrealized gains and losses recognized as accumulated other comprehensive income.

Slot Club Liability—Our casinos offer customers the ability to become members in their respective slot clubs.  Once a member, the customer can insert a special card into slot and video poker machines while playing in our casinos to earn “points.”  Based on their point totals, members receive various cash rewards and gift prizes.  We accrue the cost of points as they are earned by the members of the slot clubs as a component of accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Outstanding Gaming Chip and Token Liability—When customers exchange cash for gaming chips and tokens, we have a liability as long as those chips and tokens are not redeemed or won by the house.  That liability is established by determining the difference between the total chips and tokens placed in service and the actual inventory of chips and tokens in custody or under the control of the casinos.  The chip and token liability is adjusted periodically to reflect an estimate of chips and tokens that will never be redeemed, such as chips and tokens that have been lost or taken as souvenirs and is reflected as a component of accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Revenue—Casino—Casino revenues are the net winnings from gaming activities, which is the difference between gaming wins and losses and are recognized as earned.

Revenue—Truck Stop—Video poker revenue is the net winnings from gaming activities of our truck stops, which is the difference between gaming wins and losses and are recognized as earned.

Revenue—Pari-Mutuel—Pari-mutuel revenue includes our share of pari-mutuel wagering on live races after payments of amounts returned on winning wagers, and our share of wagering from import and export simulcasting at our racing centers and are recognized as earned.

Revenue—Food and Beverage—We recognize food and beverage revenue at the time that goods or services are rendered.

Revenue—Convenience Store—Fuel and Other—We recognize revenue at the time of sale for fuel and convenience-store items.

Revenue—Hotel—We recognize hotel revenue at the time rooms are provided to customers.

Revenue—Other—Other revenue consists of ATM commissions, cash advance commissions, miscellaneous vending commissions, rental income, admission charges, and program and concession sales at Colonial’s live racing events.  Other revenues are recognized at the time services are provided to patrons.

Promotional Allowances—Gross revenues include the retail amount of rooms, food and beverages, and other goods and services provided gratuitously to customers.  When computing net revenues, the retail amount of rooms, food and beverages and coupons, as well as slot club player point redemptions, is deducted from gross revenues as promotional allowances.  The estimated cost of such complimentary services in our casino operations for rooms, food, and beverages is charged to casino operations.  The estimated cost of such complimentary services in our truck stops related to video poker operations for food and beverages is charged to truck stop operations.  The estimated cost of such complimentary services in our truck stops related to fuel operations for food and beverages is charged to convenience store operations.  The estimated cost of complimentary services charged to casino operations, truck stop operations and convenience store operations, respectively, are as follows:

	Years Ended December 31
	2006	2005	2004

Casino operations	$10,445	$9,811	$9,191
Truck stop operations	1,652	1,142	525
Convenience store operations	491	364	185

Comprehensive Income (Loss)—The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income, which established standards for the reporting and presentation of comprehensive income in the consolidated financial statements.  We present comprehensive income (loss) in our consolidated statements of stockholders’ equity.

Income Taxes—The Company has elected for income tax purposes to be treated as a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended, and, consequently, no current or deferred income taxes have been reflected in the accompanying consolidated financial statements as these taxes are the responsibility of the stockholders.  See Note 15 for information relating to income tax benefit (expense) for the years ended December 31, 2006 and 2005.

Long-Lived Assets—We periodically evaluate the value of long-lived assets, including property, plant and equipment, goodwill and identifiable intangibles, for potential impairment.  If an impairment is indicated, such impaired assets are written down to their estimated fair value.  As of December 31, 2006 and 2005, we determined that there was no impairment of our long-lived assets other than those discussed in Note 13.

Operating Segments—We have four reportable segments (Colorado, Nevada, Virginia, and Louisiana), as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  See Note 17.

Use of Estimates—The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  We periodically evaluate our policies, and the estimates and assumptions related to such policies.  All of our subsidiary companies operate in a highly regulated industry.  Our operations are subject to regulations that describe and regulate operating and internal control procedures.  The majority of gaming revenue is in the form of cash which by nature does not require complex estimations.  We estimate certain liabilities with payment periods that extend for longer than several months.  Such estimates include the self-insured medical and workers compensation liabilities and litigation costs.  Furthermore, we believe that these estimates are reasonable based on past experience with the business and based upon assumptions related to possible outcomes in the future.  Actual results could differ from those estimates.

Furthermore, we have determined that the policy associated with our long-lived assets, goodwill and identifiable intangible assets, and related estimates are critical to the preparation of our consolidated financial statements.  We have a significant investment in long-lived property and equipment.  We estimate that the undiscounted future cash flows expected to result from the use of these assets exceeds the current carrying value of these assets.  Any adverse change to the estimate of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results.  We estimate the useful lives for our assets based on historical experience, estimates of assets’ commercial lives, and the likelihood of obsolescence.  Should the actual useful life of a class of assets differ from the estimated useful life, we would record an impairment charge.  We review useful lives and obsolescence and assess commercial viability of our assets periodically.

Reclassifications—In the accompanying consolidated statements of cash flows for the years ended December 31, 2005 and 2004, we have changed the classification of changes in restricted cash balances to present such activity as an operating activity.  We previously presented such changes as an investing activity.  This reclassification has resulted in a $400 and $235 increase to operating cash flows during 2005 and 2004, respectively, and a corresponding decrease to investing cash flows from the amounts previously reported.  We believe these reclassifications are immaterial as they had no impact on our financial position or results of operations.

New Accounting Pronouncement—In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value.  If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings.  SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between entities that elect different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for us on January 1, 2008.  We have not assessed the impact of SFAS 159 on our consolidated results of operations, cash flows or financial position.

3.                   GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

We test goodwill for impairment as of September 30th each year.  Testing compares the estimated fair values of our reporting units to the reporting units’ carrying value.  We consider a variety of factors when estimating the fair value of our reporting units, including estimates about future operating results of each reporting unit, multiples of EBITDA, investment banker market analyses, and recent sales of comparable business units if such information is available to us.  A variety of estimates and judgments about the relevance and comparability of these factors to the reporting units are made.  As of September 30, 2006 and as updated at year-end, we believe the goodwill held in our reporting units is not impaired.  In addition, we have reassessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets.

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005

Balance as of beginning of year	$33,558	$27,400
Goodwill acquired during year	3,116	6,158

Balance as of end of year	$36,674	$33,558

Acquired intangible assets as of December 31, 2006 and 2005, consist of the following:

		2006			2005
	Weighted
	Average	Gross		Net	Gross		Net
	Remaining	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Revenue rights	45.00	$6,000	$600	$5,400	$6,000	$480	$5,520
Device use rights	2.45	6,664	3,719	2,945	5,159	2,527	2,632
Other	5.02	560	405	155	510	301	209

Total		$13,224	$4,724	$8,500	$11,669	$3,308	$8,361

Aggregate amortization expense was $1,416, $1,025, and $780 for the years ended December 31, 2006, 2005 and 2004, respectively.

Estimated amortization expense for the years ending December 31 (in thousands):

2007	$1,017
2008	894
2009	849
2010	620
2011	298
Thereafter	4,822

Total	$8,500

4.                   RECENT ACQUISITION ACTIVITY

On February 25, 2005, we filed an application for gaming licenses to open a Jefferson Parish, Louisiana truck plaza location.  The license was approved on August 16, 2005, and the location opened on September 22, 2005.

On March 2, 2005, with the $23,000 proceeds from the financing occurring on the same date (see Note 5), we acquired from Jacobs, three truck plaza video gaming facilities in Louisiana known as Breaux Bridge, Eunice and Jefferson Parish for $22,500.  Due to the related party nature of the transaction (and under the terms of our indenture) we obtained a fairness opinion from an investment banking firm that the acquisition of the three video poker truck plazas was fair from a financial point of view.  The acquisitions of the three truck plaza facilities were accounted for as a combination of entities under common control, and as such are reflected for accounting and financial reporting purposes similar to a pooling of interests.  Therefore, the acquisitions have been recorded at Jacobs’ historical cost basis in the assets transferred.  Accordingly, the accompanying consolidated financial statements have been retroactively restated from January 1, 2004 through March 2, 2005 to include the operations of the acquired truck plazas as though the transactions had occurred at the beginning of each of the periods presented.

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

On September 12, 2005, we entered into an agreement with Dakota/Blackhawk, LLC, an unaffiliated Colorado limited liability company (“Dakota”), granting us the option to purchase 2.2 acres of undeveloped land (approximately one acre of which is located within the Black Hawk Gaming District) directly across the street from The Lodge.  Under the terms of the option agreement, we had the exclusive right to purchase the property for $13,000.  The option had an initial term of one year, with a right in our favor to extend the option for an additional one year period upon the payment of a nonrefundable extension fee of $500.  The option agreement provided for an initial option fee of $500.  On September 12, 2006, we chose not to extend the option period largely because the perceived economic benefits to us did not justify the purchase price in light of significant additional unanticipated development costs.

On December 16, 2005, we acquired from an unaffiliated party Fuel Stop 36 in Lake Charles, Louisiana (“Fuel Stop 36”) for $5,900 plus acquisition costs of $178, and on December 20, 2005, we acquired from an unaffiliated party Larose Truck Plaza in Lockport, Louisiana (“Larose”) for $6,000 plus acquisition costs of $248.  Under the purchase method of accounting, the total purchase price is allocated to Fuel Stop 36’s and Larose’s net tangible and intangible assets and liabilities based on their estimated fair value as of the acquisition date.  Fair values for property and equipment were based upon a valuation performed.  Goodwill resulting from the Fuel Stop 36 and Larose transactions is attributable to anticipated future cash flows associated with the acquired entities.

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

On June 16, 2006, with the proceeds of the refinancing occurring on the same date (see Note 5), we acquired from Jacobs, three truck plaza video gaming facilities for $14,380 and raw land and equipment for $620 to possibly develop a fourth truck plaza video gaming facility.  Two of the three truck plaza video gaming facilities acquired, Jalou Diamond and Jalou of St. Martin are located in Broussard, Louisiana, and the third facility, Jalou Magic, is located in Vinton, Louisiana.  The land and equipment on which we may develop a fourth truck plaza video gaming facility is also located in Vinton, Louisiana.  The acquisitions of the three truck plaza facilities, the raw land and equipment were accounted for as a combination of entities under common control, and as such are reflected for accounting and financial reporting purposes similar to a pooling of interests.  Therefore, the acquisitions have been recorded at Jacobs’ historical cost basis in the assets transferred.  Accordingly, the accompanying consolidated financial statements have been retroactively restated from January 1, 2004 through June 16, 2006 to include the operations of the acquired truck plazas as though the transactions had occurred at the beginning of each of the periods presented.

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

On June 21, 2006, we acquired from an unaffiliated party Texas Pelican Truck Plaza (“Vinton”), in Vinton, Louisiana for $2,169, plus estimated acquisition costs of $389.  Additionally, we entered into a lease covering the land, building, furniture, fixtures and equipment used by Vinton in the operation of its video gaming facility, the convenience store, and the food and beverage outlet.  The lease has a five year term with two five year extensions at the option of JEI.  Rentals under the lease are $480 per year for years one through five, $540 per year for years six through ten, and $600 per year for years eleven through fifteen.  JEI has the right to purchase the leased property for $5,000 during the first five year term reduced by a $100 option payment credit, and a $8 credit for each month in which rent has been paid with a maximum credit of $450 irrespective of the number of months paid.  After the first term and through all remaining terms, JEI has the right to purchase the leased property for $5,000.

The following table summarizes the allocation of purchase price to net assets acquired and liabilities assumed as of June 21, 2006, for the purchase of Vinton:

Vinton

Property and equipment	$255
Goodwill	2,269
Identifiable intangible assets	305

Total assets acquired	2,829

Current liabilities	61
Long-term liabilities	210
Total liabilities assumed	271

Net assets acquired	$2,558

Goodwill resulting from the Vinton transaction is attributable to anticipated future cash flows associated with the acquired entity.  Any change in the fair value of the net assets of Vinton during the purchase price allocation period (generally within one year of the acquisition date) will change the amount of the purchase price allocated to goodwill. The final allocation of purchase price and its effect on results of operations may differ significantly from the proforma operating results included herein.

On June 25, 2006, we acquired the assets of the Piñon Plaza Resort (“Piñon Plaza”), a division of Capital City Entertainment, Inc. (“CCI”).  In January 2007 we rebranded Piñon Plaza to Gold Dust West-Carson City.  Under the purchase method of accounting, the total purchase price is allocated to Piñon Plaza’s net tangible and intangible assets and liabilities based on their estimated fair value as of the acquisition date.  Fair values for property and equipment have been determined based upon a valuation performed.  Goodwill resulting from the Piñon Plaza transaction is attributable to anticipated future cash flows associated with the acquired entity.  Any change in the fair value of the net assets of Piñon Plaza during the purchase price allocation period (generally within one year of the acquisition date) will change the amount of the purchase price allocated to goodwill.  The final allocation of purchase cost and its effect on results of operations may differ significantly from the proforma operating results included herein.

The assets purchased included all of the personal property, buildings and improvements used by Piñon Plaza in the operation of its casino, hotel, bowling alley and RV Park in Carson City, Nevada.  The purchase price for the assets was $14,500 plus $519 for cash on hand at closing and acquisition costs of $202.  Additionally, we entered into a triple net ground lease covering land underlying the assets which began at the closing date of the asset purchase.  The lessor is a family trust affiliated with CCI.  The lease has a ten year term with two ten year extensions at the option of JEI.  Rentals under the lease are $250 per year for years one through five, $300 per year for years six through ten, and a rate based on an appraisal performed by a Member of the Appraisal Institute (“MAI”) of the property during the first and second extension terms.  JEI has the right to purchase the leased land at an MAI appraised value at the end of the first ten year term.  It also has a right of first refusal should the lessor seek to sell the leased land to a third party.

The following table summarizes the allocation of purchase price to net assets acquired and liabilities assumed as of June 25, 2006, for the purchase of Piñon Plaza:

Piñon Plaza

Current assets	$679
Property and equipment	14,500
Goodwill	177

Total assets acquired	15,356

Current liabilities assumed	135

Net assets acquired	$15,221

On July 12, 2006, we acquired from an unaffiliated party the St. Helena Truck Plaza in Amite, Louisiana (“St. Helena”) which includes a truck plaza, convenience store, casino and food and beverage outlet operation for $3,094, plus $200 for cash on hand at closing, $90 for inventory and acquisition costs of $66.

The following table summarizes the allocation of purchase price to net assets acquired and liabilities assumed as of July 12, 2006, for the purchase of St. Helena:

St. Helena

Current assets	$290
Property and equipment	2,330
Goodwill	457
Identifiable intangible assets	376

Total assets acquired	3,453

Current liabilities	3

Net assets acquired	$3,450

Goodwill resulting from the St. Helena transaction is attributable to anticipated future cash flows associated with the acquired entity.  Any change in the fair value of the net assets of St. Helena during the purchase price allocation period (generally within one year of the acquisition date) will change the amount of the purchase price allocated to goodwill. The final allocation of purchase price and its effect on results of operations may differ significantly from the proforma operating results included herein.

Assuming the acquisitions of Fuel Stop 36 and Larose had occurred as of January 1, 2004, combined unaudited proforma net revenues, costs and expenses, and net income (loss) would have been as follows:

	2005	2004

Net revenues	$251,705	$205,931
Costs and expenses	254,885	201,902

Net income (loss)	$(3,180)	$4,029

Assuming the acquisitions of Vinton, Piñon Plaza and St. Helena had occurred as of January 1, 2005, combined unaudited proforma net revenues, costs and expenses, and net income (loss) would have been as follows:

	2006	2005

Net revenues	$324,306	$274,052
Costs and expenses	335,553	277,494

Net income (loss)	$(11,247)	$(3,442)

The proforma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions occurred at the beginning of each period presented, nor are they indicative of future operating results.

On October 4, 2006, we entered into an asset purchase agreement to acquire a truck stop under construction in Shreveport, Louisiana.  When completed, the truck stop will provide retail motor and diesel fuels, convenience store, restaurant operations and video poker devices.  The minimum purchase price is $4,000.  Additionally, on January 15, 2007, we entered into a sublease with the seller, whereby we assumed the terms of its land lease.  We expect to close on this acquisition during the first quarter of 2007.

5.                   LONG-TERM DEBT

Long-term debt, capital lease obligations and long-term debt—related parties as of December 31, 2006 and 2005, consist of the following:

	2006	2005

9¾% Senior Unsecured Notes due 2014	$210,000
Senior Secured Term Loan Facility due 2012	39,800
Senior Secured Delayed Draw Term Loan Facility due 2012	20,000
Senior Secured Revolving Credit Facility expiring 2011
11 7/8% Senior Secured Notes due 2009		$147,622
Line of Credit Agreement expiring 2007		4,590
Black Hawk Bonds Payable due 2011	3,022	3,526
Other Notes Payable — Colonial	87	4,104
Other Notes Payable — Jalou		5,831
Capital Leases	4,155	4,159
Indebtedness to Related Parties		19,489

Total indebtedness	277,064	189,321

Less current indebtedness	(1,297)	(3,924)

Total long-term indebtedness	$275,767	$185,397

9¾% Senior Unsecured Notes due 2014 and Senior Secured Credit Facility

On June 16, 2006, we completed the issuance of senior unsecured notes in the amount of $210,000 bearing interest at 9¾% due June 15, 2014 with interest only payments due each June 15 and December 15, beginning on December 15, 2006.  In conjunction with the closing of these notes, we entered into a new $100,000 senior secured credit facility consisting of: (i) a $40,000 five-year revolving credit facility; (ii) a $40,000 six-year term loan facility; and (iii) a $20,000 six-year delayed draw term loan.  Borrowings under our senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined, and (2) the federal funds rate plus ½ of 1% or (b) a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs.  As of

December 31, 2006, $40,000 was available on the revolving credit facility.  Proceeds from the senior unsecured notes and the term loan were used to (i) pay off $148,000 aggregate principal amount of our outstanding 11 7/8% senior secured notes due 2009, along with accrued and unpaid interest of $6,652 and to pay related tender and consent costs of $9,321, (ii) acquire the assets of Piñon Plaza in Carson City, Nevada for a purchase price of $15,221 including acquisition costs (see Note 4), (iii) acquire three truck plazas and raw land in Louisiana from an affiliated party for $14,380 and $620 respectively (see Note 4), (iv) acquire two additional truck plazas for a purchase price of $2,558 and $3,450 including acquisition costs (see Note 4), (v) pay a distribution to our stockholders in connection with December 2005 truck plaza acquisitions of $8,825, (vi) pay a distribution to our stockholders of $10,000, (vii) refinance approximately $26,568 aggregate principal amount of existing indebtedness (including $19,489 of subordinated debt held by our stockholders), along with $840 accrued and unpaid interest, and (viii) pay related fees and expenses associated with the issuance of approximately $9,688.  Excess uses over the initial borrowings were paid from our cash.  The unsecured portion of our debt is in the form of $210 million of 9¾% unsecured senior notes that rank equally in right of payment with all of our existing and future unsecured senior indebtedness and senior to any existing and future subordinated indebtedness.  The notes are effectively subordinated to any secured indebtedness (including indebtedness under our senior credit facility) up to the value of the collateral securing such indebtedness.  The notes are guaranteed by our current and future restricted subsidiaries that also guarantee our senior credit facility.

We filed a registration statement (the “Exchange Offer Registration Statement”) with the Securities and Exchange Commission (“SEC”) with respect to the offer to exchange (the “Exchange Offer”) our privately placed senior unsecured notes for identical registered notes.  The Exchange Offer Registration Statement was declared effective by the SEC on October 3, 2006.  The Exchange Offer was concluded on November 21, 2006.

There are many restrictions and covenants placed upon us under our secured and unsecured indebtedness. For example, among other things, we are required to maintain certain operating performance ratios, our covenants impose various restrictions on us as to the timing of redemptions of our notes, there are various change of control covenants, and there are many other restrictive and operational limitations on us that would be difficult or impossible for us to change. As of December 31, 2006, JEI is in compliance with all such debt covenants.  At March 31, 2007, certain of these covenants become more restrictive.  The Company may not be able to meet these more restrictive covenants. The occurrence of any one of these events and/or covenant violations to our debt agreements could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy the obligations under our debt agreements.

11 7/8% Senior Secured Notes due 2009

On February 8, 2002, JEI completed a $125,000 issuance of 11 7/8% Senior Secured Notes (the “Notes”) due 2009, with interest payable on each February 1 and August 1, with payments beginning August 1, 2002.  The Notes were issued at a 3.96% discount from their principal amount, resulting in a discount of $4,950, which was amortized using the effective interest method over the life of the Notes.  The proceeds of the Notes were primarily used to fund the acquisition of the common stock of Black Hawk, Jalou LLC, Jalou II, and Colonial, and to refinance certain debt of these entities in connection with the acquisitions.  The Notes were secured by the assets and stock of our 100% owned subsidiaries and the subsidiaries’ guarantees on the Notes were full and unconditional and joint and several within the meaning of Rule 3-10(h) of Regulation S-X of the Securities and Exchange Commission.  The Notes contained a number of affirmative and negative covenants which among other things required JEI to maintain certain financial ratios and refrain from certain actions without prior approval from the Trustee of the Notes.  As of December 31, 2005, JEI was in compliance with all such debt covenants.

On March 2, 2005, JEI issued $23,000 of additional notes subject to the indenture covering the Notes described above.  The terms of these additional notes were the same as the existing Notes, which carried a coupon rate of 11 7/8% per annum and matured February 2009.  The notes were issued at 10% above their principal amount resulting in a premium of $2,300.  We used $22,500 of the proceeds from the sale of the notes to fund the acquisition of three truck plaza video gaming facilities in Louisiana known as Breaux Bridge, Eunice and Jefferson Parish, all of which were owned by Jacobs (see Note 4).  The balance of the proceeds was used to pay for the offering costs of the additional notes.

The principal balance of the Notes and all accrued interest was paid in full on June 16, 2006 with the proceeds from the sale of our 9¾% senior unsecured notes (see above).

Line of Credit Agreement expiring 2007

Effective July 12, 2002, we entered into a $10,000 line of credit (“LOC”) agreement with Wells Fargo Foothill, Inc., expiring July 12, 2007.  The LOC bore interest at the prime rate published by Wells Fargo Bank, N.A., plus 1.75%.  The LOC was collateralized by the land, buildings and related improvements of The Lodge and the Gilpin.  The security interests under the terms of the LOC were contractually senior to the Notes.  The principal balance of the LOC and all accrued interest was paid in full on June 16, 2006 with the proceeds from the sale of our 9¾% senior unsecured notes (see above).

Black Hawk Bonds Payable due 2011

The Black Hawk bonds payable were issued in two series with interest payments varying between 6.25% and 6.50%.  Principal and interest payments totaling $368 are due semi-annually beginning in June 2000 and continuing until December 2011.  These bonds are secured by infrastructure improvements made by The Lodge.

Other Notes Payable — Colonial

•                  A note payable to John Deere Credit, maturing October 2008, bearing interest at a rate of 2.25% payable monthly in equal installments of interest and principal beginning November 2003, is secured by the equipment purchased with the note.

•                  A note payable to individuals, with interest and principal payments of $8 per month through maturity at October 2020, at an interest rate of 6.5% per annum, was secured by the building and land.  This note was paid in full in 2006.

•                  A note payable totaling $3,000 to Pimlico Racing Association, Inc, and Laurel Racing Association Limited Partnership, maturing September 2006, with interest accruing at the prime rate published by the Wall Street Journal, plus 1%, was payable at maturity.  This note was guaranteed by JEI and was paid in full in 2006.

Other Notes Payable — Jalou

•                  A note payable was issued to Cameron State Bank, maturing September 2017, bearing interest at the five-year treasury bill rate plus 3.5%, with a monthly payment of $22 and final payment in September 2017 including all unpaid interest and principal balances.  In addition, we were required to maintain certain compensating cash balances on deposit equal to an amount not less than 10% of the loan commitment with the primary lender.  These cash balances were reported as restricted cash at December 31, 2005.  The note was secured by substantially all of St. Martin’s assets and was paid in full in 2006.

•                  A note payable was issued to Regions Bank, maturing September 2012, bearing interest at a rate of prime plus 1%, with a monthly payment of $24 and a final payment for all unpaid principal and interest in September 2012.  Additional annual principal payments are required equal to 25% of the After Tax Cash Flow, defined as net income after a tax reserve, plus depreciation and amortization, less capital expenditures up to $50 and debt service amounts.  The note was secured by substantially all of Diamond’s assets and was paid in full in 2006.

•                  A note payable was issued to Regions Bank, maturing September 2012, bearing interest at a rate of prime plus 1%, with a monthly payment of $19 and a final payment for all unpaid principal and interest in September 2012.  Additional annual principal payments are required equal to 25% of the After Tax Cash Flow, defined as net income after a tax reserve, plus depreciation and amortization, less capital expenditures up to $50.  The note was secured by substantially all of Magic’s assets and was paid in full in 2006.

Capital Leases

Gold Dust West-Elko has a capital lease with interest and principal payments of $3 per month until October 2006, increasing to $15 per month through October 2007, increasing to $21 per month thereafter, maturing October 2010, with the right to extend the lease three times for five year intervals, or to purchase the land and building for $5,000 any time commencing with the day after the last day of the first year of the initial term through the end of the initial term, or for $5,398 at any time during the first renewal period.  The purchase option is no longer available after the first renewal period.  The effective interest rate is 16.9%.  Each lease renewal if elected will result in an increase in monthly payment based on a base index rate established with the August 2005 Consumer Price Index (“CPI”) as published.

Colonial has a capital lease with interest and principal payments of $10 per month, maturing September 11, 2009, with the right to extend the term of the lease five times for five year intervals, or to purchase the land for $800 at any time after the term and first renewal period of the lease (after September 11, 2014).  The effective interest rate is 11.84%.  Each lease renewal if elected will result in an increase in monthly payments by 10% over the previous lease term.

Colonial has a capital lease with interest and principal payments of $4 per month, until the earlier of occupancy or June 1, 2005, then interest and principal payments of $8 per month, maturing June 1, 2010, with the right to extend the term of the lease four times for five year intervals, or to purchase the land and building for $700 at any time after the initial term of the lease (after June 1, 2010), with the purchase price increasing 8% with any successive renewal term. The effective interest rate is 10.3%.  Each lease renewal if elected will result in an increase in annual payments by $8 over the lease term.

Colonial has a capital lease with interest and principal payments of $6 per month until October 2010, then interest and principal payments of $7 per month until October 2015, with three renewal periods of five years each with monthly payments starting at $8 per month increasing to $11 per month.  The effective interest rate is 10.5% per annum.

Jalou has a capital lease with interest and principal payments of $5 per month until May 2011, with two renewal periods of five years each with monthly payments starting at $6 per month increasing to $7 per month.  The effective interest rate is 9.75% per annum.

Indebtedness to Related Parties

JEI was the obligor on unsecured notes to an affiliate totaling $9,000, with semi-annual interest payments at 12% per annum, with the principal amount due at maturity on January 31, 2010.  These notes were issued in connection with the acquisition of certain Louisiana truck plazas on February 22, 2002.  Additionally, JEI was the obligor on secured notes totaling $10,489 issued by the seller in connection with the acquisition of certain Jalou truck plazas from an unaffiliated party.  These notes were acquired from the seller by Jacobs on February 13, 2003.  These notes required semi-annual interest payments at 8.5% per annum, with the principal amounts due at maturity in March 2009.  These notes were secured by the land, buildings and related improvements of the acquired truck plazas.  The principal balance of these notes and all accrued interest was paid in full on June 16, 2006 with the proceeds of the 9¾% senior unsecured notes (see above).

Scheduled maturities of long-term debt as of December 31, 2006, are as follows:

2007	$1,297
2008	1,296
2009	1,308
2010	2,076
2011	1,317
Thereafter	269,770

Total	$277,064

6.                   INVESTMENT IN EQUITY SECURITIES

During 2006, we acquired approximately three percent of the outstanding shares of a publicly-traded company. Other entities affiliated with our two directors also invested in the company, increasing the combined ownership to approximately 13% of its outstanding common shares. Our investment is accounted for as available-for-sale equity securities and has been recorded at fair value in other assets, with unrealized gains recognized as accumulated other comprehensive income.  As of December 31, 2006, the fair value is $9,942 and unrealized gains included in accumulated other comprehensive income total $1,999.

7.                   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value of our financial instruments has been determined using available market information and generally accepted valuation methodologies.  However, considerable judgment is required to interpret market data in order to develop the estimates of fair value.  Accordingly, the estimates herein are not necessarily indicative of the amounts we could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The estimated fair value of our financial instruments are as follows:

	2006		2005
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Liabilities—long-term debt and capital lease obligations	$277,064	$281,056	$189,321	$195,021

The estimation methodologies utilized are summarized as follows:

Debt—The fair value of variable-rate debt is estimated to be equal to its carrying amount.  The fair value of senior unsecured notes issued in 2006 and senior secured notes issued in 2002 and 2005 is based upon quoted market rates.  The fair value of other fixed rate debt is estimated based on a discounted cash flow analysis, using the prevailing market interest rates for debt of similar dollar amount, maturity and risk.

The estimated fair value of our other financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments.  The estimated fair value of our investment in equity securities (see Note 6) is based upon quoted market rates.

8.                   RELATED-PARTY TRANSACTIONS

In order to assist JEI in its efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, JEI entered into an agreement with Premier One Development Company effective October 1, 1997.  On May 9, 2000, Premier merged into Jacobs Investments Management Co. Inc. (“JIMCO”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two former directors of Colonial.  The agreement was renewed on January 2, 2003 for a period of nine years, at $450 per year, payable on January 15 of each year.  JEI paid $450 in January 2006, 2005 and 2004 for each respective year’s services by JIMCO.  On June 16, 2006, the agreement was amended and restated effective January 1, 2006 for a period of 20 years, at $1,250 per year payable in two equal installments of $625 on January 1st and July 1st each year plus two and one-half percent (2.5%) of budgeted development costs for projects undertaken by us.  In accordance with the amended and restated agreement, $800 was paid in July 2006.  Additionally, for the year ended December 31, 2006, we paid or accrued $263 to JIMCO for development projects undertaken by us.

We provide monthly management and accounting services for various truck stops owned by Jacobs.  Total charges for these management services totaled $539, $64 and $51 for the years ended December 31, 2006, 2005 and 2004, respectively.  Additionally, we provide shared services such as a branded fuel card that can be used at the truck stops owned both by us and Jacobs, and repair parts purchased by Jacobs from us.  These transactions result in receivables from and payables to affiliate.  As of December 31, 2006, these transactions resulted in net receivables from affiliates totaling $316, and as of December 31, 2005, these transactions resulted in net payables to affiliates totaling $710.

As part of the acquisition agreement for the Breaux Bridge, Eunice, and Jefferson locations, the affiliated party seller provided cash advances to us.  Amounts payable to this affiliated party totaled $0 and $386 as of December 31, 2006 and 2005, respectively.

JEI was the obligor on notes to Jacobs totaling $9,000, with interest only payable semi-annually at 12% per annum, and the principal amount due and payable on January 31, 2010. These notes were issued in connection with the acquisition of certain Louisiana truck plazas on February 22, 2002.  JEI was also the obligor on $10,489 of notes issued by the seller in connection with the acquisition of additional truck plazas from an unaffiliated party.  These notes were acquired from the seller by Jacobs on February 13, 2003, for $7,000.  The principal balance of the notes and all accrued interest was paid in full on June 16, 2006 with the proceeds of the 9¾% senior unsecured notes (see Note 5).  Interest payable to related parties was $0 and $723 as of December 31, 2006 and 2005, respectively.

We have acquired from affiliated parties several options to lease and options to purchase land and certain improvements on the west bank of the Cuyahoga River in Cleveland, Ohio. We refer to these properties, covering an aggregate of approximately 624,000 square feet of land (14.4 acres) and a building comprised of 47,380 square feet of net rentable space, as the Nautica Properties. The Nautica Properties consist of six parcels and require aggregate option payments of $500 per year. The option agreements give us the right during the next three and one-half years to purchase two parcels and the right to purchase or enter into long term leases on the other four parcels.  In general, the purchase price of the parcels would be based on independent appraisals of the land and improvement values, if casino gaming were to become legal in Ohio and the Nautica Properties were a licensed gaming venue.  Our Chairman and Chief Executive Officer owns varying interests in five of the six parcels.

Although we may elect not to exercise the options unless casino gaming opportunities arise, we nonetheless have the right to acquire all or part of the Nautica Properties for other purposes. If casino gaming is not legal but we decide to exercise our options, the aggregate purchase price would be approximately $6,200 for two parcels and the aggregate annual lease payments on four parcels would be approximately $450. The purchase price and rent payments would be increased if, in the future, casino gaming became legal in Ohio and a casino is licensed at Nautica.

9.                   COMMITMENTS AND CONTINGENCIES

Commitments

Colonial has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for our pari-mutuel wagering applications.  The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities through 2004 at a rate of .365% of the gross amounts wagered.  On March 16, 2005, Colonial entered into an amendment with the totalisator company to extend the term of the agreement to 2012, to provide replacement equipment for the existing equipment, and to increase the rate to .385% of handle up to $270,000 in handle.  Handle above $270,000 will be charged a rate of .345%.  The amendment also provides for minimum charge per calendar year of $330.  In addition, Colonial has entered into agreements with a company which provides broadcasting and simulcasting equipment and services.  The agreements for live racing broadcasting and simulcasting services at the horse racing track, and equipment leases at two of the off track wagering facilities continue until December 31, 2007.  Total expense incurred for totalisator and broadcasting and simulcasting equipment was $1,146, $1,094, and $922 for the years ended December 31, 2006, 2005, and 2004, respectively.

Colonial leases automobiles, building space, and certain equipment under operating leases expiring at various dates. Total rental expense under these non-cancelable leases was $505, $400 and $420 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company’s operating leases include land and warehouse leases for Gold Dust West-Reno, a land lease for Gold Dust West-Carson City, a land and building lease for Gold Dust West-Elko, leases for office space in Golden, Colorado and in West Palm Beach, Florida, as well as leases for automobiles and other property and equipment, expiring at various dates.  Total expense under these non-cancelable operating leases was $1,057, $611 and $561 for the years ended December 31, 2006, 2005 and 2004, respectively.

Other long-term obligation and commitments at JEI also include the JIMCO management agreement (see Note 8).  Total expense related to the JIMCO agreement was $1,250, $450 and $450 for the years ended December 31, 2006, 2005 and 2004, respectively.

Jalou leases land for various truck plazas, and office space in Lafayette as well as automobiles, and other property and equipment under operating leases expiring at various dates.  Total expense related to these operating leases was approximately $797, $543 and $314 for the years ended December 31, 2006, 2005 and 2004, respectively.  Additionally, the Jalou truck plaza video gaming facilities pay $1 per video poker machine per day, plus $1,000 per machine annually in licensing to an unaffiliated party to maintain its video poker machines in its truck stop premises.  Total expense under these obligations was $1,107, $833 and $686 for the years ended December 31, 2006, 2005 and 2004, respectively.

The future minimum commitments relating to JEI’s non-cancelable operating agreements and leases are as follows:

Years Ending December 31

2007	$2,601
2008	2,329
2009	2,231
2010	1,973
2011	1,426
Thereafter	31,127

Total	$41,687

The following is an analysis of the leased property under capital leases:

Class of Property	2006	2005

Land	$1,523	$1,523
Buildings	895	959
Equipment and furniture and fixtures	255
Construction in progress	1,200	1,200
Other	32	16
Less: accumulated depreciation	(70)	(42)

Total leased property under capital leases	$3,835	$3,656

As of December 31, 2006, the following is a schedule by years of future minimum lease payments under capital leases together with the net present value of the net minimum lease payments:

Years Ending December 31

2007	$550
2008	612
2009	615
2010	1,293
2011	501
Thereafter	6,697

Total future minimum lease payments	10,268

Less amount representing interest ranging from 1.6% to 16.9% per annum	6,113

Net present value of net minimum lease payments	$4,155

Contingencies

We are involved in routine litigation arising in the ordinary course of our business pertaining to workers compensation claims, equal opportunity employment issues, or guest injury claims.  All such claims are routinely turned over to our insurance providers.  None of the claims is expected to have a material impact on our financial position, results of operations or cash flows.  We believe these matters are covered by appropriate insurance policies.

10.            COMMON STOCK

In connection with estate planning activities by our two former shareholders, effective September 27, 2005, all 1,500 shares of our common stock, $.01 par value, were converted into a total of 1,320 Class A Common Shares, $.01 par value, and 180 Class B Common Shares, $.01 par value. The shares are identical in all respects except that the Class A Common Shares are entitled to one vote per share and the Class B Common Shares are entitled to 50,000 votes per share.  The Class A and Class B Shares were owned equally by Richard E. Jacobs and Jeffrey P. Jacobs and their family trusts.  We received no proceeds in connection with the stock conversion and no underwriters were involved. The conversion was deemed exempt from the registration requirements of the Securities Exchange Act of 1933, as amended, as a transaction not involving a public offering.

Effective January 31, 2007, we became a wholly-owned subsidiary of JII, which in turn is 50% owned by Jeffrey P. Jacobs, our Chief Executive Officer, and two of his family trusts, and 50% owned by a revocable trust and an irrevocable trust established by his father, Richard E. Jacobs.

11.            EMPLOYEE BENEFIT PLANS

In June 1998, Colonial implemented a 401(k) Plan in which all full time and part time employees are eligible to participate after six months of employment.  The Plan is a defined contribution plan covering eligible employees of Colonial. The Plan allows eligible employees to make tax-deferred contributions that are matched by us up to a specified level. On July 9, 2004, the Colonial 401(k) plan was merged into the Black Hawk Gaming & Development Company Inc. 401(k) plan (renamed Jacobs Entertainment, Inc. plan on December 21, 2004).  Our contributions to the 401(k) Plan were approximately $14 for the period ended July 9, 2004.

On January 1, 1997, the Gilpin Hotel Casino Employees’ 401(k) Plan (renamed Black Hawk Gaming & Development Company Inc.’s 401(k) Plan on March 31, 1999, further re-named Jacobs Entertainment, Inc.’s 401(k) plan on December 20, 2004) (the “Plan”) was organized and began accepting contributions on September 1, 1997. The Plan is a defined contribution plan covering eligible employees of JEI, The Lodge, the Gilpin, Gold Dust West-Reno, Gold Dust West-Carson City, Gold Dust West-Elko, Jalou and Colonial (after

July 9, 2004).  The Plan allows eligible employees to make tax-deferred contributions that are matched by us up to a specified level.  We contributed approximately $357, $307, and $257 to the Plan for the years ended December 31, 2006, 2005, and 2004, respectively.  On July 9, 2004, Colonial’s Plan and Jacobs Entertainment, Inc.’s Plan were merged into one plan covering all eligible employees of JEI.

12.            PROPOSED OHIO CONSTITUTIONAL AMENDMENT

In Ohio, we provided support for a proposed constitutional amendment that would have established a tuition grant program for Ohio students to attend public or private colleges in the state and allowed slot machines at the state’s seven existing racetracks and two locations in downtown Cleveland.  Ohio residents voted on the proposed constitutional amendment on November 7, 2006 and the amendment was not approved by voters.  For the year ended December 31, 2006, we funded a total of $3,255 in support of this amendment.

13.            ABANDONMENT COSTS

In December 2005, we recorded an abandonment charge of $1,424 representing the net book value of a stand-alone portion of the Gold Dust West-Reno’s motel building (the “L-wing”) containing 66 of the properties 106 motel rooms. After considering alternative plans for this stand-alone portion of the motel including a possible refurbish, it was decided that the property would be better served with improved access and expanded parking.  We began demolition of the L-wing during the first quarter of 2006 and completed the project late in the second quarter at a total cost of $1,230.  We added approximately 75 parking spaces as a result of the demolition.  We will continue to operate the remaining 40 hotel rooms.

During the year ended 2004, we recorded a $2,891 charge to operations which is attributable to the write-off of abandoned project costs.  Included in these costs is $1,829 related to development costs associated with a potential gaming site in D’Iberville, Mississippi. After considering various development alternatives, we chose to abandon the project to pursue other alternatives which, in our estimation would result in greater returns than the potential of the D’Iberville site. The majority of these expenditures were primarily associated with land option payments and design, development and planning costs. Further, we charged to operations $800 consisting of option payments, legal and accounting fee expenditures associated with four separate unrelated parties to acquire seven video poker stop operations in Louisiana. Based on the results of the due diligence work, we abandoned the potential acquisitions with all seven truck stop operations targeted for acquisition.  Finally, $262 in other capitalized costs were charged to operations due to abandonment of miscellaneous other projects.

14.            TERMINATION OF CONTRACT

In 1996, Colonial entered into a Management and Consulting Agreement, as amended (the “Management Agreement”), with Maryland-Virginia Racing Circuit, Inc. (the “Circuit”), a wholly-owned subsidiary of Magna Entertainment Corp. (“MEC”), which is an affiliate of the Maryland Jockey Club (“MJC”).  The Management Agreement provided for management services for Colonial’s racetrack and its satellite facilities and created a Virginia-Maryland thoroughbred racing circuit. Under the Management Agreement, MJC agreed to suspend live racing at its racetracks, Laurel Park and Pimlico Race Course, during Colonial’s live thoroughbred meets.  Parties to the Management Agreement also exchanged simulcast signals for their live thoroughbred meets at no cost to either party.  The effect of the exchange of signals is immaterial to the consolidated financial statements of JEI.  The Circuit managed Colonial’s satellite facilities, as well as, the live standardbred and thoroughbred meets and provided certain personnel, at its expense, for the live thoroughbred meet. For its services, the Circuit received a management fee of 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in the Commonwealth of Virginia, excluding certain amounts specified in the Management Agreement (“Handle”), 2.0% of all Handle of $75 million to $125 million per calendar year, 1.5% of all Handle in excess of $125 million, and 3.25% of any Handle for satellite wagering facilities located in the counties of Loudoun, Fairfax, Prince William, and Arlington and the Virginia cities of Manassas, Manassas Park, Fairfax City, Falls Church, and Alexandria.  The Management Agreement was to remain in effect until 2036 provided Colonial owned, controlled, or operated its racetrack under its existing licenses.  At Colonial’s option, Colonial could terminate the Management Agreement any time after 2021 upon payment of a fee equal to 17 times the average management fee paid during the three years immediately preceding such termination.  Management fees incurred under the Management Agreement were $0, $1,787, and $2,082 during each of the years ended December 31, 2006, 2005, and 2004, respectively.

On September 30, 2005, Colonial completed a transaction with MEC under which Colonial acquired all of the outstanding shares of the Circuit for a purchase price of $10,000.  The sale was subject to the approval of the Virginia Racing Commission which was granted on September 28, 2005.  Under the terms of the purchase agreement, Colonial paid $7,000 in cash at closing of the transaction and issued a one-year $3,000 note bearing interest at the prime rate plus 1% (7.75% at September 30, 2005).  The note was guaranteed by JEI and was paid in full in 2006.  The stock acquisition has been characterized as a termination of a contract because the primary asset owned by the Circuit was a Management Agreement with Colonial. Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, prescribes expensing of the costs associated with the termination of a contract.  As such, $10,367, including the $10,000 purchase price and $367 in legal and professional fees associated with this transaction, was expensed during 2005.  As part of the transaction, Colonial paid off an existing promissory note to MJC in the amount of $73, plus accrued interest.  Colonial also paid the Circuit’s prorated 2005 management fees of $1,787.  As of December 31, 2005, $178 of these fees were still owed to MJC.  Also under the purchase agreement, a Maryland-Virginia thoroughbred racing circuit will continue for ten years with live thoroughbred racing in Maryland concluding on the latter of the Monday following the running of the Preakness Stakes or June 17 of each year and beginning at Colonial Downs thereafter.  No live thoroughbred racing will resume in Maryland before August 1 each year under the agreement.

15.            INCOME TAXES

On March 11, 2002, we received notice from the Internal Revenue Service asserting deficiencies in federal corporate income taxes for a subsidiary’s 1998 tax year.  The proposed adjustment related to the deductibility of depreciation taken against certain costs incurred by The Lodge to build and improve public assets.  During 2005, we settled this issue with the Internal Revenue Service and recorded a charge to earnings of $423, including $149 in interest.  No penalties were assessed on this settlement.  During 2006, we received a tax refund of a portion of this charge totaling $103.

16.            HURRICANE

On August 29, 2005 and September 24, 2005, hurricanes Katrina and Rita struck Louisiana causing severe damage to the region.  Our Louisiana operations sustained minimal damage.  After consideration of insurance proceeds, damages totaled $153.

17.            SEGMENT INFORMATION

At December 31, 2006, 2005, and 2004, we have four segments representing the geographic regions of our operations. Each segment is managed separately because of the unique characteristics of its revenue stream and customer base.

The Colorado segment consists of The Lodge and Gilpin casinos.  We have aggregated the operations of The Lodge and the Gilpin in our Colorado segment based on similarities in the nature of the properties’ businesses, customers and regulatory environment in which each property operates. Similar to the Colorado segment, our Nevada properties have been aggregated and include the Gold Dust West-Reno and Gold Dust West-Carson City casinos, as well as the Gold Dust West-Elko casino which opened on March 5, 2007.  The Virginia segment consists of Colonial’s pari-mutuel operations and its satellite wagering facilities, and the Louisiana operations consist of Jalou’s truck plaza/video poker facilities.

The accounting policies of the segments are the same as those described in Note 2.  The corporate adjustments and eliminations represent all other income and expenses, and are also presented.  The following segment information is presented after elimination of inter-segment transactions.

As of and for the Year Ended December 31, 2006

					Corporate
					Adjustments
					and
	Colorado	Nevada	Virginia	Louisiana	Eliminations	Total
Revenues
Gaming
Casino	$94,547	$26,936				$121,483
Truck stop				$61,177		61,177
Pari-mutuel			$39,787			39,787
Food and beverage	9,997	4,953	2,823	6,426		24,199
Convenience store — fuel				74,226		74,226
Convenience store — other				9,814		9,814
Hotel	1,887	1,622				3,509
Other	827	705	1,939	900		4,371
Total revenues	107,258	34,216	44,549	152,543		338,566
Less: Promotional allowances	(17,698)	(4,806)		(3,767)		(26,271)
Net revenues	$89,560	$29,410	$44,549	$148,776		$312,295

Depreciation and amortization	$5,535	$2,266	$2,069	$3,302	$520	$13,692
Interest income	$47	$49	$78	$91	$87	$352
Interest expense, net of amounts capitalized	$13,141	$4,771	$627	$3,736	$9,630	$31,905
Income tax benefit					$103	$103
Net income (loss)	$8,487	$(416)	$(1,755)	$14,069	$(31,201)	$(10,816)
EBITDA(1)	$27,116	$6,572	$863	$21,016	$(21,241)	$34,326

Goodwill	$6,711	$9,013		$20,950		$36,674
Identifiable intangible assets				$8,500		$8,500
Property, plant and equipment, net	$91,557	$36,973	$67,717	$36,940	$2,747	$235,934
Total assets	$111,909	$53,551	$73,785	$79,005	$19,311	$337,561
Long-term debt	$87,255	$62,191	$5,727	$39,054	$81,540	$275,767
Capital expenditures	$7,473	$10,151	$1,919	$2,132	$2,537	$24,212

As of and for the Year Ended December 31, 2005

					Corporate
					Adjustments
					and
	Colorado	Nevada	Virginia	Louisiana	Eliminations	Total
Revenues
Gaming
Casino	$93,088	$22,519				$115,607
Truck stop				$44,590		44,590
Pari-mutuel			$35,988			35,988
Food and beverage	10,177	3,459	2,560	4,195		20,391
Convenience store — fuel				47,434		47,434
Convenience store — other				6,111		6,111
Hotel	1,662	320				1,982
Other	742	141	2,419	393		3,695
Total revenues	105,669	26,439	40,967	102,723		275,798
Less: Promotional allowances	(17,255)	(4,108)		(2,472)		(23,835)
Net revenues	$88,414	$22,331	$40,967	$100,251		$251,963

Depreciation and amortization	$5,017	$1,691	$1,685	$2,958	$225	$11,576
Interest income	$44	$15	$86	$26	$7	$178
Interest expense, net of amounts capitalized	$10,934	$3,141	$322	$3,223	$5,213	$22,833
Income tax expense					$423	$423
Net income (loss)	$9,844	$1,286	$(12,947)	$11,438	$(13,500)	$(3,879)
EBITDA(1)	$25,751	$6,103	$(11,026)	$17,593	$(7,646)	$30,775

Goodwill	$6,710	$8,836		$18,012		$33,558
Identifiable intangible assets				$8,361		$8,361
Property, plant and equipment, net	$88,597	$9,734	$68,640	$34,427	$2,038	$203,436
Total assets	$110,211	$23,711	$73,313	$73,472	$6,044	$286,751
Long-term debt	$82,802	$22,813	$3,940	$31,807	$44,035	$185,397
Capital expenditures	$5,844	$1,212	$2,316	$9,171	$554	$19,097

As of and for the Year Ended December 31, 2004

					Corporate
					Adjustments
					and
	Colorado	Nevada	Virginia	Louisiana	Eliminations	Total
Revenues
Gaming
Casino	$86,115	$22,232				$108,347
Truck stop				$30,603		30,603
Pari-mutuel			$32,946			32,946
Food and beverage	9,618	3,527	2,056	3,221		18,422
Convenience store — fuel				27,714		27,714
Convenience store — other				4,316		4,316
Hotel	800	582				1,382
Other	755	152	2,099	344		3,350
Total revenues	97,288	26,493	37,101	66,198		227,080
Less: Promotional allowances	(15,007)	(4,028)		(1,699)		(20,734)
Net revenues	$82,281	$22,465	$37,101	$64,499		$206,346

Depreciation and amortization	$4,838	$1,436	$1,544	$2,490	$178	$10,486
Interest income	$13	$3	$29	$5	$16	$66
Interest expense, net of amounts capitalized	$10,807	$3,142	$121	$2,585	$3,419	$20,074
Net income (loss)	$8,582	$2,960	$(35)	$5,377	$(12,895)	$3,989
EBITDA(1)	$24,214	$7,535	$1,601	$10,447	$(9,314)	$34,483

Goodwill	$6,711	$8,836		$11,853		$27,400
Identifiable intangible assets				$8,386		$8,386
Property, plant and equipment, net	$87,391	$11,594	$59,690	$28,057	$450	$187,182
Total assets	$111,277	$24,577	$63,538	$56,654	$3,133	$259,179
Long-term debt	$78,265	$22,682	$1,888	$30,263	$24,681	$157,779
Capital expenditures	$6,243	$1,792	$3,970	$6,435	$144	$18,584

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

18.            CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On June 16, 2006, we completed a debt refinancing in the form of secured and unsecured indebtedness.  The secured portion of our indebtedness, which was with a bank syndicate group, consists of a $100 million senior secured credit facility comprising: (1) a $40 million six-year term loan facility; (2) a $40 million five-year revolving credit facility; and (3) a $20 million six-year delayed draw term loan facility.  The unsecured portion of our debt is in the form of $210 million of 9¾% unsecured senior notes.  The senior secured credit facility and the unsecured senior notes are both guaranteed by our current and future restricted subsidiaries.  Each subsidiary guarantor is 100% owned by the parent company, all guarantees are full and unconditional and joint and several, and all subsidiaries of JEI guarantee the securities.

The following information sets forth our Condensed Consolidating Balance Sheets as of December 31, 2006 and 2005, and the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Cash Flows for the three years ended December 31, 2006 as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  Investments in our subsidiaries are accounted for on the equity method.  Accordingly, entries necessary to consolidate the Parent Company Issuer and our Subsidiary Guarantors are reflected in the eliminations column.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2006

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$2,534	$32,739		$35,273
Property, plant and equipment, net	2,747	233,187		235,934
Net investment in and advances to subsidiaries	98,073		$(98,073)	—
Other long-term assets	14,030	52,324		66,354
Total assets	$117,384	$318,250	$(98,073)	$337,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$4,403	$25,528		$29,931
Long-term debt	81,540	194,227		275,767
Other long-term liabilities	51	422		473
Stockholders’ equity	31,390	98,073	$(98,073)	31,390
Total liabilities and stockholders’ equity	$117,384	$318,250	$(98,073)	$337,561

AS OF DECEMBER 31, 2005

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$1,007	$31,287		$32,294
Property, plant and equipment, net	2,038	201,398		203,436
Net investment in and advances to subsidiaries	110,221		$(110,221)	—
Other long-term assets	2,999	48,022		51,021
Total assets	$116,265	$280,707	$(110,221)	$286,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$3,424	$28,731		$32,155
Long-term debt	44,035	141,362		185,397
Other long-term liabilities	79	393		472
Stockholders’ equity	68,727	110,221	$(110,221)	68,727
Total liabilities and stockholders’ equity	$116,265	$280,707	$(110,221)	$286,751

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$312,295		$312,295
Costs and expenses	$(12,441)	(269,899)		(282,340)
Interest expense, net	(7,953)	(23,600)		(31,553)
Pre-payment penalties, tender and consent costs	(9,321)			(9,321)
Equity in earnings of subsidiaries	18,796		$(18,796)
Income (loss) before income taxes	(10,919)	18,796	(18,796)	(10,919)
Income tax benefit	103			103
Net income (loss)	$(10,816)	$18,796	$(18,796)	$(10,816)

FOR THE YEAR ENDED DECEMBER 31, 2005

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$251,963		$251,963
Costs and expenses	$(7,871)	(224,893)		(232,764)
Interest expense, net	(3,617)	(19,038)		(22,655)
Equity in earnings of subsidiaries	8,032		$(8,032)
Income (loss) before income taxes	(3,456)	8,032	(8,032)	(3,456)
Income tax expense	(423)			(423)
Net income (loss)	$(3,879)	$8,032	$(8,032)	$(3,879)

FOR THE YEAR ENDED DECEMBER 31, 2004

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$206,346		$206,346
Costs and expenses	$(9,492)	(172,857)		(182,349)
Interest expense, net	(1,807)	(18,201)		(20,008)
Equity in earnings of subsidiaries	15,288		$(15,288)
Net income (loss)	$3,989	$15,288	$(15,288)	$3,989

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(8,439)	$12,889	$	$4,450

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,537)	(21,675)		(24,212)
Proceeds from sale of equipment		72		72
Purchase of device rights		(773)		(773)
Purchase of available-for-sale securities	(7,943)			(7,943)
Acquisitions, net of cash acquired:
Casino		(14,702)		(14,702)
Truck stop		(5,808)		(5,808)
Net cash used in investing activities	(10,480)	(42,886)		(53,366)

FINANCING ACTIVITIES:
Proceeds from note issuance	47,742	162,258		210,000
Payments to obtain financing	(4,147)	(6,259)		(10,406)
Proceeds from long-term debt	52,048	7,952		60,000
Proceeds from revolving line of credit		26,461		26,461
Payments on long-term debt	(54,503)	(117,898)		(172,401)
Payments on revolving line of credit		(31,051)		(31,051)
Net advances to/from subsidiaries	12,148	(12,148)
Distributions to stockholders	(33,205)			(33,205)
Net cash provided by financing activities	20,083	29,315		49,398

Net Increase (Decrease) in Cash and Cash Equivalents	1,164	(682)		482
Cash and Cash Equivalents — Beginning of Year	688	22,931		23,619
Cash and Cash Equivalents — End of Year	$1,852	$22,249	$	$24,101

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(2,892)	$17,829	$	$14,937

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(554)	(18,543)		(19,097)
Proceeds from sale of equipment		159		159
Purchase of device rights		(732)		(732)
Truck stop acquisitions, net of cash acquired		(12,161)		(12,161)
Net cash used in investing activities	(554)	(31,277)		(31,831)

FINANCING ACTIVITIES:
Proceeds from note issuance	18,338	6,962		25,300
Payments to obtain financing	(2,498)	(850)		(3,348)
Proceeds from long-term debt		1,338		1,338
Proceeds from revolving line of credit		17,821		17,821
Contributions from stockholders	14,388			14,388
Payments on long-term debt		(1,269)		(1,269)
Payments on revolving line of credit		(13,231)		(13,231)
Net advances to/from subsidiaries	(5,844)	5,844
Distributions to stockholders	(22,500)			(22,500)
Net cash provided by financing activities	1,884	16,615		18,499

Net Increase (Decrease) in Cash and Cash Equivalents	(1,562)	3,167		1,605
Cash and Cash Equivalents — Beginning of Year	2,250	19,764		22,014
Cash and Cash Equivalents — End of Year	$688	$22,931	$	$23,619

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$1,261	$19,418	$	$20,679

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(144)	(18,440)		(18,584)
Proceeds from sale of equipment		295		295
Purchase of device rights		(907)		(907)
Net cash used in investing activities	(144)	(19,052)		(19,196)

FINANCING ACTIVITIES:
Proceeds from long-term debt		5,100		5,100
Proceeds from revolving line of credit		4,265		4,265
Contributions from stockholders	1,883			1,883
Payments on long-term debt		(3,152)		(3,152)
Payments on revolving line of credit		(4,265)		(4,265)
Net advances to/from subsidiaries	(2,152)	2,152
Net cash provided by (used in) financing activities	(269)	4,100		3,831

Net Increase (Decrease) in Cash and Cash Equivalents	848	4,466		5,314
Cash and Cash Equivalents — Beginning of Year	1,402	15,298		16,700
Cash and Cash Equivalents — End of Year	$2,250	$19,764	$	$22,014

******

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger dated as of April 25, 2001, among Black Hawk Gaming & Development Company, Gameco, Inc. and BH Acquisition, Inc.

2.2(1)	Amendment to Agreement and Plan of Merger dated as of November 12, 2001 among Black Hawk Gaming & Development Company, Inc., Gameco, Inc. and BH Acquisition, Inc.

2.3(1)	Exchange Agreement dated February 22, 2002 among Gameco, Inc., Jeffrey P. Jacobs and The Richard E. Jacobs Revocable Trust

2.4(1)	Agreement and Plan of Merger dated as of June 11, 2001 among Colonial Holdings, Inc., Gameco, Inc. and Gameco Acquisitions, Inc.

2.5(1)	Amendment to Agreement and Plan of Merger dated as of November 16, 2001 among Colonial Holdings, Inc., Gameco, Inc. and Gameco Acquisition, Inc.

2.6(1)	Agreement and Plan of Merger, dated February 22, 2002 between Gameco, Inc. and Jacobs Entertainment, Inc.

3.1(1)	Certificate of Incorporation of Gameco, Inc.

3.2(1)	By-Laws of Gameco, Inc.

3.3(1)	Articles of Incorporation of Black Hawk Gaming & Development Company, Inc.

3.4(1)	Bylaws of Black Hawk Gaming & Development Company, Inc.

3.5(1)	Articles of Incorporation of Gold Dust West Casino, Inc.

3.6(1)	Code of By-laws of Gold Dust West Casino, Inc.

3.7(1)	Articles of Organization of Black Hawk/Jacobs Entertainment, LLC

3.8(1)	Operating Agreement of Black Hawk/Jacobs Entertainment, LLC

3.9(1)	Joint Venture Agreement of Gilpin Hotel Venture

3.10(1)	Articles of Incorporation of Gilpin Ventures, Inc.

3.11(1)	By-Laws of Gilpin Ventures, Inc.

3.12(1)	Articles of Incorporation of Jalou II Inc.

3.13(1)	By-Laws of Jalou II Inc.

3.14(1)	Articles of Incorporation of Winner’s Choice Casino, Inc.

3.15(1)	By-Laws of Winner’s Choice Casino, Inc.

3.16(1)	Articles of Organization of Diversified Opportunities Group Ltd.

3.17(1)	Articles of Organization of Jalou L.L.C.

3.18(1)	Articles of Organization of Houma Truck Plaza & Casino, L.L.C.

3.19(1)	Articles of Organization of Jalou-Cash’s L.L.C.

3.20(1)	Articles of Incorporation of JACE, Inc.

3.21(1)	Articles of Organization of Lucky Magnolia Truck Stop and Casino, L.L.C.

3.22(1)	Articles of Organization of Bayou Vista Truck Plaza and Casino, L.L.C.

3.23(1)	Articles of Organization of Raceland Truck Plaza and Casino, L.L.C.

3.24(1)	Articles of Incorporation of JACE, Inc. (duplicate of Exhibit 3.20).

3.25(2)	Certificate of Amendment of Certificate of Incorporation of Gameco, Inc.

3.26(2)	Amended and Restated Certificate of Limited Partnership of Colonial Downs, L.P.

3.27(2)	Limited Partnership Agreement of Colonial Downs, L.P.

3.28(2)	Amended and Restated Articles of Incorporation of Colonial Downs Holdings, Inc.

3.29(2)	Amendment to Articles of Incorporation of Colonial Downs Holdings, Inc.

3.30(2)	Bylaws of Colonial Downs Holdings, Inc.

3.31(2)	Articles of Incorporation of Stansley Racing Corp.

3.32(2)	Articles of Amendment to the Articles of Incorporation of Stansley Racing Corp.

3.33(2)	Bylaws of Stansley Racing Corp.

3.34(2)	Amended and Restated Operating Agreement of Diversified Opportunities Group Ltd.

3.35(2)	Amendment to the Operating Agreement of Black Hawk/Jacobs Entertainment, LLC

3.36(2)	Amendment to the Certificate of Incorporation of Gameco, Inc.

3.37(8)	Articles of Organization of Jalou Breaux Bridge, LLC dated January 29, 2003

3.38(8)	Articles of Organization of Jalou Eunice, LLC dated March 27, 2003

3.39(8)	Articles of Organization of Jalou of Jefferson, LLC dated September 23, 2003

3.40(10)	Certificate of Amendment of Certificate of Incorporation of Jacobs Entertainment, Inc. dated September 27, 2005

3.41(10)	Articles of Incorporation of Jacobs Piñon Plaza Entertainment, Inc. dated November 2, 2005

3.41A(12)	Bylaws of Jacobs Piñon Plaza Entertainment, Inc. dated November 8, 2005

3.42(12)	Articles of Incorporation of Fuel Stop 36, Inc. dated August 24, 1989

3.43(12)	Articles of Organization of Jalou of Larose, LLC dated November 3, 2005

3.44(12)	Articles of Incorporation of Jacobs Elko Entertainment, Inc.

3.45(12)	Bylaws of Jacobs Elko Entertainment, Inc.

3.46(12)	Articles of Organization of Jacobs Dakota Works, LLC

3.47(12)	Operating Agreement of Jacobs Dakota Works, LLC

3.48(12)	Articles of Organization of Jalou Diamond L.L.C.

3.49(12)	Limited Liability Company Agreement of Jalou Diamond L.L.C.

3.50(12)	Articles of Organization of Jalou Magic L.L.C.

3.51(12)	Limited Liability Company Agreement of Jalou Magic L.L.C.

3.52(12)	Articles of Organization of Jalou of Vinton-Bingo, LLC

3.53(12)	Limited Liability Company Agreement of Jalou of Vinton-Bingo, LLC

3.54(12)	Articles of Organization of Jalou of Vinton, LLC

3.55(12)	Limited Liability Company Agreement of Jalou of Vinton, LLC

3.56(12)	Articles of Organization of Jalou of St. Helena, LLC

3.57(12)	Limited Liability Company Agreement of Jalou of St. Helena, LLC

3.58(12)	Amended and Restated Articles of Incorporation of Jacobs Piñon Plaza Entertainment, Inc.

3.59(12)	Articles of Organization of Jalou of St. Martin, L.L.C.

3.60(12)	Limited Liability Company Agreement of Jalou of St. Martin, L.L.C.

3.61(12)	Limited Liability Company Agreement of Jalou L.L.C.

3.62(12)	Operating Agreement of Houma Truck Plaza Stop and Casino, L.L.C.

3.63(12)	Limited Liability Company Agreement of Jalou-Cash’s L.L.C.

3.64(12)	Limited Liability Company Agreement of Lucky Magnolia Truck Stop and Casino, L.L.C.

3.65(12)	Limited Liability Company Agreement of Bayou Vista Truck Plaza and Casino, L.L.C.

3.66(12)	Limited Liability Company Agreement of Raceland Truck Plaza and Casino, L.L.C.

3.67(12)	Limited Liability Company Agreement of Jalou Breaux Bridge, LLC

3.68(12)	Limited Liability Company Agreement of Jalou of Eunice, LLC

3.69(12)	Limited Liability Company Agreement of Jalou of Jefferson, LLC

3.70(12)	Limited Liability Company Agreement of Jalou of Larose, LLC

3.71(12)	Articles of Organization of Colonial Downs, LLC

3.72(12)	Operating Agreement of Colonial Downs, LLC

3.73(12)	Articles of Organization of JRJ Properties, LLC

3.74(12)	Limited Liability Company Agreement of JRJ Properties, LLC

3.75(12)	Articles of Organization of Virginia Concessions, LLC

3.76(12)	Amended and Restated Operating Agreement of Virginia Concessions, LLC

3.77A(12)	Articles of Amendment to the Articles of Incorporation of Old Dominion Racing Association, Inc.

3.77B(12)	Articles of Amendment to the Articles of Incorporation of Old Dominion Racing Association, Inc.

3.77C(12)	Articles of Amendment to the Articles of Incorporation of Old Dominion Jockey Club, Inc.

3.77D(12)	Articles of Amendment to the Articles of Incorporation of Maryland-Virginia Racing Circuit, Inc.

4.1(13)	Trust Indenture Agreement by and between Jacobs Entertainment, Inc. and Wells Fargo Bank, as Trustee, dated June 16, 2006

4.2(13)

Registration Rights Agreement by and between Jacobs Entertainment, Inc. and Credit Suisse Securities (USA) LLC, CIBC World Markets Corp., Libra Securities, LLC, Wells Fargo Securities, LLC and KeyBanc Capital Markets, a Division of McDonald Investments Inc., as the initial purchasers, dated June 16, 2006

4.3(12)	Pledge Agreement dated as of June 16, 2006 by and among Jacobs Entertainment, Inc., Black Hawk Gaming & Development Company, Inc. and Credit Suisse, Cayman Islands Branch

4.4(12)	Guarantee Agreement dated as of June 16, 2006, by and among Jacobs Entertainment, Inc., certain of the subsidiaries of Jacobs Entertainment, Inc. and Credit Suisse, Cayman Islands Branch

4.5(12)

Security Agreement dated as of June 16, 2006, made by Jacobs Entertainment, Inc. and each of the guarantors listed on the signature pages or from time to time a party by execution of a joinder agreement, as pledgors, assignors and debtors in favor of Credit Suisse, Cayman Islands Branch, in its capacity as collateral agent for the Secured Parties pursuant to the Credit Agreement

4.6(12)	Contribution Agreement dated June 16, 2006, by and among Jacobs Entertainment, Inc. and affiliates of Jacobs Entertainment, Inc.

4.7(12)

Custodian Agreement dated as of June 16, 2006, by and between Dunham Trust Company, 1 East Liberty Street, Sixth Floor, Reno, NV 89504, as custodian, Credit Suisse, Cayman Islands Branch as Collateral Agent under the Credit Agreement, Jacobs Entertainment, Inc., as the Borrower under the Credit Agreement and Blackhawk Gaming & Development Company, Inc.

4.8(12)	Form of Jacobs Entertainment, Inc. 9.75% Rule 144A Global Note due 2014

4.9(12)	Form of Jacobs Entertainment, Inc. 9.75% Regulation S Global Note due 2014

4.10(12)	Form of Jacobs Entertainment, Inc. 9.75% IAI Global Note due 2014

4.11(12)	Intercompany Note dated as of June 16, 2006 by and among Jacobs Entertainment, Inc., and Credit Suisse, Cayman Islands Branch

4.12(12)	Purchase Agreement dated June 9, 2006 by and among Jacobs Entertainment, Inc. and Credit Suisse Securities (USA) LLC, on behalf of the purchasers of the $210,000,000 9.75% Senior Notes

4.13(12)	Pledge Agreement dated June 16, 2006 by and among Jacobs Entertainment, Inc., Black Hawk Gaming & Development Company, Inc. and Canadian Imperial Bank of Commerce, acting through its New York Agency

10.1(3)	Deed of Lease dated May 8, 2003 between Haynes Chippenham Plaza, LLC and Colonial Downs, L.P.

10.2(10)	Asset Purchase Agreement dated November 2, 2005 among Capital City Entertainment, Inc. and Jacobs Piñon Plaza Entertainment, Inc.

10.3(12)	Piñon Plaza Ground Lease dated June 26, 2006 by and between Clark G. Russell and Jean M. Russell, Trustees of The Clark and Jean Russell Family Trust and Jacobs Entertainment, Inc.

10.4(11)	Triple Net Lease dated November 14, 2005 among Route 225 Investments, LLC and Jacobs Entertainment, Inc.

10.5(13)	Ground Lease and Option Purchase Agreement dated September 12, 2005 between Dakota/Blackhawk, LLC and Jacobs Entertainment, Inc.

10.6(13)	Thoroughbred Horseman’s Agreement dated January 1, 2005 between Colonial Downs, L.P., Stansley Racing Corp. and The Virginia Horsemen’s Benevolent and Protective Association, Inc.

10.7(13)

Shopping Center Lease dated February 28, 2005 between Jay F. Wilks, Trustee under Indenture dated December 20, 1976 by and between Herbert Cashvan and Marvin Simon, as Settlors, and Jay F. Wilks as Trustee, and Colonial Downs, L.P.

10.8(12)	Standardbred Horsemen’s Contract effective March 1, 2006 among Colonial Downs L.P., Stansley Racing Corp. and The Virginia Harness Horse Association

10.9(12)	Membership Interests Purchase Agreement dated May 16, 2006 by and between Gameco Holdings, Inc. and Jacobs Entertainment, Inc.

10.10A(12)

Asset Purchase Agreement dated May 17, 2006 between Feliciana Ventures, Inc., Forest Gold Truck Plaza and Casino, L.L.C., St. Helena Express & Casino, L.L.C., Seabuckle Gaming, Inc., Janice M. Penn and Minnie L. Hughes, as Sellers, Claude M. Penn, Jr., and Gameco Holdings, Inc. as Purchaser. (Assigned as to St. Helena to Jacobs Entertainment, Inc.)

10.10B(12)

First Amendment to Asset Purchase Agreement dated July 12, 2006 between Feliciana Ventures, Inc., Forest Gold Truck Plaza and Casino, L.L.C., St. Helena Express & Casino, L.L.C., Seabuckle Gaming, Inc., Janice M. Penn and Minnie L. Hughes, as Sellers, Claude M. Penn, Jr., and Gameco Holdings, Inc. as Purchaser. (Assigned as to St. Helena to Jacobs Entertainment, Inc.)

10.11(14)

Credit Agreement by and between Jacobs Entertainment, Inc., Credit Suisse Securities (USA) LLC and CIBC World Markets Corp., as Joint Lead Arrangers and Joint Bookrunners, and CIBC World Markets Corp., as Syndication Agent, and Wells Fargo Bank, National Association, as Documentation Agent and Swingline Lender, and CIT Lending Services Corporation, as Documentation Agent, and Credit Suisse, Cayman Islands Branch, as Issuing Bank, Administrative Agent and Collateral Agent, dated June 16, 2006

10.12(12)	Consulting Agreement dated January 1, 2006 and amended June 16, 2006, by and among Jacobs Entertainment, Inc. and Jacobs Investments Management Co., Inc.

10.13(12)	Fourth Amendment to Option Purchase Agreement dated May 15, 2006 between Dakota/Blackhawk, LLC and Jacobs Entertainment, Inc.

10.14(12)	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Nautica Phase 2 Limited Partnership

10.15(12)	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Jacobs Lot D, Inc.

10.16(12)	Option Agreement dated April 18, 2006 between Jacobs Entertainment, Inc. and Flats Development, Inc.

10.17(12)	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Sycamore & Main, Inc.

10.18(12)	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Nautica Peninsula Land Limited Partnership

10.19(12)	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Sugar Warehouse Limited Partnership

10.20(12)	Lease and Option to Purchase Agreement dated June 21, 2006 by and between Curray Corporation, Texas Pelican, LLC and Jalou of Vinton, LLC

10.21(12)	Amendments to Thoroughbred Horsemen’s Agreements, dated May 11, 2006, by and between Colonial Downs, L.P. and The Virginia Horsemen’s Benevolent and Protective Association, Inc.

10.22(12)	Amendment to Standard Horsemen’s Agreements, dated May 26, 2006, by and between Colonial Downs, L.P. and The Virginia Harness Horse Association

10.23(16)	Executive Employment Agreement dated December 5, 2006 between Jacobs Entertainment, Inc. and Stephen R. Roark

10.24(16)	Executive Employment Agreement effective July 1, 2006 between Jacobs Entertainment, Inc. and Michael T. Shubic

10.25(16)	Executive Employment Agreement effective August 1, 2006 between Jacobs Entertainment, Inc. and Ian M. Stewart

10.26(16)	Executive Employment Agreement dated December 5, 2006 between Jacobs Entertainment, Inc. and Brett Kramer

10.27(16)	Executive Employment Agreement dated December 5, 2006 between Jacobs Entertainment, Inc. and Stanley Politano

12(17)	Computation of Ratio of Earnings to Fixed Charges

14.1(15)	Code of Ethics

21.1(12)	Subsidiaries of Jacobs Entertainment, Inc.

25.1(12)	Statement of Eligibility of Trustee on Form T-1

31.1(17)	Chief Executive Officer Certificate under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(17)	Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1(17)	Chief Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2(17)	Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated hereby by reference from our registration statement on Form S-4 (SEC Registration No. 333-88242) filed on May 14, 2002.
(2)	Incorporated hereby by reference from Amendment No. 1 of our registration statement on Form S-4 (SEC Registration No. 333-88242) filed on August 8, 2002.
(3)	Incorporated hereby by reference from our Form 10-K filed on March 29, 2004.
(4)	Incorporated hereby by reference from our Form 10-K filed on March 31, 2003.
(5)	Incorporated by reference from our Form 10-Q filed August 13, 2004.
(6)	Incorporated hereby by reference from our Report on Form 8-K filed October 7, 2004.
(7)	Incorporated hereby by reference to Exhibits 2.01(a)and 2.01(b) from our Report on Form 8-K dated March 4, 2005.
(8)	Incorporated hereby by reference from our Form 10-K filed March 28, 2005.
(9)	Incorporated hereby by reference from our Report on Form 8-K filed on March 4, 2005.
(10)	Incorporated by reference from our Form 10-Q filed November 14, 2005.
(11)	Incorporated hereby by reference from our Report on Form 8-K filed on November 15, 2005.
(12)	Incorporated hereby by reference from our registration statement on Form S-4 (SEC Registration No. 333-136066) filed on July 7, 2006.
(13)	Incorporated hereby by reference from our Form 8-K filed on March 23, 2006.
(14)	Incorporated hereby by reference from our Form 8-K filed on June 22, 2006.
(15)	Incorporated hereby by reference from our Form 10-K filed on March 29, 2006.
(16)	Incorporated hereby by reference from our Form 8-K filed on December 8, 2006.
(17)	Filed herewith.