Form 10-Q
period 2007-03-31
JACOBS ENTERTAINMENT INC
filed 2007-05-15
CIK 1173284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 15, 2007
Class A Common Stock, $.01 par value	1,320 shares
Class B Common Stock, $.01 par value	180 shares

Jacobs Entertainment, Inc.

Index

March 31, 2007

Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2007 and December 31, 2006

(Dollars in Thousands)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,706	$24,101
Restricted cash	2,623	951
Accounts receivable, net	3,950	4,512
Due from affiliate		316
Inventory	2,923	2,572
Prepaid expenses and other current assets	3,681	2,821
Total current assets	35,883	35,273

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	55,962	55,822
Building and improvements	171,680	161,533
Equipment, furniture and fixtures	70,582	61,010
Leasehold improvements	2,426	2,426
Construction in progress	860	10,262
	301,510	291,053
Less accumulated depreciation and amortization	(58,649)	(55,119)
Property, plant and equipment, net	242,861	235,934

OTHER ASSETS:
Goodwill	39,899	36,674
Identifiable intangible assets, net	8,319	8,500
Debt issue costs, net	9,038	9,369
Investment in equity securities	10,642	9,942
Other assets	1,708	1,869
TOTAL	$348,350	$337,561

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$22,086	$23,075
Gaming taxes payable	3,245	3,191
Interest payable	6,520	1,368
Distributions payable		1,000
Due to affiliate	296
Current portion of long-term debt and capital lease obligations	1,248	1,297
Total current liabilities	33,395	29,931

Long-term debt and capital lease obligations	280,101	275,767
Other liabilities	526	473
Total liabilities	314,022	306,171
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER’S EQUITY:
Class A Common stock $.01 par value; 1,800 shares authorized, 1,320 issued and outstanding as of March 31, 2007 and December 31, 2006	—	—
Class B Common stock $.01 par value; 200 shares authorized, 180 issued and outstanding as of March 31, 2007 and December 31, 2006	—	—
Additional paid-in capital	32,522	32,522
Retained deficit	(892)	(3,131)
Accumulated other comprehensive income	2,698	1,999
Total stockholder’s equity	34,328	31,390
TOTAL	$348,350	$337,561

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2007 and 2006

(Dollars in Thousands)

	Three Months Ended March 31,
	2007	2006
REVENUES
Gaming:
Casino	$34,500	$29,443
Truck stop	16,154	17,076
Pari-mutuel	9,860	9,064
Food and beverage	6,710	5,527
Convenience store — fuel	17,681	17,117
Convenience store — other	2,498	2,388
Hotel	910	511
Other	1,113	674
Total revenues	89,426	81,800
Less: Promotional allowances	(7,158)	(6,530)
Net revenues	82,268	75,270

COSTS AND EXPENSES
Gaming:
Casino	12,111	10,530
Truck stop	9,207	8,842
Pari-mutuel	7,369	7,270
Food and beverage	3,596	2,646
Convenience store — fuel	16,678	16,196
Convenience store — other	3,329	3,151
Hotel	243	75
Marketing, general and administrative	16,842	11,797
Depreciation and amortization	3,970	3,146
Total costs and expenses	73,345	63,653

OPERATING INCOME	8,923	11,617

Interest income	77	49
Interest expense, net of amounts capitalized	(6,761)	(5,974)

NET INCOME	$2,239	$5,692

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the Year Ended December 31, 2006 and for the Three Months Ended March 31, 2007

(Dollars in Thousands)

	Common Stock
	Class A Shares	Class B Shares	Amount*	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
BALANCES, JANUARY 1, 2006	1,320	180	$	$54,541	$14,186		$68,727
Capital contribution				5,685			5,685
Distributions				(27,704)	(6,501)		(34,205)
Comprehensive income (loss):
Net change in fair value of equity securities available-for-sale						$1,999	1,999
Net loss					(10,816)		(10,816)
Total comprehensive loss							(8,817)
BALANCES, DECEMBER 31, 2006	1,320	180	$	$32,522	$(3,131)	$1,999	$31,390
Comprehensive income:
Net change in fair value of equity securities available-for-sale						699	699
Net income					2,239		2,239
Total comprehensive income							2,938
BALANCES, MARCH 31, 2007	1,320	180	$	$32,522	$(892)	$2,698	$34,328

*                 The par value amount of Jacobs Entertainment, Inc. common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 due to rounding.

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2007 and 2006

(Dollars in Thousands)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$2,239	$5,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,970	3,146
Loss on sale of assets	16	118
Deferred financing cost amortization	331	549
Note issue discount amortization		175
Note issue premium amortization		(147)
Other	14
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(1,672)	(1,599)
Accounts receivable	562	(611)
Inventory	(351)	(183)
Prepaid expenses and other assets	(699)	(612)
Accounts payable and accrued expenses	1,678	242
Gaming taxes payable	54	(614)
Interest payable	5,152	(4,809)
Due from/to affiliate	612	(666)
Net cash provided by operating activities	11,906	681
INVESTING ACTIVITIES:
Additions to property, plant and equipment	(12,493)	(4,024)
Proceeds from sale of equipment	14	13
Purchase of device rights		(9)
Acquisitions of truck stops, net of cash acquired	(4,093)
Net cash used in investing activities	(16,572)	(4,020)
FINANCING ACTIVITIES:
Payments to obtain financing		(220)
Proceeds from long-term debt		30
Proceeds from revolving line of credit	5,500	7,890
Payments on long-term debt	(229)	(151)
Payments on revolving line of credit	(1,000)	(8,480)
Distributions to stockholders	(1,000)
Net cash provided by (used in) financing activities	3,271	(931)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,395)	(4,270)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,101	23,619
CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,706	$19,349
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized of $159 and $0 for the three months ended March 31, 2007 and 2006, respectively	$1,404	$10,087
Non-cash investing and financing activities:
Acquisition of property for payables incurred	$2,724	$684

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

1.                       BUSINESS AND ORGANIZATION

Jacobs Entertainment, Inc. (“JEI,” the “Company,” “us,” “our,” or “we”) was formed on April 17, 2001, as a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended, to become a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Nevada, Louisiana, and Virginia. Effective January 31, 2007, we became a wholly-owned subsidiary of Jacobs Investments, Inc. (“JII”), which in turn is 50% owned by Jeffrey P. Jacobs, our Chief Executive Officer, and two of his family trusts, and 50% owned by a revocable and an irrevocable trust established by his father, Richard E. Jacobs.  These persons and their affiliates are referred to herein as “Jacobs.”  As of March 31, 2007, we own and operate five casinos through wholly-owned subsidiaries. Our casinos include The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Hotel Casino (“Gilpin”), both in Black Hawk, Colorado, the Gold Dust West Casino (“Gold Dust West-Reno”) in Reno, Nevada and the Gold Dust West-Carson City (formerly Piñon Plaza Resort) in Carson City, Nevada.  Additionally, we developed a new casino in Elko, Nevada (“Gold Dust West-Elko”), which opened on March 5, 2007.  JEI also owns and operates 17 truck plaza video gaming facilities in Louisiana through two wholly-owned subsidiaries, Jalou LLC and Jalou II, which are collectively referred to as “Jalou,” “truck stops” or “truck plazas.”  We also receive a percentage of gaming revenue from an additional truck plaza video gaming facility.  Finally, JEI owns and operates a horse racing track with nine satellite wagering facilities in Virginia through a wholly-owned subsidiary, Colonial Holdings, Inc. (“Colonial”).

On June 16, 2006, we acquired three truck plaza video gaming facilities, land and equipment in Louisiana previously owned by Jacobs.  The purchase of these truck plaza video gaming facilities was accounted for as a combination of entities under common control, which is similar to the pooling of interests method of accounting for business combinations.  Accordingly, the accompanying unaudited condensed consolidated 2006 financial statements have been retroactively adjusted to include the operations of the acquired truck plazas from January 1, 2006.  See Note 7 below.

2.                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Financial Statements — In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial position as of March 31, 2007 and December 31, 2006, and the results of our operations and cash flows for the three months ended March 31, 2007 and 2006, and our changes in stockholder’s equity for the year ended December 31, 2006 and the three months ended March 31, 2007.  All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto in our Form 10-K report for the year ended December 31, 2006 filed with the U.S. Securities and Exchange Commission.  Our significant accounting policies are discussed in detail in Note 2 to the financial statements contained in our Form 10-K report.  The results of interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

Reclassifications — In the accompanying unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2006, we have changed the classification of changes in restricted cash balances to present such activity as an operating activity.  We previously presented such changes as an investing activity.  This reclassification has resulted in a $1,599 increase to investing cash flows during the three months ended March 31, 2006 and a corresponding decrease to operating cash flows from the amounts previously reported.  We believe this reclassification is immaterial as it had no impact on our financial position or results of operations.

3.                       GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

We test goodwill for impairment annually or when circumstances indicate it is necessary.  Testing compares the estimated fair values of our reporting units to the reporting units’ carrying value.  We consider a variety of factors when estimating the fair value of our reporting units, including estimates about future operating results of each reporting unit, multiples of EBITDA, investment banker market analysis, and recent sales of comparable business units if such information is available to us.  A variety of estimates and judgments about the relevance and comparability of these factors to the reporting units are made.  We believe the carrying value of the goodwill in our reporting units is not impaired.  In addition, we have reassessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets.

The change in the carrying amount of goodwill for the three months ended March 31, 2007 is as follows:

Balance as of December 31, 2006	$36,674
Goodwill acquired during period	3,225

Balance as of March 31, 2007	$39,899

Identifiable intangible assets as of March 31, 2007 and December 31, 2006, consist of the following:

		March 31, 2007			December 31, 2006
	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Revenue rights	44.75	$6,000	$630	$5,370	$6,000	$600	$5,400
Device use rights	2.58	6,664	3,943	2,721	6,664	3,719	2,945
Other	6.40	660	432	228	560	405	155

Total		$13,324	$5,005	$8,319	$13,224	$4,724	$8,500

Aggregate amortization expense of identifiable intangible assets was $281 and $305 for the three months ended March 31, 2007 and 2006, respectively.

Estimated amortization expense for the years ending December 31:

2007 (remaining 9 months)	$743
2008	909
2009	864
2010	635
2011	313
Thereafter	4,855
Total	$8,319

4.                       SEGMENTS

At March 31, 2007 and 2006, we have four segments representing the geographic regions of our operations.  Each segment is managed separately because of the unique characteristics of its revenue stream and customer base.

We have aggregated our operations into the four segments based on similarities in the nature of the properties’ businesses, customers and regulatory environment in which each property operates. The Colorado segment consists of The Lodge and Gilpin casinos.  Our Nevada segment includes the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos.  The Louisiana operations consist of Jalou’s truck plaza/video poker facilities, and the Virginia segment consists of Colonial’s pari-mutuel operations and its satellite wagering facilities.

The accounting policies of the segments are the same as those described in Note 2 above and those included in our Form 10-K report for the year ended December 31, 2006.  The corporate adjustments and eliminations represent all other income and expenses, and are also presented.  The following segment information is presented after elimination of inter-segment transactions.

As of and for the Three Months Ended March 31, 2007

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments and Eliminations	Total
Revenues:
Gaming
Casino	$25,778	$8,722				$34,500
Truck stop			$16,154			16,154
Pari-mutuel				$9,860		9,860
Food and beverage	2,405	1,964	1,778	563		6,710
Convenience store — fuel			17,681			17,681
Convenience store — other			2,498			2,498
Hotel	468	442				910
Other	191	349	277	296		1,113
Total revenues	28,842	11,477	38,388	10,719		89,426
Less: Promotional allowances	(4,483)	(1,631)	(1,044)			(7,158)
Net revenues	$24,359	$9,846	$37,344	$10,719		$82,268

Depreciation and amortization	$1,478	$951	$836	$527	$178	$3,970
Interest income	$12	$13	$22	$14	$16	$77
Interest expense, net of amounts capitalized	$2,212	$1,368	$969	$148	$2,064	$6,761
Net income (loss)	$4,574	$(2,092)	$3,882	$10	$(4,135)	$2,239
EBITDA(1)	$8,252	$214	$5,665	$671	$(1,909)	$12,893

Goodwill	$6,711	$9,035	$24,153			$39,899
Identifiable intangible assets, net			$8,319			$8,319
Property, plant and equipment, net	$91,270	$43,978	$37,458	$67,559	$2,596	$242,861
Total assets	$111,384	$62,868	$82,236	$73,876	$17,986	$348,350
Long-term debt	$87,255	$62,204	$39,042	$5,710	$85,890	$280,101
Capital expenditures	$2,013	$9,815	$290	$338	$37	$12,493

For the Three Months Ended March 31, 2006
(Balance Sheet Data as of December 31, 2006)

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments and Eliminations	Total
Revenues
Gaming
Casino	$23,571	$5,872				$29,443
Truck stop			$17,076			17,076
Pari-mutuel				$9,064		9,064
Food and beverage	2,601	809	1,590	527		5,527
Convenience store — fuel			17,117			17,117
Convenience store — other			2,388			2,388
Hotel	444	67				511
Other	170	26	165	313		674
Total revenues	26,786	6,774	38,336	9,904		81,800
Less: Promotional allowances	(4,523)	(1,087)	(920)			(6,530)
Net revenues	$22,263	$5,687	$37,416	$9,904		$75,270

Depreciation and amortization	$1,339	$382	$823	$512	$90	$3,146
Interest income	$9	$8	$25	$5	$2	$49
Interest expense, net of amounts capitalized	$2,800	$794	$774	$152	$1,454	$5,974
Net income (loss)	$2,584	$820	$5,580	$(311)	$(2,981)	$5,692
EBITDA(1)	$6,714	$1,988	$7,152	$348	$(1,439)	$14,763

Goodwill	$6,711	$9,013	$20,950			$36,674
Identifiable intangible assets, net			$8,500			$8,500
Property, plant and equipment, net	$91,557	$36,973	$36,940	$67,717	$2,747	$235,934
Total assets	$111,909	$53,551	$79,005	$73,785	$19,311	$337,561
Long-term debt	$87,255	$62,191	$39,054	$5,727	$81,540	$275,767
Capital expenditures	$1,981	$367	$592	$826	$258	$4,024

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

5.                       COMMITMENTS AND CONTINGENCIES

Commitments

Colonial has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for our pari-mutuel wagering applications.  The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities to 2012, and to provide replacement equipment for existing equipment, at a rate of .385% of handle up to $270,000 in handle.  Handle above $270,000 will be charged a rate of .345%.  The agreement also provides for a minimum charge per calendar year of $210.  In addition, Colonial has entered into agreements with a company which provides broadcasting and simulcasting equipment and services.  The agreements for live racing broadcasting and simulcasting services at the horse racing track, and equipment leases at two of the satellite wagering facilities continue until December 31, 2007.  Total expense incurred for totalisator and broadcasting and simulcasting equipment was $234 and $222 for the three month periods ended March 31, 2007 and 2006, respectively.

Colonial leases automobiles, building space, and certain equipment under operating leases expiring at various dates. Total rental expense under these non-cancelable leases was $125 and $119 for the three month periods ended March 31, 2007 and 2006, respectively.

The Company’s operating leases include land and warehouse leases for Gold Dust West-Reno, a land lease for Gold Dust West-Carson City, a land and building lease for Gold Dust West-Elko, leases for office space in Golden, Colorado and in West Palm Beach, Florida, as well as leases for automobiles and other property and equipment, expiring at various dates.  Total expense under these non-cancelable operating leases was $310 and $210 during the three months ended March 31, 2007 and 2006, respectively.

Other long-term obligations and commitments at JEI also include the Jacobs Investments Management Co. Inc. (“JIMCO”) management agreement (see Note 6).  Total expense related to the JIMCO agreement was $313 and $113 during the three months ended March 31, 2007 and 2006, respectively.

Jalou leases land for various truck plazas, and office space in Lafayette as well as automobiles, and other property and equipment under operating leases expiring at various dates.  Total expense related to these operating leases was $289 and $132 for the three months ended March 31, 2007 and 2006, respectively.  Additionally, the Jalou truck plaza video gaming facilities pay $1 per video poker machine per day, plus $1,000 per machine annually in licensing to an unaffiliated party to maintain its video poker machines in its truck stop premises.  Total expense under these obligations was $291 and $248 for the three months ended March 31, 2007 and 2006, respectively.

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

6.                       RELATED PARTY TRANSACTIONS

In order to assist JEI in its efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, JEI entered into an agreement with Premier One Development Company effective October 1, 1997. On May 9, 2000, Premier merged into JIMCO, 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two former directors of Colonial. The agreement was renewed on January 2, 2003 for a period of nine years, at $450 per year, payable on January 15 of each year.  JEI paid $450 in January 2006 for the year’s services by JIMCO.  On June 16, 2006, the agreement was amended and restated effective January 1, 2006 for a period of 20 years, at $1,250 per year payable in two equal installments of $625 January 1st and July 1st each year plus two and one-half percent (2.5%) of budgeted development costs for projects undertaken by us.  In accordance with the amended and restated agreement, $625 was paid in January 2007.  Additionally, for the three months ended March 31, 2007, we paid or accrued $359 to JIMCO for development projects undertaken by us.

We provide monthly management and accounting services for various truck stops owned by Jacobs.  Charges for these management services totaled $321 and $51 for the three months ended March 31, 2007 and 2006, respectively. Additionally, we provide shared services such as a branded fuel card that can be used at the truck stops owned both by us and Jacobs, and repair parts purchased by Jacobs from us.  These transactions result in receivables from and payables to our affiliate.  As of March 31, 2007, these transactions resulted in net payables to affiliate totaling $296, and as of December 31, 2006, these transactions resulted in net receivables from affiliate totaling $316.

We have acquired from affiliated parties several options to lease and options to purchase land and certain improvements on the west bank of the Cuyahoga River in Cleveland, Ohio.  We refer to these properties, covering an aggregate of approximately 624,000 square feet of land (14.4 acres) and a building comprised of 47,380 square feet of net rentable space, as the Nautica Properties.  The Nautica Properties consist of six parcels and require aggregate option payments approximating $500 per year.  The option agreements give us the right during the next three and one-quarter years to purchase two parcels and the right to purchase or enter into long-term leases on the other four parcels.  In general, the purchase price of the parcels would be based on independent appraisals of the land and improvement values, if casino gaming were to become legal in Ohio and the Nautica Properties were a licensed gaming venue.  Our Chairman and Chief Executive Officer owns varying interests in five of the six parcels.

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

7.                       SALE OF DEBT AND RECENT ACQUISITION ACTIVITY

On June 16, 2006, we completed the issuance of senior unsecured notes in the amount of $210,000 bearing interest at 9¾% due June 15, 2014 with interest only payments due each June 15 and December 15, beginning on December 15, 2006.  In conjunction with the closing of these notes, we entered into a new $100,000 senior secured credit facility consisting of: (i) a $40,000 five-year revolving credit facility; (ii) a $40,000 six-year term loan facility; and (iii) a $20,000 six-year delayed draw term loan.  Borrowings under our senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined, and (2) the federal funds rate plus ½ of 1% or (b) a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs.  As of March 31, 2007, $35,500 was available on the revolving credit facility.  Proceeds from the senior unsecured notes and the term loan were used to (i) pay off $148,000 aggregate principal amount of our outstanding 11 7/8% senior secured notes due 2009, along with accrued and unpaid interest of $6,652 and to pay related tender and consent costs of $9,321, (ii) acquire the assets of Piñon Plaza (renamed Gold Dust West-Carson City) in Carson City, Nevada for a purchase price of $15,243 including acquisition costs (see below), (iii) acquire three truck plazas and raw land in Louisiana from an affiliated party for $14,380 and $620, respectively (see below), (iv) acquire two additional truck plazas for a purchase price of $2,559 and $3,459 including acquisition costs (see below), (v) pay a distribution to our stockholders in connection with December 2005 truck plaza acquisitions of $8,825, (vi) pay a distribution to our stockholders of $10,000, (vii) refinance approximately $26,568 aggregate principal amount of existing indebtedness (including $19,489 of subordinated debt held by our stockholders), along with $840 accrued and unpaid interest, (viii) pay related fees and expenses associated with the issuance of approximately $9,688.  Excess uses over the initial borrowings were paid from our cash.  The unsecured portion of our debt is in the form of $210,000 of 9¾% unsecured senior notes that rank equally in right of payment with all of our existing and future unsecured senior indebtedness and senior to any existing and future subordinated indebtedness.  The notes are effectively subordinated to any secured indebtedness (including indebtedness under our senior credit facility) up to the value of the collateral securing such indebtedness.  The notes are guaranteed by our current and future restricted subsidiaries that also guarantee our senior credit facility.

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

There are many restrictions and covenants placed upon us under both our secured and unsecured indebtedness. For example, among other things, we are required to maintain certain operating performance ratios, our covenants impose various restrictions on us as to the timing of redemptions of our notes, there are various change of control covenants, and there are many other restrictive and operational limitations on us that would be difficult or impossible for us to change.  The occurrence of any one of these events and/or covenant violations to our debt agreements could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our debt agreements.  We entered into an amendment of our credit agreement which revised certain debt covenant ratios and became effective May 4, 2007.  Essentially, the amendment increases the maximum permitted total leverage ratio, increases the maximum permitted senior secured leverage ratio, decreases the minimum interest coverage ratio and adjusts the test periods all to reflect our current expectations as to forecasted performance. We were in compliance with all financial covenants in the credit agreement at December 31, 2006, and at March 31, 2007, we are in compliance with the revised financial covenants.

On June 16, 2006, with the proceeds of the refinancing described above, we acquired from Jacobs, three truck plaza video gaming facilities for $14,380 and raw land and equipment for $620 to possibly develop a fourth truck plaza video gaming facility.  Two of the three truck plaza video gaming facilities acquired, Jalou Diamond and Jalou of St. Martin are located in Broussard, Louisiana, and the third facility, Jalou Magic, is located in Vinton, Louisiana.  The land and equipment on which we may develop a fourth truck plaza video gaming facility is also located in Vinton, Louisiana.  The acquisitions of the three truck plaza facilities, the raw land and equipment were accounted for as a combination of entities under common control, and as such are reflected for accounting and financial reporting purposes similar to a pooling of interests.  Therefore, the acquisitions have been recorded at Jacobs’ historical cost basis in the assets transferred.  Accordingly, the accompanying unaudited condensed consolidated financial statements have been retroactively restated from January 1, 2006 through March 31, 2006 to include the operations of the acquired truck plazas as though the transactions had occurred at January 1, 2006.

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

On June 21, 2006, we acquired from an unaffiliated party the Texas Pelican Truck Plaza (“Vinton”), in Vinton, Louisiana for $2,169, plus estimated acquisition costs of $390.  Additionally, we entered into a lease covering the land, building, furniture, fixtures and equipment used by Vinton in the operation of its video gaming facility, the convenience store, and the food and beverage outlet.  The lease has a five year term with two five year extensions at the option of JEI.  Rentals under the lease are $480 per year for years one through five, $540 per year for years six through ten, and $600 per year for years eleven through fifteen.  JEI has the right to purchase the leased property for $5,000 during the first five year term reduced by a $100 option payment credit, and a $8 credit for each month in which rent has been paid with a maximum credit of $450 irrespective of the number of months paid.  After the first term and through all remaining terms, JEI has the right to purchase the leased property for $5,000.

The following table summarizes the allocation of the purchase price to net assets acquired and liabilities assumed as of June 21, 2006, for the purchase of Vinton:

Vinton
Property and equipment	$255
Goodwill	2,270
Identifiable intangible assets	305

Total assets acquired	2,830

Current liabilities	61
Long-term liabilities	210
Total liabilities assumed	271

Net assets acquired	$2,559

Goodwill resulting from the Vinton transaction is attributable to anticipated future cash flows associated with the acquired entity.  Any change in the fair value of the net assets of Vinton during the purchase price allocation period (generally within one year of the acquisition date) will change the amount of the purchase price allocated to goodwill. The final allocation of the purchase price and its effect on the results of operations may differ significantly from the proforma operating results included herein.

On June 25, 2006, we acquired the assets of the Piñon Plaza Resort (“Piñon Plaza”), a division of Capital City Entertainment, Inc. (“CCI”).  In January 2007 we rebranded Piñon Plaza to Gold Dust West-Carson City.  Under the purchase method of accounting, the total purchase price is allocated to Gold Dust West-Carson City’s net tangible and intangible assets and liabilities based on their estimated fair value as of the acquisition date.  Fair values for property and equipment have been determined based upon a valuation performed.  Goodwill resulting from the Gold Dust West-Carson City transaction is attributable to anticipated future cash flows associated with the acquired entity.  Any change in the fair value of the net assets of Gold Dust West-Carson City during the purchase price allocation period (generally within one year of the acquisition date) will change the amount of the purchase price allocated to goodwill.  The final allocation of purchase cost and its effect on results of operations may differ significantly from the proforma operating results included herein.

The assets purchased included all of the personal property, buildings and improvements used by Gold Dust West-Carson City in the operation of its casino, hotel, bowling alley and RV Park in Carson City, Nevada.  The purchase price for the assets was $14,500 plus $519 for cash on hand at closing and acquisition costs of $224.  Additionally, we entered into a triple net ground lease covering land underlying the assets which began at the closing date of the asset purchase.  The lessor is a family trust affiliated with CCI.  The lease has a ten year term with two ten year extensions at the option of JEI.  Rentals under the lease are $250 per year for years one through five, $300 per year for years six through ten, and a rate based on an appraisal performed by a Member of the Appraisal Institute (“MAI”) of the property during the first and second extension terms.  JEI has the right to purchase the leased land at an MAI appraised value at the end of the first ten year term.  It also has a right of first refusal should the lessor seek to sell the leased land to a third party.

The following table summarizes the allocation of the purchase price to net assets acquired and liabilities assumed as of June 25, 2006, for the purchase of Gold Dust West-Carson City:

Gold Dust West- Carson City
Current assets	$679
Property and equipment	14,500
Goodwill	199

Total assets acquired	15,378

Current liabilities assumed	135

Net assets acquired	$15,243

On July 12, 2006, we acquired from an unaffiliated party the St. Helena Truck Plaza in Amite, Louisiana (“St. Helena”) which includes a truck plaza, convenience store, casino and food and beverage outlet operation for $3,094, plus $200 for cash on hand at closing, $90 for inventory and acquisition costs of $75.

The following table summarizes the allocation of the purchase price to net assets acquired and liabilities assumed as of July 12, 2006, for the purchase of St. Helena:

St. Helena
Current assets	$290
Property and equipment	2,330
Goodwill	466
Identifiable intangible assets	376

Total assets acquired	3,462

Current liabilities	3

Net assets acquired	$3,459

Goodwill resulting from the St. Helena transaction is attributable to anticipated future cash flows associated with the acquired entity.  Any change in the fair value of the net assets of St. Helena during the purchase price allocation period (generally within one year of the acquisition date) will change the amount of the purchase price allocated to goodwill. The final allocation of the purchase price and its effect on the results of operations may differ significantly from the proforma operating results included herein.

On October 4, 2006, we entered into an asset purchase agreement with an unaffiliated party to acquire the Silver Dollar truck plaza in Shreveport, Louisiana (“Silver Dollar”), which was under construction.  On January 15, 2007, we agreed with the seller to operate the business and simultaneously assume the terms of its land lease.  The land lease has an initial term of ten-years, which began July 1, 2005, with seven five-year extensions at the option of JEI.  Rentals under the lease increase throughout the initial term from $72 per year to $196 per year.  Rentals under the extension periods increase from $196 per year to $262 per year.  JEI has the right of first refusal to purchase the leased land should the lessor receive a bona-fide, arm’s length, good faith offer to purchase any or all of the real property and improvements from a third party.

On February 9, 2007, we began operating the convenience store and fuel operations and on March 29, 2007, we acquired Silver Dollar for $4,000 plus acquisition costs of $96.  Silver Dollar will also offer video poker devices once approved.

The following table summarizes the preliminary allocation of the purchase price to net assets acquired as of March 29, 2007, for the purchase of Silver Dollar:

Silver Dollar
Property and equipment	$803
Goodwill	3,193
Identifiable intangible assets	100

Total assets acquired	$4,096

Goodwill resulting from the Silver Dollar transaction is attributable to anticipated future cash flows associated with the acquired entity.  Any change in the fair value of the net assets of Silver Dollar during the purchase price allocation period (generally within one year of the acquisition date) will change the amount of the purchase price allocated to goodwill. The final allocation of the purchase price and its effect on the results of operations may differ significantly from the proforma operating results included herein.

Assuming the acquisitions of Vinton, Gold Dust West-Carson City, St. Helena and Silver Dollar had occurred as of January 1, 2006, our unaudited proforma net revenues, costs and expenses, and net income would have been as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net revenues	$82,268	$81,016
Costs and expenses	80,029	75,570

Net income	$2,239	$5,446

These unaudited proforma results are presented for comparative purposes only.  The proforma results are not necessarily indicative of what our actual results would have been had the acquisitions been completed as of January 1, 2006, nor are they indicative of future operating results.

8.                       INVESTMENT IN EQUITY SECURITIES

During 2006, we acquired approximately three percent of the outstanding shares of a publicly-traded company. Other entities affiliated with our two directors also invested in the company, increasing the combined ownership to approximately 13% of its outstanding common shares. Our investment is accounted for as available-for-sale equity securities and has been recorded at fair value in other assets, with unrealized gains recognized as accumulated other comprehensive income.  As of March 31, 2007, the fair value of our investment in this company is $10,642 and unrealized gains included in accumulated other comprehensive income total $2,698. As of December 31, 2006, the fair value was $9,942 and unrealized gains included in accumulated other comprehensive income totaled $1,999.

9.                       CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

The following information sets forth our Condensed Consolidating Balance Sheets as of March 31, 2007 and December 31, 2006, and the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2007 and 2006 as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  Investments in our subsidiaries are accounted for on the equity method.  Accordingly, entries necessary to consolidate the Parent Company Issuer and our Subsidiary Guarantors are reflected in the eliminations column.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF MARCH 31, 2007

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$942	$34,941		$35,883
Property, plant and equipment, net	2,597	240,264		242,861
Net investment in and advances to subsidiaries	106,608		$(106,608)	—
Other long-term assets	14,447	55,159		69,606
Total assets	$124,594	$330,364	$(106,608)	$348,350

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$4,328	$29,067		$33,395
Long-term debt	85,890	194,211		280,101
Other long-term liabilities	48	478		526
Stockholder’s equity	34,328	106,608	$(106,608)	34,328
Total liabilities and stockholder’s equity	$124,594	$330,364	$(106,608)	$348,350

AS OF DECEMBER 31, 2006

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$2,534	$32,739		$35,273
Property, plant and equipment, net	2,747	233,187		235,934
Net investment in and advances to subsidiaries	98,073		$(98,073)	—
Other long-term assets	14,030	52,324		66,354
Total assets	$117,384	$318,250	$(98,073)	$337,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$4,403	$25,528		$29,931
Long-term debt	81,540	194,227		275,767
Other long-term liabilities	51	422		473
Stockholders’ equity	31,390	98,073	$(98,073)	31,390
Total liabilities and stockholders’ equity	$117,384	$318,250	$(98,073)	$337,561

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$82,268		$82,268
Costs and expenses	$(2,087)	(71,258)		(73,345)
Interest expense, net	(1,657)	(5,027)		(6,684)
Equity in earnings of subsidiaries	5,983		$(5,983)
Net income	$2,239	$5,983	$(5,983)	$2,239

FOR THE THREE MONTHS ENDED MARCH 31, 2006

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$75,270		$75,270
Costs and expenses	$(1,528)	(62,125)		(63,653)
Interest expense, net	(1,060)	(4,865)		(5,925)
Equity in earnings of subsidiaries	8,280		$(8,280)
Net income	$5,692	$8,280	$(8,280)	$5,692

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$3,423	$8,483		$11,906

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(37)	(12,456)		(12,493)
Proceeds from sale of equipment		14		14
Acquisitions of truck stops, net of cash acquired		(4,093)		(4,093)
Net cash used in investing activities	(37)	(16,535)		(16,572)

FINANCING ACTIVITIES:
Proceeds from revolving line of credit	5,500			5,500
Payments on long-term debt	(200)	(29)		(229)
Payments on revolving line of credit	(1,000)			(1,000)
Net advances to/from subsidiaries	(8,535)	8,535
Distributions to stockholders	(1,000)			(1,000)
Net cash provided by (used in) financing activities	(5,235)	8,506		3,271

Net Increase (Decrease) in Cash and Cash Equivalents	(1,849)	454		(1,395)
Cash and Cash Equivalents — Beginning of Period	1,852	22,249		24,101
Cash and Cash Equivalents — End of Period	$3	$22,703		$22,706

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$3,476	$(2,795)		$681

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(258)	(3,766)		(4,024)
Proceeds from sale of equipment		13		13
Purchase of device rights		(9)		(9)
Net cash used in investing activities	(258)	(3,762)		(4,020)

FINANCING ACTIVITIES:
Payments to obtain financing		(220)		(220)
Proceeds from long-term debt		30		30
Proceeds from revolving line of credit		7,890		7,890
Payments on long-term debt		(151)		(151)
Payments on revolving line of credit		(8,480)		(8,480)
Net advances to/from subsidiaries	(3,792)	3,792
Net cash provided by (used in) financing activities	(3,792)	2,861		(931)

Net Increase (Decrease) in Cash and Cash Equivalents	(574)	(3,696)		(4,270)
Cash and Cash Equivalents — Beginning of Period	688	22,931		23,619
Cash and Cash Equivalents — End of Period	$114	$19,235		$19,349

Item 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section discusses the results of our operations for the three months ended March 31, 2007 and 2006. We recommend reading the following discussions and analyses in conjunction with our unaudited condensed consolidated financial statements, including the notes and other financial information contained in this Form 10-Q, as well as our audited consolidated financial statements as of December 31, 2006, included in our Form 10-K report filed with the Securities and Exchange Commission (“10-K Report”). Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties. In this regard, see the section ”Risk Factors” in Item 1A of our 10-K Report.

The historical information should not necessarily be taken as a reliable indicator of our future performance.

TABLE OF CONTENTS TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (MD&A)

Description of item
1.	Significant transactions occurring during the three months ended March 31, 2007
2.	Overview and discussion of our operations
3.	Comparison of our results of operations for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006
4.	EBITDA segment information
5.	Liquidity and capital resources
6.	Critical accounting policies

1. Significant transactions occurring during the three months ended March 31, 2007

Jacobs Investments, Inc.

Effective January 31, 2007, we became a wholly-owned subsidiary of Jacobs Investments, Inc. (“JII”), which in turn is 50% owned by Jeffrey P. Jacobs, our Chief Executive Officer, and two of his family trusts, and 50% owned by a revocable trust and an irrevocable trust established by his father, Richard E. Jacobs.  This change in ownership had no impact to Jacobs Entertainment, Inc. (“JEI”).

Rebranding of Piñon Plaza in Carson City, Nevada

On June 25, 2006 we acquired the Piñon Plaza Hotel and Casino in Carson City, Nevada.  We have made numerous modifications to the property and on January 24, 2007 we rebranded Piñon Plaza to Gold Dust West-Carson City.  We believe these modifications and the rebranding will enhance the operational performance of Gold Dust West-Carson City.

Development and Opening of Gold Dust West-Elko in Elko, Nevada

In 2006, we entered into a land and building lease to develop a new casino in Elko, Nevada (“Gold Dust West-Elko”) that features a 13,000 square-foot casino with approximately 350 Ticket-In Ticket-Out (“TITO”) slot machines and seven table games, as well as a restaurant, sports bar and sports book.  During December 2006, we borrowed $20 million on our delayed draw term loan facility which was utilized to complete this development. The casino opened on March 5, 2007.

Acquisition of Silver Dollar Truck Plaza

On October 4, 2006, we entered into an asset purchase agreement with an unaffiliated party to acquire the Silver Dollar truck plaza in Shreveport, Caddo Parish, Louisiana (“Silver Dollar”), which was under construction.  On January 15, 2007, we agreed with the seller to operate the business and simultaneously assume the terms of its land lease.  On February 9, 2007, we began operating the convenience store and fuel operations and on March 29, 2007, we acquired Silver Dollar for $4.0 million plus acquisition costs of $0.1 million.  Silver Dollar will also offer up to 50 video poker devices once approved.

2. Overview and discussion of our operations

We have four segments representing the geographic regions of our operations: Colorado, Nevada, Louisiana and Virginia. Each segment is managed separately because of the unique characteristics of its revenue stream and customer base.

Our casino properties in Colorado (The Lodge and Gilpin casinos) and Nevada (the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos) are each managed by a Regional Vice President who reports to our Chief Operating Officer (“COO”) who is located in our Golden, Colorado offices. Further, our 18 video poker truck plaza operations are managed by our Regional Vice President of Louisiana Operations who also reports to our COO. Our Virginia racetrack and satellite wagering facilities are managed by our on-site President of Pari-Mutuel Operations, and he reports directly to our Chief Executive Officer (“CEO”). Our management team conducts monthly video conferencing and teleconferencing calls with our CEO. Through the recent centralization of our operations in Golden, Colorado, we believe we are achieving economies of scale in accounting, human resources, centralized purchasing and other areas. We expect to continue to consolidate several of our other corporate functions as we expand our operations and acquire additional properties.

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

In addition to the above performance measurements, we pay particular attention to our monthly and annual cash flow. Our business is sensitive to shifts in volumes and levels of activity and we find it necessary to watch our cash closely. Every six months (June 15 and December 15) we have a cash interest payment due on our $210 million senior unsecured notes amounting to $10.2 million. Additionally, we have drawn $60 million on our senior secured credit facility with interest due at varying intervals.  As previously discussed, we have a $40 million revolving loan with a bank group on which we can draw as needed in order to facilitate the cash flow we generate from operations. This is generally a function of the timing of generating cash from operations coupled with the amount of cash we need to run the business—i.e., our cash inventory. Presently, we estimate that we require approximately $15 million of cash inventory to operate our properties. We may be able to reduce this amount as we consolidate cash from our various operations. This may help to reduce the amount of borrowings we need to pay interest on our notes and/or to finance operations, which would be another by-product of our goal to centralize our business operations.  See “Liquidity and Capital Resources.”

Colorado

Our Colorado operations consist of The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Casino (“Gilpin”), both of which are located in Black Hawk, Colorado. The competitive aspects of the market in Black Hawk continue to be a significant factor in our operations. As a result of the increased level of development activity in Black Hawk over the last three years, there were 10,091 gaming devices in the city at March 31, 2007. At March 31, 2007, we had 1,415 devices in this market (959 at The Lodge and 456 at the Gilpin), which represented approximately 14% of the total devices in the Black Hawk market.

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

Louisiana

The Louisiana truck plaza video gaming properties consist of 17 truck plaza gaming facilities located in Louisiana and a share in the gaming revenues of an additional truck plaza.  Each truck plaza features a convenience store, fueling operations, a restaurant and 50 video gaming devices (except our Eunice and Vinton locations which each have 40 video gaming devices, our St. Martin and Diamond locations which have 48 and 47 devices, respectively, and our newly-acquired Silver Dollar that does not yet have any video gaming devices).

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

The following table summarizes our consolidated results of operations for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Three Months Ended
	March 31,
	2007	2006	$ Change	% Variance
REVENUES
Gaming:
Casino	$34,500	$29,443	$5,057	17.18%
Truck stop	16,154	17,076	(922)	-5.40%
Pari-mutuel	9,860	9,064	796	8.78%
Food and beverage	6,710	5,527	1,183	21.40%
Convenience store — fuel	17,681	17,117	564	3.29%
Other	4,521	3,573	948	26.53%
Less: Promotional allowances	(7,158)	(6,530)	(628)	9.62%
Net revenues	82,268	75,270	6,998	9.30%

COSTS AND EXPENSES
Gaming:
Casino	12,111	10,530	1,581	15.01%
Truck stop	9,207	8,842	365	4.13%
Pari-mutuel	7,369	7,270	99	1.36%
Food and beverage	3,596	2,646	950	35.90%
Convenience store — fuel	16,678	16,196	482	2.98%
Other	3,572	3,226	346	10.73%
Marketing, general and administrative	16,842	11,797	5,045	42.77%
Depreciation and amortization	3,970	3,146	824	26.19%
Total costs and expenses	73,345	63,653	9,692	15.23%

OPERATING INCOME	8,923	11,617	(2,694)	-23.19%

Interest expense, net	(6,684)	(5,925)	(759)	12.81%

NET INCOME	$2,239	$5,692	$(3,453)	-60.66%

3. Comparison of our results of operations for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Casino revenues increased $5.1 million or 17% from $29.4 million for the three months ended March 31, 2006 to $34.5 million for the three months ended March 31, 2007.  The increase in casino revenues is a result of increased casino revenues at The Lodge of $1.5 million and Gilpin of $0.7 million.  Additionally, Gold Dust West-Carson City, which was acquired on June 25, 2006, contributed $2.0 million and Gold Dust West-Elko, which opened on March 5, 2007, contributed $0.9 million.  The increase in the casino revenues at our properties is a result of several factors.  We have expanded capital investments in our slot product over the last year including the implementation of a TITO system at the Gilpin and a remodeled valet pavilion, as well as the completion of the south entrance of The Lodge. Additionally, during the first three months of 2007, the City of Black Hawk casino win grew 3% compared to the same period of 2006.

Truck stop gaming revenues decreased $0.9 million or 5% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.  Hurricanes Katrina and Rita, which hit the Louisiana, Mississippi and Texas Gulf Coast in August and September 2005, respectively, disrupted riverboat and other casino competition in the region.  For the first three months of 2006, JEI’s truck stops benefited from the reduction in competition as well as the population relocation from the New Orleans area, resulting in a year-over-year decrease of $2.5 million.  This decrease is partially offset by an increase of $1.6 million due to the acquisitions of the Vinton and St. Helena locations, purchased in June and July 2006, respectively.

Pari-mutuel revenues increased $0.8 million or 9% from $9.1 million to $9.9 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2007, respectively.  The increase in revenues is primarily attributable to the reopening of the Broad Street off track wagering facility which was closed for renovations from February 26, 2006 through April 19, 2006, combined with an increase in wagering revenues at the other off track wagering facilities and an increase in account wagering revenues.

Food and beverage revenues increased $1.2 million or 21% from $5.5 million to $6.7 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2007, respectively.  This increase is attributable to $0.9 million generated by Gold Dust West-Carson City and $0.2 million generated by Gold Dust West-Elko, as well as increases of $0.2 million at the truck stop facilities and $0.1 million at Gold Dust West-Reno, partially offset by a decrease of $0.2 million at The Lodge.  The decrease at The Lodge is attributable to a decrease in direct mail promotions. The increase at the truck stops is attributable to the addition of the Vinton and St. Helena locations in June 2006 and July 2006, respectively.

Convenience store-fuel revenues increased $0.6 million or 3% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.  The addition of the St. Helena and Silver Dollar truck stops in July 2006 and February 2007, respectively, added $1.2 million of fuel revenues. This increase was offset by a year-over-year decrease totaling $0.6 million due to a decrease in the average selling price of fuel from $2.40 per gallon to $2.38 per gallon, as well as Hurricanes Katrina and Rita, which hit the Louisiana, Mississippi and Texas Gulf Coast in August and September 2005, respectively, disrupting riverboat and other casino competition in the region.

Other revenues increased $0.9 million or 27% from $3.6 million for the three months ended March 31, 2006 to $4.5 million for the three months ended March 31, 2007.  The increase is primarily attributable to Gold Dust West-Carson City which was acquired on June 25, 2006 and contributed $0.7 million, and an increase of $0.2 million at the truck stops was primarily due to the Vinton and St. Helena truck stops which were acquired in June and July 2006, respectively.

Promotional allowances increased $0.6 million or 10% from $6.5 million for the three months ended March 31, 2006 to $7.1 million for the three months ended March 31, 2007.  The increase is attributable to an increase in promotional allowances at the truck stops of $0.1 million, while Gold Dust West-Carson City contributed $0.4 million and Gold Dust West-Elko contributed $0.1 million.  The increase at the truck stops is due to complimentary food and beverage sales at the Vinton and St. Helena locations which were purchased in June 2006 and July 2006, respectively.

Casino expenses increased $1.6 million or 15% from $10.5 million to $12.1 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2007, respectively.  Of this increase, $1.0 million is due to the addition of Gold Dust West-Carson City and $0.3 million is due to the addition of Gold Dust West-Elko.  Additionally, casino expenses at The Lodge increased by $0.3 million due to gaming taxes as a result of increased casino revenues.

Truck stop gaming expenses increased $0.4 million or 4% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.  The 2007 video gaming expenses from the Vinton and St. Helena locations purchased in June and July 2006, respectively, account for an increase of $1.0 million.  This increase is partially offset by a year-over-year decrease of $0.6 million due to increased business levels in the first three months of 2006 as a result of hurricanes Katrina and Rita, which hit the Louisiana, Mississippi and Texas Gulf Coast in August and September 2005, respectively, disrupting riverboat and other casino competition in the region.

Pari-mutuel costs and expenses increased $0.1 million or 1% from $7.3 million to $7.4 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2007, respectively.  The increase is primarily attributable to pari-mutuel taxes and other direct expenses associated with increased pari-mutuel revenues in 2007, combined with other operating costs attributable to the reopening of the Broad Street off track wagering facility which was closed for renovations from February 26, 2006 through April 19, 2006.

Food and beverage costs and expenses increased $1.0 million or 36% for the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006, and is primarily due to the additions of Gold Dust West-Carson City and Gold Dust West-Elko.

Convenience store-fuel expenses increased $0.5 million or 3% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.  The addition of the St. Helena and Silver Dollar truck stops in July 2006 and February 2007, respectively, added $1.2 million of fuel expenses. This increase was offset by a year-over-year decrease totaling $0.7 million due to a decrease in the average cost of fuel from $2.27 per gallon to $2.23 per gallon, as well as increased business levels during the first three months of 2006 due to Hurricanes Katrina and Rita, which hit the Louisiana, Mississippi and Texas Gulf Coast in August and September 2005, respectively, disrupting riverboat and other casino competition in the region.

Other costs and expenses increased $0.3 million or 11% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 and were primarily attributable to the addition of hotel operations at Gold Dust West-Carson City, which was acquired on June 25, 2006, and convenience store-other costs generated by the additions of the St. Helena and Silver Dollar truck stop in July 2006 and February 2007, respectively.

Marketing, general and administrative expenses increased $5.0 million or 43% from $11.8 million to $16.8 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2007, respectively.    This increase is the result of the addition of our Gold Dust West-Carson City casino which accounted for $2.2 million of the increase and our Gold Dust West-Elko casino which accounted for $1.1 million of the increase, as well as increases at Gold Dust West-Reno of $0.3 million, The Lodge of $0.2 million, truck stops of $0.4 million, Colonial of $0.4 million and corporate overhead expenses of $0.4 million.  The increased marketing costs at our operating units drove increased revenues for all segments.  The increase at our three Nevada casinos was substantially due to expenses incurred in launching and rebranding Gold Dust West. The increase at the truck stops was primarily due to the addition of office space and additional staff to accommodate expansion.  The increase at Colonial is primarily attributable to $0.6 million in non-recurring lobbying costs incurred during 2007, offset by $0.2 million attributable to decreased security costs resulting from a change in security services and a decrease attributable to the write-off of assets under renovation in 2006.  The increase in our corporate overhead was the result of an increase in the management fees to Jacobs Investments Management Co. Inc. of $0.2 million, travel expenses of $0.1 million, labor costs of $0.1 million and legal expenses of $0.1 million, offset by a $0.1 million net reduction in other costs and expenses.

Depreciation and amortization expense increased $0.8 million from $3.2 million to $4.0 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2007, respectively.  Of this increase, $0.4 million is attributable to the acquisition of Gold Dust West-Carson City and $0.2 million is attributable to Gold Dust West-Elko. Additionally, The Lodge increased by $0.1 million primarily due to the new south entrance and corporate increased by $0.1 million due to capital asset purchases.

Net interest expense increased $0.8 million for the three months ended March 31, 2007 compared to the same period of 2006.  The increase is attributable to additional debt outstanding during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 and was partially offset by lower effective interest rates as a result of the refinancing transactions which occurred in June 2006.

4. EBITDA segment information

As discussed above, we have four segments representing the geographic regions of our operations: Colorado, Nevada, Louisiana and Virginia. Each segment is managed separately because of the unique characteristics of its revenue stream and customer base.

The information presented is by each segment in which we have operations and also presents our EBITDA (earnings before interest, income taxes, depreciation and amortization) for each segment. We believe that the presentation of a non-GAAP financial measure such as EBITDA is useful because it allows investors and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our properties using EBITDA measures as do most analysts following the gaming industry. EBITDA is an element of certain key financial covenants in our debt agreements and, as such, is a critical component that we closely watch in order to determine our ability to achieve future growth and to ensure we are in compliance with our debt agreements. We present EBITDA in the tables below as supplemental information and to provide further discussion and analysis of our operating results. EBITDA can be reconciled directly to our consolidated net income by adding the amounts shown for depreciation and amortization, interest and income taxes to net income. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited.

The following is a summary of the net revenues, costs and expenses and EBITDA, for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
NET REVENUES
Colorado:
The Lodge	$18,358	$16,965
Gilpin	6,001	5,298
Total Colorado	24,359	22,263
Nevada:
Gold Dust West-Reno	5,725	5,687
Gold Dust West-Carson City	3,094
Gold Dust West-Elko	1,027
Total Nevada	9,846	5,687
Louisiana	37,344	37,416
Virginia	10,719	9,904
Total Net Revenues	82,268	75,270

COSTS AND EXPENSES (excluding depreciation and amortization, net interest expense and income taxes)
Colorado:
The Lodge	11,993	11,596
Gilpin	4,114	3,953
Total Colorado	16,107	15,549
Nevada:
Gold Dust West-Reno	3,940	3,699
Gold Dust West-Carson City	4,099
Gold Dust West-Elko	1,593
Total Nevada	9,632	3,699
Louisiana	31,679	30,264
Virginia	10,048	9,556
Net corporate overhead	1,909	1,439
Total Costs and Expenses	69,375	60,507

EBITDA
Colorado:
The Lodge	6,365	5,369
Gilpin	1,887	1,345
Total Colorado	8,252	6,714
Nevada:
Gold Dust West-Reno	1,785	1,988
Gold Dust West-Carson City	(1,005)
Gold Dust West-Elko	(566)
Total Nevada	214	1,988
Louisiana	5,665	7,152
Virginia	671	348
Net corporate overhead	(1,909)	(1,439)

Total EBITDA	$12,893	$14,763

See “Comparison of our results of operations for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006” above which provides explanations regarding the fluctuations in our revenues and costs and expenses by property and segment.

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure, to our net income (loss), a GAAP financial measure (dollars in thousands):

Three months ended March 31, 2007	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$6,365	$1,027	$1,727	$3,611
Gilpin	1,887	451	473	963
Total Colorado	8,252	1,478	2,200	4,574
Nevada:
Gold Dust West-Reno	1,785	351	649	785
Gold Dust West- Carson City	(1,005)	433	381	(1,819)
Gold Dust West-Elko	(566)	167	325	(1,058)
Total Nevada	214	951	1,355	(2,092)
Louisiana	5,665	836	947	3,882
Virginia	671	527	134	10
Corporate overhead	(1,909)	178	2,048	(4,135)
TOTAL	$12,893	$3,970	$6,684	$2,239

Three months ended March 31, 2006	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$5,369	$924	$2,070	$2,375
Gilpin	1,345	415	721	209
Total Colorado	6,714	1,339	2,791	2,584
Nevada:
Gold Dust West-Reno	1,988	382	786	820
Gold Dust West- Carson City
Gold Dust West-Elko
Total Nevada	1,988	382	786	820
Louisiana	7,152	823	749	5,580
Virginia	348	512	147	(311)
Corporate overhead	(1,439)	90	1,452	(2,981)
TOTAL	$14,763	$3,146	$5,925	$5,692

5. Liquidity and capital resources

As of March 31, 2007, we had cash and cash equivalents of $22.7 million compared to $24.1 million in cash and cash equivalents as of December 31, 2006. The $1.4 million decrease is the result of $11.9 million cash provided by operating activities, $16.6 million cash used in investing activities, and $3.3 million provided by financing activities, which are further discussed below.

During the three months ended March 31, 2007, we completed several transactions which impacted our liquidity.  We completed the rebranding of Gold Dust West-Carson City and the development of Gold Dust West-Elko.  On March 29, 2007, we acquired the Silver Dollar truck plaza facility from an unrelated third party. These transactions are discussed in greater detail above in the section “Significant transactions occurring during the three months ended March 31, 2007.”

As of March 31, 2007, we have $35.5 million available on our revolving senior credit facility for acquisitions and/or capital expenditure programs. The revolving senior credit facility carries an interest rate of 3.00% above LIBOR and expires in June 2011.

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

As of March 31, 2007, our total debt approximates $281.3 million. Our future liquidity, which includes our ability to make semi-annual interest payments on June 15 and December 15 of each year, depends upon our future operational success.

We believe that our cash flow from operations, cash and cash equivalents and our $40 million senior revolving credit facility discussed above will be adequate to meet our debt service obligations and operational expenditures, as well as our capital expenditure requirements for the next twelve months. In addition to the development of our new casino in Elko, Nevada, capital expenditures for 2007, excluding development projects, are projected to be $13.3 million. While we believe these sources will provide us sufficient liquidity over the next twelve months, we can give no assurance that these sources of cash will be sufficient to enable us to do so. Further, in addition to our normal capital expenditure requirements, we anticipate that we will pursue the acquisition of other properties and continue to engage in the pursuit of new development opportunities. It is possible that we may need to enter into new financing arrangements and raise additional capital in the future if we are unable to generate sufficient cash to sustain expansion. Our ability to incur additional debt is further restricted by the terms and covenants of our senior secured and senior unsecured notes. We can give no assurance that we will be able to raise any capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, and therefore heighten the related risks we currently face.

We also face the risk that there could be a decline in the demand for our products and services, which would reduce our ability to generate funds from operations.  While we believe our cash flows are geographically diverse, at present we do have a significant concentration of cash flows generated in the Black Hawk, Colorado and Louisiana markets.  Should the Black Hawk or Louisiana markets decline or become saturated or should competition erode our market share, we would suffer a decline in available funds generated from operations.  If this were to occur, there exists the possibility that our credit rating could be downgraded, which would further reduce our ability to access the capital markets and obtain additional or alternative financing.  See the section “Risk Factors” in Item 1A of our 10-K Report.

The following table provides disclosure concerning JEI’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of March 31, 2007.

(In Thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$468,264	$27,742	$55,359	$59,816	$325,347
Operating leases (2)	39,130	2,641	4,958	3,605	27,926
Other long-term obligations (3)	24,884	1,798	3,399	2,812	16,875
Total contractual cash obligations	$532,278	$32,181	$63,716	$66,233	$370,148

(1)                   Long-term debt includes principal and interest owing under the terms of our senior unsecured notes, our senior secured credit facility, the Black Hawk special assessment bonds, indebtedness of Colonial and various capital leases.

(2)                   Operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia, office space in Colorado, Louisiana, Virginia and Florida, and other equipment leases at all locations.

(3)                   Other long-term obligations include a management agreement with Jacobs Investments Management Co. Inc. and our obligation to pay $1 per video poker machine per day, plus $1,000 per machine annually in licensing to an unaffiliated party to maintain its video poker machines in our truck plaza operations.

In addition, we have the following commitments and obligations:

•                JEI, through its subsidiary Colonial, has entered into an agreement with a totalisator company, which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications.  On March 16, 2005, Colonial entered into an amendment with the totalisator company extending the term of the agreement to 2012, provides replacement equipment for the existing equipment, and increases the rate to .385% of handle up to $270 million in handle. Handle above $270 million is charged a rate of .345%. The amendment also provides for minimum charge per calendar year of $210,000.

•                JEI, through the Lucky Magnolia truck plaza, has an obligation to pay to an individual 4.9% of its net video poker revenue, after associated state taxes, for as long as video poker machines are operated on the property.

Finally, our outstanding senior secured notes aggregating $210 million cannot be redeemed until June 15, 2010. We can, however, with proceeds from an equity offering on more than one occasion redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 109.75% of the principal amount thereof, plus accrued and unpaid interest.

6. Critical accounting policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We periodically evaluate our policies and the estimates and assumptions related to these policies. All of our subsidiary companies operate in a highly regulated industry. Our Colorado, Nevada, Louisiana and Virginia operations are subject to regulations that describe and regulate operating and internal control procedures. The majority of our casino revenue is in the form of cash, personal checks, credit cards or gaming chips and tokens, which by their nature do not require complex estimations. We estimate certain liabilities with payment periods that extend for longer than several months. Such estimates include our slot club liabilities, outstanding gaming chip, token and pari-mutuel ticket liability, self-insured medical and workers compensation liabilities, and litigation costs. We believe that these estimates are reasonable based on our past experience with the business and based upon our assumptions related to possible outcomes in the future. Future actual results will likely differ from these estimates.

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

Goodwill and other intangible assets

We have $39.9 million in goodwill recorded on our consolidated balance sheet resulting from the acquisition of businesses. We do not have any other nonamortizing intangible assets on our consolidated balance sheet. We annually review our goodwill for impairment. The annual evaluation of goodwill requires the use of estimates about future operating results of each reporting unit to determine its estimated fair value. Changes in forecasted operations can materially affect these estimates. Once an impairment of goodwill has been recorded, it cannot be reversed.

Our three reporting units with goodwill balances at March 31, 2007 are Colorado ($6.7 million), Nevada ($9.0 million) and Louisiana ($24.2 million). There is no goodwill recorded in our Virginia reporting unit. We performed our most recent annual impairment test for these reporting units as of September 30, 2006 and updated the test at December 31, 2006. Our annual impairment test included an analysis of the gaming industry overall as well as an analysis of the specific locations in which we operate. We determined the fair values for each of these reporting units using both the market approach (recent comparable transactions from which we derived an applicable valuation multiple) and the income approach (net present value of our anticipated future cash flows). These fair values were then compared to the carrying values for the respective reporting unit and determined that goodwill is not impaired at any of our reporting units. Furthermore, if the fair value of these reporting units declined by 10%, no goodwill impairment would exist.

We have also reassessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  On June 16, 2006, we issued $210 million of 9¾% senior unsecured notes due in 2014 and we issued $40 million in a secured term loan financing.  The proceeds of these two issuances were used to finance our acquisitions, refinance existing debt and for working capital purposes. Additionally, during December 2006, we borrowed $20 million on the secured delayed draw term loan facility which was used to complete the development of our new casino in Elko, Nevada. We have available a secured revolving facility of $40 million. The senior unsecured notes bear interest at a fixed rate of 9¾% and our senior secured debt, of which $64.1 million is outstanding as of March 31, 2007, bears interest at a blended rate of 8.30% at March 31, 2007 (3.00% above LIBOR).

If market interest rates increase, our cash requirements for interest on the senior secured credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior secured credit facility balance would also decrease. There would be an approximate change in our cash requirements of $0.5 million annually for interest should market rates increase or decrease by 10% compared to interest rate levels at March 31, 2007.

We currently do not invest in derivative financial instruments, interest rate swaps or other similar investments to alter interest rate exposure.

Item 4.     Controls and Procedures.

We have carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007. Based on such evaluation, we have concluded that, as such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Item 1A.   Risk Factors

There has been no material change in the risk factors disclosed in our Form 10-K report filed March 27, 2007.

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

Jacobs Entertainment, Inc.

Registrant

Date: May 15, 2007	By:	/s/ Jeffrey P. Jacobs
Jeffrey P. Jacobs, Chief Executive Officer and Chairman of the Board of Directors

/s/ Brett A. Kramer
Brett A. Kramer, Chief Financial Officer

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