Form 10-Q
period 2007-06-30
JACOBS ENTERTAINMENT INC
filed 2007-08-07
CIK 1173284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 7, 2007
Class A Common Stock, $.01 par value	1,320 shares
Class B Common Stock, $.01 par value	180 shares

Jacobs Entertainment, Inc.

Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,221	$24,101
Restricted cash	5,848	951
Accounts receivable, net	3,562	4,512
Due from affiliate		316
Inventory	3,114	2,572
Prepaid expenses and other current assets	5,134	2,821
Total current assets	40,879	35,273

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	56,038	55,822
Building and improvements	172,508	161,533
Equipment, furniture and fixtures	73,850	61,010
Leasehold improvements	2,428	2,426
Construction in progress	981	10,262
	305,805	291,053
Less accumulated depreciation	(62,472)	(55,119)
Property, plant and equipment, net	243,333	235,934

OTHER ASSETS:
Goodwill	39,973	36,674
Identifiable intangible assets, net	8,276	8,500
Debt issue costs, net	9,000	9,369
Investment in equity securities	12,530	9,942
Other assets	1,766	1,869
TOTAL	$355,757	$337,561

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$23,068	$23,075
Gaming taxes payable	2,175	3,191
Interest payable	1,431	1,368
Distributions payable		1,000
Due to affiliate	100
Current portion of long-term debt and capital lease obligations	1,268	1,297
Total current liabilities	28,042	29,931

Long-term debt and capital lease obligations	288,654	275,767
Other liabilities	581	473
Total liabilities	317,277	306,171
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER’S EQUITY:
Class A Common stock $.01 par value; 1,800 shares authorized, 1,320 issued and outstanding as of June 30, 2007 and December 31, 2006	—	—
Class B Common stock $.01 par value; 200 shares authorized, 180 issued and outstanding as of June 30, 2007 and December 31, 2006	—	—
Additional paid-in capital	32,522	32,522
Retained earnings (accumulated deficit)	1,372	(3,131)
Accumulated other comprehensive income	4,586	1,999
Total stockholder’s equity	38,480	31,390
TOTAL	$355,757	$337,561

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES
Gaming:
Casino	$36,893	$28,800	$71,393	$58,243
Truck stop	14,923	14,503	31,077	31,579
Pari-mutuel	11,184	10,615	21,044	19,679
Food and beverage	7,638	5,620	14,348	11,147
Convenience store — fuel	20,840	20,089	38,521	37,206
Convenience store — other	2,751	2,466	5,249	4,854
Hotel	1,203	586	2,113	1,097
Other	1,385	985	2,498	1,659
Total revenues	96,817	83,664	186,243	165,464
Less: Promotional allowances	(7,753)	(6,387)	(14,911)	(12,917)
Net revenues	89,064	77,277	171,332	152,547

COSTS AND EXPENSES
Gaming:
Casino	13,295	10,124	25,406	20,654
Truck stop	8,967	8,151	18,174	16,993
Pari-mutuel	8,821	8,200	16,190	15,470
Food and beverage	4,063	2,969	7,659	5,615
Convenience store — fuel	19,673	19,234	36,351	35,430
Convenience store — other	3,664	3,233	6,993	6,384
Hotel	277	82	520	157
Marketing, general and administrative	16,529	13,917	33,371	25,714
Depreciation and amortization	4,403	3,222	8,373	6,368
Total costs and expenses	79,692	69,132	153,037	132,785

OPERATING INCOME	9,372	8,145	18,295	19,762

Interest income	81	99	158	148
Interest expense, net of amounts capitalized	(7,089)	(12,206)	(13,850)	(18,180)
Pre-payment penalties, tender and consent costs		(9,321)		(9,321)

NET INCOME (LOSS)	$2,364	$(13,283)	$4,603	$(7,591)

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Dollars in Thousands)

	Common Stock			Additiona1	Retained Earnings	Accumulated Other
	Class A	Class B		Paid-in	(Accumulated	Comprehensive
	Shares	Shares	Amount*	Capital	Deficit)	Income	Total
BALANCES, JANUARY 1, 2006	1,320	180	$	$54,541	$14,186		$68,727
Capital contribution				5,685			5,685
Distributions				(27,704)	(6,501)		(34,205)
Comprehensive income (loss):
Net change in fair value of equity securities available-for-sale						$1,999	1,999
Net loss					(10,816)		(10,816)
Total comprehensive loss							(8,817)
BALANCES, DECEMBER 31, 2006	1,320	180	$	$32,522	$(3,131)	$1,999	$31,390
Distributions					(100)		(100)
Comprehensive income:
Net change in fair value of equity securities available-for-sale						2,587	2,587
Net income					4,603		4,603
Total comprehensive income							7,190
BALANCES, JUNE 30, 2007	1,320	180	$	$32,522	$1,372	$4,586	$38,480

*                 The par value amount of Jacobs Entertainment, Inc. common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 due to rounding.

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$4,603	$(7,591)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,373	6,368
(Gain)/Loss on sale of equipment	(77)	138
Deferred financing cost amortization and write-off	696	6,702
Note issue discount amortization and write-off		2,189
Note issue premium amortization and write-off		(1,811)
Other	30
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(4,897)	(3,648)
Accounts receivable	950	(465)
Inventory	(542)	(204)
Prepaid expenses and other assets	(2,210)	(2,335)
Accounts payable and accrued expenses	4,518	5,238
Gaming taxes payable	(1,016)	(1,301)
Interest payable	63	(7,146)
Due from/to affiliate	416	(1,096)
Net cash provided by (used in) operating activities	10,907	(4,962)
INVESTING ACTIVITIES:
Additions to property, plant and equipment	(18,900)	(7,895)
Proceeds from sale of equipment	129	23
Purchase of device rights	(194)	(725)
Acquisitions, net of cash acquired:
Casino		(14,637)
Truck stops	(4,223)	(2,289)
Net cash used in investing activities	(23,188)	(25,523)
FINANCING ACTIVITIES:
Proceeds from note issuance		210,000
Payments to obtain financing	(327)	(9,688)
Proceeds from long-term debt		40,000
Proceeds from revolving line of credit	15,500	9,191
Payments on long-term debt (including $19,489 paid to related parties in 2006)	(672)	(171,842)
Payments on revolving line of credit	(2,000)	(13,781)
Distributions to stockholders	(1,100)	(33,205)
Net cash provided by financing activities	11,401	30,675
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(880)	190
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,101	23,619
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,221	$23,809
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (including $768 paid to related parties in 2006), net of amounts capitalized of $159 and $0 for the six months ended June 30, 2007 and 2006, respectively	$13,273	$17,684
Non-cash investing and financing activities:
Capital contribution exchanged for retirement of note paid by affiliate		$5,685
Acquisition of property for payables incurred	$956	$762
Acquisition of property under capital lease agreements		$255

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

1.                       BUSINESS AND ORGANIZATION

Jacobs Entertainment, Inc. (“JEI,” the “Company,” “us,” “our,” or “we”) was formed on April 17, 2001, as a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended, to become a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Nevada, Louisiana, and Virginia. Effective January 31, 2007, we became a wholly-owned subsidiary of Jacobs Investments, Inc. (“JII”), which in turn is 50% owned by Jeffrey P. Jacobs, our Chief Executive Officer, and two of his family trusts, and 50% owned by a revocable and an irrevocable trust established by Richard E. Jacobs.  These persons and their affiliates are referred to herein as “Jacobs.”  As of June 30, 2007, we own and operate five casinos through wholly-owned subsidiaries. Our casinos include The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Hotel Casino (“Gilpin”), both in Black Hawk, Colorado, the Gold Dust West Casino (“Gold Dust West-Reno”) in Reno, Nevada and the Gold Dust West-Carson City (formerly Piñon Plaza Resort) in Carson City, Nevada.  Additionally, we developed a new casino in Elko, Nevada (“Gold Dust West-Elko”), which opened on March 5, 2007.  JEI also owns and operates 17 truck plaza video gaming facilities in Louisiana through two wholly-owned subsidiaries, Jalou LLC and Jalou II, which are collectively referred to as “Jalou,” “truck stops” or “truck plazas.”  We also receive a percentage of gaming revenue from an additional truck plaza video gaming facility.  Finally, JEI owns and operates a horse racing track with nine satellite wagering facilities in Virginia through a wholly-owned subsidiary, Colonial Holdings, Inc. (“Colonial”).

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

2.                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Financial Statements – In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial position as of June 30, 2007 and December 31, 2006, and the results of our operations for the three and six months ended June 30, 2007 and 2006, and our changes in stockholder’s equity for the year ended December 31, 2006 and the six months ended June 30, 2007 and our cash flows for the six months ended June 30, 2007 and 2006.  All intercompany transactions and balances have been eliminated in consolidation.

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

Reclassifications – In the accompanying unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2006, we have changed the classification of changes in restricted cash balances to present such activity as an operating activity.  We previously presented such changes as an investing activity.  This reclassification has resulted in a $3,648 increase to investing cash flows during the six months ended June 30, 2006 and a corresponding decrease to operating cash flows from the amounts previously reported.  We believe this reclassification is immaterial as it had no impact on our financial position or results of operations.

New Accounting Pronouncements—In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.”  Statement No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy.  Statement No. 157 is effective for all fiscal years beginning after November 15, 2007 and is to be applied prospectively.  Statement No. 157 is effective for the Company on January 1, 2008. The Company has not yet assessed the impact of Statement No. 157 on our consolidated results of operations, cash flows, or financial position.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FAS 115, which allows entities to choose at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. Statement No. 159 also establishes presentation disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Statement No. 159 is effective for the Company on January 1, 2008. The Company has not yet assessed the impact of Statement No. 159 on our consolidated results of operations, cash flows, or financial position.

3.                       GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

We test goodwill for impairment as of September 30th each year or when circumstances indicate it is necessary.  Testing compares the estimated fair values of our reporting units to the reporting units’ carrying value.  We consider a variety of factors when estimating the fair value of our reporting units, including estimates about future operating results of each reporting unit, multiples of EBITDA, investment banker market analysis, and recent sales of comparable business units if such information is available to us.  A variety of estimates and judgments about the relevance and comparability of these factors to the reporting units are made.  We believe the carrying value of the goodwill in our reporting units is not impaired.  In addition, we have reassessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets.

The change in the carrying amount of goodwill for the six months ended June 30, 2007 is as follows:

Balance as of December 31, 2006	$36,674
Goodwill acquired during period	3,299

Balance as of June 30, 2007	$39,973

Identifiable intangible assets as of June 30, 2007 and December 31, 2006, consist of the following:

	Weighted	June 30, 2007			December 31, 2006
	Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizable intangible assets:
Revenue rights	44.50	$6,000	$660	$5,340	$6,000	$600	$5,400
Device use rights	2.80	6,858	4,150	2,708	6,664	3,719	2,945
Other	6.62	679	451	228	560	405	155

Total		$13,537	$5,261	$8,276	$13,224	$4,724	$8,500

Aggregate amortization expense of identifiable intangible assets was $256 and $315 for the three months ended June 30, 2007 and 2006, respectively, and $537 and $641 for the six months ended June 30, 2007 and 2006, respectively.

Estimated amortization expense for the years ending December 31:

2007 (remaining 6 months)	$490
2008	951
2009	906
2010	675
2011	350
Thereafter	4,904
Total	$8,276

4.                       SEGMENTS

At June 30, 2007 and 2006, we have four segments representing the geographic regions of our operations.  Each segment is managed separately because of the unique characteristics of its revenue stream and customer base.

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

As of and for the Three Months Ended June 30, 2007

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments and Eliminations	Total
Revenues:
Gaming
Casino	$26,803	$10,090				$36,893
Truck stop			$14,923			14,923
Pari-mutuel				$11,184		11,184
Food and beverage	2,638	2,392	1,768	840		7,638
Convenience store — fuel			20,840			20,840
Convenience store — other			2,751			2,751
Hotel	487	716				1,203
Other	228	377	252	528		1,385
Total revenues	30,156	13,575	40,534	12,552		96,817
Less: Promotional allowances	(4,811)	(1,715)	(1,227)			(7,753)
Net revenues	$25,345	$11,860	$39,307	$12,552		$89,064

Depreciation and amortization	$1,520	$1,375	$812	$527	$169	$4,403
Interest income	$14	$17	$20	$16	$14	$81
Interest expense, net of amounts capitalized	$2,211	$1,535	$975	$152	$2,216	$7,089
Net income (loss)	$4,866	$(978)	$2,791	$169	$(4,484)	$2,364
EBITDA(1)	$8,583	$1,915	$4,558	$832	$(2,113)	$13,775

Goodwill	$6,711	$9,035	$24,227			$39,973
Identifiable intangible assets, net			$8,276			$8,276
Property, plant and equipment, net	$91,216	$44,710	$37,651	$67,263	$2,493	$243,333
Total assets	$112,669	$62,601	$82,312	$78,380	$19,795	$355,757
Long-term debt	$86,972	$62,068	$39,030	$5,694	$94,890	$288,654
Capital expenditures	$2,107	$3,128	$744	$366	$62	$6,407

As of and for the Six Months Ended June 30, 2007

					Corporate
					Adjustments
					and
	Colorado	Nevada	Louisiana	Virginia	Eliminations	Total
Revenues:
Gaming
Casino	$52,581	$18,812				$71,393
Truck stop			$31,077			31,077
Pari-mutuel				$21,044		21,044
Food and beverage	5,043	4,356	3,546	1,403		14,348
Convenience store — fuel			38,521			38,521
Convenience store — other			5,249			5,249
Hotel	955	1,158				2,113
Other	419	726	529	824		2,498
Total revenues	58,998	25,052	78,922	23,271		186,243
Less: Promotional allowances	(9,294)	(3,346)	(2,271)			(14,911)
Net revenues	$49,704	$21,706	$76,651	$23,271		$171,332

Depreciation and amortization	$2,998	$2,326	$1,648	$1,054	$347	$8,373
Interest income	$26	$30	$42	$30	$30	$158
Interest expense, net of amounts capitalized	$4,423	$2,903	$1,944	$300	$4,280	$13,850
Net income (loss)	$9,440	$(3,070)	$6,673	$179	$(8,619)	$4,603
EBITDA(1)	$16,835	$2,129	$10,223	$1,503	$(4,022)	$26,668

Goodwill	$6,711	$9,035	$24,227			$39,973
Identifiable intangible assets, net			$8,276			$8,276
Property, plant and equipment, net	$91,216	$44,710	$37,651	$67,263	$2,493	$243,333
Total assets	$112,669	$62,601	$82,312	$78,380	$19,795	$355,757
Long-term debt	$86,972	$62,068	$39,030	$5,694	$94,890	$288,654
Capital expenditures	$4,120	$12,943	$1,034	$704	$99	$18,900

As of and for the Three Months Ended June 30, 2006

(Balance Sheet Data as of December 31, 2006)

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments and Eliminations	Total
Revenues
Gaming
Casino	$23,109	$5,691				$28,800
Truck stop			$14,503			14,503
Pari-mutuel				$10,615		10,615
Food and beverage	2,479	834	1,558	749		5,620
Convenience store — fuel			20,089			20,089
Convenience store — other			2,466			2,466
Hotel	471	115				586
Other	217	59	191	518		985
Total revenues	26,276	6,699	38,807	11,882		83,664
Less: Promotional allowances	(4,437)	(1,036)	(914)			(6,387)
Net revenues	$21,839	$5,663	$37,893	$11,882		$77,277

Depreciation and amortization	$1,378	$406	$857	$535	$46	$3,222
Interest income	$12	$9	$28	$16	$34	$99
Interest expense, net of amounts capitalized	$5,944	$1,814	$969	$170	$3,309	$12,206
Net income (loss)	$(837)	$(368)	$3,114	$15	$(15,207)	$(13,283)
EBITDA(1)	$6,473	$1,843	$4,912	$704	$(11,886)	$2,046

Goodwill	$6,711	$9,013	$20,950			$36,674
Identifiable intangible assets, net			$8,500			$8,500
Property, plant and equipment, net	$91,557	$36,973	$36,940	$67,717	$2,747	$235,934
Total assets	$111,909	$53,551	$79,005	$73,785	$19,311	$337,561
Long-term debt	$87,255	$62,191	$39,054	$5,727	$81,540	$275,767
Capital expenditures	$1,475	$632	$665	$779	$338	$3,889

As of and for the Six Months Ended June 30, 2006

(Balance Sheet Data as of December 31, 2006)

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments and Eliminations	Total
Revenues
Gaming
Casino	$46,680	$11,563				$58,243
Truck stop			$31,579			31,579
Pari-mutuel				$19,679		19,679
Food and beverage	5,080	1,643	3,148	1,276		11,147
Convenience store — fuel			37,206			37,206
Convenience store — other			4,854			4,854
Hotel	915	182				1,097
Other	387	85	356	831		1,659
Total revenues	53,062	13,473	77,143	21,786		165,464
Less: Promotional allowances	(8,960)	(2,123)	(1,834)			(12,917)
Net revenues	$44,102	$11,350	$75,309	$21,786		$152,547

Depreciation and amortization	$2,717	$788	$1,680	$1,047	$136	$6,368
Interest income	$21	$17	$53	$21	$36	$148
Interest expense, net of amounts capitalized	$8,744	$2,608	$1,743	$322	$4,763	$18,180
Net income (loss)	$1,747	$452	$8,694	$(296)	$(18,188)	$(7,591)
EBITDA(1)	$13,187	$3,831	$12,064	$1,052	$(13,325)	$16,809

Goodwill	$6,711	$9,013	$20,950			$36,674
Identifiable intangible assets, net			$8,500			$8,500
Property, plant and equipment, net	$91,557	$36,973	$36,940	$67,717	$2,747	$235,934
Total assets	$111,909	$53,551	$79,005	$73,785	$19,311	$337,561
Long-term debt	$87,255	$62,191	$39,054	$5,727	$81,540	$275,767
Capital expenditures	$3,456	$999	$1,256	$1,605	$579	$7,895

(1)                   EBITDA (earnings before interest, income taxes, depreciation and amortization) is presented as supplemental information in the tables above and in the discussion of our operating results. EBITDA can be reconciled directly to our condensed consolidated net income (loss) by adding the amounts shown for depreciation, amortization, income taxes and interest to net income (loss). This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income (loss), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows holders of our debt and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our segments using EBITDA measures as do most analysts following the gaming industry. EBITDA is also a key component of certain financial covenants in our debt agreements.

5.                       COMMITMENTS AND CONTINGENCIES

Commitments

Colonial has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for our pari-mutuel wagering applications.  The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities to 2012, and to provide replacement equipment for existing equipment, at a rate of .385% of handle up to $270,000 in handle.  Handle above $270,000 will be charged a rate of .345%.  The agreement also provides for a minimum charge per calendar year of $210.  In addition, Colonial has entered into agreements with a company which provides broadcasting and simulcasting equipment and services.  The agreements for live racing broadcasting and simulcasting services at the horse racing track, and equipment leases at two of the satellite wagering facilities continue until December 31, 2007.  Total expense incurred for totalisator and broadcasting and simulcasting equipment was $286 and $278 for the three months ended June 30, 2007 and 2006, respectively, and $520 and $500 for the six months ended June 30, 2007 and 2006, respectively.

The Company’s operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia, leases for office space in Colorado, Louisiana, Virginia and Florida, as well as leases for automobiles and other property and equipment at all locations, expiring at various dates.  Total expense under these non-cancelable operating leases was $740 and $528 during the three months ended June 30, 2007 and 2006, respectively, and $1,464 and $989 for the six months ended June 30, 2007 and 2006, respectively.

Other long-term obligations and commitments at JEI also include the Jacobs Investments Management Co. Inc. (“JIMCO”) management agreement (see Note 6).  In accordance with the amended and restated agreement, total expense related to the JIMCO agreement was $312 and $512 during the three months ended June 30, 2007 and 2006, respectively, and $625 and $625 for the six months ended June 30, 2007 and 2006, respectively.

Additionally, under Louisiana law, video poker machines must be owned by Louisiana residents.  The Jalou truck plaza video gaming facilities pay one dollar per operating video poker machine per day to the third party owner of the machines in order to maintain the machines used in our truck plaza operations, plus $1 per machine annually for the owner’s licensing costs. Total expense under these obligations was $292 and $274 for the three months ended June 30, 2007 and 2006, respectively, and $583 and $522 for the six months ended June 30, 2007 and 2006, respectively.

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

During the second quarter of 2007, the Colorado legislature approved a bill banning smoking at Colorado casinos starting January 1, 2008.  We are taking steps to construct climate tempered outdoor sheltered smoking areas at the Lodge and Gilpin as allowed by the new legislation.  We believe there may be financial impacts during the first quarter of 2008; however, we believe that there will not be long term effects.

6.                       RELATED PARTY TRANSACTIONS

In order to assist us in our efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, we entered into an agreement with Premier One Development Company effective October 1, 1997. On May 9, 2000, Premier merged into JIMCO, 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two former directors of Colonial. The agreement was renewed on January 2, 2003 for a period of nine years, at $450 per year, payable on January 15 of each year.  JEI paid $450 in January 2006 for the year’s services by JIMCO.  On June 16, 2006, the agreement was amended and restated effective January 1, 2006 for a period of 20 years, at $1,250 per year payable in two equal installments of $625 January 1st and July 1st each year plus two and one-half percent (2.5%) of budgeted development costs for projects undertaken by us, if certain debt covenant ratios are met.  In accordance with the amended and restated agreement, $625 was paid in January 2007.  Additionally, for the three months and six months ended June 30, 2007, we paid or accrued $0 and $359, respectively, to JIMCO for development projects undertaken by us.

We provide monthly management and accounting services for various truck stops owned by Jacobs.  Charges for these management services totaled $303 and $68 for the three months ended June 30, 2007 and 2006, respectively, and $624 and $119 for the six months ended June 30, 2007 and 2006, respectively. Additionally, we provide shared services such as a branded fuel card that can be used at the truck stops owned both by us and Jacobs, and repair parts purchased by Jacobs from us.  These transactions result in receivables from and payables to our affiliate.  As of June 30, 2007, these transactions resulted in net payables to affiliate totaling $100, and as of December 31, 2006, these transactions resulted in net receivables from affiliate totaling $316.

We have acquired from affiliated parties several options to lease and options to purchase land and certain improvements on the west bank of the Cuyahoga River in Cleveland, Ohio.  We refer to these properties, covering an aggregate of approximately 624,000 square feet of land (14.4 acres) and a building comprised of 47,380 square feet of net rentable space, as the Nautica Properties.  The Nautica Properties consist of six parcels and require aggregate option payments totaling $500 per year.  The option agreements give us the right during the next three years to purchase two parcels and the right to purchase or enter into long-term leases on the other four parcels.  In general, the purchase price of the parcels would be based on independent appraisals of the land and improvement values, if casino gaming were to become legal in Ohio and the Nautica Properties were a licensed gaming venue.  Our Chairman and Chief Executive Officer owns varying interests in five of the six parcels.

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

7.                       SALE OF DEBT AND RECENT ACQUISITION ACTIVITY

On June 16, 2006, we completed the issuance of senior unsecured notes in the amount of $210,000 bearing interest at 9¾% due June 15, 2014 with interest only payments due each June 15 and December 15, beginning on December 15, 2006.  In conjunction with the closing of these notes, we entered into a new $100,000 senior secured credit facility consisting of: (i) a $40,000 five-year revolving credit facility; (ii) a $40,000 six-year term loan facility; and (iii) a $20,000 six-year delayed draw term loan.  Borrowings under our senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined, and (2) the federal funds rate plus ½ of 1% or (b) a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs.  As of June 30, 2007, $26,500 was available on the revolving credit facility.  Proceeds from the senior unsecured notes and the term loan were used to (i) pay off $148,000 aggregate principal amount of our outstanding 11 7/8% senior secured notes due 2009, along with accrued and unpaid interest of $6,652 and to pay related tender and consent costs of $9,321, (ii) acquire the assets of Piñon Plaza (renamed Gold Dust West-Carson City) in Carson City, Nevada for a purchase price of $15,243 including acquisition costs (see below), (iii) acquire three truck plazas and raw land in Louisiana from an affiliated party for $14,380 and $620, respectively (see below), (iv) acquire two additional truck plazas for a purchase price of $2,566 and $3,456 including acquisition costs (see below), (v) pay a distribution to our stockholders in connection with December 2005 truck plaza acquisitions of $8,825, (vi) pay a distribution to our stockholders of $10,000, (vii) refinance approximately $26,568 aggregate principal amount of existing indebtedness (including $19,489 of subordinated debt held by our stockholders), along with $840 accrued and unpaid interest, (viii) pay related fees and expenses associated with the issuance of approximately $9,688.  Excess uses over the initial borrowings were paid from our cash.  The unsecured portion of our debt is in the form of $210,000 of 9¾% unsecured senior notes that rank equally in right of payment with all of our existing and future unsecured senior indebtedness and senior to any existing and future subordinated indebtedness.  The notes are effectively subordinated to any secured indebtedness (including indebtedness under our senior credit facility) up to the value of the collateral securing such indebtedness.  The notes are guaranteed by our current and future restricted subsidiaries that also guarantee our senior credit facility.

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

There are many restrictions and covenants placed upon us under both our secured and unsecured indebtedness. For example, among other things, we are required to maintain certain operating performance ratios, our covenants impose various restrictions on us as to the timing of redemptions of our notes, there are various change of control covenants, and there are many other restrictive and operational limitations on us that would be difficult or impossible for us to change.  The occurrence of any one of these events and/or covenant violations to our debt agreements could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our debt agreements.  We entered into an amendment of our credit agreement which revised certain debt covenant ratios and became effective May 4, 2007.  Essentially, the amendment increases the maximum permitted total leverage ratio, increases the maximum permitted senior secured leverage ratio, decreases the minimum interest coverage ratio and adjusts the test periods all to reflect our current expectations as to forecasted performance. At June 30, 2007, we are in compliance with the revised financial covenants.

On June 16, 2006, with the proceeds of the refinancing described above, we acquired from Jacobs, three truck plaza video gaming facilities for $14,380 and raw land and equipment for $620 to possibly develop a fourth truck plaza video gaming facility.  Two of the three truck plaza video gaming facilities acquired, Jalou Diamond and Jalou of St. Martin are located in Broussard, Louisiana, and the third facility, Jalou Magic, is located in Vinton, Louisiana.  The land and equipment on which we may develop a fourth truck plaza video gaming facility is also located in Vinton, Louisiana.  The acquisitions of the three truck plaza facilities, the raw land and equipment were accounted for as a combination of entities under common control, and as such are reflected for accounting and financial reporting purposes similar to a pooling of interests.  Therefore, the acquisitions have been recorded at Jacobs’ historical cost basis in the assets transferred.  Accordingly, the accompanying unaudited condensed consolidated financial statements have been retroactively restated from January 1, 2006 through June 16, 2006 to include the operations of the acquired truck plazas as though the transactions had occurred at January 1, 2006.

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

On June 21, 2006, we acquired from an unaffiliated party the Texas Pelican Truck Plaza (“Vinton”), in Vinton, Louisiana for $2,169, plus estimated acquisition costs of $397.  Additionally, we entered into a lease covering the land, building, furniture, fixtures and equipment used by Vinton in the operation of its video gaming facility, the convenience store, and the food and beverage outlet.  The lease has a five year term with two five year extensions at the option of JEI.  Rentals under the lease are $480 per year for years one through five, $540 per year for years six through ten, and $600 per year for years eleven through fifteen.  JEI has the right to purchase the leased property for $5,000 during the first five year term reduced by a $100 option payment credit, and a $8 credit for each month in which rent has been paid with a maximum credit of $450 irrespective of the number of months paid.  After the first term and through all remaining terms, JEI has the right to purchase the leased property for $5,000.

Under the purchase method of accounting, the total purchase price is allocated to Vinton’s tangible and intangible assets and liabilities based on their estimated fair value as of the acquisition date.  Fair values for property and equipment were based upon a valuation performed. Goodwill resulting from the Vinton transaction is attributable to anticipated future cash flows associated with the acquired entity.  The following table summarizes the allocation of the purchase price to net assets acquired and liabilities assumed as of June 21, 2006, for the purchase of Vinton:

Vinton

Property and equipment	$255
Goodwill	2,277
Identifiable intangible assets	305

Total assets acquired	2,837

Current liabilities	61
Long-term liabilities	210
Total liabilities assumed	271

Net assets acquired	$2,566

On June 25, 2006, we acquired the assets of the Piñon Plaza Resort (“Piñon Plaza”), a division of Capital City Entertainment, Inc. (“CCI”).  In January 2007 we rebranded Piñon Plaza to Gold Dust West-Carson City.  Under the purchase method of accounting, the total purchase price is allocated to Gold Dust West-Carson City’s tangible and intangible assets and liabilities based on their estimated fair value as of the acquisition date.  Fair values for property and equipment have been determined based upon a valuation performed.  Goodwill resulting from the Gold Dust West-Carson City transaction is attributable to anticipated future cash flows associated with the acquired entity.

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

Gold Dust West-Carson City

Current assets	$679
Property and equipment	14,500
Goodwill	199

Total assets acquired	15,378

Current liabilities assumed	135

Net assets acquired	$15,243

On July 12, 2006, we acquired from an unaffiliated party the St. Helena Truck Plaza in Amite, Louisiana (“St. Helena”) which includes a truck plaza, convenience store, casino and food and beverage outlet operation for $3,094, plus $200 for cash on hand at closing, $90 for inventory and acquisition costs of $72.

Under the purchase method of accounting, the total purchase price is allocated to St. Helena’s tangible and intangible assets and liabilities based on their estimated fair value as of the acquisition date.  Fair values for property and equipment were based upon a valuation performed. Goodwill resulting from the St. Helena transaction is attributable to anticipated future cash flows associated with the acquired entity.  The following table summarizes the allocation of the purchase price to net assets acquired and liabilities assumed as of July 12, 2006, for the purchase of St. Helena:

St. Helena

Current assets	$290
Property and equipment	2,330
Goodwill	444
Identifiable intangible assets	395

Total assets acquired	3,459

Current liabilities	3

Net assets acquired	$3,456

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

On February 9, 2007, we began operating the convenience store and fuel operations and on March 29, 2007, we acquired Silver Dollar for $4,000 plus acquisition costs of $186.  Silver Dollar will also offer video poker devices once approved by Louisiana gaming regulators.

The following table summarizes the preliminary allocation of the purchase price to net assets acquired as of March 29, 2007, for the purchase of Silver Dollar:

Silver Dollar

Property and equipment	$803
Goodwill	3,283
Identifiable intangible assets	100

Total assets acquired	$4,186

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

Assuming the acquisitions of Vinton, Gold Dust West-Carson City, St. Helena and Silver Dollar had occurred as of January 1, 2006, our unaudited proforma net revenues, costs and expenses, and net income (loss) would have been as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Net revenues	$89,064	$82,933	$171,332	$163,949
Costs and expenses	86,700	96,453	166,729	172,024

Net income (loss)	$2,364	$(13,520)	$4,603	$(8,075)

These unaudited proforma results are presented for comparative purposes only.  The proforma results are not necessarily indicative of what our actual results would have been had the acquisitions been completed as of January 1, 2006, nor are they indicative of future operating results.

8.      INVESTMENT IN EQUITY SECURITIES

During 2006, we acquired approximately three percent of the outstanding shares of a publicly-traded company. Other entities affiliated with our two directors also invested in the company, increasing the combined ownership to approximately 13% of its outstanding common shares. Our investment is accounted for as available-for-sale equity securities and has been recorded at fair value in other assets, with unrealized gains recognized as accumulated other comprehensive income.  As of June 30, 2007, the fair value of our investment in this company is $12,530 and unrealized gains included in accumulated other comprehensive income total $4,586. As of December 31, 2006, the fair value was $9,942 and unrealized gains included in accumulated other comprehensive income totaled $1,999.

9.                   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On June 16, 2006, we completed a debt refinancing in the form of secured and unsecured indebtedness.  The secured portion of our indebtedness, which was with a bank syndicate group, consists of a $100,000 senior secured credit facility comprising: (1) a $40,000 six-year term loan facility; (2) a $40,000 five-year revolving credit facility; and (3) a $20,000 six-year delayed draw term loan facility.  The unsecured portion of our debt is in the form of $210,000 of 9¾% unsecured senior notes.  The senior secured credit facility and the unsecured senior notes are both guaranteed by our current and future restricted subsidiaries.  Each subsidiary guarantor is 100% owned by the parent company, all guarantees are full and unconditional and joint and several, and all subsidiaries of JEI guarantee the debt.

The following information sets forth our Condensed Consolidating Balance Sheets as of June 30, 2007 and December 31, 2006, the Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2007 and 2006, and the Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2007 and 2006 as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  Investments in our subsidiaries are accounted for on the equity method.  Accordingly, entries necessary to consolidate the Parent Company Issuer and our Subsidiary Guarantors are reflected in the eliminations column.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JUNE 30, 2007

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$720	$40,159		$40,879
Property, plant and equipment, net	2,493	240,840		243,333
Net investment in and advances to subsidiaries	116,866		$(116,866)	—
Other long-term assets	16,582	54,963		71,545
Total assets	$136,661	$335,962	$(116,866)	$355,757

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$3,248	$24,794		$28,042
Long-term debt	94,890	193,764		288,654
Other long-term liabilities	43	538		581
Stockholder’s equity	38,480	116,866	$(116,866)	38,480
Total liabilities and stockholder’s equity	$136,661	$335,962	$(116,866)	$355,757

AS OF DECEMBER 31, 2006

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$2,534	$32,739		$35,273
Property, plant and equipment, net	2,747	233,187		235,934
Net investment in and advances to subsidiaries	98,073		$(98,073)	—
Other long-term assets	14,030	52,324		66,354
Total assets	$117,384	$318,250	$(98,073)	$337,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$4,403	$25,528		$29,931
Long-term debt	81,540	194,227		275,767
Other long-term liabilities	51	422		473
Stockholders’ equity	31,390	98,073	$(98,073)	31,390
Total liabilities and stockholders’ equity	$117,384	$318,250	$(98,073)	$337,561

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2007

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$89,064		$89,064
Costs and expenses	$(2,282)	(77,410)		(79,692)
Interest expense, net	(1,804)	(5,204)		(7,008)
Equity in earnings of subsidiaries	6,450		$(6,450)	—
Net income	$2,364	$6,450	$(6,450)	$2,364

FOR THE THREE MONTHS ENDED JUNE 30, 2006

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$77,277		$77,277
Costs and expenses	$(2,612)	(66,520)		(69,132)
Interest expense, net	(2,878)	(9,229)		(12,107)
Pre-payment penalties, tender and consent costs	(9,321)			(9,321)
Equity in earnings of subsidiaries	1,528		$(1,528)	—
Net income (loss)	$(13,283)	$1,528	$(1,528)	$(13,283)

FOR THE SIX MONTHS ENDED JUNE 30, 2007

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$171,332		$171,332
Costs and expenses	$(4,369)	(148,668)		(153,037)
Interest expense, net	(3,461)	(10,231)		(13,692)
Equity in earnings of subsidiaries	12,433		$(12,433)	—
Net income	$4,603	$12,433	$(12,433)	$4,603

FOR THE SIX MONTHS ENDED JUNE 30, 2006

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$152,547		$152,547
Costs and expenses	$(4,140)	(128,645)		(132,785)
Interest expense, net	(3,938)	(14,094)		(18,032)
Pre-payment penalties, tender and consent costs	(9,321)			(9,321)
Equity in earnings of subsidiaries	9,808		$(9,808)	—
Net income (loss)	$(7,591)	$9,808	$(9,808)	$(7,591)

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$10,292	$615		$10,907

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(99)	(18,801)		(18,900)
Proceeds from sale of equipment		129		129
Purchase of device rights		(194)		(194)
Acquisitions of truck stops, net of cash acquired		(4,223)		(4,223)
Net cash used in investing activities	(99)	(23,089)		(23,188)

FINANCING ACTIVITIES:
Payments to obtain financing		(327)		(327)
Proceeds from revolving line of credit	15,500			15,500
Payments on long-term debt	(350)	(322)		(672)
Payments on revolving line of credit	(2,000)			(2,000)
Net advances to/from subsidiaries	(23,852)	23,852		—
Distributions to stockholders	(1,100)			(1,100)
Net cash provided by (used in) financing activities	(11,802)	23,203		11,401

Net Increase (Decrease) in Cash and Cash Equivalents	(1,609)	729		(880)
Cash and Cash Equivalents — Beginning of Period	1,852	22,249		24,101
Cash and Cash Equivalents — End of Period	$243	$22,978		$23,221

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(5,029)	$67		$(4,962)

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(583)	(7,312)		(7,895)
Proceeds from sale of equipment		23		23
Purchase of device rights		(725)		(725)
Acquisitions, net of cash acquired:
Casino		(14,637)		(14,637)
Truck stops		(2,289)		(2,289)
Net cash used in investing activities	(583)	(24,940)		(25,523)

FINANCING ACTIVITIES:
Proceeds from note issuance	47,742	162,258		210,000
Payments to obtain financing	(4,147)	(5,541)		(9,688)
Proceeds from long-term debt	34,648	5,352		40,000
Proceeds from revolving line of credit		9,191		9,191
Payments on long-term debt	(41,938)	(129,904)		(171,842)
Payments on revolving line of credit		(13,781)		(13,781)
Net advances to/from subsidiaries	3,788	(3,788)		—
Distributions to stockholders	(33,205)			(33,205)
Net cash provided by financing activities	6,888	23,787		30,675

Net Increase (Decrease) in Cash and Cash Equivalents	1,276	(1,086)		190
Cash and Cash Equivalents — Beginning of Period	688	22,931		23,619
Cash and Cash Equivalents — End of Period	$1,964	$21,845		$23,809

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section discusses the results of our operations for the three and six months ended June 30, 2007 and 2006. We recommend reading the following discussions and analyses in conjunction with our unaudited condensed consolidated financial statements, including the notes and other financial information contained in this Form 10-Q, as well as our audited consolidated financial statements as of December 31, 2006, included in our Form 10-K report filed with the Securities and Exchange Commission (“10-K Report”). Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties. In this regard, see the section “Risk Factors” in Item 1A of our 10-K Report.

The historical information should not necessarily be taken as a reliable indicator of our future performance.

TABLE OF CONTENTS TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (MD&A)

Description of item
1.	Significant transactions occurring during the six months ended June 30, 2007	22
2.	Overview and discussion of our operations	23
3.	Comparison of our results of operations for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006	25
4.	Comparison of our results of operations for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006	28
5.	EBITDA segment information	31
6.	Liquidity and capital resources	34
7.	Critical accounting policies and estimates	36

1. Significant transactions occurring during the six months ended June 30, 2007

Jacobs Investments, Inc.

Effective January 31, 2007, we became a wholly-owned subsidiary of Jacobs Investments, Inc. (“JII”), which in turn is 50% owned by Jeffrey P. Jacobs, our Chief Executive Officer, and two of his family trusts, and 50% owned by a revocable trust and an irrevocable trust established by Richard E. Jacobs.  This change in ownership had no impact on our financial position or results of operations.

Rebranding of Piñon Plaza in Carson City, Nevada

On June 25, 2006 we acquired the Piñon Plaza Hotel and Casino in Carson City, Nevada.  We have made numerous modifications to the property and on January 24, 2007 we rebranded Piñon Plaza to “Gold Dust West-Carson City.”  We believe these modifications and the rebranding will enhance the operational performance of Gold Dust West-Carson City.

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

Acquisition of Silver Dollar Truck Plaza

On October 4, 2006, we entered into an asset purchase agreement with an unaffiliated party to acquire the Silver Dollar truck plaza in Shreveport, Caddo Parish, Louisiana (“Silver Dollar”), which was under construction.  On January 15, 2007, we agreed with the seller to operate the business and simultaneously assume the terms of its land lease.  On February 9, 2007, we began operating the convenience store and fuel operations and on March 29, 2007, we acquired Silver Dollar for $4.0 million plus acquisition costs of $0.2 million.  Silver Dollar will also offer up to 50 video poker devices once approved by Louisiana gaming regulators, which is expected to be received during the third quarter of 2007.

2. Overview and discussion of our operations

We have four segments representing the geographic regions of our operations: Colorado, Nevada, Louisiana and Virginia. Each segment is managed separately because of the unique characteristics of its revenue stream, regulatory environment and customer base.

Our casino properties in Colorado (The Lodge and Gilpin casinos) and Nevada (the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos) are each managed by a Regional Vice President who reports to our Chief Operating Officer (“COO”) who is located in our Golden, Colorado offices. Further, our 18 video poker truck plaza operations are managed by our Regional Vice President of Louisiana Operations who also reports to our COO. Our COO reports to our President, who is also located in Golden, Colorado.  Our President reports directly to our Chief Executive Officer (“CEO”). Our Virginia racetrack and satellite wagering facilities are managed by our on-site President of Pari-Mutuel Operations, and he also reports directly to our CEO. Our management team conducts monthly video conferencing and teleconferencing calls with our CEO. Through the recent centralization of our operations in Golden, Colorado, we believe we are achieving economies of scale in accounting, human resources, centralized purchasing and other areas. We expect to continue to consolidate several of our other corporate functions as we expand our operations and acquire additional properties.

When we analyze and manage our segments, we focus on several measurements that we believe provide us with the necessary ratios and key performance indicators for us to determine how we are performing versus our competition and against our own internal goals and budgets. We confer monthly and discuss and analyze significant variances in an effort to identify trends and changes in our business. We focus on EBITDA (earnings before interest, taxes, depreciation and amortization) as one of the primary measurements of reviewing and analyzing the operating results of each segment. While we recognize that EBITDA is not a generally accepted accounting principle, (i.e. it is a non-GAAP financial measure), we nonetheless believe it is useful because it allows holders of our debt and management to evaluate and compare operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Additionally, most financial analysts following the gaming industry utilize EBITDA as a financial measurement, and when our debt holders (both secured and unsecured) inquire and discuss our operational performance with us, they consistently inquire about our EBITDA performance levels versus the prior year as well as our EBITDA margins versus our competitors. Finally, EBITDA is a key component of certain financial covenants contained in our debt agreements, among other things, and as such it is a critical ingredient that we must watch in order to ensure compliance with our bank credit agreement and our note indenture covenants, measure our historical operating performance, and determine our ability to achieve future growth.

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

Colorado

Our Colorado operations consist of The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Casino (“Gilpin”), both of which are located in Black Hawk, Colorado. The competitive aspects of the market in Black Hawk continue to be a significant factor in our operations. As a result of the increased level of development activity in Black Hawk over the last three years, there were 10,084 gaming devices in the city at June 30, 2007. At June 30, 2007, we had 1,454 devices in this market (993 at The Lodge and 461 at the Gilpin), which represented approximately 14% of the total devices in the Black Hawk market.

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

3. Comparison of our results of operations for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

The following table summarizes our consolidated results of operations for the three months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended
	June 30,
	2007	2006	$ Change	% Variance

REVENUES
Gaming:
Casino	$36,893	$28,800	$8,093	28.10%
Truck stop	14,923	14,503	420	2.90%
Pari-mutuel	11,184	10,615	569	5.36%
Food and beverage	7,638	5,620	2,018	35.91%
Convenience store – fuel	20,840	20,089	751	3.74%
Other	5,339	4,037	1,302	32.25%
Less: Promotional allowances	(7,753)	(6,387)	(1,366)	21.39%
Net revenues	89,064	77,277	11,787	15.25%

COSTS AND EXPENSES
Gaming:
Casino	13,295	10,124	3,171	31.32%
Truck stop	8,967	8,151	816	10.01%
Pari-mutuel	8,821	8,200	621	7.57%
Food and beverage	4,063	2,969	1,094	36.85%
Convenience store – fuel	19,673	19,234	439	2.28%
Other	3,941	3,315	626	18.88%
Marketing, general and administrative	16,529	13,917	2,612	18.77%
Depreciation and amortization	4,403	3,222	1,181	36.65%
Total costs and expenses	79,692	69,132	10,560	15.28%

OPERATING INCOME	9,372	8,145	1,227	15.06%

Interest expense, net	(7,008)	(12,107)	5,099	-42.12%
Pre-payment penalties, tender and consent costs		(9,321)	9,321	-100.00%

NET INCOME (LOSS)	$2,364	$(13,283)	$15,647	117.80%

Casino revenues increased $8.1 million or 28% from $28.8 million for the three months ended June 30, 2006 to $36.9 million for the three months ended June 30, 2007.  The increase in casino revenues is a result of increased casino revenues at The Lodge of $3.5 million and Gilpin of $0.2 million.  Additionally, Gold Dust West-Carson City, which was acquired on June 25, 2006, contributed $2.3 million and Gold Dust West-Elko, which opened on March 5, 2007, contributed $2.3 million.  These increases were somewhat offset by a decrease at Gold Dust West-Reno of $0.2 million.  The increase in the casino revenues at our Colorado properties is a result of several factors.  We have expanded capital investments in our slot product over the last year, as well as the completion of the south entrance of The Lodge.  Additionally, City of Black Hawk casino win grew 5% during the second quarter of 2007 compared to the same period of 2006.

Truck stop gaming revenues increased $0.4 million or 3% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The acquisitions of the Vinton and St. Helena locations, purchased in June and July 2006, respectively, resulted in increased revenues totaling $1.4 million. This increase is partially offset by a year-over-year decrease of $1.0 million due to increased business levels in the second quarter of 2006 as a result of Hurricanes Katrina and Rita, which hit the Louisiana, Mississippi and Texas Gulf Coast in August and September 2005, respectively, disrupting riverboat and other casino competition in the region.  No such increased business levels existed in 2007.

Pari-mutuel revenues increased $0.6 million or 5% from $10.6 million to $11.2 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2007, respectively.  The increase in revenues is primarily attributable to an increase of $0.5 million at the racetrack and off track wagering facilities combined with an increase of $0.1 million in account wagering revenues.

Food and beverage revenues increased $2.0 million or 36% from $5.6 million to $7.6 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2007, respectively.  This increase is attributable to $0.9 million generated by Gold Dust West-Carson City and $0.6 million generated by Gold Dust West-Elko, as well as increases of $0.1 million at The Lodge, $0.2 million at the truck stop facilities, $0.1 million at Colonial and $0.1 million at Gold Dust West-Reno. The increase at the truck stops is attributable to the addition of the Vinton and St. Helena locations in June and July 2006, respectively.

Convenience store-fuel revenues increased $0.8 million or 4% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.  The addition of the St. Helena and Silver Dollar truck stops in July 2006 and February 2007, respectively, added $2.2 million of fuel revenues. This increase is partially offset by a year-over-year decrease of $1.4 million due to increased business levels in the second quarter of 2006 as a result of Hurricanes Katrina and Rita, which hit the Louisiana, Mississippi and Texas Gulf Coast in August and September 2005, respectively, disrupting riverboat and other casino competition in the region.  No such increased business levels existed in 2007.  The average selling price of fuel increased slightly from $2.78 per gallon in the second quarter of 2006 to $2.79 per gallon in the second quarter of 2007.

Other revenues increased $1.3 million or 32% from $4.0 million for the three months ended June 30, 2006 to $5.3 million for the three months ended June 30, 2007.  The increase is primarily attributable to Gold Dust West-Carson City which was acquired on June 25, 2006 and contributed $0.9 million, and an increase of $0.4 million at the truck stops was primarily due to the Vinton and St. Helena truck stops which were acquired in June and July 2006, respectively.

Promotional allowances increased $1.4 million or 21% from $6.4 million for the three months ended June 30, 2006 to $7.8 million for the three months ended June 30, 2007.  The increase is attributable to an increase in promotional allowances at The Lodge of $0.4 million and the truck stops of $0.3 million, while Gold Dust West-Carson City contributed $0.5 million and Gold Dust West-Elko contributed $0.3 million.  These increases were somewhat offset by a decrease of $0.1 million at Gold Dust West-Reno.

Casino expenses increased $3.2 million or 31% from $10.1 million to $13.3 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2007, respectively.  Of this increase, $1.0 million is due to the addition of Gold Dust West-Carson City and $0.9 million is due to the addition of Gold Dust West-Elko.  Additionally, casino expenses at The Lodge increased by $1.1 million and at the Gilpin by $0.2 million, primarily due to gaming taxes as a result of increased casino revenues.

Truck stop gaming expenses increased $0.8 million or 10% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.  The 2007 video gaming expenses from the Vinton and St. Helena locations purchased in June and July 2006, respectively, account for an increase of $0.9 million.  This increase is partially offset by a year-over-year decrease of $0.1 million due to increased business levels in the second quarter of 2006 as a result of Hurricanes Katrina and Rita, which hit the Louisiana, Mississippi and Texas Gulf Coast in August and September 2005, respectively, disrupting riverboat and other casino competition in the region.  No such increased business levels existed in 2007.

Pari-mutuel costs and expenses increased $0.6 million or 8% from $8.2 million to $8.8 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2007, respectively.  The increase is primarily attributable to increased amortization of estimated purse expense of $0.3 million combined with increased pari-mutuel taxes and other direct expenses associated with increased pari-mutuel revenues in 2007.

Food and beverage costs and expenses increased $1.1 million or 37% for the three month period ended June 30, 2007 compared to the three month period ended June 30, 2006, and is due to the additions of Gold Dust West-Carson City, Gold Dust West-Elko and the Vinton and St. Helena truck stops.

Convenience store-fuel expenses increased $0.4 million or 2% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.  The addition of the St. Helena and Silver Dollar truck stops in July 2006 and February 2007, respectively, added $2.1 million of fuel expenses. This increase was offset by a year-over-year decrease totaling $1.7 million primarily due to increased business levels during the second quarter of 2006 due to Hurricanes Katrina and Rita, which hit the Louisiana, Mississippi and Texas Gulf Coast in August and September 2005, respectively, disrupting riverboat and other casino competition in the region.  No such increased business levels existed in 2007.  The average cost of fuel remained flat at $2.63 per gallon.

Other costs and expenses increased $0.6 million or 19% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 and were attributable to the addition of hotel operations at Gold Dust West-Carson City, which was acquired on June 25, 2006, and convenience store-other costs generated by the addition of the St. Helena and Silver Dollar truck stops in July 2006 and February 2007, respectively.

Marketing, general and administrative expenses increased $2.6 million or 19% from $13.9 million to $16.5 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2007, respectively.  This increase is the result of the addition of our Gold Dust West-Carson City casino which accounted for $1.7 million of the increase and our Gold Dust West-Elko casino which accounted for $1.1 million of the increase, as well as increases at Gold Dust West-Reno of $0.1 million, The Lodge of $0.1 million, and truck stops of $0.2 million.  These increases are somewhat offset by decreases of $0.4 million in corporate overhead expenses, $0.1 million at Colonial and $0.1 million at the Gilpin.  The increased marketing costs at our operating units drove increased revenues for all segments.  The increase at the truck stops was primarily due to the addition of office space and additional staff to accommodate expansion.  The decrease in our corporate overhead expenses was the result of an additional accrual totaling $0.2 million during the second quarter of 2006 for management fees to Jacobs Investments Management Co. Inc. in accordance with the amended and restated agreement, $0.3 million of political campaign costs incurred during the second quarter of 2006 and a $0.1 million gain in 2007 on the sale of an airplane, somewhat offset by increases of $0.1 million in labor costs and $0.1 million in other costs and expenses.  The decrease at Colonial is primarily attributable to a one-time accrual for the Virginia Thoroughbred Association’s share of account wagering which occurred during the second quarter of 2006.

Depreciation and amortization expense increased $1.2 million from $3.2 million to $4.4 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2007, respectively.  Of this increase, $0.5 million is attributable to the acquisition of Gold Dust West-Carson City and $0.5 million is attributable to Gold Dust West-Elko. Additionally, The Lodge increased by $0.1 million primarily due to the new south entrance and corporate increased by $0.1 million due to capital asset purchases.

Net interest expense decreased $5.1 million for the three months ended June 30, 2007 compared to the same period of 2006.  As a result of our debt refinancing during the second quarter of 2006, we wrote off $5.7 million in financing fees and $1.9 million of note issue discount, partially offset by the write off of $1.5 million of note issue premium, on the debt refinanced. This net decrease is somewhat offset by an increase in additional debt outstanding during the three months ended June 30, 2007 compared to the three months ended June 30, 2006, partially offset by lower effective interest rates as a result of the refinancing transactions which occurred in June 2006.

Pre-payment penalties, tender and consent costs in the amount of $9.3 million were incurred during the three months ended June 30, 2006.  These costs represent the premium required to purchase the senior secured notes in 2006, prior to their maturity in 2009 and consent solicitation fees and expenses as part of the tender offer for such notes.  See Note 7 of the unaudited condensed consolidated financial statements.  No comparable transaction occurred during 2007.

4. Comparison of our results of operations for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

The following table summarizes our consolidated results of operations for the six months ended June 30, 2007 and 2006 (dollars in thousands):

	Six Months Ended
	June 30,
	2007	2006	$ Change	% Variance

REVENUES
Gaming:
Casino	$71,393	$58,243	$13,150	22.58%
Truck stop	31,077	31,579	(502)	-1.59%
Pari-mutuel	21,044	19,679	1,365	6.94%
Food and beverage	14,348	11,147	3,201	28.72%
Convenience store – fuel	38,521	37,206	1,315	3.53%
Other	9,860	7,610	2,250	29.57%
Less: Promotional allowances	(14,911)	(12,917)	(1,994)	15.44%
Net revenues	171,332	152,547	18,785	12.31%

COSTS AND EXPENSES
Gaming:
Casino	25,406	20,654	4,752	23.01%
Truck stop	18,174	16,993	1,181	6.95%
Pari-mutuel	16,190	15,470	720	4.65%
Food and beverage	7,659	5,615	2,044	36.40%
Convenience store – fuel	36,351	35,430	921	2.60%
Other	7,513	6,541	972	14.86%
Marketing, general and administrative	33,371	25,714	7,657	29.78%
Depreciation and amortization	8,373	6,368	2,005	31.49%
Total costs and expenses	153,037	132,785	20,252	15.25%

OPERATING INCOME	18,295	19,762	(1,467)	-7.42%

Interest expense, net	(13,692)	(18,032)	4,340	-24.07%
Pre-payment penalties, tender and consent costs		(9,321)	9,321	-100.00%

NET INCOME (LOSS)	$4,603	$(7,591)	$12,194	160.64%

Casino revenues increased $13.2 million or 23% from $58.2 million for the six months ended June 30, 2006 to $71.4 million for the six months ended June 30, 2007.  The increase in casino revenues is a result of increased casino revenues at The Lodge of $5.0 million or 14% and the Gilpin of $0.9 million or 8%.  Additionally, Gold Dust West-Carson City, which was acquired on June 25, 2006, contributed $4.3 million and Gold Dust West-Elko, which opened March 5, 2007, contributed $3.2 million.  These increases were somewhat offset by a decrease at Gold Dust West-Reno of $0.2 million.  The increase in the casino revenues at our Colorado properties is a result of several factors.  We have expanded capital investments in our slot product over the last year, as well as the completion of the south entrance of The Lodge. Additionally, City of Black Hawk casino win grew 4% during the first six months of 2007 compared to the same period of 2006.

Truck stop gaming revenues decreased $0.5 million or 2% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.  Hurricanes Katrina and Rita, which hit the Louisiana, Mississippi and Texas Gulf Coast in August and September 2005, respectively, disrupted riverboat and other casino competition in the region.  For the first six months of 2006, JEI’s truck stops benefited from the reduction in competition as well as the population relocation from the New Orleans area, resulting in a year-over-year decrease of $3.5 million.  No such increased business levels existed in 2007. This decrease is partially offset by an increase of $3.0 million due to the acquisitions of the Vinton and St. Helena locations, purchased in June and July 2006, respectively.

Pari-mutuel revenues increased $1.3 million or 7% from $19.7 million to $21.0 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2007, respectively.  The increase in revenues is primarily attributable to the reopening of the Broad Street off track wagering facility which was closed for renovations from February 26, 2006 through April 19, 2006, combined with an increase in wagering revenues at the other off track wagering facilities and an increase in account wagering revenues.

Food and beverage revenues increased $3.2 million or 29% from $11.1 million to $14.3 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2007, respectively.  This increase is attributable to $1.7 million generated by Gold Dust West-Carson City and $0.8 million generated by Gold Dust West-Elko, as well as increases of $0.2 million at Gold Dust West-Reno, $0.1 million at Colonial and $0.4 million at the truck stop facilities. The increase at the truck stops is primarily attributable to the addition of the Vinton and St. Helena locations in June 2006 and July 2006, respectively.

Convenience store-fuel revenues increased $1.3 million or 4% from $37.2 million to $38.5 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2007, respectively.  The addition of the St. Helena and Silver Dollar truck stops in July 2006 and February 2007, respectively, added $3.4 million of fuel revenues. This increase was offset by a year-over-year decrease totaling $2.1 million due to increased business levels during the first six months of 2006 due to Hurricanes Katrina and Rita, which hit the Louisiana, Mississippi and Texas Gulf Coast in August and September 2005, respectively, disrupting competition in the region.  No such increased business levels existed in 2007.  Additionally, new competitors have recently entered some of our markets, which have negatively impacted fuel revenues. The average selling price of fuel remained flat at $2.59 per gallon for the six months ended June 30, 2007 and 2006.

Other revenues increased $2.3 million or 30% from $7.6 million for the six months ended June 30, 2006 to $9.9 million for the six months ended June 30, 2007.  The increase is primarily attributable to Gold Dust West-Carson City which was acquired on June 25, 2006 and contributed $1.6 million, and an increase of $0.7 million due to the Vinton, St. Helena and  Silver Dollar truck stops which were acquired in June 2006, July 2006 and February 2007, respectively.

Promotional allowances increased $2.0 million or 15% from $12.9 million for the six months ended June 30, 2006 to $14.9 million for the six months ended June 30, 2007.  The increase is attributable to an increase in promotional allowances at the truck stops of $0.4 million and The Lodge of $0.3 million, while Gold Dust West-Carson City contributed $0.9 million and Gold Dust West-Elko contributed $0.4 million.  The increase at the truck stops is primarily due to complimentary food and beverage sales at the Vinton and St. Helena locations which were purchased in June 2006 and July 2006, respectively.

Casino expenses increased $4.7 million or 23% from $20.7 million to $25.4 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2007, respectively.  Of this increase, $1.9 million is due to the addition of Gold Dust West-Carson City and $1.2 million is due to the addition of Gold Dust West-Elko.  Additionally, casino expenses increased by $1.4 million at The Lodge and $0.3 million at the Gilpin due to gaming taxes as a result of increased casino revenues.  These increases were somewhat offset by a decrease of $0.1 million at Gold Dust West-Reno.

Truck stop gaming expenses increased $1.2 million or 7% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.  The 2007 video gaming expenses from the Vinton and St. Helena locations purchased in June and July 2006, respectively, account for an increase of $1.8 million.  This increase is partially offset by a year-over-year decrease of $0.6 million due to increased business levels during the first six months of 2006 as a result of Hurricanes Katrina and Rita, which hit the Louisiana, Mississippi and Texas Gulf Coast in August and September 2005, respectively, disrupting riverboat and other casino competition in the region.  No such increased business levels existed in 2007.

Pari-mutuel costs and expenses increased $0.7 million or 5% from $15.5 million to $16.2 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2007, respectively.  The increase is primarily attributable to pari-mutuel taxes and other direct expenses associated with increased pari-mutuel revenues, combined with other operating costs attributable to the reopening of the Broad Street off track wagering facility which was closed for renovations from February 26, 2006 through April 19, 2006, partially offset by a decrease in track materials costs resulting from a one-time purchase in 2006.

Food and beverage costs and expenses increased $2.0 million or 36% for the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006, and is primarily due to the additions of Gold Dust West-Carson City and Gold Dust West-Elko.

Convenience store-fuel expenses increased $0.9 million or 3% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.  The addition of the St. Helena and Silver Dollar truck stops in July 2006 and February 2007, respectively, added $3.3 million of fuel expenses. This increase was offset by a year-over-year decrease of $2.4 million due to a decrease in the average cost of fuel from $2.45 per gallon in 2006 to $2.43 per gallon in 2007, as well as increased business levels during the first six months of 2006 due to Hurricanes Katrina and Rita, which hit the Louisiana, Mississippi and Texas Gulf Coast in August and September 2005, respectively, disrupting competition in the region.  No such increased business levels existed in 2007.  Additionally, new competitors have recently entered some of our markets, which have negatively impacted fuel volumes.

Other costs and expenses increased $1.0 million or 15% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 and were primarily attributable to the addition of hotel operations at Gold Dust West-Carson City, which was acquired on June 25, 2006, and convenience store-other costs generated by the addition of the St. Helena and Silver Dollar truck stops in July 2006 and February 2007, respectively.

Marketing, general and administrative expenses increased $7.7 million or 30% from $25.7 million to $33.4 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2007, respectively.  This increase is the result of the addition of our Gold Dust West-Carson City casino which accounted for $3.9 million of the increase and our Gold Dust West-Elko casino which accounted for $2.2 million of the increase, as well as increases at The Lodge of $0.3 million, Gold Dust West-Reno of $0.4 million, Colonial of $0.3 million, truck stops of $0.5 million and corporate overhead expenses of $0.1 million.  The increased marketing costs at our operating units drove increased revenues for all segments.  The increase at our three Nevada casinos was substantially due to expenses incurred in launching and rebranding Gold Dust West.  The increase at Colonial is primarily attributable to $0.6 million in non-recurring lobbying costs incurred during 2007, partially offset by decreased security costs resulting from a change in security services.  This is also combined with the decrease attributable to the 2006 write-off of assets under renovation and the one-time accrual for the Virginia Thoroughbred Association’s share of account wagering. The increase at the truck stops was primarily due to the addition of office space and additional staff to accommodate expansion.  The increase in our corporate overhead was the result of an increase in legal expenses of $0.2 million, labor costs of $0.2 million and travel expenses of $0.1 million, somewhat offset by $0.3 million of political campaign costs incurred during 2006 and a $0.1 million gain in 2007 on the sale of an airplane.

Depreciation and amortization expense increased $2.0 million or 31% from $6.4 million to $8.4 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2007, respectively.  Of this increase, $0.9 million is attributable to the acquisition of Gold Dust West-Carson City and $0.7 million is attributable to Gold Dust West-Elko.  Additionally, The Lodge increased by $0.2 million primarily due to the new south entrance and corporate increased by $0.2 million due to capital asset purchases, as well as an increase of $0.1 million at the Gilpin, somewhat offset by a decrease of $0.1 million at Gold Dust West-Reno.

Net interest expense decreased $4.3 million for the six months ended June 30, 2007 compared to the same period of 2006.  As a result of our debt refinancing during the second quarter of 2006, we wrote off $5.7 million in financing fees and $1.9 million of note issue discount, partially offset by the write off of $1.5 million of note issue premium, on the debt refinanced. This net decrease is somewhat offset by an increase in additional debt outstanding during the six months ended June 30, 2007 compared to the six months ended June 30, 2006, partially offset by lower effective interest rates as a result of the refinancing transactions which occurred in June 2006.

Pre-payment penalties, tender and consent costs in the amount of $9.3 million were incurred during the six months ended June 30, 2006. These costs represent the premium required to purchase the senior secured notes in 2006, prior to their maturity in 2009 and consent solicitation fees and expenses as part of the tender offer for such notes.  See Note 7 of the unaudited condensed consolidated financial statements.  No comparable transaction occurred during 2007.

5. EBITDA segment information

As discussed above, we have four segments representing the geographic regions of our operations: Colorado, Nevada, Louisiana and Virginia. Each segment is managed separately because of the unique characteristics of its revenue stream, regulatory environment and customer base.

The information presented is by each segment in which we have operations and also presents our EBITDA (earnings before interest, income taxes, depreciation and amortization) for each segment. We believe that the presentation of a non-GAAP financial measure such as EBITDA is useful because it allows investors and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our segments using EBITDA measures as do most analysts following the gaming industry. EBITDA is an element of certain key financial covenants in our debt agreements and, as such, is a critical component that we closely watch in order to determine our ability to achieve future growth and to ensure we are in compliance with our debt agreements. We present EBITDA in the tables below to provide further discussion and analysis of our operating results. EBITDA can be reconciled directly to our consolidated net income (loss) by adding the amounts shown for depreciation and amortization, interest and income taxes to net income (loss). This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income (loss), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited.

The following is a summary of the net revenues, costs and expenses and EBITDA, for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
NET REVENUES
Colorado:
The Lodge	$19,580	$16,331	$37,938	$33,296
Gilpin	5,765	5,508	11,766	10,806
Total Colorado	25,345	21,839	49,704	44,102
Nevada:
Gold Dust West-Reno	5,461	5,499	11,186	11,186
Gold Dust West-Carson City	3,802	164	6,896	164
Gold Dust West-Elko	2,597		3,624
Total Nevada	11,860	5,663	21,706	11,350
Louisiana	39,307	37,893	76,651	75,309
Virginia	12,552	11,882	23,271	21,786
Total Net Revenues	89,064	77,277	171,332	152,547

COSTS AND EXPENSES (excluding depreciation and amortization, net interest expense and income taxes)
Colorado:
The Lodge	12,668	11,415	24,661	23,011
Gilpin	4,094	3,951	8,208	7,904
Total Colorado	16,762	15,366	32,869	30,915
Nevada:
Gold Dust West-Reno	3,678	3,632	7,618	7,331
Gold Dust West-Carson City	3,772	188	7,871	188
Gold Dust West-Elko	2,495		4,088
Total Nevada	9,945	3,820	19,577	7,519
Louisiana	34,749	32,981	66,428	63,245
Virginia	11,720	11,178	21,768	20,734
Net corporate overhead	2,113	11,886	4,022	13,325
Total Costs and Expenses	75,289	75,231	144,664	135,738

EBITDA
Colorado:
The Lodge	6,912	4,916	13,277	10,285
Gilpin	1,671	1,557	3,558	2,902
Total Colorado	8,583	6,473	16,835	13,187
Nevada:
Gold Dust West-Reno	1,783	1,867	3,568	3,855
Gold Dust West-Carson City	30	(24)	(975)	(24)
Gold Dust West-Elko	102		(464)
Total Nevada	1,915	1,843	2,129	3,831
Louisiana	4,558	4,912	10,223	12,064
Virginia	832	704	1,503	1,052
Net corporate overhead	(2,113)	(11,886)	(4,022)	(13,325)

Total EBITDA	$13,775	$2,046	$26,668	$16,809

See sections 3 and 4 above, “Comparison of our results of operations for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006” and “Comparison of our results of operations for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006,” which provide explanations regarding the fluctuations in our revenues and costs and expenses by property and segment.

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure, to our net income (loss), a GAAP financial measure (dollars in thousands):

Three months ended June 30, 2007	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$6,912	$1,064	$1,725	$4,123
Gilpin	1,671	456	472	743
Total Colorado	8,583	1,520	2,197	4,866
Nevada:
Gold Dust West-Reno	1,783	387	652	744
Gold Dust West- Carson City	30	464	380	(814)
Gold Dust West-Elko	102	524	486	(908)
Total Nevada	1,915	1,375	1,518	(978)
Louisiana	4,558	812	955	2,791
Virginia	832	527	136	169
Corporate overhead	(2,113)	169	2,202	(4,484)
TOTAL	$13,775	$4,403	$7,008	$2,364

Three months ended June 30, 2006	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$4,916	$946	$4,576	$(606)
Gilpin	1,557	432	1,356	(231)
Total Colorado	6,473	1,378	5,932	(837)
Nevada:
Gold Dust West-Reno	1,867	391	1,741	(265)
Gold Dust West- Carson City	(24)	15	64	(103)
Gold Dust West-Elko
Total Nevada	1,843	406	1,805	(368)
Louisiana	4,912	857	941	3,114
Virginia	704	535	154	15
Corporate overhead (1)	(11,886)	46	3,275	(15,207)
TOTAL	$2,046	$3,222	$12,107	$(13,283)

Six months ended June 30, 2007	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$13,277	$2,091	$3,452	$7,734
Gilpin	3,558	907	945	1,706
Total Colorado	16,835	2,998	4,397	9,440
Nevada:
Gold Dust West-Reno	3,568	738	1,301	1,529
Gold Dust West- Carson City	(975)	897	761	(2,633)
Gold Dust West-Elko	(464)	691	811	(1,966)
Total Nevada	2,129	2,326	2,873	(3,070)
Louisiana	10,223	1,648	1,902	6,673
Virginia	1,503	1,054	270	179
Corporate overhead	(4,022)	347	4,250	(8,619)
TOTAL	$26,668	$8,373	$13,692	$4,603

Six months ended June 30, 2006	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$10,285	$1,870	$6,646	$1,769
Gilpin	2,902	847	2,077	(22)
Total Colorado	13,187	2,717	8,723	1,747
Nevada:
Gold Dust West-Reno	3,855	773	2,527	555
Gold Dust West- Carson City	(24)	15	64	(103)
Gold Dust West-Elko
Total Nevada	3,831	788	2,591	452
Louisiana	12,064	1,680	1,690	8,694
Virginia	1,052	1,047	301	(296)
Corporate overhead (1)	(13,325)	136	4,727	(18,188)
TOTAL	$16,809	$6,368	$18,032	$(7,591)

(1)             Included in corporate overhead for 2006 is $9.3 million in pre-payment penalties, tender and consent costs for our debt refinancing.

6. Liquidity and capital resources

As of June 30, 2007, we had cash and cash equivalents of $23.2 million compared to $24.1 million in cash and cash equivalents as of December 31, 2006. The $0.9 million decrease is the result of $10.9 million cash provided by operating activities, $23.2 million cash used in investing activities, and $11.4 million provided by financing activities, which are further discussed below.

During the six months ended June 30, 2007, we completed several transactions which impacted our liquidity.  We completed the rebranding of Gold Dust West-Carson City and the development of Gold Dust West-Elko.  On March 29, 2007, we acquired the Silver Dollar truck plaza facility from an unrelated third party. These transactions are discussed in greater detail above in the section “Significant transactions occurring during the six months ended June 30, 2007.”

As of June 30, 2007, we have $26.5 million available on our revolving senior credit facility for acquisitions and/or capital expenditure programs. The revolving senior credit facility carries an interest rate of 3.00% above LIBOR and expires in June 2011.

While our owners have made capital contributions to facilitate various acquisitions of the Company from time to time, we can give no assurance that they will continue to do so in the future. Additionally, as we are a Subchapter S Corporation, we may from time to time make distributions to our owners on any taxes due as a result of taxable income generated by us. Furthermore, annual distributions may be made to our owners in an aggregate amount not to exceed the greater of $1 million and 50% of consolidated net income for the immediately prior fiscal year.

As of June 30, 2007, our total debt approximates $289.9 million. Our future liquidity, which includes our ability to make semi-annual interest payments on June 15 and December 15 of each year, depends upon our future operational success.

We believe that our cash flow from operations, cash and cash equivalents and our $40 million senior revolving credit facility discussed above will be adequate to meet our debt service obligations and operational expenditures, as well as our capital expenditure requirements for the next twelve months. In addition to the development of our new casino in Elko, Nevada, capital expenditures for 2007, excluding development projects, are projected to be $13.3 million, of which $6.7 million has been spent during the first six months of 2007. While we believe these sources will provide us sufficient liquidity over the next twelve months, we can give no assurance that these sources of cash will be sufficient to enable us to do so. Further, in addition to our normal capital expenditure requirements, we anticipate that we will pursue the acquisition of other properties and continue to engage in the pursuit of new development opportunities. It is possible that we may need to enter into new financing arrangements and raise additional capital in the future if we are unable to generate sufficient cash to sustain expansion. Our ability to incur additional debt is further restricted by the terms and covenants of our senior secured and senior unsecured notes. We can give no assurance that we will be able to raise any capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, and therefore heighten the related risks we currently face.

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

The following table provides disclosure concerning JEI’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of June 30, 2007.

(In Thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$468,126	$28,519	$57,579	$124,618	$257,410
Operating leases (2)	38,734	2,676	5,105	3,399	27,554
Other long-term obligations (3)	24,720	1,750	3,367	2,728	16,875
Total contractual cash obligations	$531,580	$32,945	$66,051	$130,745	$301,839

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

(3)                   Other long-term obligations include a management agreement with Jacobs Investments Management Co. Inc. and our obligation to pay $1 per operating video poker machine per day to the third party owner of the machines in order to maintain the machines used in our truck plaza operations, plus $1,050 per machine annually for the owner’s licensing costs.

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

Property and equipment

We have a significant investment in long-lived property and equipment, representing approximately 68% of our total assets, which includes the recent acquisitions of Gold Dust West-Carson City and the video gaming truck stops. We estimate that the undiscounted future cash flows expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimate of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results. We review the carrying value of our property and equipment when events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use. Further, we assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each class of assets. Should the actual useful life of a class of assets differ from the estimated useful life, we would record an impairment charge. We review useful lives and obsolescence and assess the commercial viability of our assets periodically.

Goodwill and other intangible assets

At June 30, 2007, we have $40.0 million in goodwill recorded on our consolidated balance sheet resulting from the acquisition of businesses. We do not have any other nonamortizing intangible assets on our consolidated balance sheet. We annually review our goodwill for impairment. The annual evaluation of goodwill requires the use of estimates about future operating results of each reporting unit to determine its estimated fair value. Changes in forecasted operations can materially affect these estimates. Once an impairment of goodwill has been recorded, it cannot be reversed.

Our three reporting units with goodwill balances at June 30, 2007 are Colorado ($6.7 million), Nevada ($9.0 million) and Louisiana ($24.3 million). There is no goodwill recorded in our Virginia reporting unit. We performed our most recent annual impairment test for these reporting units as of September 30, 2006 and updated the test at December 31, 2006. Our annual impairment test included an analysis of the gaming industry overall as well as an analysis of the specific locations in which we operate. We determined the fair values for each of these reporting units using both the market approach (recent comparable transactions from which we derived an applicable valuation multiple) and the income approach (net present value of our anticipated future cash flows). These fair values were then compared to the carrying values for the respective reporting unit and determined that goodwill is not impaired at any of our reporting units. Furthermore, if the fair value of these reporting units declined by 10%, no goodwill impairment would exist.

We have also reassessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets.

Item 3.                                      Quantitative and Qualitative Disclosure about Market Risk

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as commodity prices and interest rates.  We purchase and sell fuel at market prices, subject to daily price changes.

On June 16, 2006, we issued $210 million of 9¾% senior unsecured notes due in 2014 and we issued $40 million in a secured term loan financing.  The proceeds of these two issuances were used to finance our acquisitions, refinance existing debt and for working capital purposes. Additionally, during December 2006, we borrowed $20 million on the secured delayed draw term loan facility which was used to complete the development of our new casino in Elko, Nevada. We have available a secured revolving facility of $40 million. The senior unsecured notes bear interest at a fixed rate of 9¾% and our senior secured debt, of which $73.0 million is outstanding as of June 30, 2007, bears interest at a blended rate of 8.35% at June 30, 2007 (3.00% above LIBOR).

If market interest rates increase, our cash requirements for interest on the senior secured credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior secured credit facility balance would also decrease. There would be an approximate change in our cash requirements of $0.6 million annually for interest should market rates increase or decrease by 10% compared to interest rate levels at June 30, 2007.

We currently do not invest in derivative financial instruments, interest rate swaps or other similar investments to alter interest rate exposure.

Item 4.                                      Controls and Procedures.

We have carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

None

Item 3.                                      Defaults Upon Senior Securities

None

Item 4.                                      Submission of Matters to a Vote of Security Holders

None

Item 5.                                      Other Information

None

Item 6.                                      Exhibits

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d – 14(a) under the Securities Exchange Act of 1934, filed under exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d – 14(a) under the Securities Exchange Act of 1934, filed under exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jacobs Entertainment, Inc.

Registrant

Date: August 7, 2007	By:	/s/ Jeffrey P. Jacobs
Jeffrey P. Jacobs, Chief Executive Officer and Chairman of the Board of Directors

/s/ Brett A. Kramer
Brett A. Kramer, Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of the Chief Executive Officer pursuant to Rule 15d – 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d – 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.