Form 10-Q
period 2007-09-30
JACOBS ENTERTAINMENT INC
filed 2007-11-09
CIK 1173284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 9, 2007
Class A Common Stock, $.01 par value	1,320 shares
Class B Common Stock, $.01 par value	180 shares

Jacobs Entertainment, Inc.

Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,236	$24,295
Restricted cash	3,176	951
Accounts receivable, net	3,601	4,746
Due from affiliate		1,491
Inventory	3,016	2,720
Prepaid expenses and other current assets	5,369	2,862
Total current assets	40,398	37,065

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	56,160	55,972
Building and improvements	174,986	163,883
Equipment, furniture and fixtures	76,983	61,445
Leasehold improvements	2,443	2,426
Construction in progress	1,126	10,269
	311,698	293,995
Less accumulated depreciation	(66,968)	(55,262)
Property, plant and equipment, net	244,730	238,733

OTHER ASSETS:
Goodwill	47,361	44,016
Identifiable intangible assets, net	9,554	9,653
Debt issue costs, net	8,630	9,444
Investment in equity securities	7,754	9,942
Other assets	2,164	1,856
TOTAL	$360,591	$350,709

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$19,323	$23,335
Gaming taxes payable	3,856	3,205
Interest payable	6,268	1,368
Distributions payable		1,000
Due to affiliate	157
Current portion of long-term debt and capital lease obligations	1,270	1,618
Total current liabilities	30,874	30,526

Long-term debt and capital lease obligations	296,991	284,467
Other liabilities	637	473
Total liabilities	328,502	315,466
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER’S EQUITY:
Class A Common stock $.01 par value; 1,800 shares authorized, 1,320 issued and outstanding as of September 30, 2007 and December 31, 2006	—	—
Class B Common stock $.01 par value; 200 shares authorized, 180 issued and outstanding as of September 30, 2007 and December 31, 2006	—	—
Additional paid-in capital	32,292	35,426
Retained earnings (accumulated deficit)	(13)	(2,182)
Accumulated other comprehensive (loss) income	(190)	1,999
Total stockholder’s equity	32,089	35,243
TOTAL	$360,591	$350,709

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES
Gaming:
Casino	$38,286	$33,505	$109,679	$91,748
Truck stop	14,953	15,776	48,501	50,096
Pari-mutuel	11,040	10,771	32,084	30,450
Food and beverage	8,288	7,180	23,081	18,711
Convenience store — fuel	20,463	21,139	60,741	60,083
Convenience store — other	2,844	2,753	8,478	7,984
Hotel	1,266	1,377	3,379	2,474
Other	1,668	1,549	4,191	3,233
Total revenues	98,808	94,050	290,134	264,779
Less: Promotional allowances	(8,103)	(7,158)	(23,150)	(20,091)
Net revenues	90,705	86,892	266,984	244,688

COSTS AND EXPENSES
Gaming:
Casino	13,639	11,797	39,045	32,451
Truck stop	9,398	9,499	28,875	27,793
Pari-mutuel	9,229	9,158	25,419	24,628
Food and beverage	4,251	4,117	12,154	10,088
Convenience store — fuel	19,599	19,712	57,675	56,882
Convenience store — other	3,873	3,730	11,356	10,609
Hotel	365	308	885	465
Marketing, general and administrative	17,692	17,118	51,281	43,087
Depreciation and amortization	4,585	3,871	13,167	10,439
Total costs and expenses	82,631	79,310	239,857	216,442

OPERATING INCOME	8,074	7,582	27,127	28,246

Interest income	68	98	241	246
Interest expense, net of amounts capitalized	(7,032)	(7,017)	(21,226)	(25,571)
Pre-payment penalties, tender and consent costs				(9,321)

NET INCOME (LOSS)	$1,110	$663	$6,142	$(6,400)

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Dollars in Thousands)

	Common Stock			Additional	Retained Earnings	Accumulated Other
	Class A Shares	Class B Shares	Amount*	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Total
BALANCES, JANUARY 1, 2006	1,320	180	$	$56,854	$14,167		$71,021
Capital contribution				6,276			6,276
Distributions				(27,704)	(6,501)		(34,205)
Comprehensive income (loss):
Net change in fair value of equity securities available-for-sale						$1,999	1,999
Net loss					(9,848)		(9,848)
Total comprehensive loss							(7,849)
BALANCES, DECEMBER 31, 2006	1,320	180	$	$35,426	$(2,182)	$1,999	$35,243
Capital contribution				8,910			8,910
Distributions				(12,044)	(3,973)		(16,017)
Comprehensive income (loss):
Net change in fair value of equity securities available-for-sale						(2,189)	(2,189)
Net income					6,142		6,142
Total comprehensive income							3,953
BALANCES, SEPTEMBER 30, 2007	1,320	180	$	$32,292	$(13)	$(190)	$32,089

*                 The par value amount of Jacobs Entertainment, Inc. common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 due to rounding.

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$6,142	$(6,400)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,167	10,439
(Gain)/Loss on sale of equipment	(136)	150
Deferred financing cost amortization and write-off	1,141	7,208
Note issue discount amortization and write-off		2,189
Note issue premium amortization and write-off		(1,811)
Other	47	168
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(2,225)	(1,656)
Accounts receivable	1,145	(3,533)
Inventory	(296)	(272)
Prepaid expenses and other assets	(2,815)	(995)
Accounts payable and accrued expenses	690	2,373
Gaming taxes payable	651	366
Interest payable	4,970	(1,903)
Due from/to affiliate	1,648	(1,367)
Net cash provided by operating activities	24,129	4,956
INVESTING ACTIVITIES:
Additions to property, plant and equipment	(22,034)	(16,794)
Proceeds from sale of equipment	241	47
Purchase of device rights	(750)	(963)
Purchase of available-for-sale securities		(3,422)
Acquisitions, net of cash acquired:
Casino		(14,718)
Truck stops	(4,269)	(5,531)
Net cash used in investing activities	(26,812)	(41,381)
FINANCING ACTIVITIES:
Proceeds from note issuance		210,000
Payments to obtain financing	(327)	(10,383)
Proceeds from long-term debt		40,000
Proceeds from revolving line of credit	29,500	21,691
Capital contributions from stockholders		150
Payments on long-term debt (including $19,489 paid to related parties in 2006)	(1,032)	(171,918)
Payments on revolving line of credit	(7,500)	(20,281)
Distributions to stockholders	(17,017)	(33,205)
Net cash provided by financing activities	3,624	36,054
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	941	(371)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,295	23,830
CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,236	$23,459
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (including $768 paid to related parties in 2006), net of amounts capitalized of $159 and $17 for the nine months ended September 30, 2007 and 2006, respectively	$15,419	$19,463
Non-cash investing and financing activities:
Capital contribution exchanged for retirement of note paid by affiliate	$8,910	$5,685
Acquisition of property for payables incurred	$835	$301
Acquisition of property under capital lease agreements		$287

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

1.                       BUSINESS AND ORGANIZATION

Jacobs Entertainment, Inc. (“JEI,” the “Company,” “us,” “our,” or “we”) was formed on April 17, 2001, as a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended, to become a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Nevada, Louisiana, and Virginia. Effective January 31, 2007, we became a wholly-owned subsidiary of Jacobs Investments, Inc. (“JII”), which in turn is 50% owned by Jeffrey P. Jacobs, our Chief Executive Officer, and two of his family trusts, and 50% owned by a revocable trust and an irrevocable trust established by Richard E. Jacobs. These persons and their affiliates are referred to herein as “Jacobs.”  As of September 30, 2007, we own and operate five casinos through wholly-owned subsidiaries. Our casinos include The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Hotel Casino (“Gilpin”), both in Black Hawk, Colorado, the Gold Dust West Casino (“Gold Dust West-Reno”) in Reno, Nevada and the Gold Dust West-Carson City (formerly Piñon Plaza Resort) in Carson City, Nevada which we acquired on June 25, 2006. Additionally, we developed a new casino in Elko, Nevada (“Gold Dust West-Elko”), which opened on March 5, 2007. JEI also owns and operates 18 truck plaza video gaming facilities in Louisiana through two wholly-owned subsidiaries, Jalou LLC and Jalou II, which are collectively referred to as “Jalou,” “truck stops” or “truck plazas.”  We also receive a percentage of gaming revenue from an additional truck plaza video gaming facility. Finally, JEI owns and operates a horse racing track with nine satellite wagering facilities in Virginia through a wholly-owned subsidiary, Colonial Holdings, Inc. (“Colonial”).

On June 16, 2006, we acquired three truck plaza video gaming facilities, land and equipment in Louisiana, and on September 4, 2007, we acquired an additional truck plaza video gaming facility in Louisiana, all of which were previously owned by Jacobs. The purchases of these truck plaza video gaming facilities were accounted for as combinations of entities under common control, which is similar to the pooling of interests method of accounting for business combinations. Accordingly, the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted to include the operations of the acquired truck plazas from January 1, 2006. See Note 7 below.

2.                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Financial Statements – In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial position as of September 30, 2007 and December 31, 2006, and the results of our operations for the three and nine months ended September 30, 2007 and 2006, and our changes in stockholder’s equity for the year ended December 31, 2006 and the nine months ended September 30, 2007 and our cash flows for the nine months ended September 30, 2007 and 2006. All intercompany transactions and balances have been eliminated in consolidation.

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

New Accounting Pronouncements—In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  Statement No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy.  Statement No. 157 is effective for all fiscal years beginning after November 15, 2007 and is to be applied prospectively.  Statement No. 157 is effective for the Company on January 1, 2008. The Company has not assessed the impact of Statement No. 157 on our consolidated results of operations, cash flows, or financial position.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FAS 115, which allows entities to choose at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value.

If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. Statement No. 159 also establishes presentation disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Statement No. 159 is effective for the Company on January 1, 2008. The Company has not assessed the impact of Statement No. 159 on our consolidated results of operations, cash flows, or financial position.

3.                       GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

We test goodwill for impairment as of September 30th each year or when circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying value. We consider a variety of factors when estimating the fair value of our reporting units, including estimates about the future operating results of each reporting unit, multiples of EBITDA, investment banker market analyses, and recent sales of comparable business units if such information is available to us. A variety of estimates and judgments about the relevance and comparability of these factors to the reporting units are made. As of September 30, 2007, we believe the carrying value of the goodwill in our reporting units is not impaired. In addition, we have reassessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets.

The change in the carrying amount of goodwill for the nine months ended September 30, 2007 is as follows:

Balance as of December 31, 2006	$44,016
Goodwill acquired during period	3,345

Balance as of September 30, 2007	$47,361

Identifiable intangible assets as of September 30, 2007 and December 31, 2006, consist of the following:

	Weighted	September 30, 2007			December 31, 2006
	Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizable intangible assets:
Revenue rights	44.25	$6,000	$690	$5,310	$6,000	$600	$5,400
Device use rights	3.10	7,731	4,419	3,312	6,982	3,764	3,218
Noncompete agreements	3.96	1,778	846	932	1,660	625	1,035

Total		$15,509	$5,955	$9,554	$14,642	$4,989	$9,653

Aggregate amortization expense of identifiable intangible assets was $297 and $354 for the three months ended September 30, 2007 and 2006, respectively, and $966 and $1,017 for the nine months ended September 30, 2007 and 2006, respectively.

Estimated amortization expense for the years ending December 31:

2007 (remaining 3 months)	$338
2008	1,352
2009	1,306
2010	1,076
2011	486
Thereafter	4,996
Total	$9,554

4.                       SEGMENTS

At September 30, 2007 and 2006, we have four segments representing the geographic regions of our operations. Each segment is managed separately because of the unique characteristics of its revenue stream and customer base.

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

As of and for the Three Months Ended September 30, 2007

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments and Eliminations	Total
Revenues:
Gaming
Casino	$28,503	$9,783				$38,286
Truck stop			$14,953			14,953
Pari-mutuel				$11,040		11,040
Food and beverage	2,873	2,344	2,027	1,044		8,288
Convenience store — fuel			20,463			20,463
Convenience store — other			2,844			2,844
Hotel	497	769				1,266
Other	218	351	274	825		1,668
Total revenues	32,091	13,247	40,561	12,909		98,808
Less: Promotional allowances	(5,185)	(1,666)	(1,252)			(8,103)
Net revenues	$26,906	$11,581	$39,309	$12,909		$90,705

Depreciation and amortization	$1,552	$1,448	$886	$528	$171	$4,585
Interest income	$12	$9	$18	$7	$22	$68
Interest expense, net of amounts capitalized	$2,208	$1,536	$1,350	$149	$1,789	$7,032
Net income (loss)	$5,785	$(1,196)	$1,565	$(905)	$(4,139)	$1,110
EBITDA(1)	$9,533	$1,779	$3,783	$(235)	$(2,201)	$12,659

Goodwill	$6,711	$9,035	$31,615			$47,361
Identifiable intangible assets, net			$9,554			$9,554
Property, plant and equipment, net	$90,594	$45,031	$39,896	$66,727	$2,482	$244,730
Total assets	$112,954	$63,292	$93,304	$75,187	$15,854	$360,591
Long-term debt	$86,972	$62,033	$51,240	$5,678	$91,068	$296,991
Capital expenditures	$758	$2,090	$10	$88	$156	$3,102

As of and for the Nine Months Ended September 30, 2007

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments and Eliminations	Total
Revenues:
Gaming
Casino	$81,084	$28,595				$109,679
Truck stop			$48,501			48,501
Pari-mutuel				$32,084		32,084
Food and beverage	7,916	6,700	6,018	2,447		23,081
Convenience store — fuel			60,741			60,741
Convenience store — other			8,478			8,478
Hotel	1,452	1,927				3,379
Other	637	1,077	828	1,649		4,191
Total revenues	91,089	38,299	124,566	36,180		290,134
Less: Promotional allowances	(14,479)	(5,013)	(3,658)			(23,150)
Net revenues	$76,610	$33,286	$120,908	$36,180		$266,984

Depreciation and amortization	$4,550	$3,774	$2,743	$1,582	$518	$13,167
Interest income	$38	$39	$75	$37	$52	$241
Interest expense, net of amounts capitalized	$6,631	$4,439	$3,638	$449	$6,069	$21,226
Net income (loss)	$15,225	$(4,267)	$8,668	$(726)	$(12,758)	$6,142
EBITDA(1)	$26,368	$3,907	$14,974	$1,268	$(6,223)	$40,294

Goodwill	$6,711	$9,035	$31,615			$47,361
Identifiable intangible assets, net			$9,554			$9,554
Property, plant and equipment, net	$90,594	$45,031	$39,896	$66,727	$2,482	$244,730
Total assets	$112,954	$63,292	$93,304	$75,187	$15,854	$360,591
Long-term debt	$86,972	$62,033	$51,240	$5,678	$91,068	$296,991
Capital expenditures	$4,878	$15,033	$1,076	$792	$255	$22,034

As of and for the Three Months Ended September 30, 2006

(Balance Sheet Data as of December 31, 2006)

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments and Eliminations	Total
Revenues
Gaming
Casino	$25,595	$7,910				$33,505
Truck stop			$15,776			15,776
Pari-mutuel				$10,771		10,771
Food and beverage	2,623	1,767	1,800	990		7,180
Convenience store — fuel			21,139			21,139
Convenience store — other			2,753			2,753
Hotel	505	872				1,377
Other	207	295	286	761		1,549
Total revenues	28,930	10,844	41,754	12,522		94,050
Less: Promotional allowances	(4,742)	(1,417)	(999)			(7,158)
Net revenues	$24,188	$9,427	$40,755	$12,522		$86,892

Depreciation and amortization	$1,395	$700	$1,031	$537	$208	$3,871
Interest income	$14	$13	$34	$12	$25	$98
Interest expense, net of amounts capitalized	$2,237	$1,041	$1,180	$163	$2,396	$7,017
Net income (loss)	$4,333	$187	$3,005	$(963)	$(5,899)	$663
EBITDA(1)	$7,951	$1,915	$5,182	$(275)	$(3,320)	$11,453

Goodwill	$6,711	$9,013	$28,292			$44,016
Identifiable intangible assets, net			$9,653			$9,653
Property, plant and equipment, net	$91,557	$36,973	$39,739	$67,717	$2,747	$238,733
Total assets	$111,909	$53,551	$92,153	$73,785	$19,311	$350,709
Long-term debt	$87,255	$62,191	$47,754	$5,727	$81,540	$284,467
Capital expenditures	$1,497	$4,576	$566	$198	$1,944	$8,781

As of and for the Nine Months Ended September 30, 2006

(Balance Sheet Data as of December 31, 2006)

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments and Eliminations	Total
Revenues
Gaming
Casino	$72,275	$19,473				$91,748
Truck stop			$50,096			50,096
Pari-mutuel				$30,450		30,450
Food and beverage	7,703	3,410	5,332	2,266		18,711
Convenience store — fuel			60,083			60,083
Convenience store — other			7,984			7,984
Hotel	1,420	1,054				2,474
Other	594	380	667	1,592		3,233
Total revenues	81,992	24,317	124,162	34,308		264,779
Less: Promotional allowances	(13,702)	(3,540)	(2,849)			(20,091)
Net revenues	$68,290	$20,777	$121,313	$34,308		$244,688

Depreciation and amortization	$4,112	$1,488	$2,911	$1,584	$344	$10,439
Interest income	$35	$30	$87	$33	$61	$246
Interest expense, net of amounts capitalized	$10,981	$3,649	$3,297	$485	$7,159	$25,571
Net income (loss)	$6,080	$639	$12,227	$(1,259)	$(24,087)	$(6,400)
EBITDA(1)	$21,138	$5,746	$18,348	$777	$(16,645)	$29,364

Goodwill	$6,711	$9,013	$28,292			$44,016
Identifiable intangible assets, net			$9,653			$9,653
Property, plant and equipment, net	$91,557	$36,973	$39,739	$67,717	$2,747	$238,733
Total assets	$111,909	$53,551	$92,153	$73,785	$19,311	$350,709
Long-term debt	$87,255	$62,191	$47,754	$5,727	$81,540	$284,467
Capital expenditures	$4,953	$5,575	$1,940	$1,803	$2,523	$16,794

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

5.                       COMMITMENTS AND CONTINGENCIES

Commitments

Colonial has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for our pari-mutuel wagering applications. The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities to 2012, and to provide replacement equipment for existing equipment, at a rate of .385% of handle up to $270,000 in handle. Handle above $270,000 will be charged a rate of .345%. The agreement also provides for a minimum charge per calendar year of $210. In addition, Colonial has entered into agreements with a company which provides broadcasting and simulcasting equipment and services. The agreements for live racing broadcasting and simulcasting services at the horse racing track, and equipment leases at two of the satellite wagering facilities continue until December 31, 2007. Total expense incurred for totalisator and broadcasting and simulcasting equipment was $359 and $375 for the three months ended September 30, 2007 and 2006, respectively, and $879 and $875 for the nine months ended September 30, 2007 and 2006, respectively.

The Company’s operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia, leases for office space in Colorado, Louisiana, Virginia and Florida, as well as leases for automobiles and other property and equipment at all locations, expiring at various dates. Total expense under these non-cancelable operating leases was $744 and $680 during the three months ended September 30, 2007 and 2006, respectively, and $2,210 and $1,670 for the nine months ended September 30, 2007 and 2006, respectively.

Additionally, under Louisiana law, video poker machines must be owned by Louisiana residents. The Jalou truck plaza video gaming facilities pay one dollar per operating video poker machine per day to the third party owner of the machines in order to maintain the machines used in our truck plaza operations, plus $1 per machine annually for the owner’s licensing costs. Total expense under these obligations was $325 and $311 for the three months ended September 30, 2007 and 2006, respectively, and $945 and $871 for the nine months ended September 30, 2007 and 2006, respectively.

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

During the second quarter of 2007, the Colorado legislature approved a bill banning smoking at Colorado casinos starting January 1, 2008. We are taking steps to construct climate tempered outdoor sheltered smoking areas at The Lodge and Gilpin as allowed by the new legislation. We believe there may be financial impacts during the first quarter of 2008; however, we believe that there will not be long term effects as a result of the smoking legislation.

6.                       RELATED PARTY TRANSACTIONS

In order to assist us in our efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, we entered into an agreement with Premier One Development Company effective October 1, 1997. On May 9, 2000, Premier merged into Jacobs Investments Management Co. Inc. (“JIMCO”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two former directors of Colonial. The agreement was renewed on January 2, 2003 for a period of nine years, at $450 per year, payable on January 15 of each year. On June 16, 2006, the agreement was amended and restated retroactive to January 1, 2006 for a period of 20 years, at $1,250 per year payable in two equal installments of $625 on January 1st and July 1st each year plus two and one-half percent (2.5%) of budgeted development costs for projects undertaken by us, if certain debt covenant ratios are met. Total incurred under this agreement with JIMCO was $313 and $313 for the three months ended September 30, 2007 and 2006, respectively, and $1,297 and $938 for the nine months ended September 30, 2007 and 2006, respectively.

We provide monthly management and accounting services for various truck stops owned by Jacobs. Charges for these management services totaled $268 and $83 for the three months ended September 30, 2007 and 2006, respectively, and $760 and $83 for the nine months ended September 30, 2007 and 2006, respectively. Additionally, we provide shared services such as a branded fuel card that can be used at the truck stops owned both by us and Jacobs, and repair parts purchased by Jacobs from us. These transactions result in receivables from and payables to our affiliate. As of September 30, 2007, these transactions resulted in net payables to affiliate totaling $157, and as of December 31, 2006, these transactions resulted in net receivables from affiliate totaling $1,491.

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

7.                       SALE OF DEBT AND RECENT ACQUISITION ACTIVITY

On June 16, 2006, we completed the issuance of senior unsecured notes in the amount of $210,000 bearing interest at 9¾% due June 15, 2014 with interest only payments due each June 15 and December 15, beginning on December 15, 2006. In conjunction with the closing of these notes, we entered into a new $100,000 senior secured credit facility consisting of: (i) a $40,000 five-year revolving credit facility; (ii) a $40,000 six-year term loan facility; and (iii) a $20,000 six-year delayed draw term loan. Borrowings under our senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined, and (2) the federal funds rate plus ½ of 1% or (b) a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs. As of September 30, 2007, $18,000 was available on the revolving credit facility. Proceeds from the senior unsecured notes and the term loan were used to (i) pay off $148,000 aggregate principal amount of our outstanding 11 7/8% senior secured notes due 2009, along with accrued and unpaid interest of $6,652 and to pay related tender and consent costs of $9,321, (ii) acquire the assets of Piñon Plaza (renamed Gold Dust West-Carson City) in Carson City, Nevada for a purchase price of $15,243 including acquisition costs (see below), (iii) acquire three truck plazas and raw land in Louisiana from an affiliated party for $14,380 and $620, respectively (see below), (iv) acquire two additional truck plazas for a purchase price of $2,566 and $3,456 including acquisition costs (see below), (v) pay a distribution to our stockholders in connection with December 2005 truck plaza acquisitions of $8,825, (vi) pay a distribution to our stockholders of $10,000, (vii) refinance approximately $26,568 aggregate principal amount of existing indebtedness (including $19,489 of subordinated debt held by our stockholders), along with $840 accrued and unpaid interest, (viii) pay related fees and expenses associated with the issuance of approximately $9,688. Excess uses over the initial borrowings were paid from our cash. The unsecured portion of our debt is in the form of $210,000 of 9¾% unsecured senior notes that rank equally in right of payment with all of our existing and future unsecured senior indebtedness and senior to any existing and future subordinated indebtedness. The notes are effectively subordinated to any secured indebtedness (including indebtedness under our senior credit facility) up to the value of the collateral securing such indebtedness. The notes are guaranteed by our current and future restricted subsidiaries that also guarantee our senior credit facility.

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

There are many restrictions and covenants placed upon us under both our secured and unsecured indebtedness. For example, among other things, we are required to maintain certain operating performance ratios, our covenants impose various restrictions on us as to the timing of redemptions of our notes, there are various change of control covenants, and there are many other restrictive and operational limitations on us that would be difficult or impossible for us to change. The occurrence of any one of these events and/or covenant violations to our debt agreements could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our debt agreements. We entered into an amendment to our credit agreement which revised certain debt covenant ratios and became effective May 4, 2007. Essentially, the amendment increased the maximum permitted total leverage ratio, increased the maximum permitted senior secured leverage ratio, decreased the minimum interest coverage ratio and adjusted the test periods. At September 30, 2007, we are in compliance with the revised financial covenants.

On June 16, 2006, with the proceeds of the refinancing described above, we acquired from Jacobs, three truck plaza video gaming facilities for $14,380 and raw land and equipment for $620 to possibly develop a fourth truck plaza video gaming facility. Two of the three truck plaza video gaming facilities acquired, Jalou Diamond and Jalou of St. Martin are located in Broussard, Louisiana, and the third facility, Jalou Magic, is located in Vinton, Louisiana. The land and equipment on which we may develop a fourth truck plaza video gaming and/or hotel facility is also located in Vinton, Louisiana. The acquisitions of the three truck plaza facilities, the raw land and equipment were accounted for as a combination of entities under common control, and as such are reflected for accounting and financial reporting purposes similar to a pooling of interests. Therefore, the acquisitions have been recorded at Jacobs’ historical cost basis in the assets transferred. Accordingly, the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted from January 1, 2006 through June 16, 2006 to include the operations of the acquired truck plazas as though the transactions had occurred at January 1, 2006.

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

On June 21, 2006, we acquired from an unaffiliated party the Texas Pelican Truck Plaza (“Vinton”), in Vinton, Louisiana for $2,169, plus estimated acquisition costs of $397. Additionally, we entered into a lease covering the land, building, furniture, fixtures and equipment used by Vinton in the operation of its video gaming facility, the convenience store, and the food and beverage outlet. The lease has a five year term with two five year extensions at the option of JEI. Rentals under the lease are $480 per year for years one through five, $540 per year for years six through ten, and $600 per year for years eleven through fifteen. JEI has the right to purchase the leased property for $5,000 during the first five year term reduced by a $100 option payment credit, and an $8 credit for each month in which rent has been paid with a maximum credit of $450 irrespective of the number of months paid. After the first term and through all remaining terms, JEI has the right to purchase the leased property for $5,000.

Under the purchase method of accounting, the total purchase price is allocated to Vinton’s tangible and intangible assets and liabilities based on their estimated fair value as of the acquisition date. A valuation was completed to determine the fair values for property and equipment acquired. Goodwill resulting from the Vinton transaction is attributable to anticipated future cash flows associated with the acquired entity. The following table summarizes the allocation of the purchase price to net assets acquired and liabilities assumed as of June 21, 2006, for the purchase of Vinton:

Vinton

Property and equipment	$255
Goodwill	2,277
Identifiable intangible assets	305

Total assets acquired	2,837

Current liabilities	61
Long-term liabilities	210
Total liabilities assumed	271

Net assets acquired	$2,566

On June 25, 2006, we acquired the assets of the Piñon Plaza Resort (“Piñon Plaza”), a division of Capital City Entertainment, Inc. (“CCI”). In January 2007 we rebranded Piñon Plaza to Gold Dust West-Carson City. Under the purchase method of accounting, the total purchase price is allocated to Gold Dust West-Carson City’s tangible and intangible assets and liabilities based on their estimated fair value as of the acquisition date. A valuation was completed to determine the fair values for property and equipment acquired. Goodwill resulting from the Gold Dust West-Carson City transaction is attributable to anticipated future cash flows associated with the acquired entity.

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

Under the purchase method of accounting, the total purchase price is allocated to St. Helena’s tangible and intangible assets and liabilities based on their estimated fair value as of the acquisition date. A valuation was completed to determine the fair values for property and equipment acquired. Goodwill resulting from the St. Helena transaction is attributable to anticipated future cash flows associated with the acquired entity. The following table summarizes the allocation of the purchase price to net assets acquired and liabilities assumed as of July 12, 2006, for the purchase of St. Helena:

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

On February 9, 2007, we began operating the convenience store and fuel operations and on March 29, 2007, we acquired Silver Dollar for $4,000 plus acquisition costs of $232. Additionally, the purchase agreement includes an “earn-out payment” (additional purchase price) to be determined and paid 19 full calendar months after the video poker devices are legally operating at Silver Dollar. The earn-out payment is based on 5.0 times annualized EBITDA of the truck stop, less the initial $4,000 purchase price paid, up to a maximum of $1,500 additional purchase price.

On September 18, 2007, Silver Dollar received approval from Louisiana gaming regulators to offer up to 50 video poker devices, and on September 28, 2007, we began operating 40 video poker devices.

The following table summarizes the preliminary allocation of the purchase price to net assets acquired as of March 29, 2007, for the purchase of Silver Dollar:

Silver Dollar

Property and equipment	$803
Goodwill	3,329
Identifiable intangible assets	100

Total assets acquired	$4,232

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

On September 4, 2007, with funds available on the revolving credit facility described above, we acquired from Jacobs, the Silver Fox truck plaza video gaming facility for $13,794. Silver Fox is located in Denham Springs, Louisiana. The acquisition of the truck plaza facility was accounted for as a combination of entities under common control, and as such is reflected for accounting and financial reporting purposes similar to a pooling of interests. Therefore, the acquisition has been recorded at Jacobs’ historical cost basis in the assets transferred. Accordingly, the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted from January 1, 2006 through September 4, 2007 to include the operations of the acquired truck plaza as though the transaction had occurred at January 1, 2006.

At December 31, 2006, Silver Fox’s debt outstanding totaled $9,021 and has been included in the restated consolidated balance sheet. On September 4, 2007, with proceeds from the sale of Silver Fox, Jacobs repaid the outstanding principal and interest of $8,910. The debt was not assumed by JEI and is reflected as a capital contribution in the statement of stockholder’s equity.

A distribution of $13,794 was recorded on the acquisition date as the assets of the entity acquired have been retroactively accounted for in JEI’s financial statements. Therefore a net distribution of $2,339 (the $13,794 distribution reduced by the $11,455 of net assets acquired) results from the transaction.

The following table summarizes the net assets acquired and liabilities assumed as of September 4, 2007, for the transaction occurring on that date:

Silver Fox

Current assets	$609
Property and equipment, net	2,743
Goodwill	7,342
Other assets	4
Identifiable intangible assets	1,004

Total assets acquired	11,702

Current liabilities assumed	247

Net assets acquired	$11,455

Assuming the acquisitions of Vinton, Gold Dust West-Carson City, St. Helena and Silver Dollar had occurred as of January 1, 2006, our unaudited proforma net revenues, costs and expenses, and net income (loss) would have been as follows:

	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2007	September 30, 2006

Net revenues	$87,088	$266,984	$256,286
Costs and expenses	86,408	260,842	263,153

Net income (loss)	$680	$6,142	$(6,867)

No proforma results have been presented for the three months ended September 30, 2007 since there were no acquisitions using the purchase method of accounting during the third quarter of 2007. These unaudited proforma results are presented for comparative purposes only. The proforma results are not necessarily indicative of what our actual results would have been had the acquisitions been completed as of January 1, 2006, nor are they indicative of future operating results.

8.                           INVESTMENT IN EQUITY SECURITIES

During 2006, we acquired approximately three percent of the outstanding shares of a publicly-traded gaming company. Our two directors also invested in the company as well as other entities affiliated with our two directors, increasing the combined ownership to approximately 13% of its outstanding common shares. Our investment is accounted for as available-for-sale equity securities and has been recorded at fair value and included in other assets, with unrealized gains and losses recognized as accumulated other comprehensive income (loss). As of September 30, 2007, the fair value of our investment in this company is $7,754 and unrealized losses included in accumulated other comprehensive loss total $190. As of December 31, 2006, the fair value was $9,942 and unrealized gains included in accumulated other comprehensive income totaled $1,999.

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

The following information sets forth our Condensed Consolidating Balance Sheets as of September 30, 2007 and December 31, 2006, the Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2007 and 2006, and the Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Investments in our subsidiaries are accounted for on the equity method. Accordingly, entries necessary to consolidate the Parent Company Issuer and our Subsidiary Guarantors are reflected in the eliminations column.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF SEPTEMBER 30, 2007

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$1,327	$39,071		$40,398
Property, plant and equipment, net	2,482	242,248		244,730
Net investment in and advances to subsidiaries	111,982		$(111,982)	—
Other long-term assets	12,044	63,419		75,463
Total assets	$127,835	$344,738	$(111,982)	$360,591

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$4,638	$26,236		$30,874
Long-term debt	91,068	205,923		296,991
Other long-term liabilities	40	597		637
Stockholder’s equity	32,089	111,982	$(111,982)	32,089
Total liabilities and stockholder’s equity	$127,835	$344,738	$(111,982)	$360,591

AS OF DECEMBER 31, 2006

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$2,534	$34,531		$37,065
Property, plant and equipment, net	2,747	235,986		238,733
Net investment in and advances to subsidiaries	101,926		$(101,926)	—
Other long-term assets	14,030	60,881		74,911
Total assets	$121,237	$331,398	$(101,926)	$350,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$4,403	$26,123		$30,526
Long-term debt	81,540	202,927		284,467
Other long-term liabilities	51	422		473
Stockholders’ equity	35,243	101,926	$(101,926)	35,243
Total liabilities and stockholders’ equity	$121,237	$331,398	$(101,926)	$350,709

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$90,705		$90,705
Costs and expenses	$(2,372)	(80,259)		(82,631)
Interest expense, net	(1,367)	(5,597)		(6,964)
Equity in earnings of subsidiaries	4,849		$(4,849)	—
Net income	$1,110	$4,849	$(4,849)	$1,110

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$86,892		$86,892
Costs and expenses	$(3,690)	(75,620)		(79,310)
Interest expense, net	(1,973)	(4,946)		(6,919)
Equity in earnings of subsidiaries	6,326		$(6,326)	—
Net income (loss)	$663	$6,326	$(6,326)	$663

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$266,984		$266,984
Costs and expenses	$(6,741)	(233,116)		(239,857)
Interest expense, net	(4,828)	(16,157)		(20,985)
Equity in earnings of subsidiaries	17,711		$(17,711)	—
Net income	$6,142	$17,711	$(17,711)	$6,142

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$244,688		$244,688
Costs and expenses	$(7,830)	(208,612)		(216,442)
Interest expense, net	(5,911)	(19,414)		(25,325)
Pre-payment penalties, tender and consent costs	(9,321)			(9,321)
Equity in earnings of subsidiaries	16,662		$(16,662)	—
Net income (loss)	$(6,400)	$16,662	$(16,662)	$(6,400)

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$16,514	$7,615		$24,129

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(258)	(21,776)		(22,034)
Proceeds from sale of equipment		241		241
Purchase of device rights		(750)		(750)
Acquisitions of truck stops, net of cash acquired		(4,269)		(4,269)
Net cash used in investing activities	(258)	(26,554)		(26,812)

FINANCING ACTIVITIES:
Payments to obtain financing		(327)		(327)
Proceeds from revolving line of credit	17,278	12,222		29,500
Payments on long-term debt	(500)	(532)		(1,032)
Payments on revolving line of credit	(7,500)			(7,500)
Net advances to/from subsidiaries	(9,426)	9,426		—
Distributions to stockholders	(17,017)			(17,017)
Net cash provided by (used in) financing activities	(17,165)	20,789		3,624

Net Increase (Decrease) in Cash and Cash Equivalents	(909)	1,850		941
Cash and Cash Equivalents — Beginning of Period	1,852	22,443		24,295
Cash and Cash Equivalents — End of Period	$943	$24,293		$25,236

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(4,170)	$9,126		$4,956

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,523)	(14,271)		(16,794)
Proceeds from sale of equipment		47		47
Purchase of device rights		(963)		(963)
Purchase of available-for-sale securities	(3,422)			(3,422)
Acquisitions, net of cash acquired:
Casino		(14,718)		(14,718)
Truck stops		(5,531)		(5,531)
Net cash used in investing activities	(5,945)	(35,436)		(41,381)

FINANCING ACTIVITIES:
Proceeds from note issuance	47,742	162,258		210,000
Payments to obtain financing	(4,147)	(6,236)		(10,383)
Proceeds from long-term debt	34,648	5,352		40,000
Proceeds from revolving line of credit		21,691		21,691
Capital contributions from stockholders		150		150
Payments on long-term debt	(41,938)	(129,980)		(171,918)
Payments on revolving line of credit		(20,281)		(20,281)
Net advances to/from subsidiaries	7,512	(7,512)		—
Distributions to stockholders	(33,205)			(33,205)
Net cash provided by financing activities	10,612	25,442		36,054

Net Increase (Decrease) in Cash and Cash Equivalents	497	(868)		(371)
Cash and Cash Equivalents — Beginning of Period	688	23,142		23,830
Cash and Cash Equivalents — End of Period	$1,185	$22,274		$23,459

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section discusses the results of our operations for the three and nine months ended September 30, 2007 and 2006. We recommend reading the following discussions and analyses in conjunction with our unaudited condensed consolidated financial statements, including the notes and other financial information contained in this Form 10-Q, as well as our audited consolidated financial statements as of December 31, 2006, included in our Form 10-K report filed with the Securities and Exchange Commission (“
10-K Report”). Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties. In this regard, see the section “Risk Factors” in Item 1A of our 10-K Report.

The historical information should not necessarily be taken as a reliable indicator of our future performance.

TABLE OF CONTENTS TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (MD&A)

Description of item
1.	Significant transactions occurring during the nine months ended September 30, 2007
2.	Overview and discussion of our operations
3.	Comparison of our results of operations for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006
4.	Comparison of our results of operations for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006
5.	EBITDA segment information
6.	Liquidity and capital resources
7.	Critical accounting policies and estimates

1. Significant transactions occurring during the nine months ended September 30, 2007

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

Acquisition of Silver Dollar Truck Plaza

On October 4, 2006, we entered into an asset purchase agreement with an unaffiliated party to acquire the Silver Dollar truck plaza in Shreveport, Caddo Parish, Louisiana (“Silver Dollar”), which was under construction. On January 15, 2007, we agreed with the seller to operate the business and simultaneously assume the terms of its land lease. On February 9, 2007, we began operating the convenience store and fuel operations and on March 29, 2007, we acquired Silver Dollar for $4.0 million plus acquisition costs of $0.2 million. On September 18, 2007, Silver Dollar received approval from Louisiana gaming regulators to offer up to 50 video poker devices, and on September 28, 2007, we began operating 40 video poker devices. See Note 7 of the unaudited condensed consolidated financial statements.

Acquisition of Silver Fox Truck Plaza

On September 4, 2007, with funds available on the revolving credit facility, we acquired from Jacobs, the Silver Fox truck plaza video gaming facility (“Silver Fox”) for $13.8 million. Silver Fox is located in Denham Springs, Louisiana, and includes a restaurant, a convenience store with fuel pumps, a video poker casino and a bar. Based on the level of fuel sales, Silver Fox can operate up to 53 video poker devices, consisting of 50 video poker devices in the truck stop casino and 3 video poker devices in the bar, as allowed by Louisiana gaming regulations.

Due to the related party nature of this transaction, this truck plaza acquisition has been accounted for as a combination of entities under common control, which is similar to the pooling of interests method of accounting for business combinations. Under this method of accounting, the acquisition has been recorded at Jacobs’ historical identifiable basis in the net assets acquired totaling $11.5 million. The difference between the purchase price of $13.8 million and the net assets acquired of $11.5 million has been recorded for accounting and financial reporting purposes as a net distribution to our stockholder totaling $2.3 million and accordingly has reduced our stockholder’s equity by that net amount. The unaudited condensed consolidated financial statements presented in this Form 10-Q have been retroactively adjusted to include the operations of the acquired truck plaza from January 1, 2006.

The accompanying management’s discussion and analysis of financial condition and results of operations for the three and nine months ended September 30, 2007 and 2006 includes the retroactive adjustment to account for the acquisition of Silver Fox as though the transaction  had occurred at the beginning of each of the periods presented. Accordingly, certain historical data that was previously reported in prior filings has been adjusted to account for this business combination. See Note 7 of the unaudited condensed consolidated financial statements.

2. Overview and discussion of our operations

We have four segments representing the geographic regions of our operations: Colorado, Nevada, Louisiana and Virginia. Each segment is managed separately because of the unique characteristics of its revenue stream, regulatory environment and customer base.

Our Chief Executive Officer (“CEO”) is the chief operating decision maker. Our casino properties in Colorado (The Lodge and Gilpin casinos) and Nevada (the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos) are each managed by a Regional Vice President who reports to our Chief Operating Officer (“COO”) who is located in our Golden, Colorado corporate offices. Further, our 19 video poker truck plaza operations are managed by our Regional Vice President of Louisiana Operations who also reports to our COO. Our COO reports to our President, who is also located in Golden, Colorado. Our President reports directly to our CEO. Our Virginia racetrack and satellite wagering facilities are managed by our on-site President of Pari-Mutuel Operations, and he also reports directly to our CEO. Our management team conducts monthly video conferencing and teleconferencing calls with our CEO. Through the centralization of our operations in Golden, Colorado, we believe we are achieving economies of scale in accounting, human resources, centralized purchasing and other areas. We expect to continue to consolidate several of our other corporate functions as we expand our operations and acquire additional properties.

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

Colorado

Our Colorado operations consist of The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Casino (“Gilpin”), both of which are located in Black Hawk, Colorado. The competitive aspects of the market in Black Hawk continue to be a significant factor in our operations. As a result of the increased level of development activity in Black Hawk over the last three years, there were 10,024 gaming devices in the city at September 30, 2007. At September 30, 2007, we had 1,451 devices in this market (993 at The Lodge and 458 at the Gilpin), which represented approximately 14% of the total devices in the Black Hawk market.

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

Louisiana

The Louisiana truck plaza video gaming facilities consist of 18 truck plazas located in Louisiana and a share in the gaming revenues of an additional truck plaza. Each truck plaza features a convenience store, fueling operations, a restaurant and up to 50 video gaming devices in the casino depending on the level of fuel sales and available space. Our Silver Fox location has 53 video gaming devices (50 in the casino and 3 in the bar), our St. Martin and Diamond locations have 48 and 47 devices, respectively, our Eunice and Silver Dollar locations each have 40 video gaming devices, and our Vinton location has 39 video gaming devices. All other truck plaza video gaming facilities have 50 video gaming devices.

The Louisiana truck plazas’ revenues are comprised of: (i) revenue from video poker gaming machines; (ii) sales of gasoline and diesel fuel; (iii) sales of groceries, trucker supplies and sundry items through their convenience stores; (iv) sales of food and beverages in their restaurants and bars; and (v) miscellaneous commissions on ATMs, pay phones and lottery sales.

All video poker activity is reported via a computer phone line directly to the Louisiana State Police. The Louisiana truck plazas’ revenues are dependent on meeting the minimum gallons of fuel sales requirements necessary to operate video poker gaming machines in Louisiana. The fuel sale requirements must be complied with on a quarterly basis and in the event of noncompliance, the Louisiana State Police will turn off a portion of the video poker machines until the minimum fuel sale requirements are met. Management of the Louisiana truck plazas believes that they will continue to meet the fuel sales requirements necessary to operate video poker gaming machines in Louisiana at current levels, however, we can give no assurance in this regard.

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

3. Comparison of our results of operations for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

The following table summarizes our consolidated results of operations for the three months ended September 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended
	September 30,
	2007	2006	$ Change	% Variance

REVENUES
Gaming:
Casino	$38,286	$33,505	$4,781	14.27%
Truck stop	14,953	15,776	(823)	-5.22%
Pari-mutuel	11,040	10,771	269	2.50%
Food and beverage	8,288	7,180	1,108	15.43%
Convenience store – fuel	20,463	21,139	(676)	-3.20%
Other	5,778	5,679	99	1.74%
Less: Promotional allowances	(8,103)	(7,158)	(945)	13.20%
Net revenues	90,705	86,892	3,813	4.39%

COSTS AND EXPENSES
Gaming:
Casino	13,639	11,797	1,842	15.61%
Truck stop	9,398	9,499	(101)	-1.06%
Pari-mutuel	9,229	9,158	71	0.78%
Food and beverage	4,251	4,117	134	3.25%
Convenience store – fuel	19,599	19,712	(113)	-0.57%
Other	4,238	4,038	200	4.95%
Marketing, general and administrative	17,692	17,118	574	3.35%
Depreciation and amortization	4,585	3,871	714	18.44%
Total costs and expenses	82,631	79,310	3,321	4.19%

OPERATING INCOME	8,074	7,582	492	6.49%

Interest expense, net	(6,964)	(6,919)	(45)	0.65%

NET INCOME	$1,110	$663	$447	67.42%

Casino revenues increased $4.8 million or 14% from $33.5 million for the three months ended September 30, 2006 to $38.3 million for the three months ended September 30, 2007. The increase in casino revenues is a result of increases at The Lodge of $2.7 million and Gilpin of $0.2 million. Additionally, Gold Dust West-Carson City, which was acquired on June 25, 2006, contributed $0.6 million to the increase and Gold Dust West-Elko, which opened on March 5, 2007, contributed $2.2 million. These increases were somewhat offset by a decrease at Gold Dust West-Reno of $0.9 million due to a soft Reno market. We attribute The Lodge’s increase in casino revenues to capital investments in our slot products over the last year, and the completion of our new south entrance enabled us to add 60 devices and has generated increased walk-in traffic into the casino. Additionally, the City of Black Hawk casino win grew 5% during the third quarter of 2007 compared to the same period of 2006.

Truck stop gaming revenues decreased $0.8 million or 5% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Hurricanes Katrina and Rita, which hit the Louisiana, Mississippi and Texas Gulf Coast in August and September 2005, respectively, disrupted riverboat and other casino competition in the region. For the third quarter of 2006, JEI’s truck stops benefited from the reduction in competition as well as the population relocation from the New Orleans area. Our 2007 truck stop gaming revenue results are consistent with the overall market decline in Louisiana.

Pari-mutuel revenues increased $0.3 million or 3% from $10.8 million for the three months ended September 30, 2006 to $11.1 million for the three months ended September 30, 2007. The increase in revenues is primarily attributable to an increase of $0.1 million at the racetrack and off track wagering facilities combined with an increase in account wagering revenues.

Food and beverage revenues increased $1.1 million or 15% from $7.2 million to $8.3 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2007. This increase is attributable to $0.6 million generated by Gold Dust West-Elko, as well as increases of $0.2 million at The Lodge, $0.2 million at the truck stop facilities, and $0.1 million at Colonial.

Convenience store-fuel revenues decreased $0.7 million or 3% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Fuel revenues in the third quarter decreased by $2.0 million year-over-year on a same store basis attributable to the following factors: (1) stabilized business levels during the third quarter of 2007 from the 2006 impact of Hurricanes Katrina and Rita, as previously mentioned, and (2) new competitors have recently entered some of our markets, which have negatively impacted fuel revenues. This decrease was somewhat offset by the addition of the Silver Dollar truck stop in February 2007 which added $1.3 million of fuel revenues. The average selling price of fuel increased slightly from $2.78 per gallon in the third quarter of 2006 to $2.79 per gallon in the third quarter of 2007.

Other revenues increased $0.1 million or 2% from $5.7 million for the three months ended September 30, 2006 to $5.8 million for the three months ended September 30, 2007 and is primarily due to the addition of the St. Helena and Silver Dollar truck stops which were acquired in July 2006 and February 2007, respectively.

Promotional allowances increased $0.9 million or 13% from $7.2 million for the three months ended September 30, 2006 to $8.1 million for the three months ended September 30, 2007. The increase is attributable to an increase in promotional allowances at The Lodge of $0.4 million, Gilpin of $0.1 million and the truck stops of $0.2 million, while Gold Dust West-Elko contributed $0.4 million. These increases were somewhat offset by a decrease of $0.2 million at Gold Dust West-Reno.

Casino expenses increased $1.8 million or 16% from $11.8 million to $13.6 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2007. Of this increase, $1.0 million is due to the addition of Gold Dust West-Elko. Additionally, casino expenses increased at The Lodge by $0.7 million, Gilpin by $0.1 million and Gold Dust West-Carson City by $0.1 million, primarily due to gaming taxes as a result of increased casino revenues. These increases were offset by a decrease of $0.1 million at Gold Dust West-Reno.

Truck stop gaming expenses decreased $0.1 million or 1% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily due to increased business levels in the third quarter of 2006 as a result of Hurricanes Katrina and Rita, as previously discussed. No such increased business levels existed in 2007.

Pari-mutuel costs and expenses were $9.2 million for the three months ended September 30, 2007 as well as for the three months ended September 30, 2006.

Food and beverage costs and expenses increased $0.1 million or 3% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Of this increase, $0.3 million is attributable to the addition of Gold Dust West-Elko and $0.1 million is due to Colonial, offset by a decrease totaling $0.3 million at the truck stops.

Convenience store-fuel expenses decreased $0.1 million or 1% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Fuel expenses on a same store basis decreased by $1.4 million for the third quarter of 2007 compared to 2006 and is attributable to two factors: (1) stabilized business levels during the third quarter of 2007 from the 2006 impact of Hurricanes Katrina and Rita, as previously mentioned, and (2) new competitors have recently entered some of our markets, which have negatively impacted fuel volumes. The addition of the Silver Dollar truck stop in February 2007 added $1.3 million of fuel expenses. The average cost of fuel remained flat at $2.63 per gallon for the quarter.

Other costs and expenses increased $0.2 million or 5% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and were attributable to the addition of hotel operations at Gold Dust West-Carson City, which was acquired on June 25, 2006, and convenience store-other costs generated by the addition of the St. Helena and Silver Dollar truck stops in July 2006 and February 2007, respectively.

Marketing, general and administrative expenses increased $0.6 million or 3% from $17.1 million for the three months ended September 30, 2006 to $17.7 million for the three months ended September 30, 2007. This increase is the result of the addition of our Gold Dust West-Elko casino which accounted for an increase of $1.1 million, as well as increases at Gold Dust West-Carson City of $0.2 million, The Lodge of $0.1 million, truck stops of $0.3 million and Colonial of $0.2 million. These increases are somewhat offset by decreases of $1.2 million in corporate overhead expenses and $0.1 million at Gold Dust West-Reno. The increased marketing costs at our operating units drove increased revenues for all segments. The increase at the truck stops was primarily due to the addition of office space and additional staff to accommodate expansion. The $0.2 million increase at Colonial is primarily attributable to marketing costs associated with the network broadcast of the 2007 Virginia Derby offset by decreased lobbying costs and security costs. The $1.2 million decrease in our corporate overhead expenses was the result of $1.0 million of political campaign costs incurred during the third quarter of 2006 and the write off of feasibility costs associated with the Dakota Works project of $0.4 million during the third quarter of 2006, somewhat offset by an increase in travel costs totaling $0.2 million.

Depreciation and amortization expense increased $0.7 million or 18% from $3.9 million to $4.6 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2007, respectively. Of this increase, $0.5 million is attributable to the acquisition of Gold Dust West-Elko and $0.2 million is attributable to Gold Dust West-Carson City. Additionally, The Lodge increased by $0.1 million primarily due to the new south entrance, offset by a decrease totaling $0.1 million at the truck stops.

Net interest expense increased less than 1% for the three months ended September 30, 2007 compared to the same period of 2006 due to an increase in debt outstanding during the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and slightly higher interest rates during the third quarter of 2007 compared to the third quarter of 2006.

4. Comparison of our results of operations for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Nine Months Ended
	September 30,
	2007	2006	$ Change	% Variance

REVENUES
Gaming:
Casino	$109,679	$91,748	$17,931	19.54%
Truck stop	48,501	50,096	(1,595)	-3.18%
Pari-mutuel	32,084	30,450	1,634	5.37%
Food and beverage	23,081	18,711	4,370	23.36%
Convenience store – fuel	60,741	60,083	658	1.10%
Other	16,048	13,691	2,357	17.22%
Less: Promotional allowances	(23,150)	(20,091)	(3,059)	15.23%
Net revenues	266,984	244,688	22,296	9.11%

COSTS AND EXPENSES
Gaming:
Casino	39,045	32,451	6,594	20.32%
Truck stop	28,875	27,793	1,082	3.89%
Pari-mutuel	25,419	24,628	791	3.21%
Food and beverage	12,154	10,088	2,066	20.48%
Convenience store – fuel	57,675	56,882	793	1.39%
Other	12,241	11,074	1,167	10.54%
Marketing, general and administrative	51,281	43,087	8,194	19.02%
Depreciation and amortization	13,167	10,439	2,728	26.13%
Total costs and expenses	239,857	216,442	23,415	10.82%

OPERATING INCOME	27,127	28,246	(1,119)	-3.96%

Interest expense, net	(20,985)	(25,325)	4,340	-17.14%
Pre-payment penalties, tender and consent costs		(9,321)	9,321	-100.00%

NET INCOME (LOSS)	$6,142	$(6,400)	$12,542	n/a

Casino revenues increased $17.9 million or 20% from $91.8 million for the nine months ended September 30, 2006 to $109.7 million for the nine months ended September 30, 2007. The increase in casino revenues is a result of increased casino revenues at The Lodge of $7.7 million or 14% and the Gilpin of $1.1 million or 6%. Additionally, Gold Dust West-Carson City, which was acquired on June 25, 2006, contributed $4.9 million to the increase and Gold Dust West-Elko, which opened March 5, 2007, contributed $5.3 million. These increases were somewhat offset by a decrease at Gold Dust West-Reno of $1.1 million due to a soft Reno market. The increase in the casino revenues at our Colorado properties is a result of several factors. We have expanded capital investments in our slot product over the last year, and the completion of the south entrance of The Lodge enabled us to add 60 devices and has generated increased walk-in traffic into the casino. Additionally, City of Black Hawk casino win grew 4% during the first nine months of 2007 compared to the same period of 2006.

Truck stop gaming revenues decreased $1.6 million or 3% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Hurricanes Katrina and Rita, which hit the Louisiana, Mississippi and Texas Gulf Coast in August and September 2005, respectively, disrupted riverboat and other casino competition in the region. For the first nine months of 2006, JEI’s truck stops benefited from the reduction in competition as well as the population relocation from the New Orleans area. No increased business levels for similar reasons occurred in 2007, resulting in a year-over-year decrease of $4.6 million. This decrease is partially offset by an increase of $3.0 million due to the acquisitions of the Vinton and St. Helena locations, purchased in June and July 2006, respectively. Our truck stop gaming revenue results are consistent with the overall market decline in Louisiana.

Pari-mutuel revenues increased $1.6 million or 5% from $30.5 million for the nine months ended September 30, 2006 to $32.1 million for the nine months ended September 30, 2007. The increase in revenues is primarily attributable to an increase in account wagering revenues combined with the reopening of the Broad Street off track wagering facility which was closed for renovations from February 26, 2006 through April 19, 2006, and an increase in wagering revenues at the other off track wagering facilities.

Food and beverage revenues increased $4.4 million or 23% from $18.7 million to $23.1 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2007. This increase is attributable to $1.6 million generated by Gold Dust West-Carson City and $1.5 million generated by Gold Dust West-Elko, as well as increases of $0.2 million at The Lodge, $0.2 million at Gold Dust West-Reno, $0.2 million at Colonial and $0.7 million at the truck stop facilities. Of the increase at the truck stops, $0.3 million is attributable to the addition of the Vinton and St. Helena locations in June 2006 and July 2006, respectively, $0.2 million is attributable to the St. Martin and Diamond locations and $0.2 million is attributable to all other truck stop locations combined.

Convenience store-fuel revenues increased $0.6 million or 1% from $60.1 million to $60.7 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2007. The addition of the St. Helena and Silver Dollar truck stops in July 2006 and February 2007, respectively, generated $4.6 million of fuel revenues. This increase in fuel revenues was offset by a $4.0 million year-over-year decrease on a same store basis attributable to these two factors: (1) stabilized business levels during the first nine months of 2007 from the 2006 impact of Hurricanes Katrina and Rita, as previously mentioned, and (2) new competitors have recently entered some of our markets, which have negatively impacted fuel revenues. The average selling price of fuel was flat at $2.65 per gallon for the first nine months of 2007 and 2006.

Other revenues increased $2.3 million or 17% from $13.7 million for the nine months ended September 30, 2006 to $16.0 million for the nine months ended September 30, 2007. The increase is primarily attributable to Gold Dust West-Carson City which was acquired on June 25, 2006 and contributed $1.5 million, an increase of $0.7 million due to the Vinton, St. Helena and  Silver Dollar truck stops which were acquired in June 2006, July 2006 and February 2007, respectively, and an increase of $0.1 million at Colonial.

Promotional allowances increased $3.1 million or 15% from $20.1 million for the nine months ended September 30, 2006 to $23.2 million for the nine months ended September 30, 2007. The increase is attributable to an increase in promotional allowances at the truck stops of $0.8 million, The Lodge of $0.7 million and the Gilpin of $0.1 million, while Gold Dust West-Carson City contributed $1.0 million and Gold Dust West-Elko contributed $0.8 million. The increase at the truck stops is primarily due to complimentary food and beverage sales at the Breaux Bridge, Vinton, St. Martin, Diamond, St. Helena and Silver Fox locations. These increases were partially offset by a decrease of $0.3 million at Gold Dust West-Reno.

Casino expenses increased $6.6 million or 20% from $32.4 million to $39.0 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2007. Of this increase, $1.9 million is due to the addition of Gold Dust West-Carson City and $2.3 million is due to the addition of Gold Dust West-Elko. Additionally, casino expenses increased by $2.1 million at The Lodge and $0.5 million at the Gilpin due to gaming taxes as a result of increased casino revenues. These increases were somewhat offset by a decrease of $0.2 million at Gold Dust West-Reno.

Truck stop gaming expenses increased $1.1 million or 4% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The 2007 video gaming expenses from the Vinton and St. Helena locations purchased in June and July 2006, respectively, account for an increase of $1.9 million. This increase is partially offset by a year-over-year decrease of $0.8 million due to increased business levels during the first nine months of 2006 as a result of Hurricanes Katrina and Rita, which hit the Louisiana, Mississippi and Texas Gulf Coast in August and September 2005, respectively, disrupting riverboat and other casino competition in the region. No such increased business levels existed in 2007.

Pari-mutuel costs and expenses increased $0.8 million or 3% from $24.6 million for the nine months ended September 30, 2006 to $25.4 million for the nine months ended September 30, 2007. The increase is primarily attributable to pari-mutuel taxes and other direct expenses associated with increased pari-mutuel revenues, combined with other operating costs attributable to the reopening of the Broad Street off track wagering facility which was closed for renovations from February 26, 2006 through April 19, 2006. These increases were somewhat offset by a decrease in track materials costs resulting from a one-time purchase in 2006.

Food and beverage costs and expenses increased $2.1 million or 20% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The addition of Gold Dust West-Carson City provided $1.4 million and Gold Dust West-Elko provided $0.9 million, offset by a decrease totaling $0.2 million at the truck stops.

Convenience store-fuel expenses increased $0.8 million or 1% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The addition of the St. Helena and Silver Dollar truck stops in July 2006 and February 2007, respectively, generated $4.5 million of fuel expenses. This increase in fuel expenses was offset by a $3.7 million year-over-year decrease on a same store basis attributable to two factors: (1) stabilized business levels during the first nine months of 2007 from the 2006 impact of Hurricanes Katrina and Rita, as previously mentioned, and (2) new competitors have recently entered some of our markets, which have negatively impacted fuel volumes. The average cost of fuel increased slightly from $2.49 per gallon in 2006 to $2.50 per gallon in 2007.

Other costs and expenses increased $1.2 million or 11% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 and were primarily attributable to the addition of hotel operations at Gold Dust West-Carson City, which was acquired on June 25, 2006, and convenience store-other costs generated by the addition of the St. Helena and Silver Dollar truck stops in July 2006 and February 2007, respectively.

Marketing, general and administrative expenses increased $8.2 million or 19% from $43.1 million to $51.3 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2007. This increase is the result of the addition of our Gold Dust West-Carson City casino which accounted for $4.1 million of the increase and our Gold Dust West-Elko casino which accounted for $3.4 million of the increase, as well as increases at The Lodge of $0.4 million, Gold Dust West-Reno of $0.3 million, Colonial of $0.5 million, and the truck stops of $0.7 million, offset by a decrease in corporate overhead expenses of $1.2 million. The increased marketing costs at our operating units drove increased revenues for all segments. The increase at our three Nevada casinos was substantially due to expenses incurred in launching and rebranding the casinos with the Gold Dust West name. The increase at Colonial is primarily attributable to a $0.6 million increase in marketing costs related primarily to the national television broadcast of the 2007 Virginia Derby combined with a $0.4 million increase in non-recurring lobbying costs, partially offset by decreased security costs, the 2006 write-off of assets under renovation, and the one-time accrual for the Virginia Thoroughbred Association’s share of account wagering in 2006. The increase at the truck stops was primarily due to the addition of office space and additional staff to accommodate expansion. The $1.2 million net decrease in our corporate overhead was the result of political campaign costs of $1.5 million incurred during 2006, somewhat offset by a net increase of $0.3 million in legal and other corporate costs and expenses.

Depreciation and amortization expense increased $2.7 million or 26% from $10.4 million to $13.1 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2007. Of this increase, $1.0 million is attributable to the acquisition of Gold Dust West-Carson City and $1.2 million is attributable to Gold Dust West-Elko. Additionally, The Lodge increased by $0.4 million primarily due to the new south entrance and corporate increased by $0.2 million due to capital asset purchases, and an increase of $0.1 million at the Gilpin, somewhat offset by a decrease of $0.2 million at the truck stops.

Net interest expense decreased $4.3 million or 17% for the nine months ended September 30, 2007 compared to the same period of 2006. As a result of our debt refinancing during June 2006, we wrote off $5.7 million in financing fees and $1.9 million of note issue discount, partially offset by the write off of $1.5 million of note issue premium, on the debt refinanced. This net decrease is somewhat offset by an increase in additional debt outstanding during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, partially offset by lower effective interest rates as a result of the refinancing transactions which occurred in June 2006.

Pre-payment penalties, tender and consent costs in the amount of $9.3 million were incurred during June 2006. These costs represent the premium required to purchase the senior secured notes in 2006, prior to their maturity in 2009 and consent solicitation fees and expenses as part of the tender offer for such notes. See Note 7 of the unaudited condensed consolidated financial statements. No comparable transaction occurred during 2007.

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

The following is a summary of the net revenues, costs and expenses and EBITDA, for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
NET REVENUES
Colorado:
The Lodge	$20,798	$18,260	$58,736	$51,556
Gilpin	6,108	5,928	17,874	16,734
Total Colorado	26,906	24,188	76,610	68,290
Nevada:
Gold Dust West-Reno	5,309	5,961	16,495	17,147
Gold Dust West-Carson City	3,810	3,466	10,706	3,630
Gold Dust West-Elko	2,462		6,085
Total Nevada	11,581	9,427	33,286	20,777
Louisiana	39,309	40,755	120,908	121,313
Virginia	12,909	12,522	36,180	34,308
Total Net Revenues	90,705	86,892	266,984	244,688

COSTS AND EXPENSES (excluding depreciation and amortization, net interest expense and income taxes)
Colorado:
The Lodge	13,000	12,036	37,661	35,047
Gilpin	4,373	4,201	12,581	12,105
Total Colorado	17,373	16,237	50,242	47,152
Nevada:
Gold Dust West-Reno	3,486	3,705	11,104	11,036
Gold Dust West-Carson City	3,851	3,645	11,722	3,833
Gold Dust West-Elko	2,465	162	6,553	162
Total Nevada	9,802	7,512	29,379	15,031
Louisiana	35,526	35,573	105,934	102,965
Virginia	13,144	12,797	34,912	33,531
Net corporate overhead	2,201	3,320	6,223	16,645
Total Costs and Expenses	78,046	75,439	226,690	215,324

EBITDA
Colorado:
The Lodge	7,798	6,224	21,075	16,509
Gilpin	1,735	1,727	5,293	4,629
Total Colorado	9,533	7,951	26,368	21,138
Nevada:
Gold Dust West-Reno	1,823	2,256	5,391	6,111
Gold Dust West-Carson City	(41)	(179)	(1,016)	(203)
Gold Dust West-Elko	(3)	(162)	(468)	(162)
Total Nevada	1,779	1,915	3,907	5,746
Louisiana	3,783	5,182	14,974	18,348
Virginia	(235)	(275)	1,268	777
Net corporate overhead	(2,201)	(3,320)	(6,223)	(16,645)

Total EBITDA	$12,659	$11,453	$40,294	$29,364

See sections 3 and 4 above, “Comparison of our results of operations for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006” and “Comparison of our results of operations for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006,” which provide explanations regarding the fluctuations in our revenues and costs and expenses by property and segment.

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure, to our net income (loss), a GAAP financial measure (dollars in thousands):

Three months ended September 30, 2007	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$7,798	$1,093	$1,723	$4,982
Gilpin	1,735	459	473	803
Total Colorado	9,533	1,552	2,196	5,785
Nevada:
Gold Dust West-Reno	1,823	401	653	769
Gold Dust West- Carson City	(41)	493	380	(914)
Gold Dust West-Elko	(3)	554	494	(1,051)
Total Nevada	1,779	1,448	1,527	(1,196)
Louisiana	3,783	886	1,332	1,565
Virginia	(235)	528	142	(905)
Corporate overhead	(2,201)	171	1,767	(4,139)
TOTAL	$12,659	$4,585	$6,964	$1,110

Three months ended September 30, 2006	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$6,224	$961	$1,728	$3,535
Gilpin	1,727	434	495	798
Total Colorado	7,951	1,395	2,223	4,333
Nevada:
Gold Dust West-Reno	2,256	360	648	1,248
Gold Dust West- Carson City	(179)	340	378	(897)
Gold Dust West-Elko	(162)		2	(164)
Total Nevada	1,915	700	1,028	187
Louisiana	5,182	1,031	1,146	3,005
Virginia	(275)	537	151	(963)
Corporate overhead	(3,320)	208	2,371	(5,899)
TOTAL	$11,453	$3,871	$6,919	$663

Nine months ended September 30, 2007	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$21,075	$3,184	$5,175	$12,716
Gilpin	5,293	1,366	1,418	2,509
Total Colorado	26,368	4,550	6,593	15,225
Nevada:
Gold Dust West-Reno	5,391	1,139	1,954	2,298
Gold Dust West- Carson City	(1,016)	1,390	1,141	(3,547)
Gold Dust West-Elko	(468)	1,245	1,305	(3,018)
Total Nevada	3,907	3,774	4,400	(4,267)
Louisiana	14,974	2,743	3,563	8,668
Virginia	1,268	1,582	412	(726)
Corporate overhead	(6,223)	518	6,017	(12,758)
TOTAL	$40,294	$13,167	$20,985	$6,142

Nine months ended September 30, 2006	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$16,509	$2,831	$8,374	$5,304
Gilpin	4,629	1,281	2,572	776
Total Colorado	21,138	4,112	10,946	6,080
Nevada:
Gold Dust West-Reno	6,111	1,133	3,175	1,803
Gold Dust West- Carson City	(203)	355	442	(1,000)
Gold Dust West-Elko	(162)		2	(164)
Total Nevada	5,746	1,488	3,619	639
Louisiana	18,348	2,911	3,210	12,227
Virginia	777	1,584	452	(1,259)
Corporate overhead (1)	(16,645)	344	7,098	(24,087)
TOTAL	$29,364	$10,439	$25,325	$(6,400)

(1)             Included in corporate overhead for 2006 is $9.3 million in pre-payment penalties, tender and consent costs for our debt refinancing.

6. Liquidity and capital resources

As of September 30, 2007, we had cash and cash equivalents of $25.2 million compared to $24.3 million in cash and cash equivalents as of December 31, 2006. The $0.9 million increase is the result of $24.0 million cash provided by operating activities, $26.8 million cash used in investing activities, and $3.7 million provided by financing activities, which are further discussed below.

During the nine months ended September 30, 2007, we completed several transactions which impacted our liquidity. We completed the rebranding of Gold Dust West-Carson City and the development of Gold Dust West-Elko. On March 29, 2007, we acquired the Silver Dollar truck plaza facility from an unrelated third party, and on September 4, 2007, we acquired the Silver Fox truck plaza facility from a related party. These transactions are discussed in greater detail above in the section “Significant transactions occurring during the nine months ended September 30, 2007.”

As of September 30, 2007, we have $18.0 million available on our $40 million revolving senior credit facility for acquisitions, capital expenditure programs and working capital. The revolving senior credit facility carries an interest rate of 3.00% above LIBOR and expires in June 2011.

While our owners have made capital contributions to facilitate various acquisitions of the Company from time to time, we can give no assurance that they will continue to do so in the future. Additionally, as we are a Subchapter S Corporation, we may from time to time make distributions to our owners on any taxes due as a result of taxable income generated by us. Furthermore, annual distributions may be made to our owners in an aggregate amount not to exceed the greater of $1 million and 50% of consolidated net income as defined in our credit agreement and indenture.

As of September 30, 2007, our total debt approximates $298.3 million. Our future liquidity, which includes our ability to make semi-annual interest payments on June 15 and December 15 of each year, depends upon our future operational success.

We believe that our cash flow from operations, cash and cash equivalents and our $40 million senior revolving credit facility discussed above will be adequate to meet our debt service obligations and operational expenditures, as well as our capital expenditure requirements for the next twelve months. In addition to the development of our new casino in Elko, Nevada, capital expenditures for 2007, excluding development projects, are projected to be $13.3 million, of which $8.2 million has been spent during the first nine months of 2007. While we believe these sources will provide us sufficient liquidity over the next twelve months, we can give no assurance that these sources of cash will be sufficient to enable us to do so. Further, in addition to our normal capital expenditure requirements, we anticipate that we will pursue the acquisition of other properties and continue to engage in the pursuit of new development opportunities. It is possible that we may need to enter into new financing arrangements and raise additional capital in the future if we are unable to generate sufficient cash to sustain expansion. Our ability to incur additional debt is further restricted by the terms and covenants of our senior secured bank credit facility and senior unsecured notes. We can give no assurance that we will be able to raise any capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, and therefore heighten the related risks we currently face.

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

The following table provides disclosure concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of September 30, 2007.

(In Thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$476,088	$28,951	$58,383	$131,463	$257,291
Operating leases (2)	38,048	2,631	5,001	3,226	27,190
Other long-term obligations (3)	24,466	1,848	3,595	2,773	16,250
Total contractual cash obligations	$538,602	$33,430	$66,979	$137,462	$300,731

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

(3)                   Other long-term obligations include a 20-year, $1.25 million per year management agreement with Jacobs Investments Management Co. Inc., an affiliated company, and our obligation to pay $1 per operating video poker machine per day to the third party owner of the machines in order to maintain the machines used in our truck plaza operations, plus $1,050 per machine annually for the owner’s licensing costs.

In addition, we have the following commitments and obligations:

•                JEI, through its subsidiary Colonial, has entered into an agreement with a totalisator company, which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications. On March 16, 2005, Colonial entered into an amendment with the totalisator company extending the term of the agreement to 2012, provides replacement equipment for the existing equipment, and increases the rate to .385% of handle up to $270 million in handle. Handle above $270 million is charged a rate of ..345%. The amendment also provides for minimum charge per calendar year of $210,000.

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

Goodwill and other intangible assets

At September 30, 2007, we have $47.4 million in goodwill recorded on our consolidated balance sheet resulting from the acquisition of businesses. We do not have any other nonamortizing intangible assets on our consolidated balance sheet. We annually review our goodwill for impairment or when circumstances indicate necessary. The annual evaluation of goodwill requires the use of estimates about future operating results of each reporting unit to determine its estimated fair value. Changes in forecasted operations can materially affect these estimates. Once an impairment of goodwill has been recorded, it cannot be reversed.

Our three reporting units with goodwill balances at September 30, 2007 are Colorado ($6.7 million), Nevada ($9.0 million) and Louisiana ($31.7 million). There is no goodwill recorded in our Virginia reporting unit. We are in the process of performing our annual impairment test for these reporting units as of September 30, 2007 and do not anticipate any impairment to our goodwill. Our annual impairment test includes an analysis of the gaming industry overall as well as an analysis of the specific locations in which we operate. We determine the fair values for each of these reporting units using both the market approach (recent comparable transactions from which we derive an applicable valuation multiple) and the income approach (net present value of our anticipated future cash flows). These fair values are then compared to the carrying values for the respective reporting unit.

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

On June 16, 2006, we issued $210 million of 9¾% senior unsecured notes due in 2014 and we issued $40 million in a secured, term loan financing. The proceeds of these two issuances were used to finance acquisitions, refinance existing debt and for working capital purposes. Additionally, during December 2006, we borrowed $20 million on the secured, delayed draw term loan facility which was used to complete the development of our new casino in Elko, Nevada. We have available a secured revolving facility of $40 million, of which $22 million is outstanding as of September 30, 2007. The senior unsecured notes bear interest at a fixed rate of 9¾% and our senior secured debt, of which $81.3 million is outstanding as of September 30, 2007, bears interest at a blended rate approximating 8.0% at September 30, 2007.

If market interest rates increase, our cash requirements for interest on the senior secured credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior secured credit facility balance would also decrease. There would be an approximate change in our cash requirements of $0.7 million annually for interest should market rates increase or decrease by 10% compared to interest rate levels at September 30, 2007.

We currently do not invest in derivative financial instruments, interest rate swaps or other similar investments to alter interest rate exposure.

Item 4.     Controls and Procedures.

We have carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2007. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

There has been no change during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are involved in routine litigation arising in the ordinary course of our business pertaining to workers compensation claims, equal opportunity employment issues, or guest injury claims. All such claims are routinely turned over to our insurance providers. We believe these matters are covered by appropriate insurance policies, less applicable deductibles which are accrued in our financial statements. None of the claims or payment of deductibles is expected to have a material impact on our financial position, results of operations or cash flows.

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

Jacobs Entertainment, Inc.

Registrant

Date: November 9, 2007	By:	/s/ Jeffrey P. Jacobs
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