Form 10-K
period 2007-12-31
JACOBS ENTERTAINMENT INC
filed 2008-03-26
CIK 1173284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (“Act”)

For the fiscal year ended December 31, 2007

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

Yes   ☒   No   ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ☐   No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  No market exists for the common stock of the registrant; as of March 24, 2008 all of its outstanding shares of common stock are held by one person.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 24, 2008
Class A Common Stock, $0.01 par value	1,320 shares
Class B Common Stock, $0.01 par value	180 shares

DOCUMENTS INCORPORATED BY REFERENCE:  None

See the exhibit index which appears on page E-1.

JACOBS ENTERTAINMENT, INC.

2007 ANNUAL REPORT ON FORM 10-K

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

Any forward-looking statement made by us necessarily is based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change. Actual results of our operations may vary materially from any forward-looking statement made by us or on our behalf. Forward-looking statements should not be regarded as representations by us or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. The contingencies and uncertainties to which any forward-looking statement contained herein is subject to include, but are not limited to, the following:

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

•                                          We may experience a loss of market share due to intense competition and the possible introduction of slot machines at one or more Colorado racetracks.

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

•                                          Seasonality and weather conditions can adversely affect our results of operations.

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

•                                          EBITDA does not reflect the cash requirements necessary to service interest or principal payments, on our debts;

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

Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our results under generally accepted accounting principles and using EBITDA only supplementally. See our consolidated financial statements and the notes to those statements included elsewhere in this report.

INDUSTRY AND MARKET DATA

This report includes market and industry data that we obtained from our own research, studies conducted by third party sources that we believe to be reliable and industry and general publications by third parties and, in some cases, management estimates based on industry and other knowledge. We have not independently verified any of the data from third party sources, and we make no representation as to the accuracy of such information. While we believe internal company estimates are reliable and market definitions are appropriate, they have not been verified by any independent sources.  Actual results could differ from those estimates.

PART I

Item 1.                    Business.

Introduction

Jacobs Entertainment, Inc. (“Jacobs Entertainment,” “we,” “us” and “our”) was formed as a Delaware corporation on April 17, 2001. We are a developer, owner and operator of gaming and pari-mutuel wagering facilities throughout the United States, with properties located in Colorado, Louisiana, Nevada and Virginia. We own and operate five land-based casinos, 18 video gaming truck plazas (three of which are leased) and a horse racing track with nine satellite-wagering facilities (five of which are leased). In addition, we are party to an agreement that entitles us to a portion of the gaming revenue from an additional truck plaza video gaming facility.

All of our gaming facilities target local customers and emphasize revenues from slot machine play or video gaming, or both. For the year ended December 31, 2007, our net revenues and EBITDA were approximately $349.8 million and $51.1 million, respectively. See Note 17 to our consolidated financial statements for information concerning the operational performance of the segments of our business.

The following table sets forth certain information and property level EBITDA (excluding corporate overhead) of our properties:

							Year Ended December 31,
			As of December 31, 2007				2007
			Approximate
			Gaming
			Square	Gaming	Table	Hotel	Property Level
Property	Location	Facility Type	Footage	Machines	Games	Rooms	EBITDA (1)
							(in thousands)
The Lodge Casino	Black Hawk, Colorado	Land-based casino	25,000	963	30	50	$26,692
Gilpin Casino	Black Hawk, Colorado	Land-based casino	16,000	436	18		6,729
Gold Dust West-Reno	Reno, Nevada	Land-based casino	17,500	507	0	27	7,192
Gold Dust West - Carson City	Carson City, Nevada	Land-based casino	12,000	398	6	146	(1,231)
Gold Dust West-Elko(2)	Elko, Nevada	Land-based casino	13,000	354	7		(324)
Louisiana Truck Plazas	Louisiana (19 various locations)	Video gaming	12,000	917	0		19,299
Colonial Downs Racetrack and satellite wagering facilities	Virginia (9 various locations)	Horse racing and pari-mutuel wagering	N/A	N/A	N/A		1,401

Total			95,500	3,575	61	223	$59,758

(1)	Property Level EBITDA excludes corporate overhead expense of $8.6 million.

(2)	Opened March 5, 2007.

The following is a reconciliation of our property level EBITDA to our property level net income (loss) (in thousands):

		Depreciation			Net
		and	Interest	Interest	Income
Year ended December 31, 2007	EBITDA	Amortization	Income	Expense	(Loss)
The Lodge Casino	$26,692	$4,318	$33	$6,917	$15,490
Gilpin Casino	6,729	1,854	13	1,904	2,984
Gold Dust West-Reno	7,192	1,520	14	2,619	3,067
Gold Dust West-Carson City	(1,231)	1,819	13	1,534	(4,571)
Gold Dust West-Elko	(324)	1,974	13	1,803	(4,088)
Louisiana Truck Plazas	19,299	3,848	87	4,861	10,677
Colonial Downs	1,401	2,065	113	599	(1,150)
Total Property Level EBITDA	59,758	17,398	286	20,237	22,409
Corporate overhead	(8,625)	703	59	8,175	(17,444)

Total	$51,133	$18,101	$345	$28,412	$4,965

Business Strategy and Competitive Strengths

Our business strategy is to continue to develop a broad, geographically diversified base of gaming and pari-mutuel wagering properties that seek to provide our customers with an enjoyable entertainment experience, and in turn, to generate significant customer loyalty and repeat business.

We believe that there are opportunities for growth and operational efficiencies in the markets in which we operate. Black Hawk, Colorado was one of the fastest growing gaming markets in the country, having experienced a 26.3% compound annual growth in gaming revenue, from 1998 through 2000. Revenues in 2001 through 2003 stabilized at approximately $500 million annually and rose to $524 million in 2004, $535 million in 2005, $554 million in 2006, and $581 million in 2007. We believe that our two Black Hawk properties will continue to be competitive. In 2006, we remodeled and improved the entrance and access to The Lodge Casino.

In 2006, we acquired an operating casino in Carson City, Nevada, and we entered into a land and building lease to develop a casino in Elko, Nevada that opened on March 5, 2007. We have identified, evaluated and continue to consider several other potential small casino opportunities in Nevada.

In the last three years, we acquired and/or developed 12 additional Louisiana truck plaza video gaming facilities and we believe that there are other Louisiana truck plaza video gaming properties that may be available for acquisition.

We may acquire or develop additional gaming properties in different jurisdictions catering to local gaming patrons in the future, further expanding our geographic diversity.

In November 2003 and 2004, referendums were passed in four localities in Virginia that allowed us to expand our off-track wagering facilities from four to nine such facilities. Our strategy for our horse racing operations is to be a competitive participant in the industry by capitalizing on our unique dirt and turf track facilities for live racing, hosting marquee racing events, and expanding our off-track wagering facility network under appropriate circumstances. On January 11, 2008, we announced that we intend to sell our racetrack and offsite wagering facilities in Virginia.  At this point a sale is not probable and we are not actively seeking a buyer.

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

Expand Louisiana Truck Plaza Business. During the last 12 months, we have expanded our presence in the Louisiana truck plaza market by acquiring one truck stop gaming plaza and opening another. Our strategy of expanding our presence in the Louisiana truck plaza market is driven by (i) the consistent revenue each facility generates, (ii) the high return on investment associated with operating the truck plazas, and (iii) the relatively low capital expenditures necessary to maintain the facilities.

Enter Additional Locals-Oriented Markets. Our management team has a proven track record of successfully operating casinos that cater to local residents or day trip patrons who reside in close proximity to the properties. In an effort to leverage this operating experience and enter two additional locals-oriented markets, we acquired Piñon Plaza, located in Carson City, Nevada, in June 2006. This facility has 398 slot machines and six table games on its 12,000 square foot gaming floor. We opened a new casino in Elko, Nevada on March 5, 2007 that features a 13,000 square-foot casino floor with 354 ticket in-ticket out (TITO) slot machines and seven table games.

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

Strong, Experienced Management Team. Our senior management team is an experienced group of industry veterans. Jeffrey P. Jacobs, our Chairman and Chief Executive Officer, has been Black Hawk Gaming’s Chief Executive Officer since November 1996 and the Chief Executive Officer of Colonial Holdings, Inc. (“Colonial”), our wholly owned subsidiary, since March 1997. Stephen R. Roark, our President, has been Black Hawk Gaming’s President since September 1995 and was its Chief Financial Officer from 1993 to 2006. Ian M. Stewart, our President of Pari-Mutuel Wagering Operations, has been President of Colonial since November 1998 and its Chief Financial Officer since June 1997. Michael T. Shubic, our Chief Operating Officer, has over 30 years of experience in the gaming industry. Brett A. Kramer, our Chief Financial Officer, has over 13 years experience with us in various financial capacities. Stanley Politano, our Executive Vice President, has 14 years of experience in the gaming industry. The five general managers of our casinos have numerous years of casino management experience and report to Mr. Shubic. The Vice President of Louisiana Operations oversees our truck plaza video gaming operations, has over 13 years of experience in the truck plaza video gaming business and also reports directly to Mr. Shubic. We believe the expertise and experience of our management team enables us to enhance the operation of our existing properties and any properties we may acquire in the future.

Our Properties and Operations

The Lodge Casino—Black Hawk, Colorado. The Lodge Casino in Black Hawk, Colorado, which commenced operations in June 1998, is one of 20 casinos located in the gaming district of Black Hawk. The Lodge services the greater Denver metropolitan area, which is located 40 miles east of Black Hawk and has a population of approximately 2.4 million, as well as customers from nearby communities such as Boulder and Fort Collins, Colorado and Cheyenne, Wyoming. We believe that most of The Lodge’s customers are primarily day trip patrons who reside in the greater Denver metropolitan area. As of December 31, 2007, the Black Hawk market had approximately 10,000 gaming devices (slot machines, blackjack and poker tables) generating approximately $581 million in revenues for the year then ended. The Lodge is one of the largest gaming facilities in the market.

The Lodge is located on a 2.5 acre site that abuts State Highway 119, with approximately 25,000 square feet of gaming space on three floors containing 963 slot machines and 30 table games, 50 hotel rooms, three restaurants, four bars and on-site parking for 600 vehicles. Our property includes The White Buffalo Grille, an upscale dining facility, a buffet and a snack bar. Black Hawk has no significant lodging facilities other than our facility and the Isle of Capri, which has a 402-room hotel at its Black Hawk casino. Another competitor is nearing completion of a 536-room hotel directly across from The Lodge Casino, which is expected to be completed in the second half of 2009.

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

The Gilpin Casino—Black Hawk, Colorado. The Gilpin Casino, which commenced operations in October 1992, is located on a one-acre site in the central Black Hawk gaming district. We expanded our facility through the acquisition of an adjacent casino in early 1994. We were one of the first casinos opened in Colorado following the legalization of casino gaming in 1991. We offer 436 slot machines and an 18 table poker room. The Gilpin has a restaurant and two bars and a slot club and utilizes busing and other promotional programs, similar to those of The Lodge. We have available to our customers 200 surface parking spots in the heart of historic Black Hawk.

In November 2004, we began a renovation of the third floor of the Gilpin Casino, which was completed in March 2005 at an approximate cost of $1.8 million. This addition was completed to provide live poker with space for up to 20 tables.  We currently offer 18 poker tables and provide both tournament and cash poker play.

The Gold Dust West-Reno—Reno, Nevada. Gold Dust West-Reno, which we acquired in 2001, is located on 4.6 acres in Reno’s central downtown gaming district and has been operating since 1978. Gold Dust West-Reno caters to residents of Reno and surrounding areas and has approximately 17,500 square feet of gaming space, which offers 507 slot machines. Gold Dust West-Reno also features the Wildwood Restaurant, a 6,600 square foot dining facility, and has parking for 300 vehicles. The property currently offers 27 motel rooms.

Gold Dust West-Carson City—Carson City, Nevada. On June 25, 2006, we closed an agreement with Capital City Entertainment, Inc. (“CCI”), an unaffiliated party, under which we acquired all of the assets of Piñon Plaza, a division of CCI which we have now re-branded as Gold Dust West-Carson City. The assets included all of the personal property, buildings and improvements used by Piñon Plaza in the operation of its casino, hotel, bowling alley and RV park in Carson City, Nevada. The purchase price for the assets was $14.5 million.  Additionally, during 2006 and 2007, we spent approximately $5.0 million in total for property and equipment improvements.

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

Gold Dust West-Carson City, which commenced operations in 1995, is a 140,000 square foot facility located on approximately 18 acres covered by the land lease described above. Gold Dust West-Carson City offers 398 slot machines and six table games, four restaurants and two bars. It has a slot club and offers various promotional packages, many associated with its 32 bowling lanes. Gold Dust West-Carson City has 146 hotel rooms. It also owns and operates a 48 space RV park as part of the resort. There are 750 parking spaces for Gold Dust West-Carson City’s casino patrons and hotel guests.

Gold Dust West-Elko—Elko, Nevada. On November 14, 2005, we entered into a triple net lease with an unaffiliated party for the lease of a 37,000 square foot building and approximately six acres of land in Elko, Nevada. The lease has a five-year term with three five-year renewals at our option. Rent under the lease was $225,000 for the first year, with $50,000 of the first year rent abated as an allowance for tenant improvements. The second year’s rent is $375,000 and for years three through five the annual rent is $450,000.

We have the right to buy the land and the building any time after the first 12 months through the 60th month for $5 million and from the 61st month through the 120th month for $5.4 million.

We renovated and upgraded the building and installed 354 slot machines, seven table games and appropriate food and beverage offerings. Pre-opening and gaming device costs totaled approximately $21 million. We commenced renovation during the third quarter of 2006 and opened the casino on March 5, 2007.

Louisiana Gaming Properties. Our truck plaza properties consist of 18 truck plaza video gaming facilities located in Louisiana (of which three are leased). We are also party to an agreement that entitles us to a portion of the gaming revenues from a 19th truck plaza (Cash’s Truck Plaza and Casino in Lobdell). Each truck plaza features a 24 hour per day convenience store, fueling operations, a restaurant operating not fewer than 12 hours per day, and up to 50 video gaming devices in the casino depending on the level of fuel sales and available space.  Our Silver Fox location has 53 video gaming devices (50 in the casino and 3 in the standalone bar), our St. Martin and Diamond locations have 48 and 47 devices, respectively, our Eunice and Silver Dollar locations each have 40 video gaming devices, and our Vinton location has 39 video gaming devices.  All other truck plaza video gaming facilities have 50 video gaming devices.

The Louisiana truck plazas’ revenues comprise (i) revenue from video poker gaming machines; (ii) sales of gasoline and diesel fuel; (iii) sales of groceries, trucker supplies and various items through their convenience stores; (iv) sales of food and beverages in their restaurants and bars; and (v) miscellaneous commissions on ATMs, pay phones and lottery sales.

The Louisiana video gaming industry consists of video gaming in 31 of Louisiana’s 64 parishes. The industry is highly regulated and video gaming machines can only be placed in qualifying bars, restaurants, hotels, satellite wagering facilities and truck plazas. In order to qualify for video gaming, a truck plaza must offer diesel fuel, gasoline, a convenience store, a restaurant and a place for truck drivers to shower and sleep. Our video gaming machines are located in a separate gaming room that is designed to provide a pleasant casino-like atmosphere. As of December 31, 2007, Louisiana had 172 licensed truck plazas.

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

In 2005, Colonial Downs created a new stakes race, the Colonial Turf Cup, which together with the Virginia Derby forms the first two legs of the Grand Slam of Grass™. The Grand Slam of Grass™ consists of four races including the two races at Colonial Downs, the Secretariat to be held at Arlington Park, and the John Deere Breeders’ Cup Turf at Monmouth Park. Since the inception of The Grand Slam of Grass™, we have guaranteed $5 million to any horse that sweeps the four race series. Of the $5 million guarantee, approximately $2.6 million would be paid as a result of the cumulative purse winnings from the four races. The remaining approximate $2.4 million would be paid by us as a bonus award. Annually, we purchase an insurance policy to cover $2.4 million of this bonus payment if that payment were to be required.  Since inception of The Grand Slam of Grass™, no single horse has won all four legs of the series. The Virginia Derby will be broadcast nationally in 2008 on CBS.

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

The Nautica Properties. We have acquired from affiliated parties several options to lease and options to purchase land and certain improvements on the west bank of the Cuyahoga River in Cleveland, Ohio. We refer to these properties, covering an aggregate of approximately 624,000 square feet of land (14.4 acres) and a building comprised of 47,380 square feet of net rentable space, as the Nautica Properties. The Nautica Properties consist of six parcels and require aggregate option payments of $500,000 per year. The option agreements give us the right during the next two and one-half years to purchase two parcels and the right to purchase or enter into long term leases on the other four parcels. In general, the purchase price of the parcels would be based on independent appraisals of the land and improvement values, if casino gaming were to become legal in Ohio and the Nautica Properties were a licensed gaming venue. Our Chairman and Chief Executive Officer owns varying interests in five of the six parcels.

Although we may elect not to exercise all the options unless casino gaming opportunities arise, we nonetheless have the right to acquire all or part of the Nautica Properties for other purposes. If casino gaming is not legalized but we decide to exercise our options, the aggregate purchase price would be approximately $6.2 million for two parcels and the aggregate annual lease payments on four parcels would be approximately $450,000. If all six parcels are purchased and none rented, the total purchase price would be approximately $10 million less the aggregate option payments to the date of exercise. The purchase price and rent payments would be increased if, in the future, casino gaming were to become legalized in Ohio and a casino is licensed at Nautica.  During March 2008, the Company exercised its option to acquire one of these parcels.  We intend to close on this property prior to the end of March 2008.  The company that owns this parcel of land is wholly owned by our Chairman and Chief Executive Officer.

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

Our Colorado casinos are on opposite sides of Main Street in Black Hawk. Because of their proximity, our Black Hawk casinos compete for some of the same customers. Further, there were 18 other casinos operating in Black Hawk on December 31, 2007. There were approximately 10,000 gaming devices (slot machines, blackjack and poker tables) in Black Hawk as of December 31, 2007.

Central City is located adjacent to Black Hawk and provides the most direct competition to the gaming establishments in Black Hawk. There were six casinos operating in Central City with approximately 2,000 gaming devices as of December 31, 2007. Black Hawk has historically enjoyed a competitive advantage over Central City in large part because access by State Highway 119 (formerly the only major access to Black Hawk from the Denver metropolitan area and Interstate 70) requires customers to drive by and, in part, through Black Hawk to reach Central City. In late 2004, Central City constructed a road from I-70 directly into Central City, commonly referred to as the Central City Parkway. It is now possible for certain traffic that passed through Black Hawk to proceed directly to Central City from Interstate 70. Nonetheless, motorists driving from the Denver metropolitan area still have the option of choosing to go either to Black Hawk or Central City without having to drive through the other town. Since completion of the Central City Parkway, three casinos in that town reopened but only one of the three currently remains in operation.

Large, well-financed companies have entered the Black Hawk and other Colorado markets and others may enter through the purchase or expansion of existing facilities, which could have a material adverse effect on our results of operations and financial position. For example, the Mountain High Casino (formerly the Black Hawk Casino by Hyatt) opened in December 2001. The Mountain High Casino is directly across the street from The Lodge Casino. On January 1, 2005, Ameristar Casinos, Inc. purchased this facility and has since commenced construction of a 536 hotel room tower (expected to be completed in the second half of 2009), a convention center, and other amenities. Under Ameristar’s ownership, this facility has been expanded to approximately 1,900 slot machines and 24 table games, and a parking garage accommodating 800 vehicles. No other casinos are currently under construction in Black Hawk. In 2003, the Isle of Capri Casinos, Inc. purchased Colorado Central Station, directly across the street from its existing facility and subsequently completed a major renovation and expansion project physically linking the two properties. The combined casinos are the largest in Black Hawk with approximately 2,100 gaming devices, 402 hotel rooms and 2,300 parking spaces. The Isle of Capri is noted for its aggressive marketing programs. The Mardi Gras casino, next to our Lodge casino, was purchased in 2005 and the new owners have developed and implemented new marketing programs.

Our Gold Dust West Casino-Reno, encounters strong competition from large hotel and casino facilities and smaller casinos similar in size to our Gold Dust West-Reno in the Reno area, which includes Sparks, Nevada. There is also competition from gaming establishments in other towns and cities in Nevada and from Native American gaming facilities located near Sacramento, California. Our Gold Dust West-Carson City and Gold Dust West-Elko, Nevada casinos face competition from several casinos in those cities and many other venues in Nevada.

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

Our video gaming operations also face competition from other truck plaza video gaming facilities located in surrounding areas, as well as competition from Louisiana horse racing facilities, some of which have been authorized to operate video gaming machines, and restaurants and bars with video gaming machines. As of December 31, 2007, there were 172 truck plazas in Louisiana licensed to operate video gaming devices.

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

We also compete for wagering dollars with account wagering companies operating both legally and illegally in Virginia. These companies take wagers from Virginians both over the phone and the internet. We believe our agreements with three licensed account wagering companies provide us with fair compensation for their activities. We recently agreed to settle our lawsuit against Youbet.com, Inc. which should result in an agreement with a fourth licensed account wagering company. Unlicensed account wagering companies have lower costs than Colonial and thus are able to attract customers in Virginia with large wagering rebates.

Employees and Labor Relations

As of December 31, 2007, we had approximately 1,200 full-time and part-time employees at our facilities in Black Hawk, Colorado, and Reno, Carson City, and Elko, Nevada, 500 employees at our facilities in Virginia and 500 employees at our facilities in Louisiana. Employees include cashiers, dealers, food and beverage service personnel, facilities maintenance, security, valet, accounting, marketing, and personnel services. We consider relations with our employees to be good.

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

The Colorado casinos were granted retail/operator licenses concurrently with their openings. The licenses are subject to continued satisfaction of suitability requirements and must be renewed annually. The current licenses for both Colorado casinos were renewed on April 19, 2007. There can be no assurance that the Colorado casinos can successfully renew their licenses in a timely manner from year to year.

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

Gaming Regulation and Licensing—Nevada

The ownership and operation of casino gaming facilities in Nevada, including the Nevada casino operated by Jacobs Entertainment’s direct and indirect subsidiaries Gold Dust West Casino, Inc. (“Gold Dust West”), Jacobs Piñon Plaza Entertainment, Inc. (“Piñon Plaza”) and Jacobs Elko Entertainment, Inc. (“Elko”) (collectively, the “Nevada Gaming Subsidiaries”), are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (the “Nevada Act”) and to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the Nevada State Gaming Control Board (the “Nevada Board”), and various local ordinances and regulations, including, without limitation, those of the cities of Reno, Carson City and Elko, Nevada (collectively, the “Nevada Gaming Authorities”).

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

The Nevada Gaming Subsidiaries have been licensed by the Nevada Gaming Authorities as corporate licensees. Gaming licenses require the periodic payment of fees and taxes and are not transferable. Jacobs Entertainment’s parent company, Jacobs Investments, Inc. (“Jacobs Investments”), has been registered by the Nevada Commission as a holding company and has been found suitable to own Jacobs Entertainment’s stock. Black Hawk Gaming has been registered by the Nevada Commission as an intermediary company and has been found suitable to own the stock of Gold Dust West. Jacobs Entertainment has been registered by the Nevada Commission as a publicly traded corporation (a “Registered Corporation”) and has been found suitable as the sole shareholder of Black Hawk Gaming, Piñon Plaza and Elko.  Registered Corporations, registered intermediary companies, and corporate licensees are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. Substantially all material loans, leases, sales of securities and similar financing transactions by Jacobs Investments, Jacobs Entertainment, Black Hawk Gaming, and the Nevada Gaming Subsidiaries must be reported to or approved by the Nevada Commission. No person may become a stockholder of, or holder of an interest in, or receive any percentage of profits from a corporate licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The controlling shareholders, directors and certain officers of Jacobs Investments, Jacobs Entertainment, Black Hawk Gaming, and the Nevada Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses that are required in order to engage in gaming activities in Reno, Carson City and Elko, Nevada.

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

Jacobs Investments, Jacobs Entertainment and Black Hawk Gaming may not make a public offering without the prior approval of the Nevada Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On September 20, 2007, the Nevada Commission granted Jacobs Entertainment prior approval to make public offerings for a period of two years, subject to certain conditions (the “Shelf Approval”). The Shelf Approval also applies to any affiliated company wholly owned by Jacobs Entertainment which is a publicly traded corporation or would become a publicly traded corporation pursuant to a public offering. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.

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

The suitability standards must be met by every person who has or controls directly or indirectly more than a 5% ownership, income, or profit interest in an entity that has or applies for a license in accordance with the act, or who receives more than a 5% revenue interest in the form of a commission, finder’s fee, loan repayment, or any other business expense related to the gaming operation, or who has the ability, in the opinion of the Division, to exercise a significant influence over the activities of a licensee authorized or to be authorized by the act. For the purposes of the act, all gaming-related associations, outstanding loans, promissory notes, or other financial indebtedness of an applicant or licensee must be revealed to the Division for the purposes of determining significant influence and suitability. While significant influence is determined on a case-by-case basis, it has generally been interpreted to include any person who is an officer or director of any juridical entity that is an applicant for a video draw poker license as well as the spouse of any person having more than a 5% ownership, income, or profit interest in an applicant as well as the spouse of any officer or director of any juridical entity applicant. As of the middle of 2007, the Louisiana State Police made a policy decision that generally removed spouses from the list of parties required to file suitability documentation related to video draw poker establishment licenses. However, the companion legislation was not approved nor sent to the governor for signature during the corresponding legislative session.

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

The number of video draw poker devices permissible in a qualified truck stop facility is based on average monthly fuel sales, as follows: (i) 100,000 gallons of fuel, of which at least 40,000 gallons are diesel—not more than 50 devices; (ii) 75,000 gallons of fuel, of which at least 30,000 gallons are diesel—not more than 40 devices; and (iii) 50,000 gallons of fuel, of which at least 10,000 are diesel—not more than 35 devices. Once licensed, if a truck stop facility sells less than an average of 50,000 gallons per month but more than 25,000 gallons per month in any calendar quarter, the truck stop facility will not be permitted to operate any video draw poker devices in the following calendar quarter. A qualified truck stop facility that sells less than an average of 25,000 gallons per month in any calendar quarter will be subject to revocation of its video draw poker license. Bulk sales or transfers may not be used to calculate monthly averages. The fuel facility is generally required to offer fuel for sale in the regular course of business at retail, at a price at least 6% above the delivered cost of the fuel plus taxes, applicable fees and transportation charges. Fuel facilities may, however, offer fuel for sale at a lower price (a) when motor fuel is sold upon the final liquidation of a business; (b) when motor fuel is advertised, offered for sale, or sold by any fiduciary or other officer under the order or direction of any court; (c) when motor fuel is sold for promotional purposes limited to a grand opening, an annual anniversary, or an annual customer appreciation day sale, each of which does not exceed three consecutive days; and (d) when motor fuel is sold in a good faith effort to meet the legal price of a competitor. Louisiana law creates a presumption that fuel facility will not violate the price requirement when it sells fuel below the required price to meet the price of a competitor if it makes a bona fide effort to determine the legality of the price of such competitor and determines in good faith that the competitor’s price is a legal price.

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

Additionally, no license can be granted to any truck stop facility located, at the time application is made for a license to operate video draw poker devices, within five hundred feet of any property that is on the National Historic Registry, any public playground, or a building used exclusively as a church, synagogue, public library, or school. In addition, no license shall be issued for any truck stop facility unless previously applied for or licensed as of January 1, 2008, located, at the time application is made for a license to operate video draw poker devices, within two thousand five hundred feet of any property that is on the National Historic Registry, any public playground, or a building used exclusively as a church, synagogue, public library, or school unless the applicant for the license has applied prior to January 1, 2008, with the local governing authority of the parish where the truck stop is located for a certificate of compliance with applicable zoning ordinances and building codes and a statement of approval for the operation of video draw poker devices at a truck stop facility or has applied with the appropriate authority for a building permit prior to January 1, 2008.

All suitability information and applications required to be submitted with respect to the 18 Louisiana truck plazas currently owned by us have been submitted to the Board and the Division. All applications submitted have been approved and none are currently pending.  However, because the Board and the Division conduct a new suitability investigation in connection with each acquisition of a facility at which video gaming devices are to be operated, regardless of prior approvals, there can be no guarantee that a suitability approval will ultimately result with respect to the plazas that we propose to acquire.

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

The licenses issued by the Virginia Racing Commission to Colonial for the racetrack and its satellite wagering facilities are for a period of not less than 20 years, but are subject to annual review by the Virginia Racing Commission. It is possible that such licenses will not be renewed or that such licenses could be suspended or revoked by the Virginia Racing Commission for violations of the Virginia Racing Act or Virginia Racing Commission rules. We also hold an advance deposit account wagering license that is renewable annually. Our current license expires December 31, 2008.

We have entered into an agreement with the VaHBPA that expires December 31, 2008.  The agreement is pending the approval of the Virginia Racing Commission, which is expected to act at its next meeting on April 16, 2008, and our current agreement with the VaHBPA extends through such date.  Our agreement with the VHHA expires December 31, 2008. In the event our VaHBPA agreement is not approved or extended or we cannot continue to renew these agreements in the future, the Virginia Racing Commission has the right to suspend our licenses to operate our racetrack and the satellite wagering facilities until agreements are in place although it has not indicated that it will do so. Although it is difficult to predict the likelihood of such an event, closure of the satellite wagering facilities would be detrimental to the horsemen’s groups as well as us since each horsemen’s group’s primary source of purse funds is its percentage of wagering at the satellite facilities.

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

The sale of alcoholic beverages in the cities of Reno, Carson City and Elko, Nevada, is subject to licensing, control and regulation by those cities. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of one or more of our Gold Dust West casinos in Nevada.

Alcohol regulation within the State of Louisiana is performed primarily by the Office of Alcohol and Tobacco Control (the “Board”). The Commissioner of the Board is given broad discretion in the granting and denial of state alcohol permits. While permits are issued on a state level, the local municipality is also permitted to provide for concurrent local licensing. The state alcohol regulatory scheme is contained at Title 26:1 of the Louisiana Revised Statutes (hereinafter referred to as the “act”). Generally, no permit may be issued if the applicable premises is located three hundred feet or less, as fixed and determined by the local municipal ordinance, of a public playground or of a building used exclusively as a church or synagogue, public library, school, full-time daycare center or corrections facility housing inmates, including but not limited to, a halfway house. Louisiana parishes may enact ordinances extending the distance between the applicable premises and the property line of such locations to 500 feet. Local municipalities are also permitted to regulate the opening and closing hours of permitted businesses as well as to prohibit the sale of alcoholic beverages altogether by referendum vote of the people within the municipality. A local municipality may also regulate via zoning designations the permissibility or prohibition of the permitting of businesses that sell alcoholic beverages within that municipality. All of our video gaming truck plaza facilities are currently licensed by the applicable state and local alcohol licensing authorities.

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

In Nevada, license fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada, Washoe, Carson City, and Elko Counties and the Cities of Reno, Carson City, and Elko. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A live entertainment tax is also paid by casino operations where entertainment is furnished in connection with an admissions charge or the selling or serving of food or refreshments or the selling of merchandise. Presently the state tax in Nevada on adjusted gross revenue from gaming is 6.75%.

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

We have a significant amount of indebtedness. As of December 31, 2007, we had total indebtedness excluding accounts payable and accrued expenses of approximately $299.3 million and total stockholder’s equity of approximately $28.3 million. Our substantial indebtedness could have important consequences. For example, it could:

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

Casino Operations. Our casino operations are conducted in Black Hawk, Colorado, and Reno, Carson City, and Elko, Nevada. Competition in the Black Hawk gaming market, which is the primary gaming market in Colorado, is intense. In addition, large, well-financed companies have entered the Black Hawk and other Colorado markets through the purchase or expansion of existing facilities and others may continue to do so, all of which could materially harm our business, financial condition and results of operations. For example:

•                                          Ameristar Casinos, Inc. (“Ameristar”) purchased Mountain High Casino (formerly the Black Hawk Casino by Hyatt) in a bankruptcy sale. That casino is directly across highway 119 from The Lodge and Ameristar has expanded the casino area to accommodate 1,800 gaming devices with new slot product, expanded the parking garage and refurbished and rebranded its dining venues. Ameristar has commenced construction of a $235-240 million, 33 story, 536-room hotel, a convention center and other amenities and facilities which are expected to be completed in the second half of 2009. In all respects, Ameristar is known to be a fierce competitor in gaming markets in which it operates;

•                                          Isle of Capri Casinos, Inc. owns Colorado Central Station, across the street from its existing facility and in 2005 completed a major renovation and expansion project physically linking the two properties. The combined casinos are the largest in Black Hawk with approximately 2,100 gaming devices, 402 hotel rooms and 2,300 parking spaces;

•                                          the 2005 acquisition of four Colorado racetracks (two of which are in the Denver metropolitan area) that are owned and operated by BLB Investors, L.L.C., a joint venture including Kerzner International Limited, Starwood Capital Group Global, L.L.C., and Waterford Group, L.L.C., may reinvigorate efforts to authorize video lottery terminals, slot machines or other types of gaming at the state’s racetracks. BLB has publicly discussed a statewide initiative to expand slot machine gaming to both of its Denver area facilities and potentially to one or both of its other tracks in the southern part of the state. To the extent this measure qualifies for the ballot, it would be considered by the voters at the November 2008 general election. If this authorization is granted by the Colorado Lottery Division, the Colorado state legislature, or the voters, it would have a material adverse effect on gaming revenues in Black Hawk and at The Lodge and Gilpin casinos.

•                                          the Mardi Gras casino, next to our casino, The Lodge, was purchased in 2005 and the new owners have developed and implemented new marketing programs, expanded the poker room and added new slot product;

•                                          late in 2004, Central City, a gaming area about one mile from Black Hawk, completed the “Southern Access,” a road which directly connects Central City to Interstate 70. The new access road to Central City enables existing casinos and possible new casinos to pose a significant competitive threat to gaming activities in Black Hawk; and

•                                          the Cheyenne and Arapahoe Indian tribes claiming significant treaty rights to land in Colorado have pursued a plan to exchange those rights for land east of the Denver metropolitan area on which to build and operate a large casino gaming facility. Although this project appears to be dormant at present, if it is renewed and survives political and other challenges, it could have a material adverse effect on gaming revenues in Black Hawk and at The Lodge and Gilpin casinos.

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

The Gold Dust West casino in Reno, Nevada, encounters strong competition from large hotel and casino facilities and smaller casinos similar in size to the Gold Dust West casino in the Reno area, which includes Sparks, Nevada. There is also competition from gaming establishments in other towns and cities in Nevada and from Native American gaming facilities located near Sacramento, California. Our Carson City and Elko, Nevada Gold Dust West casinos face competition from several casinos in those cities and other venues in Nevada. Gold Dust West-Elko faces additional competitive and other risks associated with being a newly-opened casino.

In addition, we believe that the introduction of casino gaming, or the expansion of presently conducted gaming activities (particularly at Native American establishments) in areas in or close to Nevada, such as California, Oregon, Washington, Arizona and western Canada, could materially harm our operations at our Reno property.

Louisiana Truck Plaza Operations. Our Louisiana truck plaza operations compete with other truck plazas located in Louisiana and other forms of gaming, such as land-based, riverboat and Native American casinos, as well as slot machines located at horseracing tracks and video poker machines located in bars, restaurants, hotels, off-track wagering facilities and bingo parlors. There were 172 licensed video poker truck plazas in Louisiana at December 31, 2007.

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

We compete for wagering dollars and simulcast fees with live racing and races simulcast from racetracks in other states, particularly racetracks in neighboring states such as Charles Town in West Virginia, Pimlico Race Course, Laurel Park, and Rosecroft Raceway in Maryland, and Delaware Park in Delaware. We also compete for wagering dollars with account wagering companies operating both legally and illegally in Virginia. These companies take wagers from Virginians both over the phone and the internet. We believe our agreements with three licensed account wagering companies provide us with fair compensation for their activities. We recently agreed to settle our lawsuit against Youbet.com, Inc. which should result in an agreement with a fourth licensed account wagering company. Unlicensed account wagering companies have lower costs than Colonial Downs and thus are able to attract customers in Virginia with large wagering rebates.

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

We have entered into an agreement with the VaHBPA that expires December 31, 2008.  The agreement is pending the approval of the Virginia Racing Commission, which is expected to act at its next meeting on April 16, 2008, and our current agreement with the VaHBPA extends through such date.  Our agreement with the VHHA expires December 31, 2008. In the event our VaHBPA agreement is not approved or extended or we cannot continue to renew these agreements in the future, the Virginia Racing Commission has the right to suspend our licenses to operate our racetrack and the satellite wagering facilities until agreements are in place although it has not indicated that it will do so. Although it is difficult to predict the likelihood of such an event, closure of the satellite wagering facilities would be detrimental to the horsemen’s groups as well as us since each horsemen’s group’s primary source of purse funds is its percentage of wagering at the satellite facilities.

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

Our employees are not covered by collective bargaining agreements. However, in January and February 2007, the United Food and Commercial Workers local union #7 conducted some initial organizing activities in Black Hawk by direct mail to casino employees, handouts at bus stops and personal solicitations. These efforts were directed to employees of all major casinos in Black Hawk. A small number of our employees, which we estimate to be about 22, signed up with the local as internal organizers in January and February 2007.  Since that time we have not been notified of any other employees being involved with organizing.  All union organization activity seems to have ceased in April 2007.  If this or any other union seeks to organize any of our employees, we could experience disruption in our business and incur significant costs, both of which could have a material adverse effect on our results of operation and financial condition. If a union were successful in organizing any of our employees, we could experience significant increases in our labor costs which could also have a material adverse effect on our business, financial condition, and results of operations.

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

We believe that a substantial majority of the slot machines sold in the U.S. in 2007 were manufactured by a few select companies. In addition, we believe that one company in particular provided a majority of all slot machines sold in the U.S. in 2007.

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

The “Colorado Clean Indoor Act” (the “Indoor Act”) was adopted in the Colorado legislature in March 2006. It bans smoking in virtually all public places although certain portions of gaming casinos, including gaming areas, were exempt from the Indoor Act until January 1, 2008. Compliance with the Indoor Act which now bans smoking in casinos could have a material adverse effect on our business.

Item 1B.                 Unresolved Staff Comments.

None.

Item 2.                    Properties.

See “Our Properties and Operations” in Item 1 above for a description of the location and general character of our principal properties. Each of our properties is subject to liens and encumbrances securing our senior credit facility. See Note 5 to our consolidated financial statements included elsewhere herein.

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

	As of and for the Year Ended December 31,
	2003		2004		2005		2006		2007
	(Dollars In Thousands, except Distributions per Common Share)

Statements of Operations Data:(1)
Net revenues	$184,650		$206,346		$252,247		$322,378		$349,828
Total costs and expenses	164,571		182,349		233,062		290,737		316,796
Operating income	20,079		23,997		19,185		31,641		33,032
Interest expense, net	(20,057)		(20,008)		(22,660)		(32,271)		(28,067)
Pre-payment penalties, tender and consent costs	—		—		—		(9,321)		—
Income tax (expense) benefit	—		—		(423)		103		—
Net income (loss)	$22		$3,989		$(3,898)		$(9,848)		$4,965
Balance Sheet Data (end of period):(1)
Current assets	$24,254		$29,454		$32,705		$37,065		$35,542
Total assets	247,350		259,179		298,250		350,709		355,798
Current liabilities	26,666		26,589		32,260		30,526		28,755
Long-term debt, capital lease obligations and other liabilities	152,137		158,202		194,969		284,940		298,735
Stockholder’s equity	68,547		74,388		71,021		35,243		28,308
Financial Data
Ratio of earnings to fixed charges(2)	1.00	x	1.19	x	0.85	x	0.71	x	1.16	x
Distributions per Common Share	—		—		$15,000		$22,803		$10,928

(1)	See a discussion of our recent acquisition activities in Note 4 and our debt issuances in Note 5 to the consolidated financial statements.

(2)

The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. Earnings consist of income (loss) before income taxes, plus fixed charges and amortization of capitalized interest, less interest capitalized during the period. Fixed charges consist of interest on indebtedness (whether expensed or capitalized), amortization of deferred financing costs, discounts and premiums and that portion of rental expense that we believe is representative of interest. For the years ended December 31, 2005 and 2006, we had a deficiency of $3,514 and $10,034, respectively, in earnings to fixed charges.

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

TABLE OF CONTENTS TO MANAGEMENT’S DISCUSSION AND ANALYSIS (MD&A)

Description of item

A.            Company background

We are a developer, owner and operator of gaming and pari-mutuel wagering facilities throughout the United States, with properties located in Colorado, Nevada, Louisiana and Virginia. As of December 31, 2007, we own and operate two casinos in Colorado and three casinos in Nevada, 18 video gaming truck plazas in Louisiana and a horse racing track with nine satellite wagering facilities in Virginia. In addition, we are party to an agreement that entitles us to a portion of the gaming revenues from an additional truck plaza video gaming facility.

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

B.                                    Significant transactions occurring during the year ended December 31, 2007

Rebranding of Piñon Plaza in Carson City, Nevada

On June 25, 2006, we acquired the Piñon Plaza Hotel and Casino in Carson City, Nevada.  We have made numerous modifications to the property and on January 24, 2007 we rebranded Piñon Plaza to “Gold Dust West-Carson City.”

Development and Opening of Gold Dust West-Elko in Elko, Nevada

In 2006, we entered into a land and building lease to develop a new casino in Elko, Nevada (“Gold Dust West-Elko”) that features a 13,000 square-foot casino with approximately 354 Ticket-In Ticket-Out (“TITO”) slot machines and seven table games, as well as a restaurant, sports bar and sports book.  During December 2006, we borrowed $20 million on our delayed draw term loan facility which was utilized to complete this development. The casino opened on March 5, 2007.

Acquisition of Silver Dollar Truck Plaza

On October 4, 2006, we entered into an asset purchase agreement with an unaffiliated party to acquire the Silver Dollar truck plaza in Shreveport, Caddo Parish, Louisiana (“Silver Dollar”), which was under construction.  On January 15, 2007, we agreed with the seller to operate the business and simultaneously assume the terms of its land lease.  On February 9, 2007, we began operating the convenience store and fuel operations and on March 29, 2007, we acquired Silver Dollar for $4.0 million plus acquisition costs of $0.2 million.  On September 18, 2007, Silver Dollar received approval from Louisiana gaming regulators to offer up to 50 video poker devices, and on September 28, 2007, we began operating 40 video poker devices. The purchase of this truck plaza video gaming facility was recorded using the purchase method of accounting.  See Note 4 of the consolidated financial statements.

Acquisition of Silver Fox Truck Plaza

On September 4, 2007, with funds available on our revolving credit facility, we acquired from an affiliated party, the Silver Fox truck plaza video gaming facility (“Silver Fox”) for $13.8 million.  Silver Fox is located in Denham Springs, Louisiana, and includes a restaurant, a convenience store with fuel pumps, a video poker casino and a bar.  Based on the level of fuel sales, Silver Fox can operate up to 53 video poker devices, consisting of 50 video poker devices in the truck stop casino and 3 video poker devices in the standalone bar, as allowed by Louisiana gaming regulations.

Due to the related party nature of this transaction, this truck plaza acquisition has been accounted for as a combination of entities under common control, which is similar to the pooling of interests method of accounting for business combinations.  Under this method of accounting, the acquisition has been recorded at the related party’s historical identifiable basis in the net assets acquired totaling $11.5 million.  The difference between the purchase price of $13.8 million and the net assets acquired of $11.5 million has been recorded for accounting and financial reporting purposes as a net distribution to our stockholder totaling $2.3 million and accordingly has reduced our stockholder’s equity by that net amount.  The consolidated financial statements and the accompanying management’s discussion and analysis of financial condition and results of operations presented in this Form 10-K have been retroactively adjusted to include the operations of the acquired truck plaza from December 22, 2005, which is the date the truck stop was initially acquired by the affiliated party from a third party.  See Note 4 of the consolidated financial statements.

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

When we analyze and manage our segments, we focus on several measurements that we believe provide us with the necessary ratios and key performance indicators for us to determine how we are performing versus our competition and against our own internal goals and budgets. We confer monthly and discuss and analyze significant variances in an effort to identify trends and changes in our business. We focus on EBITDA (earnings before interest, income taxes, depreciation and amortization) as one of the primary measurements of reviewing and analyzing the operating results of each segment. While we recognize that EBITDA is not a generally accepted accounting principle (i.e. it is a non-GAAP financial measure), we nonetheless believe it is useful because it allows holders of our debt and management to evaluate and compare operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Additionally, most financial analysts following the gaming industry utilize EBITDA as a financial measurement, and when our debt holders (both secured and unsecured) inquire and discuss our operational performance with us, they consistently inquire about our EBITDA performance levels versus the prior year as well as our EBITDA margins versus our competitors. Finally, EBITDA is a key component of certain financial covenants contained in our debt agreements, among other things, and as such it is a critical ingredient that we must watch in order to ensure compliance with our bank credit agreement and our note indenture covenants, measure our historical operating performance, and determine our ability to achieve future growth.

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

Colorado

Our Colorado operations consist of The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Casino (“Gilpin”), both of which are located in Black Hawk, Colorado. The competitive aspects of the market in Black Hawk continue to be a significant factor in our operations. As a result of the increased level of development activity in Black Hawk over the last few years, there were approximately 10,000 gaming devices in the city at December 31, 2007. At December 31, 2007, we had 1,447 devices in this market (993 at The Lodge and 454 at the Gilpin), which represented approximately 15% of the total devices in the Black Hawk market.

For the year ended December 31, 2007, our gross gaming revenues at The Lodge and the Gilpin totaled $106.7 million, which represented 18% of the total gaming revenues in Black Hawk. While the overall Black Hawk market in 2007 grew by 5% in gross gaming revenues, total gaming devices decreased by 1%. We managed to generate 125% efficiencies (our percentage of the gross gaming revenues divided by our percentage of the gaming devices) within the market for 2007. We follow our efficiency level very closely as we believe this is a useful measure of how well we are performing within the market.

We expect some of our previous and existing market share to be lost due to increased competition. As more properties continue to compete for their fair share of the market, our personnel costs, marketing costs, and other costs will likely increase as we attempt to keep our market share.

Nevada

Our Nevada operations consist of Gold Dust West-Reno, located in Reno, Nevada, which was acquired on January 5, 2001; Gold Dust West-Carson City, located in Carson City, Nevada, which was acquired on June 25, 2006; and our newly-developed casino, Gold Dust West-Elko, located in Elko, Nevada, which opened on March 5, 2007.

As in Colorado, our Nevada casinos operate in highly competitive markets. With the added competition from Indian Gaming in California, Northern Nevada casinos advertise themselves as “locals’ casinos.” At December 31, 2007, Reno had over 13,700 gaming devices, of which Gold Dust West-Reno had 507 devices, or 4% of the market. For the year ended December 31, 2007, our gross gaming revenues were 4% of the Reno market, with an efficiency rate of 99%.

Since its acquisition in June 2006, Gold Dust West-Carson City (formerly Piñon Plaza Resort), has undergone major renovations and changes to the operations emerging January 24, 2007 as the “new” Gold Dust West-Carson City by way of an extensive rebranding program. The Carson City area (state capital) is 30 miles south of Reno and services the areas of Dayton, Gardnerville and Minden surrounding it with a total population base of 60,000 plus. The area has approximately 4,300 gaming devices of which Gold Dust West-Carson City has 404 (9% of total devices).  For the year ended December 31, 2007, our efficiency rate was 89%. This property is expected to substantially improve its efficiency through enhanced utilization of its many unique amenities.

At December 31, 2007, Gold Dust West-Elko has 361 gaming devices, representing 11% of the total devices in the market.  For the year ended December 31, 2007, our gross gaming revenues were 8% of the Elko market, with an efficiency rate of 94%.

Louisiana

The Louisiana truck plaza video gaming facilities consist of 18 truck plazas located in Louisiana and a share in the gaming revenues of an additional truck plaza. Each truck plaza features a convenience store, fueling operations, a restaurant and up to 50 video gaming devices in the casino depending on the level of fuel sales and available space.  Our Silver Fox location has 53 video gaming devices (50 in the casino and 3 in the standalone bar), our St. Martin and Diamond locations have 48 and 47 devices, respectively, our Eunice and Silver Dollar locations each have 40 video gaming devices, and our Vinton location has 39 video gaming devices.  All other truck plaza video gaming facilities have 50 video gaming devices.

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

Our results of operations reflect the consolidated operations of all our subsidiaries. A summary of our consolidated operating results for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Revenues
Gaming:
Casino	$144,656	$121,483	$115,607
Truck stop	64,322	66,418	44,760
Pari-mutuel	41,309	39,787	35,988
Food and beverage	29,260	25,069	20,400
Convenience store—fuel	81,329	77,520	47,511
Other	20,905	18,539	11,816
Less: promotional allowances	(31,953)	(26,438)	(23,835)

Total net revenues	349,828	322,378	252,247

Costs and expenses
Gaming:
Casino	48,427	43,567	41,804
Truck stop	37,954	37,621	24,396
Pari-mutuel	32,977	32,559	31,356
Food and beverage	16,416	13,704	10,472
Convenience store—fuel	77,269	73,389	44,436
Other	16,290	15,017	8,952
Marketing, general and administrative	69,362	60,778	48,279
Abandonment costs			1,424
Termination of contract			10,367
Depreciation and amortization	18,101	14,102	11,576

Total costs and expenses	316,796	290,737	233,062

Operating income	33,032	31,641	19,185
Interest expense, net	(28,067)	(32,271)	(22,660)
Pre-payment penalties, tender and consent costs		(9,321)
Income tax benefit (expense)		103	(423)

Net income (loss)	$4,965	$(9,848)	$(3,898)

D.                                   Comparison of our operations for the year ended December 31, 2007 to the year ended December 31, 2006

All comparisons below state the 2007 results first and the 2006 results second.

Casino revenues increased to $144.7 million from $121.5 million, or 19%, due to increases at The Lodge of $10.4 million or 15% and the Gilpin of $1.5 million or 6%.  Additionally, Gold Dust West-Carson City, which was acquired on June 25, 2006, contributed $5.4 million and Gold Dust West-Elko, which opened March 5, 2007, also contributed $7.4 million.  These increases were somewhat offset by a decrease at Gold Dust West-Reno of $1.5 million due to a soft Reno market.  The increase in the casino revenues at our Colorado properties is a result of several factors.  We have expanded capital investments in our slot product over the last year, and the completion of the south entrance of The Lodge enabled us to add 60 devices and has generated increased walk-in traffic into the casino. Additionally, City of Black Hawk casino win grew 5% during 2007 compared to 2006.

Truck stop gaming revenues decreased to $64.3 million from $66.4 million, or 3%.  Hurricanes Katrina and Rita, which hit the Louisiana, Mississippi and Texas Gulf Coast in August and September 2005, respectively, disrupted riverboat and other casino competition in the region.  For the first half of 2006, our truck stops benefited from the reduction in competition as well as the population relocation from the New Orleans area. No increased business levels for similar reasons were experienced in 2007, resulting in a year-over-year decrease of $5.4 million.  This decrease is partially offset by an increase of $3.3 million due to the acquisitions of the Vinton and St. Helena locations, purchased in June and July 2006, respectively, and the installation of video gaming devices at the Silver Dollar location in September 2007.  Our truck stop gaming revenue results are consistent with the overall market decline in Louisiana.

Pari-mutuel revenues increased 4% to $41.3 million from $39.8 million.  This increase is primarily attributable to a $0.9 million increase in account wagering revenues combined with a $0.6 million increase in wagering revenues at our off track wagering facilities and racetrack.

Food and beverage revenues increased to $29.3 million from $25.1 million, or 17%.  This increase is attributable to $1.4 million generated by Gold Dust West-Carson City and $1.9 million generated by Gold Dust West-Elko, as well as increases of $0.2 million at Colonial and $0.7 million at the truck stop facilities.  Of the increase at the truck stops, $0.4 million is attributable to the addition of the Vinton and St. Helena locations in June and July 2006, respectively, $0.2 million is attributable to the St. Martin and Diamond locations and $0.1 million is attributable to all other truck stop locations combined.

Convenience store-fuel revenues increased $3.8 million or 5% to $81.3 million from $77.5 million.  The addition of the St. Helena and Silver Dollar truck stops in July 2006 and February 2007, respectively, generated $6.1 million in additional fuel revenues. This increase in fuel revenues was offset by a $2.3 million year-over-year decrease on a same store basis attributable to the following: (1) stabilized business levels during 2007 from the 2006 impact of Hurricanes Katrina and Rita, as previously mentioned and (2) new competitors having recently entered some of our markets, which negatively impacted our fuel revenues. Our average selling price of fuel increased from $2.57 per gallon in 2006 to $2.74 per gallon in 2007.

Other revenues, which are comprised of our convenience store and hotel operations, increased to $20.9 million from $18.5 million, or 13%.  The increase is attributable to Gold Dust West-Carson City which was acquired on June 25, 2006 and contributed $1.5 million, an increase of $0.7 million primarily due to the Vinton, St. Helena and Silver Dollar truck stops which were acquired in June 2006, July 2006 and February 2007, respectively, and increases of $0.1 million at The Lodge and $0.1 million at Gold Dust West-Elko.

Promotional allowances increased 21% to $32.0 million from $26.4 million.  The increase is attributable to an increase in promotional allowances at the truck stops of $0.9 million, The Lodge of $1.8 million, the Gilpin of $0.3 million, and $0.4 million at Gold Dust West-Reno, while Gold Dust West-Carson City contributed $1.1 million and Gold Dust West-Elko also contributed $1.1 million.  The increase at the truck stops is primarily due to complimentary food and beverage sales at the recently acquired locations.

Casino expenses increased $4.9 million or 11% to $48.4 million from $43.5 million. Of this increase, $2.0 million is due to the addition of Gold Dust West-Carson City and $3.1 million is due to the addition of Gold Dust West-Elko.  Additionally, casino expenses increased by $0.9 million at The Lodge offset by decreases of $0.7 million at the Gilpin and $0.4 million at Gold Dust West-Reno.

Truck stop gaming expenses increased to $38.0 million from $37.6 million.  The 2007 video gaming expenses from the Vinton and St. Helena locations purchased in June and July 2006, respectively, and the installation of video gaming devices at the Silver Dollar location in September 2007 account for an increase of $2.2 million.  This increase is partially offset by a year-over-year decrease of $1.8 million due to increased business levels during the first half of 2006 as a result of Hurricanes Katrina and Rita, which hit the Louisiana, Mississippi and Texas Gulf Coast in August and September 2005, respectively, disrupting riverboat and other competition in the region.  No such increased business levels were experienced in 2007.

Pari-mutuel costs and expenses increased to $33.0 million from $32.6 million.  The $0.4 million increase is primarily attributable to pari-mutuel taxes and other direct expenses associated with increased pari-mutuel revenues, somewhat offset by a decrease in track materials costs resulting from a one-time purchase in 2006.

Food and beverage costs and expenses increased to $16.4 million from $13.7 million, or 20%. The addition of Gold Dust West-Carson City provided $1.3 million, Gold Dust West-Elko provided $1.2 million, the remaining three casinos increased by a total of $0.1 million, and an increase of $0.1 million at the truck stops.

Convenience store-fuel expenses increased by $3.9 million or 5% to $77.3 million from $73.4 million.  The addition of the St. Helena and Silver Dollar truck stops in July 2006 and February 2007, respectively, generated $6.0 million in additional fuel expenses. This increase in fuel expenses was offset by a $2.1 million year-over-year decrease on a same store basis attributable to two factors: (1) stabilized business levels during 2007 from the 2006 impact of Hurricanes Katrina and Rita, as previously mentioned, and (2) new competitors having recently entered some of our markets, which negatively impacted fuel volumes. The average cost of fuel increased from $2.43 per gallon in 2006 to $2.60 per gallon in 2007.

Other costs and expenses increased to $16.3 million from $15.0 million and were primarily attributable to the addition of hotel operations at Gold Dust West-Carson City, which was acquired on June 25, 2006, and convenience store-other costs generated by the addition of the St. Helena and Silver Dollar truck stops in July 2006 and February 2007, respectively.

Marketing, general and administrative expenses increased $8.6 million or 14% to $69.4 million from $60.8 million.  This increase is the result of the addition of our Gold Dust West-Carson City casino which accounted for $3.8 million of the increase and our Gold Dust West-Elko casino which also accounted for an increase of $3.8 million, as well as increases at The Lodge of $2.1 million, Gilpin of $1.1 million, Colonial of $0.8 million, and the truck stops of $0.8 million, offset by decreases of $3.3 million in corporate overhead expenses and $0.5 million at Gold Dust West-Reno.  The increased marketing costs at our operating units drove increased revenues for all segments.  The increase at our two new Nevada casinos was substantially due to expenses incurred in launching and rebranding the casinos with the Gold Dust West name.  The increase at Colonial is primarily attributable to a $0.6 million increase in marketing costs related primarily to the national television broadcast of the 2007 Virginia Derby combined with a $0.6 million increase in non-recurring lobbying costs, partially offset by decreased security costs, the 2006 write-off of assets under renovation, and the one-time accrual for the Virginia Thoroughbred Association’s share of account wagering in 2006. The increase at the truck stops was primarily due to the addition of office space and additional staff to accommodate expansion.  The $3.3 million net decrease in our corporate overhead was primarily the result of 2006 political campaign costs incurred in Ohio to support a constitutional amendment that would have allowed slot machines at the state’s existing racetracks and two locations in downtown Cleveland.

Depreciation and amortization expense increased to $18.1 million from $14.1 million.  Of this increase, $1.1 million is attributable to the acquisition of Gold Dust West-Carson City and $2.0 million is attributable to Gold Dust West-Elko.  Additionally, The Lodge increased by $0.5 million primarily due to the new south entrance, corporate increased by $0.2 million due to capital asset purchases, and increases were experienced of $0.1 million at the Gilpin and $0.1 million at the truck stops.

Net interest expense decreased $4.2 million or 13% to $28.1 million from $32.3 million.  As a result of our debt refinancing during June 2006, we wrote off $5.7 million in financing fees and $1.9 million of note issue discount, partially offset by the write off of $1.5 million of note issue premium, on the debt refinanced. This net decrease is somewhat offset by an increase in additional debt outstanding during the year ended December 31, 2007 compared to the year ended December 31, 2006, partially offset by lower effective interest rates as a result of the refinancing transactions which occurred in June 2006.

Pre-payment penalties, tender and consent costs in the amount of $9.3 million were incurred during June 2006.  These costs represented the premium required to purchase the senior secured notes in 2006, prior to their maturity in 2009 and consent solicitation fees and expenses as part of the tender offer for such notes.  No comparable transaction occurred during 2007.

For the year ended December 31, 2006, we received a tax refund for a portion of an income tax charge incurred during 2005, resulting in an income tax benefit of $0.1 million.  No comparable transaction occurred during 2007.

E.            Comparison of our operations for the year ended December 31, 2006 to the year ended December 31, 2005

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

Truck plaza gaming revenues in our Louisiana segment increased $21.7 million or 48% for the year ended December 31, 2006 compared to the year ended December 31, 2005. Approximately $5.2 million of the increase is from the two new truck stop video gaming locations in Eunice and Jefferson parish where video gaming operations commenced the first and third quarters of 2005, respectively and therefore reflects only a partial year’s operations. The 2006 video gaming revenues from the Silver Fox, Fuel Stop 36 and Larose truck stops, all purchased in December 2005, account for $10.4 million of the increase. Hurricane Rita, which hit the Louisiana/Texas Gulf Coast on September 24, 2005, caused the permanent closure of two of four competing truck stop video gaming facilities near the Cash Magic Vinton location resulting in increased revenues at that location of $1.3 million. The Vinton and St. Helena locations, purchased in June and July 2006, respectively, account for $2.8 million of the increase. The remaining increase of $2.0 million is the result of increased business levels due to the population relocation after Hurricane Katrina devastated the New Orleans area in August 2005.

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

Food and beverage revenues increased $4.7 million or 23% from $20.4 million to $25.1 million for the year ended December 31, 2005 as compared to the year ended December 31, 2006, respectively. This increase is attributable to $1.8 million generated by Gold Dust West-Carson City and increases of $0.3 million at Colonial and $3.1 million at the truck stop facilities, partially offset by decreases of $0.3 million at Gold Dust West-Reno, $0.1 million at The Lodge and $0.1 million at the Gilpin. The decreases at the Gold Dust West-Reno, The Lodge and the Gilpin are attributable to a decrease in complimentary food offers to our customers. The increase at Colonial is primarily attributable to the new off track wagering facilities opened in Martinsville, Chesapeake and Scott County, Virginia in August 2005, October 2005 and January 2006, respectively. Of the increase at the truck stops, $2.6 million is attributable to the purchases of Silver Fox, Fuel Stop 36 and Larose in December 2005 and the purchases of the Vinton and St. Helena locations in June and July 2006, respectively. The remaining increase is the result of increased business levels due to the population relocation after Hurricane Katrina devastated the New Orleans area in August 2005.

Convenience store fuel revenues increased $30.0 million or 63% from $47.5 million to $77.5 million for the year ended December 31, 2005 compared to the year ended December 31, 2006. The December 2005 acquisitions of the Silver Fox, Fuel Stop 36 and Larose truck stops account for $16.1 million of the increase. Fuel sales from the St. Helena location purchased in July 2006 resulted in $1.6 million of the increase. Hurricane Rita, which hit the Louisiana/Texas Gulf Coast on September 24, 2005, caused the permanent closure of two of four competing truck stop video gaming facilities near the Cash Magic Vinton location resulting in increased revenues at that location of $2.5 million. The remaining increase of $9.8 million is the result of increased business levels due to the population relocation after Hurricane Katrina devastated the New Orleans area in August 2005 and an increase in the average selling price of fuel from $2.24 per gallon to $2.57 per gallon.

Other revenues, which are comprised of our convenience store and hotel operations, increased $6.7 million or 57% from $11.8 million for the year ended December 31, 2005 to $18.5 million for the year ended December 31, 2006. Convenience store-other revenues increased $4.5 million or 73% for the year ended December 31, 2006 compared to the year ended December 31, 2005. The 2006 revenues from the Silver Fox, Fuel Stop 36 and Larose truck stops all purchased in December 2005 account for $3.4 million of the increase, and the St. Helena location purchased in July 2006 provided an additional $0.3 million. The remaining increase totaling $0.8 million is the result of increased business levels due to the population relocation after Hurricane Katrina devastated the New Orleans area in August 2005. Hotel and other revenues increased $2.2 million or 39% for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase is primarily attributable to Gold Dust West-Carson City which was acquired on June 25, 2006 and contributed $2.0 million, and a $0.3 million increase at The Lodge, somewhat offset by a decrease of $0.1 million at Gold Dust West-Reno. The increase at The Lodge is attributable to an increase in the average number of rooms available to our customers as our rooms were closed for approximately 20 days for remodeling in 2005 and we have increased our complimentary hotel rooms provided to customers.

Promotional allowances increased $2.6 million or 11% from $23.8 million for the year ended December 31, 2005 to $26.4 million for the year ended December 31, 2006. The increase is primarily associated with an increase in promotional allowances at The Lodge of $0.5 million, an increase at the truck stops of $1.4 million and an increase at Gold Dust West-Carson City of $0.9 million, somewhat offset by a decrease of $0.2 million at Gold Dust West-Reno. The increase at The Lodge is attributable to increased hotel and beverage complimentaries and an increase in cash back incentives to players.  The decrease at Gold Dust West-Reno is attributable to a decrease in complimentary food provided to our customers. Of the increase at the truck stops, $0.6 million is due to complimentary food and beverage sales at Jefferson which opened third quarter 2005; Silver Fox, Fuel Stop 36 and Larose which were all purchased in December 2005; and the Vinton and St. Helena locations which were purchased in June and July 2006, respectively. The remaining $0.8 million is the result of increased business levels due to the population relocation after Hurricane Katrina devastated the New Orleans area in August 2005.

Casino expenses increased $1.8 million or 4% from $41.8 million to $43.6 million for the year ended December 31, 2005 compared to the year ended December 31, 2006. This increase is a result of the addition of Gold Dust West-Carson City which had $1.9 million of casino expense and an increase at The Lodge of $0.3 million, offset by decreases at Gold Dust West-Reno of $0.3 million and the Gilpin of $0.1 million. The increase in The Lodge’s casino expense is due to increased gaming taxes (due to increased gaming revenues) and an increase in food and beverage charged to casino expenses for promotions. The decreases in casino expenses at the Gold Dust West-Reno and the Gilpin are primarily due to a decrease in complimentary costs associated with the food and beverage complimentary sales provided to our guests during the year ended December 31, 2006 compared to same period of 2005.

Truck stop gaming expenses increased $13.2 million or 54% for the year ended December 31, 2006 compared to the year ended December 31, 2005. Of the increase, $3.1 million is from the two new truck stop video gaming locations in Eunice and Jefferson parish where video gaming operations commenced the first and third quarters of 2005, respectively. The 2006 video gaming expenses from the Silver Fox, Fuel Stop 36 and Larose truck stops, all purchased in December 2005, account for $5.7 million of the increase and an additional increase of $1.9 million is from the Vinton and St. Helena truck stops purchased in June and July 2006, respectively. Hurricane Rita, which hit the Louisiana/Texas Gulf Coast on September 24, 2005, caused the permanent closure of two of four competing truck stop video gaming facilities near the Cash Magic Vinton location resulting in increased expenses at that location of $0.6 million. The remaining $1.9 million increase is the result of increased business levels due to the population relocation after Hurricane Katrina devastated the New Orleans area in August 2005.

Pari-mutuel costs and expenses increased $1.2 million or 4% from $31.4 million to $32.6 million for the year ended December 31, 2005 compared to the year ended December 31, 2006. The increase is primarily attributable to the new off track wagering facilities opened in Martinsville, Chesapeake and Scott County, Virginia in August 2005, October 2005 and January 2006, respectively, combined with increased live racing expenses resulting from the Maryland Jockey Club (“MJC”) management contract buyout, offset by a decrease resulting from the elimination of the MJC management fees.

Food and beverage costs and expenses increased $3.2 million or 31% for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase is attributable to $1.6 million at Gold Dust West-Carson City, a $0.3 million increase at Colonial and a $1.7 million increase at the truck stop facilities. The food and beverage costs for the new Silver Fox, Fuel Stop 36 and Larose truck stops, all purchased in December 2005, account for the truck stop increase. These increases were partially offset by decreases at The Lodge of $0.3 million and the Gilpin of $0.1 million. The decreases at The Lodge and Gilpin are associated to an increase in complimentary costs associated to food and beverage promotions charged to casino operations.

Convenience store-fuel expenses increased $29.0 million or 65% for the year ended December 31, 2006 compared to the year ended December 31, 2005. The 2006 fuel expenses from the Silver Fox, Fuel Stop 36 and Larose truck stops purchased in December 2005 account for $15.4 million of the increase, and $1.6 million of the increase is the result of the St. Helena truck stop which was purchased in July 2006. Hurricane Rita, which hit the Louisiana/Texas Gulf Coast on September 24, 2005, caused the permanent closure of two of four competing truck stop video gaming facilities near the Cash Magic Vinton location resulting in increased expenses at that location of $2.5 million. The remaining increase of $9.5 million is the result of increased business levels due to the population relocation after Hurricane Katrina devastated the New Orleans area in August 2005 and an increase in the average cost of fuel from $2.08 per gallon to $2.43 per gallon.

Other costs and expenses increased $6.1 million or 68% for the year ended December 31, 2006 compared to the year ended December 31, 2005. The 2006 convenience store expenses from the Silver Fox, Fuel Stop 36 and Larose truck stops purchased in December 2005 account for $3.8 million of the increase, and the addition of the St. Helena location in July 2006 accounts for $0.4 million of the increase. The remaining increase of $1.5 million is the result of increased business levels due to the population relocation after Hurricane Katrina devastated the New Orleans area in August 2005. Hotel expenses increased $0.4 million for the year ended December 31, 2006 compared to the year ended December 31, 2005 and were primarily attributable to the addition of hotel operations at Gold Dust West-Carson City, which was acquired on June 25, 2006.

Marketing, general and administrative expenses increased $12.5 million or 26% for the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase is the result of the addition of our Gold Dust West-Carson City casino which accounted for $3.8 million of the increase, as well as increases at The Lodge of $0.1 million, Gold Dust West-Reno of $0.2 million, Gold Dust West-Elko of $0.5 million, Colonial of $0.4 million, truck stops of $3.2 million and corporate overhead expenses of $4.4 million. These increases were offset by a decrease at the Gilpin of $0.1 million.  The increased marketing costs at our operating units drove increased revenues for all segments. The decrease at the Gilpin is primarily related to a reduction in bussing costs. The increase at the truck stops was primarily due to the addition of corporate office space and additional corporate staff to accommodate expansion. The increase in our corporate overhead was the result of political campaign costs of $3.3 million, the write off of feasibility costs associated to the Dakota Works project of $0.4 million, an increase in professional accounting fees of $0.2 million, consulting fees of $0.5 million, travel expenses of $0.4 million and other net operating costs of $0.1 million, offset by a reduction in labor costs of $0.5 million.

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

Depreciation and amortization expense increased $2.5 million from $11.6 million to $14.1 million for the year ended December 31, 2005 compared to the year ended December 31, 2006, respectively. Approximately $1.6 million of the increase is attributable to the acquisitions of Gold Dust West-Carson City, Silver Fox, Fuel Stop 36, Larose, Vinton and St. Helena. The balance of the increase is attributable to purchases of assets at all other locations.

Net interest expense increased $9.6 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The increase is primarily attributable to the issuance of $23 million in additional senior secured notes in conjunction with the acquisition of three video gaming truck plaza facilities in March 2005, additional borrowings for acquisitions made in June and July 2006, the write off of $5.7 million and $1.9 million in financing fees and note issue discount on the debt refinanced, as previously discussed. These increases were partially offset by the write off of note issue premium of $1.5 million in conjunction with the debt refinancing.

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

F.             Segment information for the three years ended December 31, 2007

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

The following is a summary of the net revenues, costs and expenses and EBITDA, for the three years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	For the Years Ended December 31,
	2007	2006	2005
NET REVENUES
Colorado:
The Lodge	$76,051	$67,315	$67,428
Gilpin	23,323	22,245	20,986
Total Colorado	99,374	89,560	88,414
Nevada:
Gold Dust West-Reno	20,986	22,893	22,331
Gold Dust West-Carson City	13,833	6,517
Gold Dust West-Elko	8,243
Total Nevada	43,062	29,410	22,331
Louisiana	161,070	158,859	100,535
Virginia	46,322	44,549	40,967
Total Net Revenues	349,828	322,378	252,247

COSTS AND EXPENSES (excluding depreciation and amortization, net interest expense and income taxes)
Colorado:
The Lodge	49,359	46,286	46,166
Gilpin	16,594	16,158	16,497
Total Colorado	65,953	62,444	62,663
Nevada:
Gold Dust West-Reno	13,794	14,675	16,228
Gold Dust West-Carson City	15,064	7,664
Gold Dust West-Elko	8,567	499
Total Nevada	37,425	22,838	16,228
Louisiana	141,771	135,747	82,956
Virginia	44,921	43,686	51,993
Net corporate overhead	8,625	21,241	7,646
Total Costs and Expenses	298,695	285,956	221,486

EBITDA
Colorado:
The Lodge	26,692	21,029	21,262
Gilpin	6,729	6,087	4,489
Total Colorado	33,421	27,116	25,751
Nevada:
Gold Dust West-Reno	7,192	8,218	6,103
Gold Dust West-Carson City	(1,231)	(1,147)
Gold Dust West-Elko	(324)	(499)
Total Nevada	5,637	6,572	6,103
Louisiana	19,299	23,112	17,579
Virginia	1,401	863	(11,026)
Net corporate overhead	(8,625)	(21,241)	(7,646)

Total EBITDA	$51,133	$36,422	$30,761

See Sections D and E above which provide explanations regarding the fluctuations in our revenues and costs and expenses by property and segment.

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure, to our net income (loss), a GAAP financial measure (dollars in thousands):

Year Ended December 31, 2007	EBITDA	Depreciation and Amortization	Interest Expense, net	Income Tax Expense	Net Income (Loss)
Colorado:
The Lodge	$26,692	$4,318	$6,884		$15,490
Gilpin	6,729	1,854	1,891		2,984
Total Colorado	33,421	6,172	8,775		18,474
Nevada:
Gold Dust West-Reno	7,192	1,520	2,605		3,067
Gold Dust West-Carson City	(1,231)	1,819	1,521		(4,571)
Gold Dust West-Elko	(324)	1,974	1,790		(4,088)
Total Nevada	5,637	5,313	5,916		(5,592)
Louisiana	19,299	3,848	4,774		10,677
Virginia	1,401	2,065	486		(1,150)
Corporate overhead	(8,625)	703	8,116		(17,444)
TOTAL	$51,133	$18,101	$28,067		$4,965

Year Ended December 31, 2006	EBITDA	Depreciation and Amortization	Interest Expense, net	Income Tax Benefit	Net Income (Loss)
Colorado:
The Lodge	$21,029	$3,810	$10,049		$7,170
Gilpin	6,087	1,725	3,045		1,317
Total Colorado	27,116	5,535	13,094		8,487
Nevada:
Gold Dust West-Reno	8,218	1,539	3,822		2,857
Gold Dust West-Carson City	(1,147)	727	814		(2,688)
Gold Dust West-Elko	(499)		86		(585)
Total Nevada	6,572	2,266	4,722		(416)
Louisiana	23,112	3,712	4,363		15,037
Virginia	863	2,069	549		(1,755)
Corporate overhead (1)	(21,241)	520	9,543	$103	(31,201)
TOTAL	$36,422	$14,102	$32,271	$103	$(9,848)

Year Ended December 31, 2005	EBITDA	Depreciation and Amortization	Interest Expense, net	Income Tax Expense	Net Income (Loss)
Colorado:
The Lodge	$21,262	$3,372	$8,310		$9,580
Gilpin	4,489	1,645	2,580		264
Total Colorado	25,751	5,017	10,890		9,844
Gold Dust West-Reno (2)	6,103	1,691	3,126		1,286
Louisiana	17,579	2,958	3,202		11,419
Virginia (3)	(11,026)	1,685	236		(12,947)
Corporate overhead	(7,646)	225	5,206	$423	(13,500)
TOTAL	$30,761	$11,576	$22,660	$423	$(3,898)

(1)

Included in corporate overhead for 2006 are $9.3 million in pre-payment penalties, tender and consent costs for our debt refinancing and $3.3 million we expended to pursue a constitutional amendment in Ohio to allow slot machines at the seven existing racetracks and two locations in downtown Cleveland.

(2)	Included in Gold Dust West-Reno for 2005 is a $1.4 million non-cash abandonment charge which represented the allocated net book value of a stand-alone portion of its L-wing.

(3)	Included in Virginia for 2005 is $10.4 million that was expensed related to the management contract termination.

G.                                    Liquidity and capital resources—December 31, 2007

As of December 31, 2007, we had cash and cash equivalents of $24.4 million compared to $24.3 million in cash and cash equivalents as of December 31, 2006. The increase is the result of $29.1 million cash provided by operating activities, $33.3 million cash used in investing activities, and $4.3 million provided by financing activities, which is further discussed below.  Our primary sources of liquidity are cash provided by operating activities and external borrowings.  Our primary uses of cash are for capital improvements, development and acquisitions.

The cash used in investing activities during 2007 was primarily the result of property and equipment additions totaling $29.3 million, which is comprised of $12.2 million for the development of Gold Dust West-Elko, $1.0 million for the south entrance of The Lodge and $2.8 million for acquisition related improvements at Gold Dust West-Carson City.   Additionally, ongoing capital investments at our existing properties totaled $13.3 million for the year ended December 31, 2007.  Finally, on March 29, 2007, we acquired the Silver Dollar truck plaza facility from an unrelated third party for $4.2 million.

The cash provided by financing activities during 2007 was primarily the result of net borrowings on the revolving senior credit facility totaling $23.5 million, offset by distributions to stockholders totaling $17.4 million.  The distributions to stockholders were primarily the result of the acquisition of the Silver Fox truck plaza facility from a related party.

As of December 31, 2007, we have $16.5 million available on our $40 million revolving senior credit facility for acquisitions, capital expenditure programs and working capital. The revolving senior credit facility carries an interest rate of 3.00% above LIBOR and expires in June 2011. As of December 31, 2007, our total debt approximates $299.3 million. Our future liquidity, which includes our ability to make semi-annual interest payments on June 15 and December 15 of each year, depends upon our future operational success.

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

We believe that our cash flow from operations, cash and cash equivalents and our $40 million senior revolving credit facility discussed above will be adequate to meet our debt service obligations and operational expenditures, as well as our capital expenditure requirements for the next twelve months. Capital expenditures for 2008, excluding development projects, are projected to be approximately $13 million. While we believe these sources will provide us sufficient liquidity over the next twelve months, we can give no assurance that these sources of cash will be sufficient to enable us to do so. Further, in addition to our normal capital expenditure requirements, we anticipate that we will pursue the acquisition of other properties and continue to engage in the pursuit of new development opportunities. It is possible that we may need to enter into new financing arrangements and raise additional capital in the future if we are unable to generate sufficient cash to sustain expansion. Our ability to incur additional debt is further restricted by the terms and covenants of our senior secured bank credit facility and senior unsecured notes. We can give no assurance that we will be able to raise any capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, and therefore heighten the related risks we currently face.

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

The following table provides disclosure concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of December 31, 2007.

		Less than 1	1-3	4-5	After 5
	Total	Year	Years	Years	Years
	(Dollars in Thousands)
Long-term debt(1)	$454,279	$28,080	$55,948	$129,538	$240,713
Capital lease obligations	9,756	619	1,921	994	6,222
Operating leases(2)	37,651	2,615	4,878	3,177	26,981
Other long-term obligations(3)	24,309	1,845	3,539	2,675	16,250
Total contractual cash obligations	$525,995	$33,159	$66,286	$136,384	$290,166

(1)

Long-term debt includes principal and interest owing under the terms of our senior unsecured notes, our senior secured credit facility, the Black Hawk special assessment bonds and indebtedness of Colonial.

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

In addition, we have the following commitments and obligations:

•

JEI, through its subsidiary Colonial, has entered into an agreement with a totalisator company, which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications. On March 16, 2005, Colonial entered into an amendment with the totalisator company that extends the term of the agreement to 2012, provides replacement equipment for the existing equipment, and increases the rate to .385% of handle up to $270 million in handle. Handle above $270 million is charged a rate of .345%. The amendment also provides for a minimum charge per calendar year of $210,000.

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

Property and equipment

We have a significant investment in long-lived property and equipment, representing approximately 70% of our total assets, which includes the recent acquisitions of Gold Dust West-Carson City, Gold Dust West-Elko and the video gaming truck stops. We estimate that the undiscounted future cash flows expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimate of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results. We review the carrying value of our property and equipment when events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use. Further, we assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each class of assets. Should the actual useful life of a class of assets differ from the estimated useful life, we would record an impairment charge. We review useful lives and obsolescence and assess the commercial viability of our assets periodically.

Goodwill and other intangible assets

We have $46.7 million in goodwill recorded on our consolidated balance sheet resulting from the acquisition of businesses. We do not have any other nonamortizing intangible assets on our consolidated balance sheet. We annually review our goodwill for impairment. The annual evaluation of goodwill requires the use of estimates about future operating results of each reporting unit to determine its estimated fair value. Changes in forecasted operations can materially affect these estimates. Once an impairment of goodwill has been recorded, it cannot be reversed.

Our three reporting units with goodwill balances at December 31, 2007 are Colorado ($6.7 million), Nevada ($9.0 million) and Louisiana ($31.0 million). There is no goodwill recorded in our Virginia reporting unit. We performed our most recent annual impairment test for these reporting units as of September 30, 2007. Our annual impairment test included an analysis of the gaming industry overall as well as an analysis of the specific locations in which we operate. We determined the fair values for each of these reporting units using both the market approach (recent comparable transactions from which we derived an applicable valuation multiple) and the income approach (net present value of our anticipated future cash flows). These fair values were then compared to the carrying values for the respective reporting unit and we determined that goodwill is not impaired at any of our reporting units. Furthermore, if the fair value of these reporting units declined by 10%, no goodwill impairment would exist.

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

On June 16, 2006, we issued $210 million of 9¾% senior unsecured notes due in 2014 and we issued $40 million in a secured, term loan financing.  The proceeds of these two issuances were used to finance acquisitions, refinance existing debt and for working capital purposes. Additionally, during December 2006, we borrowed $20 million on the secured, delayed draw term loan facility which was used to complete the development of our new casino in Elko, Nevada. We have available a secured revolving facility of $40 million, of which $23.5 million is outstanding as of December 31, 2007, and our senior secured term loan debt, of which $59.2 million is outstanding as of December 31, 2007, bearing interest at a blended rate approximating 7.56% at December 31, 2007. The senior unsecured notes bear interest at a fixed rate of 9¾%.

If market interest rates increase, our cash requirements for interest on the senior secured credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior secured credit facility balance would also decrease. There would be an approximate change in our cash requirements of $0.6 million annually for interest should market rates increase or decrease by 10% compared to interest rate levels at December 31, 2007.

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

Item 9.                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

Not applicable.

Item 9A(T).           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                Other Information.

There is no information we were required to report on Form 8-K during our fourth fiscal quarter of the year ended December 31, 2007 that was not so reported.

Item 10.                Directors, Executive Officers and Corporate Governance.

The following table provides information regarding our directors and executive officers and key employees of Black Hawk Gaming, Colonial and the Louisiana properties as of March 1, 2008:

Name	Age	Position
Jeffrey P. Jacobs	54	Chief Executive Officer, Secretary, Treasurer and Chairman of the Board
Richard E. Jacobs	82	Director
Stephen R. Roark	60	President
Ian M. Stewart	53	President of Pari-Mutuel Wagering Operations
Michael T. Shubic	54	Chief Operating Officer
Brett A. Kramer	39	Chief Financial Officer
Stanley Politano	58	Executive Vice President

Jeffrey P. Jacobs is our Chairman, Chief Executive Officer, Secretary and Treasurer and a director. From 1996 to 2007, he served as Chairman and Chief Executive Officer of Diversified Opportunities Group Ltd. (“Diversified”), a company co-founded by Mr. Jacobs and his father, Richard E. Jacobs, and based in Cleveland, Ohio, that has investments in gaming companies and ventures. Jacobs Entertainment, Inc. acquired Diversified on February 22, 2002 and it was dissolved in 2007. From 1975 to present, Mr. Jacobs has also served as Chairman and Chief Executive Officer of Jacobs Investments, Inc., a company which owns all of our equity securities and which is also engaged in the development, construction and operation of residential and commercial real estate projects in Ohio. He is also involved in a variety of private equity transactions and investments. Mr. Jacobs served in the Ohio House of Representatives from 1982 until 1986. He is also Chairman and Chief Executive Officer of Colonial, and Chairman and Chief Executive Officer of Black Hawk Gaming.

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

Michael T. Shubic has been our Chief Operating Officer since July 1, 2006. From December 1, 2002 when he joined us until his appointment as our Chief Operating Officer, he served as our Vice President of Operations. From 2000 to 2002, Mr. Shubic was Vice President and General Manager of the Isle of Capri Black Hawk Casino in Black Hawk, Colorado. From 1997 to 2000, as a private individual, he explored and participated in various aspects of the golf industry, including education, sales and management. From 1984 to 1997, Mr. Shubic was employed by several gaming companies in Las Vegas and Reno, Nevada, Joliet, Illinois, and Nassau, Bahamas. His positions included general manager, casino administrator, customer analysis manager, casino credit manager and food and beverage manager. Mr. Shubic holds a B.S. degree in Hotel Administration from the University of Nevada.

Brett A. Kramer has been our Chief Financial Officer since December 5, 2006. He has been employed by us and certain of our predecessor subsidiaries for 13 years. He was responsible for overseeing accounting managers and controllers of our multi-state operating subsidiaries, over 30 in all. He has also been involved in developing our system of internal controls in order to comply with various gaming regulations and provisions of the Sarbanes-Oxley Act of 2002. Mr. Kramer was a staff and senior accountant for five years with Deloitte & Touche, LLP. He graduated with a degree in accounting from the University of Colorado in 1990 and is a Certified Public Accountant in Colorado.

Stanley Politano is our Executive Vice President and has been with the Company and its predecessor, Black Hawk Gaming & Development Company, Inc. since 1994. He is a former officer and director of Black Hawk Gaming.  He currently serves on our Company’s Nevada Compliance Committee and our Audit and Disclosure Committee.  Mr. Politano received his B.S. degree in Business, majoring in finance, from the University of Colorado in 1972.  He has 22 years of experience in the securities industry, in both retail and wholesale organizations.  He has worked for Rauscher Pierce Securities Corporation and Prudential-Bache Securities, Inc. and was a vice president with E.F. Hutton & Company, Inc. and Hanifen Imhoff Securities Corporation.

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

The following table sets forth information regarding the compensation paid by us to each of the following individuals for services rendered in all capacities for the years indicated:

Name and Principal Position(1)	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation (2)(3)	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Jeffrey P. Jacobs	2007 2006 2005	500,000 500,000 500,000	167,000 250,000 250,000					1,609,000 1,513,000 450,000	2,276,000 2,263,000 1,200,000

Stephen R. Roark	2007 2006 2005	406,134 370,529 350,000	129,188 140,000 107,000						535,322 510,529 457,000

Ian M. Stewart	2007 2006 2005	282,392 264,769 250,000	75,000 50,000 75,000						357,392 314,769 325,000

Michael T. Shubic	2007 2006 2005	314,192 272,445 242,000	93,303 105,000 73,000						407,495 377,445 315,000

Brett A. Kramer	2007 2006 2005	205,320 166,921 137,845	64,594 70,000 30,000						269,914 236,921 167,845

Stanley Politano	2007 2006 2005	159,239 150,951 125,267	47,369 54,250 25,891						206,608 205,201 151,158

(1)	See Item 10 above which describes the principal positions of the named executives.

(2)	See Item 13 below which describes consulting fees paid to Jacobs Investment Management Co., Inc., an affiliate of Mr. Jacobs.

(3)

Also see Item 13 below that describes distributions to our owners totaling $16,392,000 during 2007, $34,205,000 during 2006 and $22,500,000 during 2005, which directly and indirectly benefited our Chief Executive Officer.

Employment Agreements

Each of our five executive officers, except our CEO, Jeffrey P. Jacobs, is a party to an Executive Employment Agreement as follows:

			Base Salary
Name	Title	Effective Date	Year One	Year Two	Year Three

Stephen R. Roark	President	December 5, 2006	$400,000	$450,000	$475,000

Michael T. Shubic	Chief Operating Officer	July 1, 2006	300,000	325,000	350,000

Ian M. Stewart	President of Pari-Mutuel Wagering Operations	August 1, 2006	275,000	287,500	300,000

Brett A. Kramer	Chief Financial Officer	December 5, 2006	200,000	225,000	250,000

Stanley Politano	Executive Vice President	December 5, 2006	155,000	165,000	175,000

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

Director Compensation

We have two directors, Jeffrey P. Jacobs, who is also our CEO, and Richard E. Jacobs, his father. In 2007, Richard E. Jacobs was paid $250,000 for his service as a director. Our directors receive no other compensation for their services as directors.

As explained in Item 13 below, our stockholders received compensation from us in 2007 as a result of amounts accounted for as distributions under generally accepted accounting principles resulting from the sale of a certain Louisiana truck stop to us for an amount greater than the stockholder’s identifiable cash cost therein. Distributions to our stockholders totaled $16,392,000 in 2007.

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

During 2007, there were no interlocking relationships between any member of our board of directors and any of our executive officers that would be required to be disclosed under Item 407(e)(4) of Regulation S-K.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 1, 2008, there were 1,500 shares of our common stock outstanding divided into 1,320 Class A shares and 180 Class B shares. The shares are equal in all respects except that each Class B share entitles the holder to 50,000 votes on each matter required to be voted upon by our shareholders. We have no equity compensation, stock option or similar plans relating to our equity securities. All 1,500 shares (100%) of our issued and outstanding common stock are owned by Jacobs Investments, Inc., a Delaware corporation (“JII”).

The following table sets forth certain information regarding the beneficial ownership of JII’s common stock as of March 1, 2008, for each stockholder who is known by us to own beneficially more than 5% of JII’s common stock.

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

Item 13.                                                    Certain Relationships and Related Transactions and Director Independence.

In order to assist us in our efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, we entered into an agreement with Premier One Development Company effective October 1, 1997. On May 9, 2000, Premier merged into Jacobs Investments Management Co. Inc. (“JIMCO”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two former directors of Colonial. The agreement was renewed on January 2, 2003 for a period of nine years, at $450,000 per year, payable on January 15 of each year. On June 16, 2006, the agreement was amended and restated retroactive to January 1, 2006 for a period of 20 years, at $1.25 million per year payable in two equal installments of $625,000 on January 1st and July 1st each year plus two and one-half percent (2.5%) of budgeted development costs for projects undertaken by us, if certain debt covenant ratios are met. Total incurred under this agreement with JIMCO was $1,609,000, $1,513,000 and $450,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

We provide monthly management and accounting services for various truck stops owned by an affiliate of Jeffrey P. Jacobs and the Trusts. Total charges to the affiliate for these management services totaled $1,035,000, $302,000, and $64,000 for the years ended December 31, 2007, 2006, and 2005, respectively. Additionally, we provide shared services such as a branded fuel card that can be used at the truck stops owned both by us and the affiliate, and repair parts purchased by the affiliate from us. These transactions result in receivables from and payables to our affiliate. As of December 31, 2007, these transactions resulted in net payables to affiliate totaling $435,000, and as of December 31, 2006, these transactions resulted in net receivables from affiliate totaling $1,491,000. We expect to continue to render management and accounting services to the affiliate in the future. We believe the fees paid to us are no less favorable to us than those that would be paid to unaffiliated vendors.

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

In December 2005, we acquired two of our 19 Louisiana truck plaza video gaming facilities from two unaffiliated companies for an aggregate consideration of $12.3 million. Our stockholders made an $8.8 million capital contribution to us which we used along with $3.5 million of other funds to pay the purchase price. We made a distribution to these stockholders of $8.8 million on June 16, 2006.

In May 2006, we entered into agreements with Gameco, an affiliated company, to purchase three Louisiana truck plaza video gaming facilities and raw land and equipment suitable for a fourth facility. We closed these agreements on June 16, 2006. The total purchase price was $15.0 million (with $620,000 allocated to the raw land). Gameco’s net book value in the interests acquired was $8.0 million resulting, for accounting purposes, in a net distribution to it of $7.0 million.

On June 16, 2006, we used proceeds from our refinancing to pay our stockholders a special distribution of $10 million.

In September 2007, we acquired from Gameco, the Silver Fox truck plaza video gaming facility for $13.8 million. Gameco’s net book value in the interests acquired was $11.5 million resulting, for accounting purposes, in a net distribution to it of $2.3 million.

We may invest up to $3 million per year in private or publicly traded securities of unaffiliated companies. These investments may be selected and managed by Jacobs Investments, Inc., a company wholly owned and controlled by our Chairman and Chief Executive Officer, Jeffrey P. Jacobs, certain of his family trusts and trusts created by Richard E. Jacobs, a director, provided that under our senior credit agreement our pro forma consolidated leverage ratio (ratio of our total pro forma debt to our pro forma EBITDA) must be 5.0 to 1.0 or less after giving effect to any such investment and provided that under our note indenture our fixed charge coverage ratio (ratio of our Consolidated EBITDA to our fixed charges, primarily interest) was at least 2.0 to 1.0 for the preceding four quarter period; and provided further that to the extent that less than $3.0 million in the aggregate of such investments are made in any fiscal year, the unused amount may be used in the succeeding fiscal year, subject to the pro forma leverage condition just discussed. Furthermore, we may invest an aggregate amount not to exceed $5.0 million at any time outstanding.  At December 31, 2007, we had invested $7,943,000 (cost) in the securities of an unaffiliated public company; the market value of such securities at December 31, 2007 was $5,524,000.

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

We have acquired from an affiliated party several options to lease and options to purchase land and certain improvements on the west bank of the Cuyahoga River in Cleveland, Ohio. We refer to these properties, covering an aggregate of approximately 624,000 square feet of land (14.4 acres) and a building comprised of 47,380 square feet of net rentable space, as the Nautica Properties. The Nautica Properties consist of six parcels and require aggregate option payments of $500,000 per year. The option agreements give us the right during the next two and one-half years to purchase two parcels and the right to purchase or enter into long term leases on the other four parcels. In general, the purchase price of the parcels would be based on independent appraisals of the land and improvement values, if casino gaming were to become legal in Ohio and the Nautica Properties were a licensed gaming venue. Jeffrey P. Jacobs, our Chairman and Chief Executive Officer, owns varying interests in five of the six parcels.

Although we may elect not to exercise all the options unless casino gaming opportunities arise, we nonetheless have the right to acquire all or part of the Nautica Properties for other purposes. If we decide to exercise our options, the aggregate purchase price would be approximately $6.2 million for two parcels and the aggregate annual lease payments on four parcels would be approximately $450,000. If all six parcels are purchased and none rented, the total purchase price would be approximately $10 million less the aggregate option payments to the date of exercise. The purchase price and rent payments would be increased if, in the future, casino gaming were to become legalized in Ohio and a casino is licensed at Nautica. During March 2008, the Company exercised its option to acquire one of these parcels.  We intend to close on this property prior to the end of March 2008.  The company that owns this parcel of land is wholly owned by our Chairman and Chief Executive Officer.

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

Item 14.                 Principal Accountant Fees and Services.

Fees paid to our registered public accounting firm for the last two years were as follows:

	Year Ended
	December 31,
	2007	2006
Audit fees	$992,000	$920,000
Audit related fees*	21,000	29,000
Tax fees**	271,000	270,000
All other fees***	258,000	988,000

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

(b)                                 Exhibits

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger dated as of April 25, 2001, among Black Hawk Gaming & Development Company, Gameco, Inc. and BH Acquisition, Inc.

2.2(1)	Amendment to Agreement and Plan of Merger dated as of November 12, 2001 among Black Hawk Gaming & Development Company, Inc., Gameco, Inc. and BH Acquisition, Inc.

2.3(1)	Exchange Agreement dated February 22, 2002 among Gameco, Inc., Jeffrey P. Jacobs and The Richard E. Jacobs Revocable Trust.

2.4(1)	Agreement and Plan of Merger dated as of June 11, 2001 among Colonial Holdings, Inc., Gameco, Inc. and Gameco Acquisitions, Inc.

2.5(1)	Amendment to Agreement and Plan of Merger dated as of November 16, 2001 among Colonial Holdings, Inc., Gameco, Inc. and Gameco Acquisition, Inc.

2.6(1)	Agreement and Plan of Merger, dated February 22, 2002 between Gameco, Inc. and Jacobs Entertainment, Inc.

3.1(1)	Certificate of Incorporation of Gameco, Inc.

3.2(1)	By-Laws of Gameco, Inc.

3.3(1)	Articles of Incorporation of Black Hawk Gaming & Development Company, Inc.

3.4(1)	Bylaws of Black Hawk Gaming & Development Company, Inc.

3.5(1)	Articles of Incorporation of Gold Dust West Casino, Inc.

3.6(1)	Code of By-laws of Gold Dust West Casino, Inc.

3.7(1)	Articles of Organization of Black Hawk/Jacobs Entertainment, LLC.

3.8(1)	Operating Agreement of Black Hawk/Jacobs Entertainment, LLC.

3.9(1)	Joint Venture Agreement of Gilpin Hotel Venture.

3.10(1)	Articles of Incorporation of Gilpin Ventures, Inc.

3.11(1)	By-Laws of Gilpin Ventures, Inc.

3.12(1)	Articles of Incorporation of Jalou II Inc.

3.13(1)	By-Laws of Jalou II Inc.

3.14(1)	Articles of Incorporation of Winner’s Choice Casino, Inc.

3.15(1)	By-Laws of Winner’s Choice Casino, Inc.

3.16(1)	Articles of Organization of Diversified Opportunities Group Ltd.

3.17(1)	Articles of Organization of Jalou L.L.C.

3.18(1)	Articles of Organization of Houma Truck Plaza & Casino, L.L.C.

3.19(1)	Articles of Organization of Jalou-Cash’s L.L.C.

3.20(1)	Articles of Incorporation of JACE, Inc.

3.21(1)	Articles of Organization of Lucky Magnolia Truck Stop and Casino, L.L.C.

3.22(1)	Articles of Organization of Bayou Vista Truck Plaza and Casino, L.L.C.

3.23(1)	Articles of Organization of Raceland Truck Plaza and Casino, L.L.C.

3.24(1)	Articles of Incorporation of JACE, Inc. (duplicate of Exhibit 3.20).

3.25(2)	Certificate of Amendment of Certificate of Incorporation of Gameco, Inc.

3.26(2)	Amended and Restated Certificate of Limited Partnership of Colonial Downs, L.P.

3.27(2)	Limited Partnership Agreement of Colonial Downs, L.P.

3.28(2)	Amended and Restated Articles of Incorporation of Colonial Downs Holdings, Inc.

3.29(2)	Amendment to Articles of Incorporation of Colonial Downs Holdings, Inc.

3.30(2)	Bylaws of Colonial Downs Holdings, Inc.

3.31(2)	Articles of Incorporation of Stansley Racing Corp.

3.32(2)	Articles of Amendment to the Articles of Incorporation of Stansley Racing Corp.

3.33(2)	Bylaws of Stansley Racing Corp.

3.34(2)	Amended and Restated Operating Agreement of Diversified Opportunities Group Ltd.

3.35(2)	Amendment to the Operating Agreement of Black Hawk/Jacobs Entertainment, LLC.

3.36(2)	Amendment to the Certificate of Incorporation of Gameco, Inc.

3.37(8)	Articles of Organization of Jalou Breaux Bridge, LLC dated January 29, 2003.

3.38(8)	Articles of Organization of Jalou Eunice, LLC dated March 27, 2003.

3.39(8)	Articles of Organization of Jalou of Jefferson, LLC dated September 23, 2003.

3.40(10)	Certificate of Amendment of Certificate of Incorporation of Jacobs Entertainment, Inc. dated September 27, 2005.

3.41(10)	Articles of Incorporation of Jacobs Piñon Plaza Entertainment, Inc. dated November 2, 2005.

3.41A(12)	Bylaws of Jacobs Piñon Plaza Entertainment, Inc. dated November 8, 2005.

3.42(12)	Articles of Incorporation of Fuel Stop 36, Inc. dated August 24, 1989.

3.43(12)	Articles of Organization of Jalou of Larose, LLC dated November 3, 2005.

3.44(12)	Articles of Incorporation of Jacobs Elko Entertainment, Inc.

3.45(12)	Bylaws of Jacobs Elko Entertainment, Inc.

3.46(12)	Articles of Organization of Jacobs Dakota Works, LLC.

3.47(12)	Operating Agreement of Jacobs Dakota Works, LLC.

3.48(12)	Articles of Organization of Jalou Diamond L.L.C.

3.49(12)	Limited Liability Company Agreement of Jalou Diamond L.L.C.

3.50(12)	Articles of Organization of Jalou Magic L.L.C.

3.51(12)	Limited Liability Company Agreement of Jalou Magic L.L.C.

3.52(12)	Articles of Organization of Jalou of Vinton-Bingo, LLC.

3.53(12)	Limited Liability Company Agreement of Jalou of Vinton-Bingo, LLC.

3.54(12)	Articles of Organization of Jalou of Vinton, LLC.

3.55(12)	Limited Liability Company Agreement of Jalou of Vinton, LLC.

3.56(12)	Articles of Organization of Jalou of St. Helena, LLC.

3.57(12)	Limited Liability Company Agreement of Jalou of St. Helena, LLC.

3.58(12)	Amended and Restated Articles of Incorporation of Jacobs Piñon Plaza Entertainment, Inc.

3.59(12)	Articles of Organization of Jalou of St. Martin, L.L.C.

3.60(12)	Limited Liability Company Agreement of Jalou of St. Martin, L.L.C.

3.61(12)	Limited Liability Company Agreement of Jalou L.L.C.

3.62(12)	Operating Agreement of Houma Truck Plaza Stop and Casino, L.L.C.

3.63(12)	Limited Liability Company Agreement of Jalou-Cash’s L.L.C.

3.64(12)	Limited Liability Company Agreement of Lucky Magnolia Truck Stop and Casino, L.L.C.

3.65(12)	Limited Liability Company Agreement of Bayou Vista Truck Plaza and Casino, L.L.C.

3.66(12)	Limited Liability Company Agreement of Raceland Truck Plaza and Casino, L.L.C.

3.67(12)	Limited Liability Company Agreement of Jalou Breaux Bridge, LLC.

3.68(12)	Limited Liability Company Agreement of Jalou of Eunice, LLC.

3.69(12)	Limited Liability Company Agreement of Jalou of Jefferson, LLC.

3.70(12)	Limited Liability Company Agreement of Jalou of Larose, LLC.

3.71(12)	Articles of Organization of Colonial Downs, LLC.

3.72(12)	Operating Agreement of Colonial Downs, LLC.

3.73(12)	Articles of Organization of JRJ Properties, LLC.

3.74(12)	Limited Liability Company Agreement of JRJ Properties, LLC.

3.75(12)	Articles of Organization of Virginia Concessions, LLC.

3.76(12)	Amended and Restated Operating Agreement of Virginia Concessions, LLC.

3.77A(12)	Articles of Amendment to the Articles of Incorporation of Old Dominion Racing Association, Inc.

3.77B(12)	Articles of Amendment to the Articles of Incorporation of Old Dominion Racing Association, Inc.

3.77C(12)	Articles of Amendment to the Articles of Incorporation of Old Dominion Jockey Club, Inc.

3.77D(12)	Articles of Amendment to the Articles of Incorporation of Maryland-Virginia Racing Circuit, Inc.

3.78(17)	Articles of Organization of Jalou Fox, LLC dated November 14, 2005.

3.79(17)	Limited Liability Company Agreement of Jalou Fox, LLC dated September 1, 2005.

3.80(19)	Articles of Organization of Jalou Silver Dollar, LLC.

3.81(19)	Limited Liability Company Agreement of Jalou Silver Dollar, LLC.

4.1(13)	Trust Indenture Agreement by and between Jacobs Entertainment, Inc. and Wells Fargo Bank, as Trustee, dated June 16, 2006.

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

10.12(12)	Consulting Agreement dated January 1, 2006 and amended June 16, 2006, by and among Jacobs Entertainment, Inc. and Jacobs Investments Management Co., Inc.

10.13(12)	Fourth Amendment to Option Purchase Agreement dated May 15, 2006 between Dakota/Blackhawk, LLC and Jacobs Entertainment, Inc.

10.14(12)	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Nautica Phase 2 Limited Partnership.

10.15(12)	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Jacobs Lot D, Inc.

10.16(12)	Option Agreement dated April 18, 2006 between Jacobs Entertainment, Inc. and Flats Development, Inc.

10.17(12)	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Sycamore & Main, Inc.

10.18(12)	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Nautica Peninsula Land Limited Partnership.

10.19(12)	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Sugar Warehouse Limited Partnership.

10.20(12)	Lease and Option to Purchase Agreement dated June 21, 2006 by and between Curray Corporation, Texas Pelican, LLC and Jalou of Vinton, LLC.

10.21(12)	Amendments to Thoroughbred Horsemen’s Agreements, dated May 11, 2006, by and between Colonial Downs, L.P. and The Virginia Horsemen’s Benevolent and Protective Association, Inc.

10.22(12)	Amendment to Standard Horsemen’s Agreements, dated May 26, 2006, by and between Colonial Downs, L.P. and The Virginia Harness Horse Association.

10.23(16)	Executive Employment Agreement dated December 5, 2006 between Jacobs Entertainment, Inc. and Stephen R. Roark.

10.24(16)	Executive Employment Agreement effective July 1, 2006 between Jacobs Entertainment, Inc. and Michael T. Shubic.

10.25(16)	Executive Employment Agreement effective August 1, 2006 between Jacobs Entertainment, Inc. and Ian M. Stewart.

10.26(16)	Executive Employment Agreement dated December 5, 2006 between Jacobs Entertainment, Inc. and Brett Kramer.

10.27(16)	Executive Employment Agreement dated December 5, 2006 between Jacobs Entertainment, Inc. and Stanley Politano.

10.28(17)	Membership Interests Purchase Agreement dated August 20, 2007 by and between Gameco Holdings, Inc. and Jacobs Entertainment, Inc.

10.28A(18)	Amendment No. 1 dated May 4, 2007 to Credit Agreement among Jacobs Entertainment, Inc. and various lenders.

10.29(19)	Asset Purchase Agreement dated October 4, 2006 regarding the Silver Dollar Truck Plaza.

12(19)	Computation of Ratio of Earnings to Fixed Charges.

14.1(19)	Code of Ethics (as revised).

21.2(19)	Subsidiaries of Jacobs Entertainment, Inc.

25.1(12)	Statement of Eligibility of Trustee on Form T-1.

31.1(19)	Chief Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(19)	Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(19)	Chief Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(19)	Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated hereby by reference from our registration statement on Form S-4 (SEC Registration No. 333-88242) filed on May 14, 2002.
(2)	Incorporated hereby by reference from Amendment No. 1 of our registration statement on Form S-4 (SEC Registration No. 333-88242) filed on August 8, 2002.
(3)	Incorporated hereby by reference from our Form 10-K filed on March 29, 2004.
(4)	Incorporated hereby by reference from our Form 10-K filed on March 31, 2003.
(5)	Incorporated by reference from our Form 10-Q filed August 13, 2004.
(6)	Incorporated hereby by reference from our Report on Form 8-K filed October 7, 2004.
(7)	Incorporated hereby by reference to Exhibits 2.01(a) and 2.01(b) from our Report on Form 8-K dated March 4, 2005.
(8)	Incorporated hereby by reference from our Form 10-K filed March 28, 2005.
(9)	Incorporated hereby by reference from our Report on Form 8-K filed on March 4, 2005.
(10)	Incorporated by reference from our Form 10-Q filed November 14, 2005.
(11)	Incorporated hereby by reference from our Report on Form 8-K filed on November 15, 2005.
(12)	Incorporated hereby by reference from our registration statement on Form S-4 (SEC Registration No. 333-136066) filed on July 27, 2006.
(13)	Incorporated hereby by reference from our Form 8-K filed on March 23, 2006.
(14)	Incorporated hereby by reference from our Form 8-K filed on June 22, 2006.
(15)	Incorporated hereby by reference from our Form 10-K filed on March 29, 2006.
(16)	Incorporated hereby by reference from our Form 8-K filed on December 8, 2006.
(17)	Incorporated hereby by reference from our Form 8-K filed on September 6, 2007.
(18)	Incorporated hereby by reference from our Form 8-K filed on May 10, 2007.
(19)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACOBS ENTERTAINMENT, INC.

By:	/s/ JEFFREY P. JACOBS
Jeffrey P. Jacobs
Chief Executive Officer

By:	/s/ BRETT A. KRAMER
Brett A. Kramer
Chief Financial Officer

Date: March 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY P. JACOBS	Chairman of the Board of Directors and Chief	March 25, 2008
Jeffrey P. Jacobs	Executive Officer (Principal Executive Officer)

/s/ BRETT A. KRAMER	Chief Financial Officer	March 25, 2008
Brett A. Kramer	(Principal Financial and Accounting Officer)

/s/ RICHARD E. JACOBS	Director	March 25, 2008
Richard E. Jacobs

Jacobs Entertainment, Inc.

Consolidated Financial Statements as of December 31, 2007 and 2006, and for the Years Ended December 31, 2007, 2006, and 2005, and Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Jacobs Entertainment, Inc.
Golden, Colorado

We have audited the accompanying consolidated balance sheets of Jacobs Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jacobs Entertainment, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 25, 2008

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 AND 2006

(Dollars in thousands)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,397	$24,295
Restricted cash	1,398	951
Accounts receivable, net of allowance for doubtful accounts of $521 and $263, respectively	3,609	4,746
Due from affiliate		1,491
Inventory	3,328	2,720
Prepaid expenses and other current assets	2,810	2,862
Total current assets	35,542	37,065
PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	56,145	55,972
Buildings and improvements	177,716	163,883
Equipment, furniture and fixtures	80,999	61,445
Leasehold improvements	2,460	2,426
Construction in progress	837	10,269
	318,157	293,995
Less accumulated depreciation	(69,598)	(55,262)
Property, plant and equipment, net	248,559	238,733
OTHER NONCURRENT ASSETS:
Goodwill	46,670	44,016
Identifiable intangible assets, net	9,491	9,653
Debt issue costs, net	8,276	9,444
Investment in equity securities	5,524	9,942
Other assets	1,736	1,856
Total other noncurrent assets	71,697	74,911
TOTAL	$355,798	$350,709

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$22,713	$23,335
Gaming taxes payable	3,279	3,205
Interest payable	1,027	1,368
Distributions payable		1,000
Due to affiliate	435
Current portion of long-term debt and capital lease obligations	1,301	1,618
Total current liabilities	28,755	30,526

Long-term debt and capital lease obligations	298,045	284,467
Other noncurrent liabilities	690	473
Total liabilities	327,490	315,466
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDER’S EQUITY:
Class A Common stock, $.01 par value; 1,800 shares authorized, 1,320 shares issued and outstanding as of December 31, 2007 and 2006	—	—
Class B Common stock, $.01 par value; 200 shares authorized, 180 shares issued and outstanding as of December 31, 2007 and 2006	—	—
Additional paid-in capital	31,917	35,426
Accumulated deficit	(1,190)	(2,182)
Accumulated other comprehensive (loss) income	(2,419)	1,999
Total stockholder’s equity	28,308	35,243
TOTAL	$355,798	$350,709

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(Dollars in thousands)

	2007	2006	2005
REVENUES
Gaming:
Casino	$144,656	$121,483	$115,607
Truck stop	64,322	66,418	44,760
Pari-mutuel	41,309	39,787	35,988
Food and beverage	29,260	25,069	20,400
Convenience store—fuel	81,329	77,520	47,511
Convenience store—other	11,133	10,611	6,139
Hotel	4,415	3,509	1,982
Other	5,357	4,419	3,695
Total revenues	381,781	348,816	276,082
Less: Promotional allowances	(31,953)	(26,438)	(23,835)
Net revenues	349,828	322,378	252,247

COSTS AND EXPENSES
Gaming:
Casino	48,427	43,567	41,804
Truck stop	37,954	37,621	24,396
Pari-mutuel	32,977	32,559	31,356
Food and beverage	16,416	13,704	10,472
Convenience store—fuel	77,269	73,389	44,436
Convenience store—other	15,175	14,283	8,597
Hotel	1,115	734	355
Marketing, general and administrative	69,362	60,778	48,279
Abandonment costs			1,424
Termination of contract			10,367
Depreciation and amortization	18,101	14,102	11,576

Total costs and expenses	316,796	290,737	233,062

OPERATING INCOME	33,032	31,641	19,185

Interest income	345	382	178
Interest expense, net of amounts capitalized	(28,412)	(32,653)	(22,838)
Pre-payment penalties, tender and consent costs		(9,321)

INCOME (LOSS) BEFORE INCOME TAXES	4,965	(9,951)	(3,475)

Income tax benefit (expense)		103	(423)

NET INCOME (LOSS)	$4,965	$(9,848)	$(3,898)

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(Dollars in thousands)

						Retained	Accumulated
	Common Stock				Additional	Earnings	Other
		Class A	Class B		Paid-in	(Accumulated	Comprehensive
	Shares	Shares	Shares	Amount*	Capital	Deficit)	Income (Loss)	Total
BALANCES, JANUARY 1, 2005	1,500			$	$33,823	$40,565		$74,388
Capital contribution					23,031			23,031
Distributions						(22,500)		(22,500)
Common stock exchange	(1,500)	1,320	180
Net loss						(3,898)		(3,898)
BALANCES, DECEMBER 31, 2005		1,320	180	$	$56,854	$14,167		$71,021
Capital contribution					6,276			6,276
Distributions					(27,704)	(6,501)		(34,205)
Comprehensive income (loss):
Net change in fair value of equity securities available-for-sale							$1,999	1,999
Net loss						(9,848)		(9,848)
Total comprehensive loss								(7,849)
BALANCES, DECEMBER 31, 2006		1,320	180	$	$35,426	$(2,182)	$1,999	$35,243
Capital contribution					8,910			8,910
Distributions					(12,419)	(3,973)		(16,392)
Comprehensive income (loss):
Net change in fair value of equity securities available-for-sale							(4,418)	(4,418)
Net income						4,965		4,965
Total comprehensive income								547
BALANCES, DECEMBER 31, 2007		1,320	180	$	$31,917	$(1,190)	$(2,419)	$28,308

*                                        The par value amount of Jacobs Entertainment, Inc. common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 above due to rounding.

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(Dollars in thousands)

	2007	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$4,965	$(9,848)	$(3,898)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,101	14,102	11,576
(Gain)/Loss on sale of equipment	(115)	201	89
Deferred financing cost amortization and write-off	1,510	7,508	2,076
Note issue discount amortization and write-off		2,189	708
Note issue premium amortization and write-off		(1,811)	(489)
Noncash charge related to termination of contract			3,000
Noncash abandonment costs			1,424
Other	55	385
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(447)	564	400
Accounts receivable	1,137	(1,737)	(1,149)
Inventory	(608)	(250)	(315)
Prepaid expenses and other assets	172	(233)	(1,112)
Accounts payable and accrued expenses	2,583	2,909	2,258
Gaming taxes payable	74	39	309
Interest payable	(271)	(6,817)	1,225
Due from/to affiliate	1,926	(2,589)	(1,149)
Net cash provided by operating activities	29,082	4,612	14,953
INVESTING ACTIVITIES:
Additions to property, plant and equipment	(28,296)	(24,357)	(19,119)
Proceeds from sale of equipment	280	72	159
Purchase of device rights	(1,002)	(868)	(732)
Purchase of available-for-sale securities		(7,943)
Acquisitions, net of cash acquired:
Casino		(14,702)
Truck stops	(4,234)	(6,250)	(23,291)
Net cash used in investing activities	(33,252)	(54,048)	(42,983)
FINANCING ACTIVITIES:
Proceeds from note issuance		210,000	25,300
Payments to obtain financing	(342)	(10,415)	(3,414)
Proceeds from long-term debt		60,000	10,438
Proceeds from revolving line of credit	38,500	26,461	17,821
Capital contributions from stockholders		591	16,701
Payments on long-term debt (including $19,489 paid to related parties in 2006)	(1,494)	(172,480)	(1,269)
Payments on revolving line of credit	(15,000)	(31,051)	(13,231)
Distributions to stockholders	(17,392)	(33,205)	(22,500)
Net cash provided by financing activities	4,272	49,901	29,846
NET INCREASE IN CASH AND CASH EQUIVALENTS	102	465	1,816
CASH AND CASH EQUIVALENTS—Beginning of year	24,295	23,830	22,014
CASH AND CASH EQUIVALENTS—End of year	$24,397	$24,295	$23,830
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (including $768 paid to related parties in 2006), net of amounts capitalized	$27,613	$31,085	$19,231
Non-cash investing and financing activities:
Capital contribution exchanged for retirement of note paid by affiliate	$8,910	$5,685	$6,330
Acquisition of property for payables incurred	$2,386	$5,374	$800
Acquisition of property under capital lease agreements	$40	$287	$3,288
Distributions payable	$	$1,000	$
Notes payable incurred on termination of contract	$	$	$3,000

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006, AND FOR THE
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Dollars in thousands)

1.                   BUSINESS AND ORGANIZATION

Jacobs Entertainment, Inc. (“JEI,” the “Company,” “us,” “our,” or “we”) was formed on April 17, 2001, as a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended, to become a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Nevada, Louisiana, and Virginia.  Effective January 31, 2007, we became a wholly-owned subsidiary of Jacobs Investments, Inc. (“JII”), which in turn is 50% owned by Jeffrey P. Jacobs, our Chief Executive Officer, and two of his family trusts, and 50% owned by a revocable trust and an irrevocable trust established by Richard E. Jacobs.  These persons and their affiliates are referred to herein as “Jacobs.”  As of December 31, 2007, we own and operate five casinos through wholly-owned subsidiaries.  Our casinos include The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Hotel Casino (“Gilpin”), both in Black Hawk, Colorado, the Gold Dust West Casino (“Gold Dust West-Reno”) in Reno, Nevada and the Gold Dust West-Carson City (formerly Piñon Plaza Resort) in Carson City, Nevada, which we acquired on June 25, 2006.  Additionally, we developed a new casino in Elko, Nevada (“Gold Dust West-Elko”), which opened on March 5, 2007.  JEI also owns and operates 18 truck plaza video gaming facilities in Louisiana, which are collectively referred to as “Jalou,” “truck stops” or “truck plazas.”  We also receive a percentage of gaming revenue from an additional truck plaza video gaming facility.  Finally, JEI owns and operates a horse racing track with nine satellite wagering facilities in Virginia through a wholly-owned subsidiary, Colonial Holdings, Inc. (“Colonial”).

On March 2, 2005, we acquired three truck plaza video gaming facilities in Louisiana; on June 16, 2006, we acquired three additional truck plaza video gaming facilities, land and equipment in Louisiana; and on September 4, 2007, we acquired one additional truck plaza video gaming facility in Louisiana, all of which were previously owned by Jacobs.  The purchases of these truck plaza video gaming facilities were accounted for as combinations of entities under common control, which is similar to the pooling of interests method of accounting for business combinations.  The Company’s 2006 and 2005 financial statements were previously adjusted to include the operations of the first six truck plaza acquisitions from January 1, 2005 to their respective acquisition dates.  The accompanying consolidated financial statements have been retroactively adjusted from December 22, 2005 (the date the truck stop was initially acquired by Jacobs from a third party) through September 4, 2007 to include the operations of the truck plaza acquired in 2007 as though JEI had acquired it directly from the third party on December 22, 2005.  See Note 4 below.

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

Property, Plant, and Equipment—Property, plant, and equipment are stated at historical cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are depreciated, using the straight-line method, over the shorter of the lease term or the useful life of the asset.  Estimated useful lives used are as follows:

Land improvements	20-40 years
Buildings and improvements	5-40 years
Equipment, furniture and fixtures	2-20 years
Leasehold improvements	5-25 years

Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.  Gains or losses on disposal of assets are recognized as incurred.

Goodwill—Goodwill represents the excess purchase price over the fair value of the net identifiable assets acquired related to third party acquisitions.  See Notes 3 and 4.

Identifiable Intangible Assets—Identifiable intangible assets are comprised of revenue rights, device use rights associated with video poker machines used at each truck stop, and restriction agreements associated with certain Jalou truck stop acquisitions.  Revenue rights are amortized on a straight line basis over 50 years, representing the initial term of the related agreement.  Device use rights are amortized on a straight line basis over five years, representing the initial terms of the related agreements.  Restriction agreements are amortized on a straight line basis over five or ten years, representing the initial terms of the related agreements.

Capitalized Interest—Interest costs associated with major construction projects are capitalized.  When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing.  Capitalization of interest ceases when the project or discernible portions of the project are substantially complete.  We amortize capitalized interest over the estimated useful life of the related asset.  Capitalized interest for the years ended December 31, 2007, 2006 and 2005 was $159, $154 and $106, respectively.

Debt Issue Costs—Debt issue costs that are incurred by us in connection with the issuance of debt are capitalized and amortized to interest expense, using the effective interest method, over the expected terms of the related debt agreements.

Investments in Equity Securities—Investments in available-for-sale equity securities are recorded at fair value and included in other noncurrent assets, with unrealized gains and losses recognized as accumulated other comprehensive income (loss).

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

Revenue—Truck Stop—Video poker revenue is the net winnings from gaming activities of our truck stops, which is the difference between gaming wins and losses.

Revenue—Pari-Mutuel—Pari-mutuel revenue includes our share of pari-mutuel wagering on live races after payments of amounts returned on winning wagers, and our share of wagering from import and export simulcasting at our racing centers.

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

	Years Ended December 31
	2007	2006	2005

Casino operations	$11,012	$10,445	$9,811
Truck stop operations	2,005	1,738	1,142
Convenience store operations	599	507	364

Comprehensive Income (Loss)—The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income, which established standards for the reporting and presentation of comprehensive income in the consolidated financial statements.  We present comprehensive income (loss) in our consolidated statements of stockholder’s equity.

Income Taxes—The Company has elected for income tax purposes to be treated as a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended, and, consequently, no current or deferred income taxes have been reflected in the accompanying consolidated financial statements as these taxes are the responsibility of the stockholder.  See Note 15 for information relating to income tax benefit (expense) for the years ended December 31, 2006 and 2005.

Long-Lived Assets—We periodically evaluate the value of long-lived assets, including property, plant and equipment, goodwill and identifiable intangibles, for potential impairment.  If an impairment is indicated, such impaired assets are written down to their estimated fair value.  As of December 31, 2007 and 2006, we determined that there was no impairment of our long-lived assets other than those discussed in Note 13.

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

New Accounting Pronouncements—In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for us on January 1, 2008. We do not expect that the adoption of SFAS 157 will have a material impact on our consolidated results of operations, cash flows or financial position, but it will require additional disclosures.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FAS 115 (“SFAS 159”), which allows entities to choose at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings.  SFAS 159 also establishes presentation disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.  SFAS 159 is effective for us on January 1, 2008. We have not assessed the impact of SFAS 159 on our consolidated results of operations, cash flows or financial position.

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase option; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for all fiscal years beginning on or after December 15, 2008 and is to be applied prospectively.  Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting pronouncements until January 1, 2009. The Company expects

SFAS 141(R) will have an impact on our consolidated results of operations, cash flows and financial position when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

3.                   GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

We test goodwill for impairment as of September 30th each year or when circumstances indicate it is necessary.  Testing compares the estimated fair values of our reporting units to the reporting units’ carrying value.  We consider a variety of factors when estimating the fair value of our reporting units, including estimates about the future operating results of each reporting unit, multiples of EBITDA, investment banker market analyses, and recent sales of comparable business units if such information is available to us.  A variety of estimates and judgments about the relevance and comparability of these factors to the reporting units are made.  As of September 30, 2007, we believe the goodwill held in our reporting units is not impaired.  In addition, we have reassessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets.

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006

Balance as of beginning of year	$44,016	$40,458
Goodwill acquired during year	2,654	3,558

Balance as of end of year	$46,670	$44,016

Acquired intangible assets as of December 31, 2007 and 2006, consist of the following:

	Weighted	2007			2006
	Average	Gross		Net	Gross		Net
	Remaining	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Revenue rights	44.00	$6,000	$720	$5,280	$6,000	$600	$5,400
Device use rights	2.79	7,982	4,638	3,344	6,982	3,764	3,218
Noncompete agreements	3.77	1,779	912	867	1,660	625	1,035

Total		$15,761	$6,270	$9,491	$14,642	$4,989	$9,653

Aggregate amortization expense of identifiable intangible assets was $1,281, $1,680, and $1,025 for the years ended December 31, 2007, 2006 and 2005, respectively.

Estimated amortization expense for the years ending December 31 (in thousands):

2008	$1,385
2009	1,342
2010	1,121
2011	540
2012	377
Thereafter	4,726

Total	$9,491

4.                   RECENT ACQUISITION ACTIVITY

On February 25, 2005, we filed an application for gaming licenses to open a Jefferson Parish, Louisiana truck plaza location.  The license was approved on August 16, 2005, and the location opened on September 22, 2005.

On March 2, 2005, with $23,000 proceeds from a financing occurring on the same date, we acquired from Jacobs, three truck plaza video gaming facilities in Louisiana known as Breaux Bridge, Eunice and Jefferson Parish for $22,500.  The acquisitions of the three truck plaza facilities were accounted for as a combination of entities under common control, and as such are reflected for accounting and financial reporting purposes similar to a pooling of interests.  Therefore, the acquisitions have been recorded at Jacobs’ historical cost basis in the assets transferred.

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

On June 21, 2006, we acquired from an unaffiliated party the Texas Pelican Truck Plaza (“Vinton”), in Vinton, Louisiana for $2,169, plus acquisition costs of $397.  Additionally, we entered into a lease covering the land, building, furniture, fixtures and equipment used by Vinton in the operation of its video gaming facility, the convenience store, and the food and beverage outlet.  The lease has a five year term with two five year extensions at the option of JEI.  Rentals under the lease are $480 per year for years one through five, $540 per year for years six through ten, and $600 per year for years eleven through fifteen.  JEI has the right to purchase the leased property for $5,000 during the first five year term reduced by a $100 option payment credit, and an $8 credit for each month in which rent has been paid with a maximum credit of $450 irrespective of the number of months paid.  After the first term and through all remaining terms, JEI has the right to purchase the leased property for $5,000.

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

On June 25, 2006, we acquired the assets of the Piñon Plaza Resort (“Piñon Plaza”), a division of Capital City Entertainment, Inc. (“CCI”), an unaffiliated party.  In January 2007 we rebranded Piñon Plaza to Gold Dust West-Carson City. Under the purchase method of accounting, the total purchase price is allocated to Gold Dust West-Carson City’s tangible and intangible assets and liabilities based on their estimated fair value as of the acquisition date.  A valuation was completed to determine the fair values for property and equipment acquired.  Goodwill resulting from the Gold Dust West-Carson City transaction is attributable to anticipated future cash flows associated with the acquired entity.

The assets purchased included all of the personal property, buildings and improvements used by Gold Dust West-Carson City in the operation of its casino, hotel, bowling alley and RV Park in Carson City, Nevada.  The purchase price for the assets was $14,500 plus $519 for cash on hand at closing and acquisition costs of $224.  Additionally, we entered into a triple net ground lease covering land underlying the assets which began at the closing date of the asset purchase.  The lessor is a family trust affiliated with CCI.  The operating lease has a ten year term with two ten year extensions at the option of JEI.  Rentals under the lease are $250 per year for years one through five, $300 per year for years six through ten, and a rate based on an appraisal performed by a Member of the Appraisal Institute (“MAI”) of the property during the first and second extension terms.  JEI has the right to purchase the leased land at an MAI appraised value at the end of the first ten year term.  It also has a right of first refusal should the lessor seek to sell the leased land to a third party.

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

On February 9, 2007, we began operating the convenience store and fuel operations and on March 29, 2007, we acquired Silver Dollar for $4,000 plus acquisition costs of $197.  Additionally, the purchase agreement includes an “earn-out payment” (additional purchase price) to be determined and paid 19 calendar months after the video poker devices are legally operating at Silver Dollar.  The earn-out payment is based on 5.0 times annualized EBITDA of the truck stop, less the initial $4,000 purchase price paid, up to a maximum of $1,500 additional purchase price.

On September 18, 2007, Silver Dollar received approval from Louisiana gaming regulators to offer up to 50 video poker devices, and on September 28, 2007, we began operating 40 video poker devices.

The following table summarizes the preliminary allocation of the purchase price to net assets acquired as of March 29, 2007, for the purchase of Silver Dollar:

Silver Dollar

Property and equipment	$1,459
Goodwill	2,638
Identifiable intangible assets	100

Total assets acquired	$4,197

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

On September 4, 2007, with funds available on the revolving credit facility described above, we acquired from Jacobs, the Silver Fox truck plaza video gaming facility for $13,794.  Silver Fox is located in Denham Springs, Louisiana.  The acquisition of the truck plaza facility was accounted for as a combination of entities under common control, and as such is reflected for accounting and financial reporting purposes similar to a pooling of interests.  Therefore, the acquisition has been recorded at Jacobs’ historical cost basis in the assets transferred.  Accordingly, the accompanying consolidated financial statements have been retroactively adjusted from December 22, 2005 (the date the truck stop was initially acquired by Jacobs from a third party) through September 4, 2007 to include the operations of the acquired truck plaza as though JEI had acquired it directly from the third party on December 22, 2005.

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

Assuming the acquisitions of Fuel Stop 36, Larose, Vinton, Gold Dust West-Carson City, St. Helena and Silver Dollar had occurred as of January 1, 2005, combined unaudited proforma net revenues, costs and expenses, and net income (loss) would have been as follows:

	2007	2006	2005

Net revenues	$349,828	$334,389	$292,179
Costs and expenses	344,863	344,668	294,074

Net income (loss)	$4,965	$(10,279)	$(1,895)

There are no proforma effects from the Silver Dollar acquisition that occurred on March 29, 2007 since it was a newly constructed truck stop.

The proforma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions occurred at the beginning of each period presented, nor are they indicative of future operating results.

5.                   LONG-TERM DEBT

Long-term debt and capital lease obligations as of December 31, 2007 and 2006 consist of the following:

	2007	2006

9¾% Senior Unsecured Notes due 2014	$210,000	$210,000
Senior Secured Term Loan Facility due 2012	39,400	39,800
Senior Secured Delayed Draw Term Loan Facility due 2012	19,750	20,000
Senior Secured Revolving Credit Facility expiring 2011	23,500
Black Hawk Bonds Payable due 2011	2,484	3,022
Other Notes Payable — Colonial	40	87
Other Notes Payable — Jalou		9,021
Capital Leases	4,172	4,155

Total indebtedness	299,346	286,085

Less current indebtedness	(1,301)	(1,618)

Total long-term indebtedness	$298,045	$284,467

9¾% Senior Unsecured Notes due 2014 and Senior Secured Credit Facility

On June 16, 2006, we completed the issuance of senior unsecured notes in the amount of $210,000 bearing interest at 9¾% due June 15, 2014 with interest only payments due each June 15 and December 15, beginning on December 15, 2006.  In conjunction with the closing of these notes, we entered into a new $100,000 senior secured credit facility consisting of: (i) a $40,000 five-year revolving credit facility; (ii) a $40,000 six-year term loan facility; and (iii) a $20,000 six-year delayed draw term loan.  Borrowings under our senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined, and (2) the federal funds rate plus ½ of 1% or (b) a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs.  At December 31, 2007, the blended interest rate on our senior secured credit facility was approximately 7.56%. As of December 31, 2007, $16,500 was available on the revolving credit facility.  Proceeds from the senior unsecured notes and the term loan were used to (i) pay off $148,000 aggregate principal amount of our outstanding 11 7/8% senior secured notes due 2009, along with accrued and unpaid interest of $6,652 and to pay related tender and consent costs of $9,321, (ii) acquire the assets of Piñon Plaza (renamed Gold Dust West-Carson City) in Carson City, Nevada for a purchase price of $15,243 including acquisition costs (see Note 4), (iii) acquire three truck plazas and raw land in Louisiana from an affiliated party for $14,380 and $620, respectively (see Note 4), (iv) acquire two additional truck plazas for a purchase price of $2,566 and $3,456 including acquisition costs (see Note 4), (v) pay a distribution to our stockholders in connection with December 2005 truck plaza acquisitions of $8,825, (vi) pay a distribution to our stockholders of $10,000, (vii) refinance approximately $26,568 aggregate principal amount of existing indebtedness (including $19,489 of subordinated debt held by our stockholders), along with $840 accrued and unpaid interest, and (viii) pay related fees and expenses associated with the issuance of approximately $9,688.  Excess uses over the initial borrowings were paid from our cash.  The unsecured portion of our debt is in the form of $210,000 of 9¾% unsecured senior notes that rank equally in right of payment with all of our existing and future unsecured senior indebtedness and senior to any existing and future subordinated indebtedness.  The notes are effectively subordinated to any secured indebtedness (including indebtedness under our senior credit facility) up to the value of the collateral securing such indebtedness.  The notes are guaranteed by our current and future restricted subsidiaries that also guarantee our senior secured credit facility.  JEI has no independent assets or operations and the subsidiaries’ guarantees on the notes are full and unconditional and joint and several within the meaning of Rule 3-10(h) of Regulation S-X of the Securities Exchange Act of 1934, as amended.

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

There are many restrictions and covenants placed upon us under both our secured and unsecured indebtedness. For example, among other things, we are required to maintain certain operating performance ratios, our covenants impose various restrictions on us as to the timing of redemptions of our notes, there are various change of control covenants, and there are many other restrictive and operational limitations on us that would be difficult or impossible for us to change. The occurrence of any one of these events and/or covenant violations to our debt agreements could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our debt agreements.  We entered into an amendment to our credit agreement which revised certain debt covenant ratios and became effective May 4, 2007.  Essentially, the amendment increased the maximum permitted total leverage ratio, increased the maximum permitted senior secured leverage ratio, decreased the minimum interest coverage ratio and adjusted the test periods. At December 31, 2007, we are in compliance with the revised financial covenants.

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

Other Notes Payable — Jalou

•                  A note payable was issued to Cameron State Bank, maturing December 2009, bearing interest at a fixed rate of 8.11%. During 2006, monthly payments were interest only.  From January 2007 to November 2009, monthly principal and interest payments total $66, with remaining principal and interest due at maturity.  The note was secured by substantially all of Silver Fox’s assets and was paid in full in 2007.

•                  A note payable was issued to the seller of Silver Fox, maturing June 2009, bearing interest at a fixed rate of 7%, with quarterly interest only payments totaling $44, with a final payment for all unpaid principal and interest due at maturity.  The note was paid in full in 2007.

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

Colonial has a capital lease with interest and principal payments of $10 per month, maturing September 11, 2009, with the right to extend the term of the lease five times for five year intervals, or to purchase the land for $800 at any time after the term and first renewal period of the lease (after September 11, 2014).  The effective interest rate is 11.8%.  Each lease renewal if elected will result in an increase in monthly payments by 10% over the previous lease term.

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

Finally, the Company has two capital leases for autos with combined interest and principal payments of $1 per month until May 2011.  The effective interest rates are approximately 6% per annum on each lease.

Scheduled maturities of long-term debt as of December 31, 2007, are as follows:

2008	$1,301
2009	1,313
2010	2,081
2011	24,835
2012	56,808
Thereafter	213,008

Total	$299,346

6.                   INVESTMENT IN EQUITY SECURITIES

During 2006, we acquired approximately three percent of the outstanding shares of a publicly-traded gaming company. Our two directors also invested in the company as well as other entities affiliated with our two directors, increasing the combined ownership to approximately 13% of its outstanding common shares. Our investment is accounted for as available-for-sale equity securities and has been recorded at fair value and included in other noncurrent assets, with unrealized gains and losses recognized as accumulated other comprehensive income (loss).  As of December 31, 2007, the fair value of our investment in this company is $5,524 and unrealized losses included in accumulated other comprehensive loss total $2,419.  This decline in fair value, which is less than 12 months in duration, is deemed to be temporary due to stock price volatility.  As of December 31, 2006, the fair value was $9,942 and unrealized gains included in accumulated other comprehensive income totaled $1,999.

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

The estimated fair value of our financial instruments is as follows:

	2007		2006
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Liabilities—Debt and capital lease obligations	$299,346	$285,965	$286,085	$290,077

The estimation methodologies utilized are summarized as follows:

Debt—The fair value of variable-rate debt is estimated to be equal to its carrying amount.  The fair value of senior unsecured notes issued in 2006 is based upon quoted market rates.  The fair value of other fixed rate debt is estimated based on a discounted cash flow analysis, using the prevailing market interest rates for debt of similar dollar amount, maturity and risk.

The estimated fair value of our other financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments.  The estimated fair value of our investment in equity securities (see Note 6) is based upon quoted market prices.

8.                   RELATED-PARTY TRANSACTIONS

In order to assist us in our efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, we entered into an agreement with Premier One Development Company effective October 1, 1997.  On May 9, 2000, Premier merged into Jacobs Investments Management Co. Inc. (“JIMCO”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two former directors of Colonial.  The agreement was renewed on January 2, 2003 for a period of nine years, at $450 per year, payable on January 15 of each year.  On June 16, 2006, the agreement was amended and restated retroactive to January 1, 2006 for a period of 20 years, at $1,250 per year payable in two equal installments of $625 on January 1st and July 1st each year plus two and one-half percent (2.5%) of budgeted development costs for projects undertaken by us, if certain debt covenant ratios are met.  Total incurred under this agreement with JIMCO was $1,609, $1,513 and $450 for the years ended December 31, 2007, 2006 and 2005, respectively.

We provide monthly management and accounting services for various truck stops owned by Jacobs.  Total charges for these management services totaled $1,035, $302 and $64 for the years ended December 31, 2007, 2006 and 2005, respectively.  Additionally, we provide shared services such as a branded fuel card that can be used at the truck stops owned both by us and Jacobs, and repair parts purchased by Jacobs from us.  These transactions result in receivables from and payables to our affiliate.  As of December 31, 2007, these transactions resulted in net payables to affiliate totaling $435, and as of December 31, 2006, these transactions resulted in net receivables from affiliate totaling $1,491.

We have acquired from affiliated parties several options to lease and options to purchase land and certain improvements on the west bank of the Cuyahoga River in Cleveland, Ohio. We refer to these properties, covering an aggregate of approximately 624,000 square feet of land (14.4 acres) and a building comprised of 47,380 square feet of net rentable space, as the Nautica Properties. The Nautica Properties consist of six parcels and require aggregate option payments of $500 per year. The option agreements give us the right during the next two and one-half years to purchase two parcels and the right to purchase or enter into long term leases on the other four parcels.  In general, the purchase price of the parcels would be based on independent appraisals of the land and improvement values, if casino gaming were to become legal in Ohio and the Nautica Properties were a licensed gaming venue.  Our Chairman and Chief Executive Officer owns varying interests in five of the six parcels.

Although we may elect not to exercise all the options unless casino gaming opportunities arise, we nonetheless have the right to acquire all or part of the Nautica Properties for other purposes. If casino gaming is not legalized but we decide to exercise our options, the aggregate purchase price would be approximately $6,200 for two parcels and the aggregate annual lease payments on four parcels would be approximately $450. The purchase price and rent payments would be increased if, in the future, casino gaming were to become legalized in Ohio and a casino is licensed at Nautica. During March 2008, the Company exercised its option to acquire one of these parcels.  We intend to close on this property prior to the end of March 2008.  The company that owns this parcel of land is wholly owned by our Chairman and Chief Executive Officer.

9.                   COMMITMENTS AND CONTINGENCIES

Commitments

Colonial has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for our pari-mutuel wagering applications.  The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities to 2012, and to provide replacement equipment for existing equipment, at a rate of .385% of handle up to $270,000 in handle.  Handle above $270,000 will be charged a rate of .345%.  The agreement also provides for a minimum charge per calendar year of $210.  In addition, Colonial had agreements with a company which provides broadcasting and simulcasting equipment and services.  The agreements for live racing broadcasting and simulcasting services at the horse racing track, and equipment leases at two of the off track wagering facilities expired December 31, 2007.  We purchased the leased equipment at the two off track wagering facilities and extended the agreement for live race broadcasting and simulcasting services for one year through December 31, 2008.  Total expense incurred for totalisator and broadcasting and simulcasting equipment was $1,145, $1,146, and $1,094 for the years ended December 31, 2007, 2006, and 2005, respectively.

The Interstate Horse Racing Act requires that we secure the consent of the Virginia Horsemen’s Benevolence and Protective Association (the “VaHBPA”) and the Virginia Harness Horse Association (“VHHA”) to the export simulcasting of races.  These consents are usually contained in the agreement between each group and us.  We have entered into an agreement with the VaHBPA that expires December 31, 2008.  The agreement is pending the approval of the Virginia Racing Commission, which is expected to act at its next meeting on April 16, 2008, and our current agreement with the VaHBPA extends through such date.  Our agreement with the VHHA expires December 31, 2008. In the event our VaHBPA agreement is not approved or extended or we cannot continue to renew these agreements in the future, the Virginia Racing Commission has the right to suspend our licenses to operate our racetrack and the satellite wagering facilities until agreements are in place although it has not indicated that it will do so. Although it is difficult to predict the likelihood of such an event, closure of the satellite wagering facilities would be detrimental to the horsemen’s groups as well as us since each horsemen’s group’s primary source of purse funds is its percentage of wagering at the satellite facilities.

The Company’s operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia, leases for office space in Colorado, Louisiana, Virginia and Florida, as well as leases for automobiles and other property and equipment at all locations, expiring at various dates.  Total expense under these non-cancelable operating leases was $2,948, $2,359 and $1,554 for the years ended December 31, 2007, 2006, and 2005, respectively.

Additionally, under Louisiana law, video poker machines must be owned by Louisiana residents. The Jalou truck plaza video gaming facilities pay one dollar per operating video poker machine per day to the third party owner of the machines in order to maintain the machines used in our truck plaza operations, plus $1 per machine annually for the owner’s licensing costs.  Total expense under these obligations was $1,268, $1,180 and $833 for the years ended December 31, 2007, 2006, and 2005, respectively.

The future minimum commitments relating to JEI’s non-cancelable operating agreements and leases are as follows:

Years Ending December 31

2008	$2,615
2009	2,587
2010	2,291
2011	1,676
2012	1,501
Thereafter	26,981

Total	$37,651

The following is an analysis of the leased property under capital leases:

Class of Property	2007	2006

Land	$1,523	$1,523
Buildings	2,095	895
Equipment and furniture and fixtures	255	255
Construction in progress		1,200
Other	72	32
Less: accumulated depreciation	(235)	(70)

Total leased property under capital leases	$3,710	$3,835

As of December 31, 2007, the following is a schedule by years of future minimum lease payments under capital leases together with the net present value of the net minimum lease payments:

Years Ending December 31

2008	$619
2009	622
2010	1,299
2011	520
2012	474
Thereafter	6,223

Total future minimum lease payments	9,757

Less amount representing interest ranging from 6.3% to 16.9% per annum	5,585

Net present value of net minimum lease payments	$4,172

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

During the second quarter of 2007, the Colorado legislature approved a bill banning smoking at Colorado casinos starting January 1, 2008.  We constructed climate tempered outdoor sheltered smoking areas at The Lodge and Gilpin as allowed by the new legislation.

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

11.            EMPLOYEE BENEFIT PLANS

On January 1, 1997, the Gilpin Hotel Casino Employees’ 401(k) Plan (renamed Black Hawk Gaming & Development Company Inc.’s 401(k) Plan on March 31, 1999, further re-named Jacobs Entertainment, Inc.’s 401(k) plan on December 20, 2004) (the “Plan”) was organized and began accepting contributions on September 1, 1997. The Plan is a defined contribution plan covering eligible employees of JEI, The Lodge, the Gilpin, Gold Dust West-Reno, Gold Dust West-Carson City, Gold Dust West-Elko, Jalou and Colonial (after July 9, 2004).  The Plan allows eligible employees to make tax-deferred contributions that are matched by us up to a specified level.  We contributed approximately $412, $357, and $307 to the Plan for the years ended December 31, 2007, 2006, and 2005, respectively.

12.            PROPOSED OHIO CONSTITUTIONAL AMENDMENT

During 2006, we provided support for a proposed constitutional amendment in Ohio that would have established a tuition grant program for Ohio students to attend public or private colleges in the state and allowed slot machines at the state’s seven existing racetracks and two locations in downtown Cleveland.  Ohio residents voted on the proposed constitutional amendment on November 7, 2006 and the amendment was not approved by voters.  For the year ended December 31, 2006, we funded a total of $3,255 in support of this amendment.

13.            ABANDONMENT COSTS

In December 2005, we recorded an abandonment charge of $1,424 representing the net book value of a stand-alone portion of the Gold Dust West-Reno’s motel building (the “L-wing”) containing 66 of the properties 106 motel rooms. After considering alternative plans for this stand-alone portion of the motel including a possible refurbish, it was decided that the property would be better served with improved access and expanded parking.  We began demolition of the L-wing during the first quarter of 2006 and completed the project late in the second quarter at a total cost of $1,230.  We added approximately 75 parking spaces as a result of the demolition.  We will continue to operate the remaining hotel rooms.

14.            TERMINATION OF CONTRACT

In 1996, Colonial entered into a Management and Consulting Agreement, as amended (the “Management Agreement”), with Maryland-Virginia Racing Circuit, Inc. (the “Circuit”), a wholly-owned subsidiary of Magna Entertainment Corp. (“MEC”), which is an affiliate of the Maryland Jockey Club (“MJC”).  The Management Agreement provided for management services for Colonial’s racetrack and its satellite facilities and created a Virginia-Maryland thoroughbred racing circuit. Under the Management Agreement, MJC agreed to suspend live racing at its racetracks, Laurel Park and Pimlico Race Course, during Colonial’s live thoroughbred meets.  Parties to the Management Agreement also exchanged simulcast signals for their live thoroughbred meets at no cost to either party.  The effect of the exchange of signals is immaterial to the consolidated financial statements of JEI.  The Circuit managed Colonial’s satellite facilities, as well as, the live standardbred and thoroughbred meets and provided certain personnel, at its expense, for the live thoroughbred meet. For its services, the Circuit received a management fee of 1.0% of the first $75 million of the aggregate gross amounts wagered in any calendar year in the Commonwealth of Virginia, excluding certain amounts specified in the Management Agreement (“Handle”), 2.0% of all Handle of $75 million to $125 million per calendar year, 1.5% of all Handle in excess of $125 million, and 3.25% of any Handle for satellite wagering facilities located in the counties of Loudoun, Fairfax, Prince William, and Arlington and the Virginia cities of Manassas, Manassas Park, Fairfax City, Falls Church, and Alexandria.  The Management Agreement was to remain in effect until 2036 provided Colonial owned, controlled, or operated its racetrack under its existing licenses.  At Colonial’s option, Colonial could terminate the Management Agreement any time after 2021 upon payment of a fee equal to 17 times the average management fee paid during the three years immediately preceding such termination.  Management fees incurred under the Management Agreement were $0, $0, and $1,787 during each of the years ended December 31, 2007, 2006, and 2005, respectively.

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

At December 31, 2007, 2006, and 2005, we have four segments representing the geographic regions of our operations. Each segment is managed separately because of the unique characteristics of its revenue stream and customer base.

We have aggregated our operations into the four segments based on similarities in the nature of the properties’ businesses, customers and regulatory environment in which each property operates. The Colorado segment consists of The Lodge and Gilpin casinos.  Our Nevada segment includes the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos.  The Louisiana operations consist of its truck plaza/video poker facilities, and the Virginia segment consists of Colonial’s pari-mutuel operations and its satellite wagering facilities.

The accounting policies of the segments are the same as those described in Note 2.  The corporate adjustments and eliminations represent all other income and expenses, and are also presented.  The following segment information is presented after elimination of inter-segment transactions.

As of and for the Year Ended December 31, 2007

					Corporate
					Adjustments
					and
	Colorado	Nevada	Louisiana	Virginia	Eliminations	Total
Revenues
Gaming
Casino	$106,409	$38,247				$144,656
Truck stop			$64,322			64,322
Pari-mutuel				$41,309		41,309
Food and beverage	9,944	8,315	7,974	3,027		29,260
Convenience store — fuel			81,329			81,329
Convenience store — other			11,133			11,133
Hotel	1,939	2,476				4,415
Other	848	1,434	1,089	1,986		5,357
Total revenues	119,140	50,472	165,847	46,322		381,781
Less: Promotional allowances	(19,766)	(7,410)	(4,777)			(31,953)
Net revenues	$99,374	$43,062	$161,070	$46,322		$349,828

Depreciation and amortization	$6,172	$5,313	$3,848	$2,065	$703	$18,101
Interest income	$46	$40	$87	$113	$59	$345
Interest expense, net of amounts capitalized	$8,821	$5,956	$4,861	$599	$8,175	$28,412
Net income (loss)	$18,474	$(5,592)	$10,677	$(1,150)	$(17,444)	$4,965
EBITDA(1)	$33,421	$5,637	$19,299	$1,401	$(8,625)	$51,133

Goodwill	$6,711	$9,035	$30,924			$46,670
Identifiable intangible assets, net			$9,491			$9,491
Property, plant and equipment, net	$93,593	$45,458	$40,727	$66,381	$2,400	$248,559
Total assets	$114,615	$64,430	$92,650	$71,991	$12,112	$355,798
Long-term debt	$86,680	$61,773	$51,227	$5,669	$92,696	$298,045
Capital expenditures	$7,925	$17,075	$2,016	$939	$341	$28,296

As of and for the Year Ended December 31, 2006

					Corporate
					Adjustments
					and
	Colorado	Nevada	Louisiana	Virginia	Eliminations	Total
Revenues:
Gaming
Casino	$94,547	$26,936				$121,483
Truck stop			$66,418			66,418
Pari-mutuel				$39,787		39,787
Food and beverage	9,997	4,953	7,296	2,823		25,069
Convenience store — fuel			77,520			77,520
Convenience store — other			10,611			10,611
Hotel	1,887	1,622				3,509
Other	827	705	948	1,939		4,419
Total revenues	107,258	34,216	162,793	44,549		348,816
Less: Promotional allowances	(17,698)	(4,806)	(3,934)			(26,438)
Net revenues	$89,560	$29,410	$158,859	$44,549		$322,378

Depreciation and amortization	$5,535	$2,266	$3,712	$2,069	$520	$14,102
Interest income	$47	$49	$121	$78	$87	$382
Interest expense, net of amounts capitalized	$13,141	$4,771	$4,484	$627	$9,630	$32,653
Income tax benefit					$103	$103
Net income (loss)	$8,487	$(416)	$15,037	$(1,755)	$(31,201)	$(9,848)
EBITDA(1)	$27,116	$6,572	$23,112	$863	$(21,241)	$36,422

Goodwill	$6,711	$9,013	$28,292			$44,016
Identifiable intangible assets, net			$9,653			$9,653
Property, plant and equipment, net	$91,557	$36,973	$39,739	$67,717	$2,747	$238,733
Total assets	$111,909	$53,551	$92,153	$73,785	$19,311	$350,709
Long-term debt	$87,255	$62,191	$47,754	$5,727	$81,540	$284,467
Capital expenditures	$7,473	$10,151	$2,277	$1,919	$2,537	$24,357

As of and for the Year Ended December 31, 2005

					Corporate
					Adjustments
					and
	Colorado	Nevada	Louisiana	Virginia	Eliminations	Total
Revenues
Gaming
Casino	$93,088	$22,519				$115,607
Truck stop			$44,760			44,760
Pari-mutuel				$35,988		35,988
Food and beverage	10,177	3,459	4,204	2,560		20,400
Convenience store — fuel			47,511			47,511
Convenience store — other			6,139			6,139
Hotel	1,662	320				1,982
Other	742	141	393	2,419		3,695
Total revenues	105,669	26,439	103,007	40,967		276,082
Less: Promotional allowances	(17,255)	(4,108)	(2,472)			(23,835)
Net revenues	$88,414	$22,331	$100,535	$40,967		$252,247

Depreciation and amortization	$5,017	$1,691	$2,958	$1,685	$225	$11,576
Interest income	$44	$15	$26	$86	$7	$178
Interest expense, net of amounts capitalized	$10,934	$3,141	$3,228	$322	$5,213	$22,838
Income tax expense					$423	$423
Net income (loss)	$9,844	$1,286	$11,419	$(12,947)	$(13,500)	$(3,898)
EBITDA(1)	$25,751	$6,103	$17,579	$(11,026)	$(7,646)	$30,761

Goodwill	$6,710	$8,836	$24,912			$40,458
Identifiable intangible assets, net			$9,683			$9,683
Property, plant and equipment, net	$88,597	$9,734	$37,227	$68,640	$2,038	$206,236
Total assets	$110,211	$23,711	$84,971	$73,313	$6,044	$298,250
Long-term debt	$82,802	$22,813	$40,907	$3,940	$44,035	$194,497
Capital expenditures	$5,844	$1,212	$9,193	$2,316	$554	$19,119

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

******

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger dated as of April 25, 2001, among Black Hawk Gaming & Development Company, Gameco, Inc. and BH Acquisition, Inc.

2.2(1)	Amendment to Agreement and Plan of Merger dated as of November 12, 2001 among Black Hawk Gaming & Development Company, Inc., Gameco, Inc. and BH Acquisition, Inc.

2.3(1)	Exchange Agreement dated February 22, 2002 among Gameco, Inc., Jeffrey P. Jacobs and The Richard E. Jacobs Revocable Trust

2.4(1)	Agreement and Plan of Merger dated as of June 11, 2001 among Colonial Holdings, Inc., Gameco, Inc. and Gameco Acquisitions, Inc.

2.5(1)	Amendment to Agreement and Plan of Merger dated as of November 16, 2001 among Colonial Holdings, Inc., Gameco, Inc. and Gameco Acquisition, Inc.

2.6(1)	Agreement and Plan of Merger, dated February 22, 2002 between Gameco, Inc. and Jacobs Entertainment, Inc.

3.1(1)	Certificate of Incorporation of Gameco, Inc.

3.2(1)	By-Laws of Gameco, Inc.

3.3(1)	Articles of Incorporation of Black Hawk Gaming & Development Company, Inc.

3.4(1)	Bylaws of Black Hawk Gaming & Development Company, Inc.

3.5(1)	Articles of Incorporation of Gold Dust West Casino, Inc.

3.6(1)	Code of By-laws of Gold Dust West Casino, Inc.

3.7(1)	Articles of Organization of Black Hawk/Jacobs Entertainment, LLC

3.8(1)	Operating Agreement of Black Hawk/Jacobs Entertainment, LLC

3.9(1)	Joint Venture Agreement of Gilpin Hotel Venture

3.10(1)	Articles of Incorporation of Gilpin Ventures, Inc.

3.11(1)	By-Laws of Gilpin Ventures, Inc.

3.12(1)	Articles of Incorporation of Jalou II Inc.

3.13(1)	By-Laws of Jalou II Inc.

3.14(1)	Articles of Incorporation of Winner’s Choice Casino, Inc.

3.15(1)	By-Laws of Winner’s Choice Casino, Inc.

3.16(1)	Articles of Organization of Diversified Opportunities Group Ltd.

3.17(1)	Articles of Organization of Jalou L.L.C.

3.18(1)	Articles of Organization of Houma Truck Plaza & Casino, L.L.C.

3.19(1)	Articles of Organization of Jalou-Cash’s L.L.C.

3.20(1)	Articles of Incorporation of JACE, Inc.

3.21(1)	Articles of Organization of Lucky Magnolia Truck Stop and Casino, L.L.C.

3.22(1)	Articles of Organization of Bayou Vista Truck Plaza and Casino, L.L.C.

3.23(1)	Articles of Organization of Raceland Truck Plaza and Casino, L.L.C.

3.24(1)	Articles of Incorporation of JACE, Inc. (duplicate of Exhibit 3.20).

3.25(2)	Certificate of Amendment of Certificate of Incorporation of Gameco, Inc.

3.26(2)	Amended and Restated Certificate of Limited Partnership of Colonial Downs, L.P.

3.27(2)	Limited Partnership Agreement of Colonial Downs, L.P.

3.28(2)	Amended and Restated Articles of Incorporation of Colonial Downs Holdings, Inc.

3.29(2)	Amendment to Articles of Incorporation of Colonial Downs Holdings, Inc.

3.30(2)	Bylaws of Colonial Downs Holdings, Inc.

3.31(2)	Articles of Incorporation of Stansley Racing Corp.

3.32(2)	Articles of Amendment to the Articles of Incorporation of Stansley Racing Corp.

3.33(2)	Bylaws of Stansley Racing Corp.

3.34(2)	Amended and Restated Operating Agreement of Diversified Opportunities Group Ltd.

3.35(2)	Amendment to the Operating Agreement of Black Hawk/Jacobs Entertainment, LLC

3.36(2)	Amendment to the Certificate of Incorporation of Gameco, Inc.

3.37(8)	Articles of Organization of Jalou Breaux Bridge, LLC dated January 29, 2003

3.38(8)	Articles of Organization of Jalou Eunice, LLC dated March 27, 2003

3.39(8)	Articles of Organization of Jalou of Jefferson, LLC dated September 23, 2003

3.40(10)	Certificate of Amendment of Certificate of Incorporation of Jacobs Entertainment, Inc. dated September 27, 2005

3.41(10)	Articles of Incorporation of Jacobs Piñon Plaza Entertainment, Inc. dated November 2, 2005

3.41A(12)	Bylaws of Jacobs Piñon Plaza Entertainment, Inc. dated November 8, 2005

3.42(12)	Articles of Incorporation of Fuel Stop 36, Inc. dated August 24, 1989

3.43(12)	Articles of Organization of Jalou of Larose, LLC dated November 3, 2005

3.44(12)	Articles of Incorporation of Jacobs Elko Entertainment, Inc.

3.45(12)	Bylaws of Jacobs Elko Entertainment, Inc.

3.46(12)	Articles of Organization of Jacobs Dakota Works, LLC

3.47(12)	Operating Agreement of Jacobs Dakota Works, LLC

3.48(12)	Articles of Organization of Jalou Diamond L.L.C.

3.49(12)	Limited Liability Company Agreement of Jalou Diamond L.L.C.

3.50(12)	Articles of Organization of Jalou Magic L.L.C.

3.51(12)	Limited Liability Company Agreement of Jalou Magic L.L.C.

3.52(12)	Articles of Organization of Jalou of Vinton-Bingo, LLC

3.53(12)	Limited Liability Company Agreement of Jalou of Vinton-Bingo, LLC

3.54(12)	Articles of Organization of Jalou of Vinton, LLC

3.55(12)	Limited Liability Company Agreement of Jalou of Vinton, LLC

3.56(12)	Articles of Organization of Jalou of St. Helena, LLC

3.57(12)	Limited Liability Company Agreement of Jalou of St. Helena, LLC

3.58(12)	Amended and Restated Articles of Incorporation of Jacobs Piñon Plaza Entertainment, Inc.

3.59(12)	Articles of Organization of Jalou of St. Martin, L.L.C.

3.60(12)	Limited Liability Company Agreement of Jalou of St. Martin, L.L.C.

3.61(12)	Limited Liability Company Agreement of Jalou L.L.C.

3.62(12)	Operating Agreement of Houma Truck Plaza Stop and Casino, L.L.C.

3.63(12)	Limited Liability Company Agreement of Jalou-Cash’s L.L.C.

3.64(12)	Limited Liability Company Agreement of Lucky Magnolia Truck Stop and Casino, L.L.C.

3.65(12)	Limited Liability Company Agreement of Bayou Vista Truck Plaza and Casino, L.L.C.

3.66(12)	Limited Liability Company Agreement of Raceland Truck Plaza and Casino, L.L.C.

3.67(12)	Limited Liability Company Agreement of Jalou Breaux Bridge, LLC

3.68(12)	Limited Liability Company Agreement of Jalou of Eunice, LLC

3.69(12)	Limited Liability Company Agreement of Jalou of Jefferson, LLC

3.70(12)	Limited Liability Company Agreement of Jalou of Larose, LLC

3.71(12)	Articles of Organization of Colonial Downs, LLC

3.72(12)	Operating Agreement of Colonial Downs, LLC

3.73(12)	Articles of Organization of JRJ Properties, LLC

3.74(12)	Limited Liability Company Agreement of JRJ Properties, LLC

3.75(12)	Articles of Organization of Virginia Concessions, LLC

3.76(12)	Amended and Restated Operating Agreement of Virginia Concessions, LLC

3.77A(12)	Articles of Amendment to the Articles of Incorporation of Old Dominion Racing Association, Inc.

3.77B(12)	Articles of Amendment to the Articles of Incorporation of Old Dominion Racing Association, Inc.

3.77C(12)	Articles of Amendment to the Articles of Incorporation of Old Dominion Jockey Club, Inc.

3.77D(12)	Articles of Amendment to the Articles of Incorporation of Maryland-Virginia Racing Circuit, Inc.

3.78(17)	Articles of Organization of Jalou Fox, LLC dated November 14, 2005.

3.79(17)	Limited Liability Company Agreement of Jalou Fox, LLC dated September 1, 2005.

3.80(19)	Articles of Organization of Jalou Silver Dollar, LLC.

3.81(19)	Limited Liability Company Agreement of Jalou Silver Dollar, LLC.

4.1(13)	Trust Indenture Agreement by and between Jacobs Entertainment, Inc. and Wells Fargo Bank, as Trustee, dated June 16, 2006

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

10.12(12)	Consulting Agreement dated January 1, 2006 and amended June 16, 2006, by and among Jacobs Entertainment, Inc. and Jacobs Investments Management Co., Inc.

10.13(12)	Fourth Amendment to Option Purchase Agreement dated May 15, 2006 between Dakota/Blackhawk, LLC and Jacobs Entertainment, Inc.

10.14(12)	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Nautica Phase 2 Limited Partnership

10.15(12)	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Jacobs Lot D, Inc.

10.16(12)	Option Agreement dated April 18, 2006 between Jacobs Entertainment, Inc. and Flats Development, Inc.

10.17(12)	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Sycamore & Main, Inc.

10.18(12)	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Nautica Peninsula Land Limited Partnership

10.19(12)	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Sugar Warehouse Limited Partnership

10.20(12)	Lease and Option to Purchase Agreement dated June 21, 2006 by and between Curray Corporation, Texas Pelican, LLC and Jalou of Vinton, LLC

10.21(12)	Amendments to Thoroughbred Horsemen’s Agreements, dated May 11, 2006, by and between Colonial Downs, L.P. and The Virginia Horsemen’s Benevolent and Protective Association, Inc.

10.22(12)	Amendment to Standard Horsemen’s Agreements, dated May 26, 2006, by and between Colonial Downs, L.P. and The Virginia Harness Horse Association

10.23(16)	Executive Employment Agreement dated December 5, 2006 between Jacobs Entertainment, Inc. and Stephen R. Roark

10.24(16)	Executive Employment Agreement effective July 1, 2006 between Jacobs Entertainment, Inc. and Michael T. Shubic

10.25(16)	Executive Employment Agreement effective August 1, 2006 between Jacobs Entertainment, Inc. and Ian M. Stewart

10.26(16)	Executive Employment Agreement dated December 5, 2006 between Jacobs Entertainment, Inc. and Brett Kramer

10.27(16)	Executive Employment Agreement dated December 5, 2006 between Jacobs Entertainment, Inc. and Stanley Politano

10.28(17)	Membership Interests Purchase Agreement dated August 20, 2007 by and between Gameco Holdings, Inc. and Jacobs Entertainment, Inc.

10.28A(18)	Amendment No. 1 dated May 4, 2007 to Credit Agreement among Jacobs Entertainment, Inc. and various lenders

10.29(19)	Asset Purchase Agreement dated October 4, 2006 regarding the Silver Dollar Truck Plaza.

12(19)	Computation of Ratio of Earnings to Fixed Charges.

14.1(19)	Code of Ethics (as revised).

21.2(19)	Subsidiaries of Jacobs Entertainment, Inc.

25.1(12)	Statement of Eligibility of Trustee on Form T-1

31.1(19)	Chief Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(19)	Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1(19)	Chief Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2(19)	Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated hereby by reference from our registration statement on Form S-4 (SEC Registration No. 333-88242) filed on May 14, 2002.
(2)	Incorporated hereby by reference from Amendment No. 1 of our registration statement on Form S-4 (SEC Registration No. 333-88242) filed on August 8, 2002.
(3)	Incorporated hereby by reference from our Form 10-K filed on March 29, 2004.
(4)	Incorporated hereby by reference from our Form 10-K filed on March 31, 2003.
(5)	Incorporated by reference from our Form 10-Q filed August 13, 2004.
(6)	Incorporated hereby by reference from our Report on Form 8-K filed October 7, 2004.
(7)	Incorporated hereby by reference to Exhibits 2.01(a) and 2.01(b) from our Report on Form 8-K dated March 4, 2005.
(8)	Incorporated hereby by reference from our Form 10-K filed March 28, 2005.
(9)	Incorporated hereby by reference from our Report on Form 8-K filed on March 4, 2005.
(10)	Incorporated by reference from our Form 10-Q filed November 14, 2005.
(11)	Incorporated hereby by reference from our Report on Form 8-K filed on November 15, 2005.
(12)	Incorporated hereby by reference from our registration statement on Form S-4 (SEC Registration No. 333-136066) filed on July 27, 2006.
(13)	Incorporated hereby by reference from our Form 8-K filed on March 23, 2006.
(14)	Incorporated hereby by reference from our Form 8-K filed on June 22, 2006.
(15)	Incorporated hereby by reference from our Form 10-K filed on March 29, 2006.
(16)	Incorporated hereby by reference from our Form 8-K filed on December 8, 2006.
(17)	Incorporated hereby by reference from our Form 8-K filed on September 6, 2007.
(18)	Incorporated hereby by reference from our Form 8-K filed on May 10, 2007.
(19)	Filed herewith.