Form 10-Q
period 2008-03-31
JACOBS ENTERTAINMENT INC
filed 2008-05-13
CIK 1173284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 13, 2008
Class A Common Stock, $.01 par value	1,320 shares
Class B Common Stock, $.01 par value	180 shares

Jacobs Entertainment, Inc.

Index

March 31, 2008

Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2008 and December 31, 2007

(Dollars in Thousands)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,339	$24,397
Restricted cash	2,897	1,398
Accounts receivable, net	4,366	3,609
Due from affiliate	16
Inventory	3,320	3,328
Prepaid expenses and other current assets	3,828	2,810
Total current assets	40,766	35,542

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	56,179	56,145
Building and improvements	177,827	177,716
Equipment, furniture and fixtures	81,618	80,999
Leasehold improvements	2,470	2,460
Construction in progress	1,403	837
	319,497	318,157
Less accumulated depreciation	(74,137)	(69,598)
Property, plant and equipment, net	245,360	248,559

OTHER NONCURRENT ASSETS:
Goodwill	46,670	46,670
Identifiable intangible assets, net	9,848	9,491
Debt issue costs, net	7,905	8,276
Investment in equity securities	5,695	5,524
Other assets	1,693	1,736
TOTAL	$357,937	$355,798

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$20,512	$22,713
Gaming taxes payable	2,985	3,279
Interest payable	6,139	1,027
Due to affiliate		435
Current portion of long-term debt and capital lease obligations	1,291	1,301
Total current liabilities	30,927	28,755

Long-term debt and capital lease obligations	296,870	298,045
Other noncurrent liabilities	750	690
Total liabilities	328,547	327,490
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER’S EQUITY:
Class A Common stock, $.01 par value; 1,800 shares authorized, 1,320 shares issued and outstanding as of March 31, 2008 and December 31, 2007	—	—
Class B Common stock, $.01 par value; 200 shares authorized, 180 shares issued and outstanding as of March 31, 2008 and December 31, 2007	—	—
Additional paid-in capital	31,917	31,917
Accumulated deficit	(279)	(1,190)
Accumulated other comprehensive loss	(2,248)	(2,419)
Total stockholder’s equity	29,390	28,308
TOTAL	$357,937	$355,798

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2008 and 2007

(Dollars in Thousands)

	Three Months Ended March 31,
	2008	2007
REVENUES
Gaming:
Casino	$34,378	$34,500
Truck stop	17,575	17,405
Pari-mutuel	9,356	9,860
Food and beverage	7,454	6,932
Convenience store – fuel	22,215	18,415
Convenience store – other	2,443	2,685
Hotel	952	910
Other	1,185	1,126
Total revenues	95,558	91,833
Less: Promotional allowances	(8,515)	(7,211)
Net revenues	87,043	84,622

COSTS AND EXPENSES
Gaming:
Casino	11,580	12,111
Truck stop	10,335	9,842
Pari-mutuel	7,269	7,369
Food and beverage	3,708	3,750
Convenience store – fuel	21,263	17,404
Convenience store – other	3,451	3,551
Hotel	244	243
Marketing, general and administrative	16,403	16,951
Depreciation and amortization	4,898	4,075
Total costs and expenses	79,151	75,296

OPERATING INCOME	7,892	9,326

Interest income	57	88
Interest expense, net of amounts capitalized	(7,038)	(6,929)

NET INCOME	$911	$2,485

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the Year Ended December 31, 2007 and for the Three Months Ended March 31, 2008

(Dollars in Thousands)

						Accumulated
	Common Stock			Additional		Other
	Class A Shares	Class B Shares	Amount*	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
BALANCES, JANUARY 1, 2007	1,320	180	$	$35,426	$(2,182)	$1,999	$35,243
Capital contribution				8,910			8,910
Distributions				(12,419)	(3,973)		(16,392)
Comprehensive income (loss):
Net change in fair value of equity securities available-for-sale						(4,418)	(4,418)
Net income					4,965		4,965
Total comprehensive income							547
BALANCES, DECEMBER 31, 2007	1,320	180	$	$31,917	$(1,190)	$(2,419)	$28,308
Comprehensive income (loss):
Net change in fair value of equity securities available-for-sale						171	171
Net income					911		911
Total comprehensive income							1,082
BALANCES, MARCH 31, 2008	1,320	180	$	$31,917	$(279)	$(2,248)	$29,390

*                 The par value amount of Jacobs Entertainment, Inc. common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 due to rounding.

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2008 and 2007

(Dollars in Thousands)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$911	$2,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,898	4,075
Loss on sale of equipment	54	16
Deferred financing cost amortization	371	406
Other	1	14
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(1,499)	(1,672)
Accounts receivable, net	(757)	524
Inventory	8	(355)
Prepaid expenses and other assets	(979)	(740)
Accounts payable and accrued expenses	(105)	1,620
Gaming taxes payable	(294)	50
Interest payable	5,112	5,155
Due from/to affiliate	(451)	441
Net cash provided by operating activities	7,270	12,019
INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,483)	(12,505)
Proceeds from sale of equipment	15	14
Purchases of device rights	(674)
Acquisitions of truck stops, net of cash acquired		(4,093)
Net cash used in investing activities	(4,142)	(16,584)
FINANCING ACTIVITIES:
Proceeds from revolving line of credit	1,250	5,500
Payments on long-term debt	(186)	(344)
Payments on revolving line of credit	(2,250)	(1,000)
Distributions to stockholders		(1,000)
Net cash (used in) provided by financing activities	(1,186)	3,156
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,942	(1,409)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,397	24,295
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,339	$22,886
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized of $0 and $159 for the three months ended March 31, 2008 and 2007, respectively	$1,552	$1,534
Non-cash investing and financing activities:
Acquisition of property for payables incurred	$350	$2,724

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

1.                       BUSINESS AND ORGANIZATION

Jacobs Entertainment, Inc. (“JEI,” the “Company,” “us,” “our,” or “we”) was formed on April 17, 2001, as a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended, to become a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Nevada, Louisiana, and Virginia. Effective January 31, 2007, we became a wholly-owned subsidiary of Jacobs Investments, Inc. (“JII”), which in turn is 50% owned by Jeffrey P. Jacobs, our Chief Executive Officer, and two of his family trusts, and 50% owned by a revocable trust and an irrevocable trust established by his father, Richard E. Jacobs.  These persons and their affiliates are referred to herein as “Jacobs.”  As of March 31, 2008, we own and operate five casinos through wholly-owned subsidiaries. Our casinos include The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Hotel Casino (“Gilpin”), both in Black Hawk, Colorado, the Gold Dust West Casino (“Gold Dust West-Reno”) in Reno, Nevada and the Gold Dust West-Carson City (formerly Piñon Plaza Resort) in Carson City, Nevada, which we acquired on June 25, 2006.  Additionally, we developed a new casino in Elko, Nevada (“Gold Dust West-Elko”), which opened on March 5, 2007.  JEI also owns and operates 18 truck plaza video gaming facilities in Louisiana, which are collectively referred to as “Jalou,” “truck stops” or “truck plazas.”  We also receive a percentage of gaming revenue from an additional truck plaza video gaming facility.  Finally, JEI owns and operates a horse racing track with nine satellite wagering facilities in Virginia through a wholly-owned subsidiary, Colonial Holdings, Inc. (“Colonial”).

On September 4, 2007, we acquired a truck plaza video gaming facility in Louisiana previously owned by Jacobs.  The purchase of this truck plaza video gaming facility was accounted for as a combination of entities under common control, which is similar to the pooling of interests method of accounting for business combinations.  Accordingly, the accompanying unaudited condensed consolidated 2007 financial statements have been retroactively adjusted to include the operations of the acquired truck plaza from January 1, 2007.  See Note 7 below.

2.                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Financial Statements – In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial position as of March 31, 2008 and December 31, 2007, and the results of our operations and cash flows for the three months ended March 31, 2008 and 2007, and our changes in stockholder’s equity for the year ended December 31, 2007 and the three months ended March 31, 2008.  All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto in our Form 10-K report for the year ended December 31, 2007 filed with the U.S. Securities and Exchange Commission.  Our significant accounting policies are discussed in detail in Note 2 to the financial statements contained in our Form 10-K report.  The results of interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

New Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy.  SFAS 157 was effective for us on January 1, 2008.  We partially adopted SFAS 157 as of January 1, 2008, pursuant to FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. FSP No. FAS 157-2 states that a measurement is recurring if it happens at least annually and defines nonfinancial assets and nonfinancial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in SFAS 159.  The statement also notes that if SFAS 157 is not applied in its entirety, we must disclose: (1) that we have only partially adopted SFAS 157 and (2) the categories of assets and liabilities recorded or disclosed at fair value to which the statement was not applied.

We chose to adopt FSP No. FAS 157-2 as of January 1, 2008 and delay the application of SFAS 157 in its entirety.  Therefore, we did not apply SFAS No. 157 to nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities, including nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and goodwill impairment assessment under SFAS No. 142, Goodwill and Other Intangible Assets. We are still required to apply SFAS 157 to recurring financial and non-financial instruments, which affects the fair value disclosure of our investment in equity securities.  See Note 8 for fair value disclosures.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FAS 115 (“SFAS 159”), which allows entities to choose at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings.  SFAS 159 also establishes presentation disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.  SFAS 159 was effective for us on January 1, 2008. We did not elect to adopt the fair value measurement provisions of SFAS 159.

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase option; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for all fiscal years beginning on or after December 15, 2008 and is to be applied prospectively.  Accordingly, any business combinations we engage in will be recorded and disclosed following existing accounting pronouncements until January 1, 2009. We expect SFAS 141(R) will have an impact on our consolidated results of operations, cash flows and financial position when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

3.                       GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

We test goodwill for impairment as of September 30 each year or when circumstances indicate it is necessary.  Testing compares the estimated fair values of our reporting units to the reporting units’ carrying value.  We consider a variety of factors when estimating the fair value of our reporting units, including estimates about the future operating results of each reporting unit, multiples of EBITDA, investment banker market analyses, and recent sales of comparable business units if such information is available to us.  A variety of estimates and judgments about the relevance and comparability of these factors to the reporting units are made.  We believe the goodwill held in our reporting units is not impaired.  In addition, we have reassessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets.  There has been no change in the carrying amount of goodwill for the three months ended March 31, 2008.

Identifiable intangible assets as of March 31, 2008 and December 31, 2007, consist of the following:

	Weighted	March 31, 2008			December 31, 2007
	Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizable intangible assets:
Revenue rights	43.75	$6,000	$750	$5,250	$6,000	$720	$5,280
Device use rights	2.66	8,656	4,860	3,796	7,982	4,638	3,344
Noncompete agreements	3.53	1,779	977	802	1,779	912	867

Total		$16,435	$6,587	$9,848	$15,761	$6,270	$9,491

Aggregate amortization expense of identifiable intangible assets was $317 and $347 for the three months ended March 31, 2008 and 2007, respectively.

Estimated amortization expense for the years ending December 31:

2008 (remaining 9 months)	$1,129
2008	1,467
2009	1,263
2010	681
2011	523
Thereafter	4,785
Total	$9,848

4.                       SEGMENTS

Our Chief Executive Officer (“CEO”) is the chief operating decision maker. Our casino properties in Colorado (The Lodge and Gilpin casinos) and Nevada (the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos) are managed by our Chief Operating Officer (“COO”) who is located in our Golden, Colorado corporate offices. Further, our 19 video poker truck plaza operations are also managed by our COO.  Additionally, we have two Regional Vice Presidents who report to the COO and assist in managing these operations. Our COO reports to our President, who is also located in Golden, Colorado.  Our President reports directly to our CEO. Our Virginia racetrack and satellite wagering facilities are managed by our on-site President of Pari-Mutuel Operations, and he also reports directly to our CEO. Our management team conducts monthly video conferencing and teleconferencing calls with our CEO.

At March 31, 2008 and 2007, we have four segments representing the geographic regions of our operations.  Each segment is managed separately because of the unique characteristics of its revenue stream and customer base.

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

The accounting policies of the segments are the same as those described in Note 2 above and those included in our Form 10-K report for the year ended December 31, 2007.  The corporate adjustments and eliminations represent all other income and expenses, and are also presented.  The following segment information is presented after elimination of inter-segment transactions.

As of and for the Three Months Ended March 31, 2008

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments and Eliminations	Total
Revenues:
Gaming
Casino	$24,756	$9,622				$34,378
Truck stop			$17,575			17,575
Pari-mutuel				$9,356		9,356
Food and beverage	2,642	2,161	2,113	538		7,454
Convenience store — fuel			22,215			22,215
Convenience store — other			2,443			2,443
Hotel	466	486				952
Other	186	351	368	280		1,185
Total revenues	28,050	12,620	44,714	10,174		95,558
Less: Promotional allowances	(5,124)	(2,005)	(1,386)			(8,515)
Net revenues	$22,926	$10,615	$43,328	$10,174		$87,043

Depreciation and amortization	$1,731	$1,464	$1,001	$519	$183	$4,898
Interest income	$3	$4	$8	$29	$13	$57
Interest expense, net of amounts capitalized	$2,202	$1,433	$1,223	$149	$2,031	$7,038
Net income (loss)	$3,381	$(1,503)	$3,348	$(86)	$(4,229)	$911
EBITDA(1)	$7,311	$1,390	$5,564	$553	$(2,028)	$12,790

Goodwill	$6,711	$9,035	$30,924			$46,670
Identifiable intangible assets, net			$9,848			$9,848
Property, plant and equipment, net	$91,919	$44,383	$40,516	$66,292	$2,250	$245,360
Total assets	$112,840	$63,384	$94,359	$74,124	$13,230	$357,937
Long-term debt	$86,680	$61,718	$51,215	$5,662	$91,595	$296,870
Capital expenditures	$1,823	$677	$487	$460	$36	$3,483

For the Three Months Ended March 31, 2007
(Balance Sheet Data as of December 31, 2007)

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments and Eliminations	Total
Revenues
Gaming
Casino	$25,778	$8,722				$34,500
Truck stop			$17,405			17,405
Pari-mutuel				$9,860		9,860
Food and beverage	2,405	1,964	2,000	563		6,932
Convenience store — fuel			18,415			18,415
Convenience store — other			2,685			2,685
Hotel	468	442				910
Other	191	349	290	296		1,126
Total revenues	28,842	11,477	40,795	10,719		91,833
Less: Promotional allowances	(4,483)	(1,631)	(1,097)			(7,211)
Net revenues	$24,359	$9,846	$39,698	$10,719		$84,622

Depreciation and amortization	$1,478	$951	$941	$527	$178	$4,075
Interest income	$12	$13	$33	$14	$16	$88
Interest expense, net of amounts capitalized	$2,212	$1,368	$1,137	$148	$2,064	$6,929
Net income (loss)	$4,574	$(2,092)	$4,128	$10	$(4,135)	$2,485
EBITDA(1)	$8,252	$214	$6,173	$671	$(1,909)	$13,401

Goodwill	$6,711	$9,035	$30,924			$46,670
Identifiable intangible assets, net			$9,491			$9,491
Property, plant and equipment, net	$93,593	$45,458	$40,727	$66,381	$2,400	$248,559
Total assets	$114,615	$64,430	$92,650	$71,991	$12,112	$355,798
Long-term debt	$86,680	$61,773	$51,227	$5,669	$92,696	$298,045
Capital expenditures	$2,013	$9,815	$302	$338	$37	$12,505

(1)                   EBITDA (earnings before interest, income taxes, depreciation and amortization) is presented as supplemental information in the tables above as it is a key measure of operating performance used by our chief operating decision maker. EBITDA can be reconciled directly to our condensed consolidated net income (loss) by adding the amounts shown for depreciation, amortization, income taxes and interest to net income (loss). This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income (loss), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows holders of our debt and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our segments using EBITDA measures as do most analysts following the gaming industry. EBITDA is also a key component of certain financial covenants in our debt agreements.

5.                       COMMITMENTS AND CONTINGENCIES

Commitments

Colonial has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for our pari-mutuel wagering applications.  The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities to 2012, and to provide replacement equipment for existing equipment, at a rate of .385% of handle up to $270,000 in handle.  Handle above $270,000 will be charged a rate of .345%.  The agreement also provides for a minimum charge per calendar year of $210.  In addition, Colonial had agreements with a company which provides broadcasting and simulcasting equipment and services.  The agreements for live racing broadcasting and simulcasting services at the horse racing track, and equipment leases at two of the satellite wagering facilities expired December 31, 2007.  We purchased the leased equipment at the two satellite wagering facilities and extended the agreement for live race broadcasting and simulcasting services for one year through December 31, 2008.  Total expense incurred for totalisator equipment and broadcasting and simulcasting services was $200 and $234 for the three month periods ended March 31, 2008 and 2007, respectively.

The Interstate Horse Racing Act requires that we secure the consent of the Virginia Horsemen’s Benevolence and Protective Association (the “VaHBPA”) and the Virginia Harness Horse Association (“VHHA”) to the export simulcasting of races. These consents are usually contained in the agreement between each group and us.  We have entered into an agreement with the VaHBPA that expires December 31, 2008.  The agreement is pending the approval of the Virginia Racing Commission, which is expected to act at its next meeting on May 21, 2008, and our current agreement with the VaHBPA extends through such date.  Our agreement with the VHHA expires December 31, 2008. In the event our VaHBPA agreement is not approved or extended or we cannot continue to renew these agreements in the future, the Virginia Racing Commission has the right to suspend our licenses to operate our racetrack and the satellite wagering facilities until agreements are in place although it has not indicated that it will do so. Although it is difficult to predict the likelihood of such an event, closure of the satellite wagering facilities would be detrimental to the horsemen’s groups as well as us since each horsemen’s group’s primary source of purse funds is its percentage of wagering at the satellite facilities.

The Company’s operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia, leases for office space in Colorado, Louisiana, Virginia and Florida, as well as leases for automobiles and other property and equipment at all locations, expiring at various dates.  Total expense under these non-cancelable operating leases was $707 and $726 during the three months ended March 31, 2008 and 2007, respectively.

Additionally, under Louisiana law, video poker machines must be owned by Louisiana residents.  The Jalou truck plaza video gaming facilities pay one dollar per operating video poker machine per day to the third party owner of the machines in order to maintain the machines used in our truck plaza operations, plus reimbursement for the owner’s licensing costs and various other expenses.  Total expense under these obligations was $331 and $309 for the three months ended March 31, 2008 and 2007, respectively.

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

6.                       RELATED PARTY TRANSACTIONS

In order to assist us in our efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, we have an agreement with Jacobs Investments Management Co. Inc. (“JIMCO”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two former directors of Colonial. This agreement was amended and restated retroactive to January 1, 2006 for a period of 20 years, at $1,250 per year payable in two equal installments of $625 on January 1st and July 1st each year plus two and one-half percent (2.5%) of budgeted development costs for projects undertaken by us, if certain debt covenant ratios are met. Total incurred under this agreement with JIMCO was $313 and $672 during the three months ended March 31, 2008 and 2007, respectively.

We provide monthly management and accounting services for various truck stops owned by Jacobs.  Charges for these management services totaled $295 and $254 for the three months ended March 31, 2008 and 2007, respectively. Additionally, we provide shared services such as a branded fuel card that can be used at the truck stops owned both by us and Jacobs, and repair parts purchased by Jacobs from us.  These transactions result in receivables from and payables to our affiliate.  As of March 31, 2008, these transactions resulted in net receivables from affiliate totaling $16, and as of December 31, 2007, these transactions resulted in net payables to affiliate totaling $435.

We have acquired from affiliated parties several options to lease and options to purchase land and certain improvements on the west bank of the Cuyahoga River in Cleveland, Ohio.  We refer to these properties, covering an aggregate of approximately 624,000 square feet of land (14.4 acres) and a building comprised of 47,380 square feet of net rentable space, as the Nautica Properties.  The Nautica Properties consist of six parcels and require aggregate option payments of $500 per year.  The option agreements give us the right during the next two and one-quarter years to purchase two parcels and the right to purchase or enter into long-term leases on the other four parcels.  Our Chairman and Chief Executive Officer owns varying interests in five of the six parcels.

Although we may elect not to exercise all the options unless casino gaming opportunities arise, we nonetheless have the right to acquire all or part of the Nautica Properties for other purposes.  If casino gaming is not legalized but we decide to exercise our options, the aggregate purchase price would be approximately $6,200 for two parcels and the aggregate annual lease payments on four parcels would be approximately $450.  The purchase price and rent payments would be increased based on independent appraisals of the land and improvement values if, in the future, casino gaming were to become legalized in Ohio and a casino is licensed at Nautica.  During March 2008, the Company exercised its option to acquire one of these parcels.  On April 1, 2008, we purchased this parcel for $800 (comprised of the contractual purchase price of $900, reduced by option payments totaling $100).  The company that owned this parcel of land was wholly owned by our Chairman and Chief Executive Officer.

7.                       DEBT AND RECENT ACQUISITION ACTIVITY

We have issued senior unsecured notes in the amount of $210,000 bearing interest at 9¾% due June 15, 2014 with interest only payments due each June 15 and December 15.  We also have a $100,000 senior secured credit facility consisting of: (i) a $40,000 five-year revolving credit facility; (ii) a $40,000 six-year term loan facility; and (iii) a $20,000 six-year delayed draw term loan.  Borrowings under our senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined, and (2) the federal funds rate plus ½ of 1% or (b) a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs.  At March 31, 2008, the blended interest rate on our senior secured credit facility was approximately 5.32%.  As of March 31, 2008, $17,500 was available on the revolving credit facility.

Our $210,000 of 9¾% unsecured senior notes rank equally in right of payment with all of our existing and future unsecured senior indebtedness and senior to any existing and future subordinated indebtedness.  The notes are effectively subordinated to any secured indebtedness (including indebtedness under our senior credit facility) up to the value of the collateral securing such indebtedness.  The notes are guaranteed by our current and future restricted subsidiaries that also guarantee our senior credit facility.  JEI has no significant independent assets or operations and the subsidiaries’ guarantees on the notes are full and unconditional and joint and several within the meaning of Rule 3-10(h) of Regulation S-X of the Securities Exchange Act of 1934, as amended.

There are many restrictions and covenants placed upon us under both our secured and unsecured indebtedness. For example, among other things, we are required to maintain certain operating performance ratios, our covenants impose various restrictions on us as to the timing of redemptions of our notes, there are various change of control covenants, and there are many other restrictive and operational limitations on us that would be difficult or impossible for us to change.  The occurrence of any one of these events and/or covenant violations to our debt agreements could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our debt agreements.  We entered into an amendment to our credit agreement which revised certain debt covenant ratios on May 4, 2007.  The amendment increased the maximum permitted total leverage ratio, increased the maximum permitted senior secured leverage ratio, decreased the minimum interest coverage ratio and adjusted the test periods.  At March 31, 2008, we are in compliance with the revised financial covenants.

Acquisition of Silver Dollar

On October 4, 2006, we entered into an asset purchase agreement with an unaffiliated party to acquire the Silver Dollar truck plaza in Shreveport, Louisiana (“Silver Dollar”), which was under construction.  On January 15, 2007, we agreed with the seller to operate the business and simultaneously assume the terms of its land lease.  The land lease has an initial term of ten years, which began July 1, 2005, with seven five-year extensions at the option of JEI.  Rentals under the lease increase throughout the initial term from $72 per year to $196 per year.  Rentals under the extension periods increase from $196 per year to $262 per year.  JEI has the right of first refusal to purchase the leased land should the lessor receive a bona-fide, arm’s length, good faith offer to purchase any or all of the real property and improvements from a third party.

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

On September 18, 2007, Silver Dollar received approval from Louisiana gaming regulators to offer up to 50 video poker devices, and on September 28, 2007, we began operating 40 video poker devices.  During the first quarter of 2008, we began operating 10 additional video poker devices for a total of 50 video poker devices.

Under the purchase method of accounting, the total purchase price is allocated to Silver Dollar’s tangible and intangible assets and liabilities based on their estimated fair value as of the acquisition date.  A valuation was completed to determine the fair values for property and equipment acquired.  Goodwill resulting from the Silver Dollar transaction is attributable to anticipated future cash flows associated with the acquired entity.  The following table summarizes the allocation of the purchase price to net assets acquired as of March 29, 2007, for the purchase of Silver Dollar:

Silver Dollar

Property and equipment	$1,459
Goodwill	2,638
Identifiable intangible assets	100

Total assets acquired	$4,197

Acquisition of Silver Fox

On September 4, 2007, with funds available on the revolving credit facility described above, we acquired from Jacobs, the Silver Fox truck plaza video gaming facility for $13,794.  Silver Fox is located in Denham Springs, Louisiana.  The acquisition of the truck plaza facility was accounted for as a combination of entities under common control, and as such is reflected for accounting and financial reporting purposes similar to a pooling of interests.  Therefore, the acquisition has been recorded at Jacobs’ historical cost basis in the assets transferred.  Accordingly, the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted from January 1, 2007 through March 31, 2007 to include the operations of the acquired truck plaza as though the transaction had occurred at January 1, 2007.

At January 1, 2007, Silver Fox’s debt outstanding totaled $9,021.  On September 4, 2007, with proceeds from the sale of Silver Fox, Jacobs repaid the outstanding principal and interest of $8,910.  The debt was not assumed by JEI and is reflected as a capital contribution in the statement of stockholder’s equity.

A distribution of $13,794 was recorded on the acquisition date as the assets of the entity acquired have been retroactively accounted for in JEI’s financial statements.  Therefore a net distribution of $2,339 (the $13,794 distribution reduced by the $11,455 of net assets acquired) results from the transaction.

The following table summarizes the net assets acquired and liabilities assumed as of September 4, 2007, for the Silver Fox acquisition:

Silver Fox

Current assets	$609
Property and equipment, net	2,743
Goodwill	7,342
Other assets	4
Identifiable intangible assets	1,004

Total assets acquired	11,702

Current liabilities assumed	247

Net assets acquired	$11,455

8.                       FAIR VALUE OF INVESTMENT IN EQUITY SECURITIES

During 2006, we acquired approximately three percent of the outstanding shares of a publicly-traded gaming company. Our two directors also invested in the company as well as other entities affiliated with our two directors, increasing the combined ownership to approximately 16% of its outstanding common shares.  Effective May 6, 2008, our CEO, Jeffrey P. Jacobs was appointed to the Board of Directors of this publicly-traded gaming company.  Our investment is currently accounted for as available-for-sale equity securities and has been recorded at fair value and included in other noncurrent assets, with unrealized losses recognized as accumulated other comprehensive loss.

Effective January 1, 2008, we adopted SFAS 157 for all financial assets and liabilities measured at fair value on a recurring basis.  The statement establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.  The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.  The statement establishes a hierarchy for grouping these assets and liabilities, based on the significance level of the following inputs:

•             Level 1 — inputs are unadjusted quoted prices for identical assets or liabilities in active markets.

•            Level 2 — inputs include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•             Level 3 — inputs are unobservable and considered significant to the fair value measurement.

A financial instrument’s categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The fair value of our investment in equity securities is based entirely upon quoted market prices, which is a Level 1 input.  As of March 31, 2008, the fair value of our investment in this company is $5,695 and unrealized losses included in accumulated other comprehensive loss total $2,248.  As of December 31, 2007, the fair value was $5,524 and unrealized losses included in accumulated other comprehensive loss totaled $2,419.  The decline in fair value, which is less than 12 months in duration, is deemed to be temporary due to stock price volatility.

Item 2.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section discusses the results of our operations for the three months ended March 31, 2008 and 2007. We recommend reading the following discussions and analyses in conjunction with our unaudited condensed consolidated financial statements, including the notes and other financial information contained in this Form 10-Q, as well as our audited consolidated financial statements as of December 31, 2007, included in our Form 10-K report filed with the Securities and Exchange Commission (“10-K Report”). Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties. In this regard, see the section “Risk Factors” in Item 1A of our 10-K Report.

The historical information should not necessarily be taken as a reliable indicator of our future performance.

TABLE OF CONTENTS TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (MD&A)

Description of item

1.	Significant transactions occurring during 2008
2.	Overview and discussion of our operations
3.	Comparison of our results of operations for the three months ended March 31, 2008 to the three months ended March 31, 2007
4.	EBITDA segment information
5.	Liquidity and capital resources
6.	Critical accounting policies and estimates

1. Significant transactions occurring during 2008

Nautica Property Acquisition

We have acquired from affiliated parties several options to lease and options to purchase land and certain improvements on the west bank of the Cuyahoga River in Cleveland, Ohio.  We refer to these properties as the Nautica Properties consisting of six parcels of land.  During March 2008, the Company exercised its option to acquire one of the Nautica parcels.  On April 1, 2008, we purchased this parcel for $0.8 million (comprised of the contractual purchase price of $0.9 million, reduced by option payments totaling $0.1 million).  The company that owned this parcel of land was wholly owned by our Chairman and Chief Executive Officer.

2. Overview and discussion of our operations

We have four segments representing the geographic regions of our operations: Colorado, Nevada, Louisiana and Virginia. Each segment is managed separately because of the unique characteristics of its revenue stream, regulatory environment and customer base.

Our Chief Executive Officer (“CEO”) is the chief operating decision maker. Our casino properties in Colorado (The Lodge and Gilpin casinos) and Nevada (the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos) are managed by our Chief Operating Officer (“COO”) who is located in our Golden, Colorado corporate offices.  Further, our 19 video poker truck plaza operations are also managed by our COO. Additionally, we have two Regional Vice Presidents who report to the COO and assist in managing these operations.  Our COO reports to our President, who is also located in Golden, Colorado. Our President reports directly to our CEO.  Our Virginia racetrack and satellite wagering facilities are managed by our on-site President of Pari-Mutuel Operations, and he also reports directly to our CEO. Our management team conducts monthly video conferencing and teleconferencing calls with our CEO.

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

Colorado

Our Colorado operations consist of The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Casino (“Gilpin”), both of which are located in Black Hawk, Colorado. The competitive aspects of the market in Black Hawk continue to be a significant factor in our operations.  There were approximately 9,900 gaming devices in the city of Black Hawk at March 31, 2008. At March 31, 2008, we had 1,453 devices in this market (994 at The Lodge and 459 at the Gilpin), which represented approximately 15% of the total devices in Black Hawk.

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

Louisiana

The Louisiana truck plaza video gaming facilities consist of 18 truck plazas located in Louisiana and a share in the gaming revenues of an additional truck plaza.  Each truck plaza features a convenience store, fueling operations, a restaurant and up to 50 video gaming devices in the casino depending on the level of fuel sales and available space.  Our Silver Fox location has 53 video gaming devices (50 in the casino and 3 in the standalone bar), our St. Martin and Diamond locations have 48 and 47 devices, respectively, and our Eunice location has 40 video gaming devices.  All other truck plaza video gaming facilities have 50 video gaming devices.

The Louisiana truck plazas’ revenues are comprised of: (i) revenue from video poker gaming machines; (ii) sales of gasoline and diesel fuel; (iii) sales of groceries, trucker supplies and sundry items through their convenience stores; (iv) sales of food and beverages in their restaurants and bars; and (v) miscellaneous commissions on ATMs, pay phones and lottery sales.

All video poker activity is reported via a computer phone line directly to the Louisiana State Police. The Louisiana truck plazas’ revenues are dependent on meeting the minimum gallons of fuel sales requirements necessary to operate video poker gaming machines in Louisiana. The fuel sales requirements must be complied with on a quarterly basis and in the event of noncompliance, the Louisiana State Police will turn off a portion of the video poker machines until the minimum fuel sales requirements are met.  Management of the Louisiana truck plazas believes that they will continue to meet the fuel sales requirements necessary to operate video poker gaming machines in Louisiana at current levels, however, we can give no assurances in this regard.

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

The following table summarizes our consolidated results of operations for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended
	March 31,
	2008	2007	$ Change	% Variance

REVENUES
Gaming:
Casino	$34,378	$34,500	$(122)	-0.35%
Truck stop	17,575	17,405	170	0.98%
Pari-mutuel	9,356	9,860	(504)	-5.11%
Food and beverage	7,454	6,932	522	7.53%
Convenience store – fuel	22,215	18,415	3,800	20.64%
Other	4,580	4,721	(141)	-2.99%
Less: Promotional allowances	(8,515)	(7,211)	(1,304)	18.08%
Net revenues	87,043	84,622	2,421	2.86%

COSTS AND EXPENSES
Gaming:
Casino	11,580	12,111	(531)	-4.38%
Truck stop	10,335	9,842	493	5.01%
Pari-mutuel	7,269	7,369	(100)	-1.36%
Food and beverage	3,708	3,750	(42)	-1.12%
Convenience store – fuel	21,263	17,404	3,859	22.17%
Other	3,695	3,794	(99)	-2.61%
Marketing, general and administrative	16,403	16,951	(548)	-3.23%
Depreciation and amortization	4,898	4,075	823	20.20%
Total costs and expenses	79,151	75,296	3,855	5.12%

OPERATING INCOME	7,892	9,326	(1,434)	-15.38%

Interest expense, net	(6,981)	(6,841)	(140)	2.05%

NET INCOME	$911	$2,485	$(1,574)	-63.34%

3. Comparison of our results of operations for the three months ended March 31, 2008 to the three months ended March 31, 2007

Casino revenues decreased $0.1 million to $34.4 million from $34.5 million.  The decrease in casino revenues is a result of decreased casino revenues at The Lodge of $0.5 million or 3%, the Gilpin of $0.5 million or 8% and Gold Dust West-Reno of $0.8 million or 13%.  These decreases were partially offset by increases at Gold Dust West-Elko and Gold Dust West-Carson City. Gold Dust West-Elko, which opened on March 5, 2007, increased casino revenues by $1.3 million, and Gold Dust West-Carson City, which was acquired on June 25, 2006, increased by $0.4 million.  Casino revenues at our two Colorado properties have been negatively affected due to the smoking ban which became effective on January 1, 2008.  Overall, the City of Black Hawk casino win declined 10% during the first three months of 2008 compared to the same period of 2007.  The decrease at Gold Dust West-Reno was due to poor weather conditions and a soft Reno market.

Truck stop gaming revenues increased $0.2 million or 1% to $17.6 million from $17.4 million.  Of this increase, $0.5 million is due to video gaming activity at the Silver Dollar location that began in September 2007, offset by a decrease totaling $0.3 million at all other truck stop locations combined.

Pari-mutuel revenues decreased $0.5 million or 5% to $9.4 million from $9.9 million.  The decrease in revenues is primarily attributable to a decrease in wagering revenues at the off track wagering facilities, somewhat offset by an increase in account wagering revenues.

Food and beverage revenues increased 8% to $7.5 million from $6.9 million.  This increase is attributable to $0.3 million generated by Gold Dust West-Elko, as well as increases of $0.2 million at The Lodge and $0.1 million at the truck stop facilities.

Convenience store-fuel revenues increased $3.8 million or 21% to $22.2 million from $18.4 million.  The addition of the Silver Dollar truck stop in February 2007 increased fuel revenues by $1.1 million.  Additionally, the average selling price of fuel increased to $3.39 per gallon in 2008 from $2.37 per gallon in 2007.  These increases in fuel revenues were somewhat offset by a decrease in volume to 6.6 million gallons from 7.8 million gallons.

Other revenues decreased $0.1 million or 3% to $4.6 million from $4.7 million and were primarily attributable to a decrease in convenience store revenues at the truck stops.

Promotional allowances increased $1.3 million or 18% to $8.5 million from $7.2 million.  The increase is attributable to an increase in promotional allowances of $0.5 million at The Lodge, $0.1 million at the Gilpin, $0.1 million at Gold Dust West-Carson City, $0.3 million at Gold Dust West-Elko and $0.3 million at the truck stops.

Casino expenses decreased $0.5 million or 4% to $11.6 million from $12.1 million.  This decrease is primarily due to decreases of $0.6 million at The Lodge, $0.4 million at the Gilpin and $0.1 million at Gold Dust West-Reno, offset by an increase of $0.5 million at Gold Dust West-Elko.

Truck stop gaming expenses increased $0.5 million or 5% to $10.3 million from $9.8 million, and is primarily due to video gaming activity at the Silver Dollar location that began in September 2007.

Pari-mutuel costs and expenses decreased $0.1 million or 1% to $7.3 million from $7.4 million.  The decrease is primarily attributable to decreased pari-mutuel taxes and other direct expenses associated with decreased pari-mutuel revenues in 2008.

Food and beverage costs and expenses decreased 1% to $3.7 million from $3.8 million.

Convenience store-fuel expenses increased $3.9 million or 22% to $21.3 million from $17.4 million.  The addition of the Silver Dollar truck stop in February 2007 increased fuel expenses by $1.0 million. Additionally, the average cost of fuel increased to $3.20 per gallon in 2008 from $2.24 per gallon in 2007.  These increases in fuel expenses were somewhat offset by a decrease in volume.

Other costs and expenses decreased $0.1 million or 3% to $3.7 million from $3.8 million, and were attributable to a decrease in convenience store expenses at the truck stops.

Marketing, general and administrative expenses decreased $0.5 million or 3% to $16.4 million from $16.9 million.  This decrease is primarily the result of a $0.3 million decrease at Colonial due to decreased lobbying costs associated with Instant Racing, and decreases of $0.5 million at Gold Dust West-Reno, $0.3 million at Gold Dust West-Carson City and $0.1 million at Gold Dust West-Elko, partially offset by increases at The Lodge of $0.4 million, the Gilpin of $0.2 million, and corporate overhead expenses of $0.1 million.

Depreciation and amortization expense increased $0.8 million or 20% to $4.9 million from $4.1 million.  Of this increase, $0.4 million is attributable to Gold Dust West-Elko and $0.1 million is attributable to the Silver Dollar truck stop location. Additionally, The Lodge increased by $0.2 million and all other locations combined increased by $0.1 million due to capital asset purchases.

Net interest expense increased $0.1 million to $7.0 million from $6.9 million.  The increase is attributable to additional debt outstanding during the three months ended March 31, 2008 compared to the three months ended March 31, 2007, partially offset by lower interest rates on variable rate borrowings.

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

The following is a summary of the net revenues, costs and expenses and EBITDA, for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
NET REVENUES
Colorado:
The Lodge	$17,541	$18,358
Gilpin	5,385	6,001
Total Colorado	22,926	24,359
Nevada:
Gold Dust West-Reno	4,872	5,725
Gold Dust West-Carson City	3,341	3,094
Gold Dust West-Elko	2,402	1,027
Total Nevada	10,615	9,846
Louisiana	43,328	39,698
Virginia	10,174	10,719
Total Net Revenues	87,043	84,622

COSTS AND EXPENSES (excluding depreciation and amortization, net interest expense and income taxes)
Colorado:
The Lodge	11,744	11,993
Gilpin	3,871	4,114
Total Colorado	15,615	16,107
Nevada:
Gold Dust West-Reno	3,370	3,940
Gold Dust West-Carson City	3,681	4,099
Gold Dust West-Elko	2,174	1,593
Total Nevada	9,225	9,632
Louisiana	37,764	33,525
Virginia	9,621	10,048
Net corporate overhead	2,028	1,909
Total Costs and Expenses	74,253	71,221

EBITDA
Colorado:
The Lodge	5,797	6,365
Gilpin	1,514	1,887
Total Colorado	7,311	8,252
Nevada:
Gold Dust West-Reno	1,502	1,785
Gold Dust West-Carson City	(340)	(1,005)
Gold Dust West-Elko	228	(566)
Total Nevada	1,390	214
Louisiana	5,564	6,173
Virginia	553	671
Net corporate overhead	(2,028)	(1,909)

Total EBITDA	$12,790	$13,401

See “Comparison of our results of operations for the three months ended March 31, 2008 to the three months ended March 31, 2007” above which provides explanations regarding the fluctuations in our revenues and costs and expenses by property and segment.

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure, to our net income (loss), a GAAP financial measure (dollars in thousands):

Three months ended March 31, 2008	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$5,797	$1,200	$1,724	$2,873
Gilpin	1,514	531	475	508
Total Colorado	7,311	1,731	2,199	3,381
Nevada:
Gold Dust West-Reno	1,502	370	653	479
Gold Dust West- Carson City	(340)	509	383	(1,232)
Gold Dust West-Elko	228	585	393	(750)
Total Nevada	1,390	1,464	1,429	(1,503)
Louisiana	5,564	1,001	1,215	3,348
Virginia	553	519	120	(86)
Corporate overhead	(2,028)	183	2,018	(4,229)
TOTAL	$12,790	$4,898	$6,981	$911

Three months ended March 31, 2007	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$6,365	$1,027	$1,727	$3,611
Gilpin	1,887	451	473	963
Total Colorado	8,252	1,478	2,200	4,574
Nevada:
Gold Dust West-Reno	1,785	351	649	785
Gold Dust West- Carson City	(1,005)	433	381	(1,819)
Gold Dust West-Elko	(566)	167	325	(1,058)
Total Nevada	214	951	1,355	(2,092)
Louisiana	6,173	941	1,104	4,128
Virginia	671	527	134	10
Corporate overhead	(1,909)	178	2,048	(4,135)
TOTAL	$13,401	$4,075	$6,841	$2,485

5. Liquidity and capital resources

As of March 31, 2008, we had cash and cash equivalents of $26.3 million compared to $24.4 million in cash and cash equivalents as of December 31, 2007. The increase is the result of $7.3 million cash provided by operating activities, $4.2 million cash used in investing activities, and $1.2 million used in financing activities, which is further discussed below.  Our primary sources of liquidity are cash provided by operating activities and external borrowings.  Our primary uses of cash are for capital improvements, development and acquisitions.

The cash used in investing activities during the three months ended March 31, 2008 was the result of property and equipment additions totaling $4.2 million for ongoing capital investments at our existing properties.

The cash used in financing activities during the three months ended March 31, 2008 was primarily the result of net payments on the revolving senior credit facility totaling $1.0 million.

As of March 31, 2008, we have $17.5 million available on our $40 million revolving senior credit facility for acquisitions, capital expenditure programs and working capital. The revolving senior credit facility carries an interest rate of 3.00% above LIBOR and expires in June 2011. As of March 31, 2008, our total debt approximates $298.2 million. Our future liquidity, which includes our ability to make semi-annual interest payments on June 15 and December 15 of each year, depends upon our future operational success.

While our owners have made capital contributions to facilitate our various acquisitions from time to time, we can give no assurance that they will continue to do so in the future. Additionally, as we are a Subchapter S Corporation, we may from time to time make distributions to our owners on any taxes due as a result of taxable income generated by us. Furthermore, annual distributions may be made to our owners in an aggregate amount not to exceed the greater of $1 million and 50% of consolidated net income as defined in our credit agreement and indenture.

We believe that our cash flow from operations, cash and cash equivalents and our $40 million senior revolving credit facility discussed above will be adequate to meet our debt service obligations and operational expenditures, as well as our capital expenditure requirements for the next twelve months.  Capital expenditures for 2008 are projected to be approximately $13 million. While we believe these sources will provide us sufficient liquidity over the next twelve months, we can give no assurance that these sources of cash will be sufficient to enable us to do so. Further, in addition to our normal capital expenditure requirements, we anticipate that we will pursue the acquisition of other properties and continue to engage in the pursuit of new development opportunities. It is possible that we may need to enter into new financing arrangements and raise additional capital in the future if we are unable to generate sufficient cash to sustain expansion. Our ability to incur additional debt is further restricted by the terms and covenants of our senior secured bank credit facility and senior unsecured notes. We can give no assurance that we will be able to raise any capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, and therefore heighten the related risks we currently face.

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

The following table provides disclosure concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of March 31, 2008.

(In Thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$444,247	$26,161	$52,173	$125,200	$240,713
Capital lease obligations	9,602	619	1,903	976	6,104
Operating leases (2)	37,106	2,643	4,786	3,064	26,613
Other long-term obligations (3)	23,816	1,802	3,530	2,859	15,625
Total contractual cash obligations	$514,771	$31,225	$62,392	$132,099	$289,055

(1)

Long-term debt includes principal and interest owing under the terms of our senior unsecured notes, our senior secured credit facility, the Black Hawk special assessment bonds and indebtedness of Colonial.

(2)

Operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia; office space in Colorado, Louisiana, Virginia and Florida; and other equipment leases at all locations.

(3)

Other long-term obligations include a 20-year, $1.25 million per year management agreement with Jacobs Investments Management Co. Inc., an affiliated company, and our obligation to pay $1 per operating video poker machine per day to the third party owner of the machines in order to maintain the machines used in our truck plaza operations. In addition, Colonial has entered into an agreement with a totalisator company, which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications.  On March 16, 2005, Colonial entered into an amendment with the totalisator company extending the term of the agreement to 2012, provides replacement equipment for the existing equipment, and increases the rate to .385% of handle up to $270 million in handle. Handle above $270 million is charged a rate of .345%. The amendment also provides for a minimum charge per calendar year of $210,000.

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

Property and equipment

We have a significant investment in long-lived property and equipment, representing approximately 69% of our total assets, which includes the recent acquisitions of Gold Dust West-Carson City, Gold Dust West-Elko and the video gaming truck stops. We estimate that the undiscounted future cash flows expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimate of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results. We review the carrying value of our property and equipment when events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use. Further, we assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each class of assets. Should the actual useful life of a class of assets differ from the estimated useful life, we would record an impairment charge. We review useful lives and obsolescence and assess the commercial viability of our assets periodically.

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

Our three reporting units with goodwill balances at March 31, 2008 are Colorado ($6.7 million), Nevada ($9.0 million) and Louisiana ($31.0 million). There is no goodwill recorded in our Virginia reporting unit. We performed our most recent annual impairment test for these reporting units as of September 30, 2007. Our annual impairment test included an analysis of the gaming industry overall as well as an analysis of the specific locations in which we operate. We determined the fair values for each of these reporting units using both the market approach (recent comparable transactions from which we derived an applicable valuation multiple) and the income approach (net present value of our anticipated future cash flows). These fair values were then compared to the carrying values for the respective reporting unit and we determined that goodwill is not impaired at any of our reporting units. Furthermore, if the fair value of these reporting units declined by 10%, no goodwill impairment would exist.

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

We have issued $210 million of 9¾% fixed rate senior unsecured notes due in 2014 and a $100 million variable rate senior secured credit facility consisting of: (i) a $40 million revolving credit facility due in 2011, (ii) a $40 million term loan facility due in 2012, and (iii) a $20 million delayed draw term loan due in 2012.  As of March 31, 2008, $22.5 million is outstanding on the senior secured revolving credit facility and $59.0 million is outstanding on our senior secured term loan debt, bearing interest at a blended variable rate approximating 5.32% at March 31, 2008.

If market interest rates increase, our cash requirements for interest on the senior secured credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior secured credit facility balance would also decrease. There would be an approximate change in our cash requirements of $0.4 million annually for interest should market rates increase or decrease by 10% compared to interest rate levels at March 31, 2008.

We currently do not invest in derivative financial instruments, interest rate swaps or other similar investments to alter interest rate exposure.

Item 4.    Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2008. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

There has been no change during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.   Controls and Procedures

Not applicable.

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

Item 1A.   Risk Factors

There has been no material change in the risk factors disclosed in our Form 10-K report filed March 26, 2008.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.     Exhibits

(a) Exhibits

3.82	Certificate of Incorporation of Jacobs Nautica Development, Inc.

3.83	Bylaws of Jacobs Nautica Development, Inc.

10.30	Purchase Agreement dated March 14, 2008 regarding Jacobs Lot D, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d – 14(a) under Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d – 14(a) under Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jacobs Entertainment, Inc.

Registrant

Date: May 13, 2008	By:	/s/ Jeffrey P. Jacobs
Jeffrey P. Jacobs, Chief Executive Officer and Chairman of the Board of Directors

/s/ Brett A. Kramer
Brett A. Kramer, Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.82	Certificate of Incorporation of Jacobs Nautica Development, Inc.

3.83	Bylaws of Jacobs Nautica Development, Inc.

10.30	Purchase Agreement dated March 14, 2008 regarding Jacobs Lot D, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d – 14(a) under Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d – 14(a) under Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.