Form 10-Q
period 2008-06-30
JACOBS ENTERTAINMENT INC
filed 2008-08-14
CIK 1173284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2008
Class A Common Stock, $.01 par value	1,320 shares
Class B Common Stock, $.01 par value	180 shares

Jacobs Entertainment, Inc.

Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,889	$24,397
Restricted cash	5,127	1,398
Accounts receivable, net	4,789	3,609
Inventory	3,910	3,328
Prepaid expenses and other current assets	4,096	2,785
Total current assets	49,811	35,517

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	56,751	56,372
Building and improvements	178,108	177,716
Equipment, furniture and fixtures	82,618	80,999
Leasehold improvements	2,496	2,460
Construction in progress	2,389	837
	322,362	318,384
Less accumulated depreciation	(78,233)	(69,683)
Property, plant and equipment, net	244,129	248,701

OTHER ASSETS:
Goodwill	46,670	46,670
Identifiable intangible assets, net	9,765	9,491
Debt issue costs, net	7,534	8,276
Investment in equity securities	3,881	5,524
Other assets	2,072	1,736
TOTAL	$363,862	$355,915

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$27,953	$22,713
Gaming taxes payable	2,098	3,279
Interest payable	1,027	1,027
Due to affiliate	87	435
Current portion of long-term debt and capital lease obligations	1,301	1,301
Total current liabilities	32,466	28,755

Long-term debt and capital lease obligations	300,894	298,045
Other liabilities	803	690
Total liabilities	334,163	327,490
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER’S EQUITY:
Class A Common stock $.01 par value; 1,800 shares authorized, 1,320 issued and outstanding as of June 30, 2008 and December 31, 2007	—	—
Class B Common stock $.01 par value; 200 shares authorized, 180 issued and outstanding as of June 30, 2008 and December 31, 2007	—	—
Additional paid-in capital	31,251	32,051
Accumulated deficit	(1,552)	(1,207)
Accumulated other comprehensive loss	—	(2,419)
Total stockholder’s equity	29,699	28,425
TOTAL	$363,862	$355,915

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES
Gaming:
Casino	$36,495	$36,893	$70,873	$71,393
Truck stop	16,734	16,143	34,309	33,548
Pari-mutuel	11,225	11,184	20,581	21,044
Food and beverage	8,028	7,861	15,482	14,793
Convenience store — fuel	28,774	21,863	50,989	40,278
Convenience store — other	3,217	2,949	5,660	5,634
Hotel	1,135	1,203	2,087	2,113
Other	1,625	1,397	2,818	2,523
Total revenues	107,233	99,493	202,799	191,326
Less: Promotional allowances	(8,776)	(7,836)	(17,291)	(15,047)
Net revenues	98,457	91,657	185,508	176,279

COSTS AND EXPENSES
Gaming:
Casino	11,946	13,295	23,526	25,406
Truck stop	10,157	9,635	20,492	19,477
Pari-mutuel	8,849	8,821	16,118	16,190
Food and beverage	4,066	4,153	7,774	7,903
Convenience store — fuel	27,405	20,672	48,668	38,076
Convenience store — other	4,323	3,932	7,774	7,483
Hotel	248	277	492	520
Marketing, general and administrative	16,998	16,638	33,396	33,589
Impairment of equity securities	4,063		4,063
Depreciation and amortization	4,950	4,507	9,848	8,582
Total costs and expenses	93,005	81,930	172,151	157,226

OPERATING INCOME	5,452	9,727	13,357	19,053

Interest income	21	85	78	173
Interest expense, net of amounts capitalized	(6,742)	(7,265)	(13,780)	(14,194)

NET (LOSS) INCOME	$(1,269)	$2,547	$(345)	$5,032

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Dollars in Thousands)

	Common Stock			Additional	(Accumulated Deficit)	Accumulated Other
	Class A Shares	Class B Shares	Amount*	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
BALANCES, JANUARY 1, 2007	1,320	180	$	$35,611	$(2,246)	$1,999	$35,364
Capital contribution				8,910			8,910
Distributions				(12,470)	(3,973)		(16,443)
Comprehensive income (loss):
Net change in fair value of equity securities available-for-sale						(4,418)	(4,418)
Net income					5,012		5,012
Total comprehensive income							594
BALANCES, DECEMBER 31, 2007	1,320	180	$	$32,051	$(1,207)	$(2,419)	$28,425
Distributions				(800)			(800)
Comprehensive income (loss):
Net change in fair value of equity securities available-for-sale						2,419	2,419
Net loss					(345)		(345)
Total comprehensive income							2,074
BALANCES, JUNE 30, 2008	1,320	180	$	$31,251	$(1,552)	$—	$29,699

*                 The par value amount of Jacobs Entertainment, Inc. common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 due to rounding.

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES:
Net (loss) income	$(345)	$5,032
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,848	8,582
Impairment of equity securities	4,063
Loss (gain) on sale of equipment	105	(77)
Deferred financing cost amortization	742	771
Other	(78)	30
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(3,729)	(4,897)
Accounts receivable, net	(1,180)	833
Inventory	(582)	(536)
Prepaid expenses and other assets	(1,654)	(2,280)
Accounts payable and accrued expenses	6,165	4,533
Gaming taxes payable	(1,181)	(1,020)
Interest payable	—	63
Due from/to affiliate	(508)	58
Net cash provided by operating activities	11,666	11,092
INVESTING ACTIVITIES:
Additions to property, plant and equipment	(5,687)	(18,934)
Proceeds from sale of equipment	173	129
Purchases of device rights	(706)	(194)
Acquisitions of truck stops, net of cash acquired		(4,223)
Net cash used in investing activities	(6,220)	(23,222)
FINANCING ACTIVITIES:
Payments to obtain financing		(327)
Proceeds from revolving line of credit	11,250	15,500
Payments on long-term debt	(654)	(854)
Payments on revolving line of credit	(7,750)	(2,000)
Distributions to stockholders	(800)	(1,100)
Net cash provided by financing activities	2,046	11,219
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,492	(911)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,397	24,295
CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,889	$23,384
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized of $0 and $159 for the six months ended June 30, 2008 and 2007, respectively	$13,032	$13,535
Non-cash investing and financing activities:
Non-cash additions to property	$1,814	$956

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

1.                       BUSINESS AND ORGANIZATION

Jacobs Entertainment, Inc. (“JEI,” the “Company,” “us,” “our,” or “we”) was formed on April 17, 2001, as a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended, to become a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Nevada, Louisiana, and Virginia. Effective January 31, 2007, we became a wholly-owned subsidiary of Jacobs Investments, Inc. (“JII”), which in turn is 50% owned by Jeffrey P. Jacobs, our Chief Executive Officer, and two of his family trusts, and 50% owned by a revocable and an irrevocable trust established by his father, Richard E. Jacobs.  These persons and their affiliates are referred to herein as “Jacobs.”  As of June 30, 2008, we own and operate five casinos through wholly-owned subsidiaries. Our casinos include The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Hotel Casino (“Gilpin”), both in Black Hawk, Colorado, the Gold Dust West Casino (“Gold Dust West-Reno”) in Reno, Nevada and the Gold Dust West-Carson City in Carson City, Nevada.  Additionally, we developed a new casino in Elko, Nevada (“Gold Dust West-Elko”), which opened on March 5, 2007.  JEI also owns and operates 18 truck plaza video gaming facilities in Louisiana, which are collectively referred to as “Jalou,” “truck stops” or “truck plazas.”  We also receive a percentage of gaming revenue from an additional truck plaza video gaming facility.  Finally, JEI owns and operates a horse racing track with nine satellite wagering facilities in Virginia through a wholly-owned subsidiary, Colonial Holdings, Inc. (“Colonial”).

On September 4, 2007, we acquired a truck plaza video gaming facility in Louisiana previously owned by Jacobs.  The purchase of this truck plaza video gaming facility was accounted for as a combination of entities under common control, which is similar to the pooling of interests method of accounting for business combinations.  Accordingly, the accompanying unaudited condensed consolidated 2007 financial statements have been retroactively adjusted to include the operations of the acquired truck plaza from January 1, 2007.  Additionally, on April 1, 2008, the Company acquired one of the Nautica parcels (see Note 6) referred to as “Lot D.”  The company that owned this parcel of land and parking lot business was wholly owned by our Chairman and Chief Executive Officer. The purchase of this parking lot business was accounted for as a combination of entities under common control, which is similar to the pooling of interests method of accounting for business combinations.  Accordingly, the accompanying unaudited condensed consolidated 2007 financial statements have been retroactively adjusted to include the operations of Lot D from January 1, 2007.  See Note 7 below.

2.                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Financial Statements – In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial position as of June 30, 2008 and December 31, 2007, the results of our operations for the three and six months ended June 30, 2008 and 2007, our changes in stockholder’s equity for the year ended December 31, 2007 and the six months ended June 30, 2008, and our cash flows for the six months ended June 30, 2008 and 2007.  All intercompany transactions and balances have been eliminated in consolidation.

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

We chose to adopt FSP No. FAS 157-2 as of January 1, 2008 and delay the application of SFAS 157 for nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities, including nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and goodwill impairment assessment under SFAS No. 142, Goodwill and Other Intangible Assets. We are still required to apply SFAS 157 to recurring financial and non-financial instruments, which affects the fair value disclosure of our investment in equity securities.  See Note 8 for fair value disclosures.

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

3.                       GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

We test goodwill for impairment as of September 30 each year or when circumstances indicate it is necessary.  Testing compares the estimated fair values of our reporting units to the reporting units’ carrying value.  We consider a variety of factors when estimating the fair value of our reporting units, including estimates about future operating results of each reporting unit, multiples of EBITDA, investment banker market analysis, and recent sales of comparable business units if such information is available to us.  A variety of estimates and judgments about the relevance and comparability of these factors to the reporting units are made.  We believe the carrying value of the goodwill in our reporting units is not impaired.  In addition, we have reassessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets. There has been no change in the carrying amount of goodwill for the six months ended June 30, 2008.

Identifiable intangible assets as of June 30, 2008 and December 31, 2007, consist of the following:

	Weighted	June 30, 2008			December 31, 2007
	Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizable intangible assets:
Revenue rights	43.50	$6,000	$780	$5,220	$6,000	$720	$5,280
Device use rights	2.90	8,928	5,119	3,809	7,982	4,638	3,344
Noncompete agreements	3.32	1,779	1,043	736	1,779	912	867

Total		$16,707	$6,942	$9,765	$15,761	$6,270	$9,491

Aggregate amortization expense of identifiable intangible assets was $355 and $322 for the three months ended June 30, 2008 and 2007, respectively, and $672 and $669 for the six months ended June 30, 2008 and 2007, respectively.

Estimated amortization expense for the years ending December 31:

2008 (remaining 6 months)	$771
2009	1,505
2010	1,303
2011	748
2012	592
Thereafter	4,846
Total	$9,765

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

At June 30, 2008 and 2007, we have four segments representing the geographic regions of our operations.  Each segment is managed separately because of the unique characteristics of its revenue stream and customer base.

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

The accounting policies of the segments are the same as those described in Note 2 above and those included in our Form 10-K report for the year ended December 31, 2007.  The corporate adjustments, eliminations and other represent all other income and expenses, and are also presented.  The following segment information is presented after elimination of inter-segment transactions.

As of and for the Three Months Ended June 30, 2008

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other	Total
Revenues:
Gaming
Casino	$26,288	$10,207				$36,495
Truck stop			$16,734			16,734
Pari-mutuel				$11,225		11,225
Food and beverage	2,848	2,270	2,060	850		8,028
Convenience store — fuel			28,774			28,774
Convenience store — other			3,217			3,217
Hotel	489	646				1,135
Other	317	378	313	605	$12	1,625
Total revenues	29,942	13,501	51,098	12,680	12	107,233
Less: Promotional allowances	(5,351)	(2,110)	(1,315)			(8,776)
Net revenues	$24,591	$11,391	$49,783	$12,680	$12	$98,457

Depreciation and amortization	$1,684	$1,488	$1,058	$530	$190	$4,950
Interest income	$—	$—	$4	$14	$3	$21
Interest expense, net of amounts capitalized	$2,202	$1,375	$1,223	$149	$1,793	$6,742
Net income (loss)	$4,781	$(541)	$2,660	$238	$(8,407)	$(1,269)
EBITDA(1)	$8,667	$2,322	$4,937	$903	$(6,427)	$10,402

Goodwill	$6,711	$9,035	$30,924			$46,670
Identifiable intangible assets, net			$9,765			$9,765
Property, plant and equipment, net	$90,893	$44,725	$39,973	$65,908	$2,630	$244,129
Total assets	$112,054	$63,734	$95,619	$78,726	$13,729	$363,862
Long-term debt	$86,378	$61,664	$51,201	$5,657	$95,994	$300,894
Capital expenditures	$522	$871	$200	$190	$421	$2,204

As of and for the Six Months Ended June 30, 2008

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other	Total
Revenues:
Gaming
Casino	$51,044	$19,829				$70,873
Truck stop			$34,309			34,309
Pari-mutuel				$20,581		20,581
Food and beverage	5,490	4,431	4,173	1,388		15,482
Convenience store — fuel			50,989			50,989
Convenience store — other			5,660			5,660
Hotel	955	1,132				2,087
Other	503	729	681	885	$20	2,818
Total revenues	57,992	26,121	95,812	22,854	20	202,799
Less: Promotional allowances	(10,475)	(4,115)	(2,701)			(17,291)
Net revenues	$47,517	$22,006	$93,111	$22,854	$20	$185,508

Depreciation and amortization	$3,415	$2,952	$2,059	$1,049	$373	$9,848
Interest income	$3	$4	$12	$43	$16	$78
Interest expense, net of amounts capitalized	$4,404	$2,808	$2,446	$298	$3,824	$13,780
Net income (loss)	$8,162	$(2,044)	$6,008	$152	$(12,623)	$(345)
EBITDA(1)	$15,978	$3,712	$10,501	$1,456	$(8,442)	$23,205

Goodwill	$6,711	$9,035	$30,924			$46,670
Identifiable intangible assets, net			$9,765			$9,765
Property, plant and equipment, net	$90,893	$44,725	$39,973	$65,908	$2,630	$244,129
Total assets	$112,054	$63,734	$95,619	$78,726	$13,729	$363,862
Long-term debt	$86,378	$61,664	$51,201	$5,657	$95,994	$300,894
Capital expenditures	$2,345	$1,548	$687	$650	$457	$5,687

As of and for the Three Months Ended June 30, 2007

(Balance Sheet Data as of December 31, 2007)

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other	Total
Revenues
Gaming
Casino	$26,803	$10,090				$36,893
Truck stop			$16,143			16,143
Pari-mutuel				$11,184		11,184
Food and beverage	2,638	2,392	1,991	840		7,861
Convenience store — fuel			21,863			21,863
Convenience store — other			2,949			2,949
Hotel	487	716				1,203
Other	228	377	264	528		1,397
Total revenues	30,156	13,575	43,210	12,552		99,493
Less: Promotional allowances	(4,811)	(1,715)	(1,310)			(7,836)
Net revenues	$25,345	$11,860	$41,900	$12,552		$91,657

Depreciation and amortization	$1,520	$1,375	$916	$527	$169	$4,507
Interest income	$14	$17	$24	$16	$14	$85
Interest expense, net of amounts capitalized	$2,211	$1,535	$1,151	$152	$2,216	$7,265
Net income (loss)	$4,866	$(978)	$2,974	$169	$(4,484)	$2,547
EBITDA(1)	$8,583	$1,915	$5,017	$832	$(2,113)	$14,234

Goodwill	$6,711	$9,035	$30,924			$46,670
Identifiable intangible assets, net			$9,491			$9,491
Property, plant and equipment, net	$93,593	$45,458	$40,727	$66,381	$2,542	$248,701
Total assets	$114,615	$64,430	$92,650	$71,991	$12,229	$355,915
Long-term debt	$86,680	$61,773	$51,227	$5,669	$92,696	$298,045
Capital expenditures	$2,107	$3,128	$766	$366	$62	$6,429

As of and for the Six Months Ended June 30, 2007

(Balance Sheet Data as of December 31, 2007)

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other	Total
Revenues
Gaming
Casino	$52,581	$18,812				$71,393
Truck stop			$33,548			33,548
Pari-mutuel				$21,044		21,044
Food and beverage	5,043	4,356	3,991	1,403		14,793
Convenience store — fuel			40,278			40,278
Convenience store — other			5,634			5,634
Hotel	955	1,158				2,113
Other	419	726	554	824		2,523
Total revenues	58,998	25,052	84,005	23,271		191,326
Less: Promotional allowances	(9,294)	(3,346)	(2,407)			(15,047)
Net revenues	$49,704	$21,706	$81,598	$23,271		$176,279

Depreciation and amortization	$2,998	$2,326	$1,857	$1,054	$347	$8,582
Interest income	$26	$30	$57	$30	$30	$173
Interest expense, net of amounts capitalized	$4,423	$2,903	$2,288	$300	$4,280	$14,194
Net income (loss)	$9,440	$(3,070)	$7,102	$179	$(8,619)	$5,032
EBITDA(1)	$16,835	$2,129	$11,190	$1,503	$(4,022)	$27,635

Goodwill	$6,711	$9,035	$30,924			$46,670
Identifiable intangible assets, net			$9,491			$9,491
Property, plant and equipment, net	$93,593	$45,458	$40,727	$66,381	$2,542	$248,701
Total assets	$114,615	$64,430	$92,650	$71,991	$12,229	$355,915
Long-term debt	$86,680	$61,773	$51,227	$5,669	$92,696	$298,045
Capital expenditures	$4,120	$12,943	$1,068	$704	$99	$18,934

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

5.                       COMMITMENTS AND CONTINGENCIES

Commitments

Colonial has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for our pari-mutuel wagering applications.  The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities to 2012, and to provide replacement equipment for existing equipment, at a rate of .385% of handle up to $270,000 in handle.  Handle above $270,000 will be charged a rate of .345%.  The agreement also provides for a minimum charge per calendar year of $210.  In addition, Colonial had agreements with a company which provides broadcasting and simulcasting equipment and services.  The agreements for live racing broadcasting and simulcasting services at the horse racing track, and equipment leases at two of the satellite wagering facilities expired December 31, 2007.  We purchased the leased equipment at the two satellite wagering facilities and extended the agreement for live race broadcasting and simulcasting services for one year through December 31, 2008.  Total expense incurred for totalisator and broadcasting and simulcasting services was $213 and $286 for the three months ended June 30, 2008 and 2007, respectively, and $413 and $520 for the six months ended June 30, 2008 and 2007, respectively.

The Interstate Horse Racing Act requires that we secure the consent of the Virginia Horsemen’s Benevolence and Protective Association (“VaHBPA”) and the Virginia Harness Horse Association (“VHHA”) to the export simulcasting of races. These consents are usually contained in the agreement between each group and us.  Our current agreements with the VaHBPA and VHHA expire December 31, 2008.  In the event we cannot continue to renew these agreements in the future, the Virginia Racing Commission has the right to suspend our licenses to operate our racetrack and the satellite wagering facilities until agreements are in place although it has not indicated that it will do so. Although it is difficult to predict the likelihood of such an event, closure of the satellite wagering facilities would be detrimental to the horsemen’s groups as well as us since each horsemen’s group’s primary source of purse funds is its percentage of wagering at the satellite facilities.

The Company’s operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia, leases for office space in Colorado, Louisiana, Virginia and Florida, as well as leases for automobiles and other property and equipment at all locations, expiring at various dates.  Total expense under these non-cancelable operating leases was $705 and $736 during the three months ended June 30, 2008 and 2007, respectively, and $1,420 and $1,462 for the six months ended June 30, 2008 and 2007, respectively.

Additionally, under Louisiana law, video poker machines must be owned by Louisiana residents.  The Jalou truck plaza video gaming facilities pay one dollar per operating video poker machine per day to the third party owner of the machines in order to maintain the machines used in our truck plaza operations, plus reimbursement for the owner’s licensing costs and various other expenses. Total expense under these obligations was $332 and $310 for the three months ended June 30, 2008 and 2007, respectively, and $663 and $619 for the six months ended June 30, 2008 and 2007, respectively.

During the second quarter of 2008, we entered into several purchase agreements with owners of real estate lots in the Gulf Coast of Mississippi resulting in total purchase commitments of $2,801.  Through June 30, 2008, we completed land purchase transactions totaling $335 and had paid deposits of an additional $320.  The remaining purchase transactions, totaling $2,146, were completed during July and August 2008.  We are conducting due diligence on the lots and evaluating the feasibility of developing and constructing a mixed use project which may include a licensed gaming establishment, a hotel, restaurant, condominiums, retail development and parking facilities.

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

6.                       RELATED PARTY TRANSACTIONS

In order to assist us in our efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, we have an agreement with Jacobs Investments Management Co. Inc. (“JIMCO”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two former directors of Colonial. This agreement calls for $1,250 per year payable in two equal installments of $625 on January 1st and July 1st each year plus two and one-half percent (2.5%) of budgeted development costs for projects undertaken by us, if certain debt covenant ratios are met.  Total incurred under this agreement with JIMCO was $312 and $312 during the three months ended June 30, 2008 and 2007, respectively, and $625 and $984 for the six months ended June 30, 2008 and 2007, respectively.

We provide monthly management and accounting services for various truck stops owned by Jacobs.  Charges for these management services totaled $282 and $238 for the three months ended June 30, 2008 and 2007, respectively, and $577 and $492 for the six months ended June 30, 2008 and 2007, respectively. Additionally, we provide shared services such as a branded fuel card that can be used at the truck stops owned both by us and Jacobs, and repair parts purchased by Jacobs from us.  These transactions result in receivables from and payables to our affiliate.  As of June 30, 2008 and December 31, 2007, these transactions resulted in net payables to affiliate totaling $87 and $435, respectively.

During July 2006, we acquired from affiliated parties several options to lease and options to purchase land and certain improvements on the west bank of the Cuyahoga River in Cleveland, Ohio.  We refer to these properties, covering an aggregate of approximately 624,000 square feet of land (14.4 acres) and a building comprised of 47,380 square feet of net rentable space, as the Nautica Properties.  The Nautica Properties consist of six parcels in total (one of which was acquired during 2008) and require aggregate option payments totaling $450 per year on the remaining five parcels.  During March 2008, the Company exercised its option to acquire one of these parcels referred to as “Lot D.”  On April 1, 2008, we purchased this parcel for $800 (comprised of the contractual purchase price of $900, reduced by option payments totaling $100).  The company that owned this parcel of land and parking lot business was wholly owned by our Chairman and Chief Executive Officer. See Note 7 below.

The option agreements give us the right until July 2010 to purchase two parcels and the right to purchase or enter into long-term leases on the remaining three parcels.  Our Chairman and Chief Executive Officer owns varying interests in four of the five remaining parcels.

Although we may elect not to exercise all the options unless casino gaming opportunities arise, we nonetheless have the right to acquire all or part of the Nautica Properties for other purposes.  If casino gaming is not legalized but we decide to exercise our options, the aggregate purchase price would be approximately $6,200 for two parcels and the aggregate annual lease payments on the remaining three parcels would be approximately $355. If all five remaining parcels are purchased and none leased, the total purchase price would be approximately $10,000, less the option payments made. The purchase price and rent payments would be increased based on independent appraisals of the land and improvement values if, in the future, casino gaming were to become legalized in Ohio and a casino is licensed at Nautica.

7.                       DEBT AND RECENT ACQUISITION ACTIVITY

We have issued senior unsecured notes in the amount of $210,000 bearing interest at 9¾% due June 15, 2014 with interest only payments due each June 15 and December 15. We also have a $100,000 senior secured credit facility consisting of: (i) a $40,000 five-year revolving credit facility; (ii) a $40,000 six-year term loan facility; and (iii) a $20,000 six-year delayed draw term loan.  Borrowings under our senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined, and (2) the federal funds rate plus ½ of 1% or (b) a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs.  At June 30, 2008, the blended interest rate on our senior secured credit facility was approximately 5.33%.  As of June 30, 2008, $13,000 was available on the revolving credit facility.

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

There are many restrictions and covenants placed upon us under both our secured and unsecured indebtedness. For example, among other things, we are required to maintain certain operating performance ratios, our covenants impose various restrictions on us as to the timing of redemptions of our notes, there are various change of control covenants, and there are many other restrictive and operational limitations on us that would be difficult or impossible for us to change.  The occurrence of any one of these events and/or covenant violations to our debt agreements could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our debt agreements.  We entered into an amendment to our credit agreement which revised certain debt covenant ratios on May 4, 2007.  The amendment increased the maximum permitted total leverage ratio, increased the maximum permitted senior secured leverage ratio, decreased the minimum interest coverage ratio and adjusted the test periods. At June 30, 2008, we are in compliance with the revised financial covenants.

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

Acquisition of Silver Fox

On September 4, 2007, with funds available on the revolving credit facility described above, we acquired from Jacobs, the Silver Fox truck plaza video gaming facility for $13,794.  Silver Fox is located in Denham Springs, Louisiana.  The acquisition of the truck plaza facility was accounted for as a combination of entities under common control, and as such is reflected for accounting and financial reporting purposes similar to a pooling of interests.  Therefore, the acquisition has been recorded at Jacobs’ historical cost basis in the assets transferred.  Accordingly, the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted from January 1, 2007 through June 30, 2007 to include the operations of the acquired truck plaza as though the transaction had occurred at January 1, 2007.

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

Acquisition of Nautica Lot D

As discussed in Note 6 above, on April 1, 2008, we acquired Nautica Lot D for $800. The acquisition of Lot D and parking lot business was accounted for as a combination of entities under common control, and as such is reflected for accounting and financial reporting purposes similar to a pooling of interests.  Therefore, the acquisition has been recorded at Jacobs’ historical cost basis in the assets transferred.  Accordingly, the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted from January 1, 2007 through June 30, 2008 to include the operations of the parking lot business as though the transaction had occurred at January 1, 2007.

A distribution of $800 was recorded on the acquisition date as the assets of the entity acquired have been retroactively accounted for in JEI’s financial statements.  Therefore a net distribution of $669 (the $800 distribution reduced by the $131 of net assets acquired) results from the transaction.

The following table summarizes the net assets acquired and liabilities assumed as of April 1, 2008, for the Lot D acquisition:

Lot D

Current assets	$1
Property and equipment, net	143

Total assets acquired	144

Current liabilities assumed	13

Net assets acquired	$131

8.                       FAIR VALUE OF INVESTMENT IN EQUITY SECURITIES

During 2006, we acquired approximately three percent of the outstanding shares of MTR Gaming Group, Inc. (“MTR”), a publicly-traded gaming company. Our two directors, as well as other entities affiliated with our two directors, also invested in MTR, increasing the combined ownership to approximately 16% of the outstanding common shares of MTR. Effective May 6, 2008, our CEO, Jeffrey P. Jacobs was appointed to the Board of Directors of MTR.  Our investment is currently accounted for as available-for-sale equity securities and has been recorded at fair value and included in other noncurrent assets, with unrealized losses recognized as accumulated other comprehensive loss.

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

The fair value of our investment in equity securities is based entirely upon quoted market prices, which is a Level 1 input.  As of June 30, 2008, the fair value of our investment in MTR is $3,881. The decline in fair value is deemed to be “other-than-temporary” due to a significant decline in the stock price of MTR over an extended period of time. Therefore, at June 30, 2008, we recorded an impairment of equity securities totaling $4,063. As of December 31, 2007, the fair value of our investment in MTR was $5,524 and unrealized losses included in accumulated other comprehensive loss totaled $2,419.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section discusses the results of our operations for the three and six months ended June 30, 2008 and 2007. We recommend reading the following discussions and analyses in conjunction with our unaudited condensed consolidated financial statements, including the notes and other financial information contained in this Form 10-Q, as well as our audited consolidated financial statements as of December 31, 2007, included in our Form 10-K report filed with the Securities and Exchange Commission (“10-K Report”). Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties. In this regard, see the section “Risk Factors” in Item 1A of our 10-K Report.

The historical information should not necessarily be taken as a reliable indicator of our future performance.

TABLE OF CONTENTS TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (MD&A)

1. Significant transactions occurring during the six months ended June 30, 2008

Nautica Property Acquisition

We have acquired from affiliated parties several options to lease and options to purchase land and certain improvements on the west bank of the Cuyahoga River in Cleveland, Ohio.  We refer to these properties as the Nautica Properties consisting of six parcels of land.  During March 2008, the Company exercised its option to acquire one of the Nautica parcels referred to as “Lot D.”  On April 1, 2008, we purchased this parcel for $0.8 million (comprised of the contractual purchase price of $0.9 million, reduced by option payments totaling $0.1 million).  The company that owned this parcel of land and parking lot business was wholly owned by our Chairman and Chief Executive Officer. The purchase of this parking lot business was accounted for as a combination of entities under common control, which is similar to the pooling of interests method of accounting for business combinations.  Accordingly, the accompanying unaudited condensed consolidated 2007 financial statements have been retroactively adjusted to include the operations of Lot D from January 1, 2007.

Acquisition of Land in the Gulf Coast of Mississippi

During the second quarter of 2008, we entered into several purchase agreements with owners of real estate lots in the Gulf Coast of Mississippi resulting in total purchase commitments of $2.8 million.  Through June 30, 2008, we completed land purchase transactions totaling $0.3 million and had paid deposits of an additional $0.3 million.  The remaining purchase transactions, totaling $2.2 million, were completed during July and August 2008.  We are conducting due diligence on the lots and evaluating the feasibility of developing and constructing a mixed use project which may include a licensed gaming establishment, a hotel, restaurant, condominiums, retail development and parking facilities.

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

Colorado

Our Colorado operations consist of The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Casino (“Gilpin”), both of which are located in Black Hawk, Colorado. The competitive aspects of the market in Black Hawk continue to be a significant factor in our operations. There were approximately 9,700 gaming devices in the city of Black Hawk at June 30, 2008. At June 30, 2008, we had 1,431 devices in this market (983 at The Lodge and 448 at the Gilpin), which represented approximately 15% of the total devices in Black Hawk.

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

Louisiana

The Louisiana truck plaza video gaming facilities consist of 18 truck plazas located in Louisiana and a share in the gaming revenues of an additional truck plaza.  Each truck plaza features a convenience store, fueling operations, a restaurant and up to 50 video gaming devices in the casino depending on the level of fuel sales and available space.  Our Silver Fox location has 53 video gaming devices (50 in the casino and 3 in the standalone bar), our St. Martin and Diamond locations have 48 and 47 devices, respectively, and our Eunice location has 43 video gaming devices.  All other truck plaza video gaming facilities have 50 video gaming devices.

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

3. Comparison of our results of operations for the three months ended June 30, 2008 to the three months ended June 30, 2007.

The following table summarizes our consolidated results of operations for the three months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended
	June 30,
	2008	2007	$ Change	% Variance

REVENUES
Gaming:
Casino	$36,495	$36,893	$(398)	-1.08%
Truck stop	16,734	16,143	591	3.66%
Pari-mutuel	11,225	11,184	41	0.37%
Food and beverage	8,028	7,861	167	2.12%
Convenience store – fuel	28,774	21,863	6,911	31.61%
Other	5,977	5,549	428	7.71%
Less: Promotional allowances	(8,776)	(7,836)	(940)	12.00%
Net revenues	98,457	91,657	6,800	7.42%

COSTS AND EXPENSES
Gaming:
Casino	11,946	13,295	(1,349)	-10.15%
Truck stop	10,157	9,635	522	5.42%
Pari-mutuel	8,849	8,821	28	0.32%
Food and beverage	4,066	4,153	(87)	-2.09%
Convenience store – fuel	27,405	20,672	6,733	32.57%
Other	4,571	4,209	362	8.60%
Marketing, general and administrative	16,998	16,638	360	2.16%
Impairment of equity securities	4,063		4,063	n/a
Depreciation and amortization	4,950	4,507	443	9.83%
Total costs and expenses	93,005	81,930	11,075	13.52%

OPERATING INCOME	5,452	9,727	(4,275)	-43.95%

Interest expense, net	(6,721)	(7,180)	459	-6.39%

NET (LOSS) INCOME	$(1,269)	$2,547	$(3,816)	-149.82%

All comparisons below state the second quarter 2008 results first and the second quarter 2007 results second.

Casino revenues decreased $0.4 million or 1% to $36.5 million from $36.9 million.  The decrease in casino revenues is a result of decreased casino revenues at The Lodge of $0.1 million or 1%, the Gilpin of $0.4 million or 6% and Gold Dust West-Reno of $0.1 million or 1%.  These decreases were partially offset by increases at Gold Dust West-Carson City of $0.1 million or 2% and Gold Dust West-Elko of $0.1 million or 5%. Casino revenues at our two Colorado properties have been negatively affected due to the smoking ban which became effective on January 1, 2008.  Overall, the City of Black Hawk casino win declined 13% during the second quarter of 2008 compared to the same period of 2007.  The decreased revenues at our casinos in Black Hawk and Reno are also attributable to general economic conditions, higher gas prices and decreased customer spend per visit.

Truck stop gaming revenues increased $0.6 million or 4% to $16.7 million from $16.1 million.  Of this increase, $0.5 million is due to video gaming activity at the Silver Dollar location that began in September 2007, with an additional increase totaling $0.1 million at all other truck stop locations combined.

Pari-mutuel revenues were unchanged at $11.2 million.  An increase of $0.5 million in account wagering revenues was offset by a $0.5 million decrease in wagering revenues at the off track wagering facilities and racetrack.

Food and beverage revenues increased $0.2 million or 2% to $8.0 million from $7.8 million.  This increase is attributable to increases of $0.2 million at The Lodge and $0.1 million at the truck stop facilities, somewhat offset by a decrease of $0.1 million at Gold Dust West-Carson City.

Convenience store-fuel revenues increased $6.9 million or 32% to $28.8 million from $21.9 million.  The average selling price of fuel increased to $4.09 per gallon in 2008 from $2.78 per gallon in 2007.  These increases in fuel revenues were somewhat offset by a decrease in volume to 7.0 million gallons from 7.9 million gallons.

Other revenues increased $0.4 million or 8% to $6.0 million from $5.6 million and were primarily attributable to increases of $0.3 million in convenience store revenues at the truck stops, $0.1 million at The Lodge and $0.1 million at Colonial due to a one-time settlement with Youbet, which is our fourth licensed account wagering company.  These increases were somewhat offset by a $0.1 million decrease in hotel revenues at Gold Dust West-Carson City.

Promotional allowances increased $0.9 million or 12% to $8.8 million from $7.8 million.  The increase is attributable to an increase in promotional allowances of $0.5 million at The Lodge, $0.3 million at Gold Dust West-Reno and $0.1 million at Gold Dust West-Elko.

Casino expenses decreased $1.4 million or 10% to $11.9 million from $13.3 million.  This decrease is due to decreases of $0.7 million at The Lodge, $0.4 million at the Gilpin, $0.1 million at Gold Dust West-Reno, $0.1 million at Gold Dust West-Carson City and $0.1 million at Gold Dust West-Elko.

Truck stop gaming expenses increased $0.5 million or 5% to $10.2 million from $9.6 million.  Of this increase, $0.4 million is due to video gaming activity at the Silver Dollar location that began in September 2007, with an additional increase totaling $0.1 million at all other truck stop locations combined.

Pari-mutuel costs and expenses were unchanged at $8.8 million.  An increase of $0.3 million in account wagering pari-mutuel costs and expenses was offset by a decrease of $0.3 million at the off track wagering facilities and racetrack.

Food and beverage costs and expenses decreased $0.1 million or 2% to $4.1 million from $4.2 million. This decrease is attributable to decreases of $0.1 million at The Lodge, $0.1 million Gold Dust West-Carson City and $0.1 million at Gold Dust West-Elko, somewhat offset by an increase of $0.2 million at the truck stop facilities.

Convenience store-fuel expenses increased $6.7 million or 33% to $27.4 million from $20.7 million.  The average cost of fuel increased to $3.90 per gallon in 2008 from $2.63 per gallon in 2007.  These increases in fuel expenses were somewhat offset by a decrease in volume.

Other costs and expenses increased $0.4 million or 9% to $4.6 million from $4.2 million, and were attributable to an increase in convenience store expenses at the truck stops.

Marketing, general and administrative expenses increased $0.4 million or 2% to $17.0 million from $16.6 million.  This increase is primarily the result of increases of $0.2 million at The Lodge, $0.2 million at the Gilpin, $0.1 million at the truck stop facilities and $0.3 million in corporate overhead expenses, partially offset by decreases of $0.3 million at Gold Dust West-Reno and $0.1 million at Gold Dust West-Elko. The increase in corporate overhead expenses is attributable to increases in legal and licenses, consulting and other corporate overhead expenses.

During the second quarter of 2008, we recorded an impairment totaling $4.1 million on the fair value of an investment in equity securities.

Depreciation and amortization expense increased $0.4 million or 10% to $4.9 million from $4.5 million.  This increase is attributable to increases of $0.1 million at The Lodge, $0.1 million at Gold Dust West-Elko and $0.1 million at the Silver Dollar truck stop location. Additionally, all other locations combined increased by $0.1 million due to capital asset purchases.

Net interest expense decreased $0.5 million to $6.7 million from $7.2 million.  The decrease is attributable to lower effective interest rates on our variable rate bank debt, partially offset by an increase in debt outstanding during the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

4. Comparison of our results of operations for the six months ended June 30, 2008 to the six months ended June 30, 2007.

The following table summarizes our consolidated results of operations for the six months ended June 30, 2008 and 2007 (dollars in thousands):

	Six Months Ended
	June 30,
	2008	2007	$ Change	% Variance

REVENUES
Gaming:
Casino	$70,873	$71,393	$(520)	-0.73%
Truck stop	34,309	33,548	761	2.27%
Pari-mutuel	20,581	21,044	(463)	-2.20%
Food and beverage	15,482	14,793	689	4.66%
Convenience store – fuel	50,989	40,278	10,711	26.59%
Other	10,565	10,270	295	2.87%
Less: Promotional allowances	(17,291)	(15,047)	(2,244)	14.91%
Net revenues	185,508	176,279	9,229	5.24%

COSTS AND EXPENSES
Gaming:
Casino	23,526	25,406	(1,880)	-7.40%
Truck stop	20,492	19,477	1,015	5.21%
Pari-mutuel	16,118	16,190	(72)	-0.44%
Food and beverage	7,774	7,903	(129)	-1.63%
Convenience store – fuel	48,668	38,076	10,592	27.82%
Other	8,266	8,003	263	3.29%
Marketing, general and administrative	33,396	33,589	(193)	-0.57%
Impairment of equity securities	4,063		4,063	n/a
Depreciation and amortization	9,848	8,582	1,266	14.75%
Total costs and expenses	172,151	157,226	14,925	9.49%

OPERATING INCOME	13,357	19,053	(5,696)	-29.90%

Interest expense, net	(13,702)	(14,021)	319	-2.28%

NET (LOSS) INCOME	$(345)	$5,032	$(5,377)	-106.86%

All comparisons below state the year-to-date 2008 results first and the year-to-date 2007 results second.

Casino revenues decreased $0.5 million or 1% to $70.9 million from $71.4 million.  The decrease in casino revenues is a result of decreased casino revenues at The Lodge of $0.6 million or 2%, the Gilpin of $0.9 million or 7% and Gold Dust West-Reno of $0.8 million or 8%.  These decreases were partially offset by increases at Gold Dust West-Elko and Gold Dust West-Carson City. Gold Dust West-Elko, which opened on March 5, 2007, increased casino revenues by $1.4 million, and Gold Dust West-Carson City increased by $0.4 million.  Casino revenues at our two Colorado properties have been negatively affected due to the smoking ban which became effective on January 1, 2008.  Overall, the City of Black Hawk casino win declined 11% during the first six months of 2008 compared to the same period of 2007.  The decreased revenues at our casinos in Black Hawk and Reno are also attributable to general economic conditions, higher gas prices and decreased customer spend per visit.

Truck stop gaming revenues increased $0.8 million or 2% to $34.3 million from $33.5 million.  Of this increase, $1.0 million is due to video gaming activity at the Silver Dollar location that began in September 2007, offset by a decrease totaling $0.2 million at all other truck stop locations combined, principally at Bayou Vista and Raceland due to new competition.

Pari-mutuel revenues decreased $0.5 million or 2% to $20.5 million from $21.0 million.  The decrease in revenues is primarily attributable to a $1.3 million decrease in wagering revenues at the off track wagering facilities and racetrack, somewhat offset by a $0.8 million increase in account wagering revenues.

Food and beverage revenues increased $0.7 million or 5% to $15.5 million from $14.8 million.  This increase is attributable to $0.3 million generated by Gold Dust West-Elko, as well as increases of $0.5 million at The Lodge and $0.2 million at the truck stop facilities, offset by decreases of $0.1 million at Gold Dust West-Reno and $0.1 million at Gold Dust West-Carson City.

Convenience store-fuel revenues increased $10.7 million or 27% to $51.0 million from $40.3 million.  The addition of the Silver Dollar truck stop in February 2007 increased fuel revenues by $1.6 million.  Additionally, the average selling price of fuel increased to $3.75 per gallon in 2008 from $2.58 per gallon in 2007.  These increases in fuel revenues were somewhat offset by a decrease in volume to 13.6 million gallons from 15.6 million gallons.

Other revenues increased $0.3 million or 3% to $10.6 million from $10.3 million and were primarily attributable to an increase of $0.1 million at Colonial due to a one-time settlement with Youbet and increases of $0.1 million at The Lodge and $0.1 million at the truck stops.

Promotional allowances increased $2.2 million or 15% to $17.3 million from $15.0 million.  The increase is attributable to an increase in promotional allowances of $1.1 million at The Lodge, $0.1 million at the Gilpin, $0.3 million at Gold Dust West-Reno, $0.1 million at Gold Dust West-Carson City, $0.3 million at Gold Dust West-Elko and $0.3 million at the truck stops.

Casino expenses decreased $1.9 million or 7% to $23.5 million from $25.4 million.  This decrease is primarily due to decreases of $1.2 million at The Lodge, $0.9 million at the Gilpin, $0.1 million at Gold Dust West-Reno and $0.1 million at Gold Dust West-Carson City, offset by an increase of $0.4 million at Gold Dust West-Elko.

Truck stop gaming expenses increased $1.0 million or 5% to $20.5 million from $19.5 million, and is primarily due to video gaming activity at the Silver Dollar location that began in September 2007.

Pari-mutuel costs and expenses decreased $0.1 million to $16.1 million from $16.2 million.  The decrease is primarily attributable to a $0.6 million decrease in pari-mutuel taxes and other direct expenses associated with decreased pari-mutuel revenues at the racetrack and off track wagering facilities, partially offset by a $0.5 million increase in account wagering pari-mutuel costs and expenses.

Food and beverage costs and expenses decreased $0.1 million or 2% to $7.8 million from $7.9 million.

Convenience store-fuel expenses increased $10.6 million or 28% to $48.7 million from $38.1 million.  The addition of the Silver Dollar truck stop in February 2007 increased fuel expenses by $1.6 million. Additionally, the average cost of fuel increased to $3.58 per gallon in 2008 from $2.44 per gallon in 2007.  These increases in fuel expenses were somewhat offset by a decrease in volume.

Other costs and expenses increased $0.3 million or 3% to $8.3 million from $8.0 million, and were attributable to an increase in convenience store expenses at the truck stops.

Marketing, general and administrative expenses decreased $0.2 million or 1% to $33.4 million from $33.6 million.  This decrease is primarily the result of a $0.3 million decrease at Colonial due to decreased lobbying costs associated with Instant Racing, and decreases of $0.9 million at Gold Dust West-Reno, $0.3 million at Gold Dust West-Carson City and $0.1 million at Gold Dust West-Elko, partially offset by increases at The Lodge of $0.6 million, the Gilpin of $0.4 million, the truck stops of $0.1 million and corporate travel and other overhead expenses of $0.3 million.

During 2008, we recorded an impairment totaling $4.1 million on the fair value of an investment in equity securities.

Depreciation and amortization expense increased $1.3 million or 15% to $9.8 million from $8.6 million.  Of this increase, $0.5 million is attributable to Gold Dust West-Elko and $0.2 million is attributable to the Silver Dollar truck stop location. Additionally, The Lodge increased by $0.3 million, the Gilpin increased by $0.1 million, Gold Dust West-Carson City increased by $0.1 million and all other locations combined increased by $0.1 million due to capital asset purchases.

Net interest expense decreased $0.3 million to $13.7 million from $14.0 million.  The decrease is attributable to lower effective interest rates on our variable rate bank debt, partially offset by an increase in debt outstanding during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

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

The following is a summary of the net revenues, costs and expenses and EBITDA, for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
NET REVENUES
Colorado:
The Lodge	$19,198	$19,580	$36,739	$37,938
Gilpin	5,393	5,765	10,778	11,766
Total Colorado	24,591	25,345	47,517	49,704
Nevada:
Gold Dust West-Reno	5,030	5,461	9,902	11,186
Gold Dust West-Carson City	3,727	3,802	7,068	6,896
Gold Dust West-Elko	2,634	2,597	5,036	3,624
Total Nevada	11,391	11,860	22,006	21,706
Louisiana	49,783	41,900	93,111	81,598
Virginia	12,680	12,552	22,854	23,271
Corporate and other	12		20
Total Net Revenues	98,457	91,657	185,508	176,279

COSTS AND EXPENSES (excluding depreciation and amortization, net interest expense and income taxes)
Colorado:
The Lodge	12,106	12,668	23,850	24,661
Gilpin	3,818	4,094	7,689	8,208
Total Colorado	15,924	16,762	31,539	32,869
Nevada:
Gold Dust West-Reno	3,272	3,678	6,642	7,618
Gold Dust West-Carson City	3,558	3,772	7,239	7,871
Gold Dust West-Elko	2,239	2,495	4,413	4,088
Total Nevada	9,069	9,945	18,294	19,577
Louisiana	44,846	36,883	82,610	70,408
Virginia	11,777	11,720	21,398	21,768
Corporate overhead and other	6,439	2,113	8,462	4,022
Total Costs and Expenses	88,055	77,423	162,303	148,644

EBITDA
Colorado:
The Lodge	7,092	6,912	12,889	13,277
Gilpin	1,575	1,671	3,089	3,558
Total Colorado	8,667	8,583	15,978	16,835
Nevada:
Gold Dust West-Reno	1,758	1,783	3,260	3,568
Gold Dust West-Carson City	169	30	(171)	(975)
Gold Dust West-Elko	395	102	623	(464)
Total Nevada	2,322	1,915	3,712	2,129
Louisiana	4,937	5,017	10,501	11,190
Virginia	903	832	1,456	1,503
Corporate overhead and other	(6,427)	(2,113)	(8,442)	(4,022)

Total EBITDA	$10,402	$14,234	$23,205	$27,635

See sections 3 and 4 above, “Comparison of our results of operations for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007” and “Comparison of our results of operations for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007,” which provide explanations regarding the fluctuations in our revenues and costs and expenses by property and segment.  Included in corporate overhead and other for 2008 is a $4.1 million impairment of the fair value of an investment in equity securities.

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure, to our net income (loss), a GAAP financial measure (dollars in thousands):

Three months ended June 30, 2008	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$7,092	$1,190	$1,726	$4,176
Gilpin	1,575	494	476	605
Total Colorado	8,667	1,684	2,202	4,781
Nevada:
Gold Dust West-Reno	1,758	389	655	714
Gold Dust West- Carson City	169	512	382	(725)
Gold Dust West-Elko	395	587	338	(530)
Total Nevada	2,322	1,488	1,375	(541)
Louisiana	4,937	1,058	1,219	2,660
Virginia	903	530	135	238
Corporate overhead and other (1)	(6,427)	190	1,790	(8,407)
TOTAL	$10,402	$4,950	$6,721	$(1,269)

Three months ended June 30, 2007	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$6,912	$1,064	$1,725	$4,123
Gilpin	1,671	456	472	743
Total Colorado	8,583	1,520	2,197	4,866
Nevada:
Gold Dust West-Reno	1,783	387	652	744
Gold Dust West- Carson City	30	464	380	(814)
Gold Dust West-Elko	102	524	486	(908)
Total Nevada	1,915	1,375	1,518	(978)
Louisiana	5,017	916	1,127	2,974
Virginia	832	527	136	169
Corporate overhead and other	(2,113)	169	2,202	(4,484)
TOTAL	$14,234	$4,507	$7,180	$2,547

Six months ended June 30, 2008	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$12,889	$2,390	$3,450	$7,049
Gilpin	3,089	1,025	951	1,113
Total Colorado	15,978	3,415	4,401	8,162
Nevada:
Gold Dust West-Reno	3,260	759	1,308	1,193
Gold Dust West- Carson City	(171)	1,021	765	(1,957)
Gold Dust West-Elko	623	1,172	731	(1,280)
Total Nevada	3,712	2,952	2,804	(2,044)
Louisiana	10,501	2,059	2,434	6,008
Virginia	1,456	1,049	255	152
Corporate overhead and other (1)	(8,442)	373	3,808	(12,623)
TOTAL	$23,205	$9,848	$13,702	$(345)

Six months ended June 30, 2007	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$13,277	$2,091	$3,452	$7,734
Gilpin	3,558	907	945	1,706
Total Colorado	16,835	2,998	4,397	9,440
Nevada:
Gold Dust West-Reno	3,568	738	1,301	1,529
Gold Dust West- Carson City	(975)	897	761	(2,633)
Gold Dust West-Elko	(464)	691	811	(1,966)
Total Nevada	2,129	2,326	2,873	(3,070)
Louisiana	11,190	1,857	2,231	7,102
Virginia	1,503	1,054	270	179
Corporate overhead and other	(4,022)	347	4,250	(8,619)
TOTAL	$27,635	$8,582	$14,021	$5,032

(1) Included in corporate overhead and other for 2008 is a $4.1 million impairment of the fair value of an investment in equity securities.

6. Liquidity and capital resources

As of June 30, 2008, we had cash and cash equivalents of $31.9 million compared to $24.4 million in cash and cash equivalents as of December 31, 2007. The increase is the result of $11.7 million cash provided by operating activities, $6.2 million cash used in investing activities, and $2.0 million provided by financing activities, which is further discussed below. Our primary sources of liquidity are cash provided by operating activities and external borrowings.  Our primary uses of cash are for capital improvements, development and acquisitions.

The cash used in investing activities during the six months ended June 30, 2008 was primarily the result of property and equipment and device rights additions totaling $6.4 million for ongoing capital investments at our existing properties, offset by $0.2 million of proceeds from the sale of equipment.

The cash provided by financing activities during the six months ended June 30, 2008 was the result of net borrowings on the revolving senior credit facility totaling $3.5 million, somewhat offset by payments on long-term debt totaling $0.7 million and distributions to stockholders totaling $0.8 million.

As of June 30, 2008, we have $13.0 million available on our $40 million revolving senior credit facility for acquisitions, capital expenditure programs and working capital. The revolving senior credit facility carries an interest rate of 2.75% above LIBOR and expires in June 2011. As of June 30, 2008, our total debt approximates $302.2 million. Our future liquidity, which includes our ability to make semi-annual interest payments on June 15 and December 15 of each year, depends upon our future operational success.

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

The following table provides disclosure concerning JEI’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of June 30, 2008.

(In Thousands)	Total	Next 12 Months	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$437,718	$26,392	$79,656	$101,195	$230,475
Capital lease obligations	9,447	619	1,894	948	5,986
Operating leases (2)	36,480	2,657	4,582	2,997	26,244
Other long-term obligations (3)	23,678	1,802	3,489	2,762	15,625
Total contractual cash obligations	$507,323	$31,470	$89,621	$107,902	$278,330

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

(3)                   Other long-term obligations include a 20-year, $1.25 million per year management agreement with Jacobs Investments Management Co. Inc., an affiliated company, and our obligation to pay $1 per operating video poker machine per day to the third party owner of the machines in order to maintain the machines used in our truck plaza operations.  In addition, Colonial has entered into an agreement with a totalisator company, which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications.  The amendment provides for a minimum charge per calendar year of $210,000.

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

Property and equipment

We have a significant investment in long-lived property and equipment, representing approximately 67% of our total assets, which includes the recent acquisitions of Gold Dust West-Carson City, Gold Dust West-Elko and the video gaming truck stops. We estimate that the undiscounted future cash flows expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimate of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results. We review the carrying value of our property and equipment when events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use. Further, we assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each class of assets. Should the actual useful life of a class of assets differ from the estimated useful life, we would record an impairment charge. We review useful lives and obsolescence and assess the commercial viability of our assets periodically.

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

Our reporting units with goodwill balances at June 30, 2008 are The Lodge ($4.2 million), Gilpin ($2.5 million), Gold Dust West-Reno ($8.8 million), Gold Dust West-Carson City ($0.2 million) and Louisiana ($31.0 million). There is no goodwill recorded in our Gold Dust West-Elko or Virginia reporting units. We performed our most recent annual impairment test for these reporting units as of September 30, 2007. Our annual impairment test included an analysis of the gaming industry overall as well as an analysis of the specific locations in which we operate. We determined the fair values for each of these reporting units using both the market approach (recent comparable transactions from which we derived an applicable valuation multiple) and the income approach (net present value of our anticipated future cash flows). These fair values were then compared to the carrying values for the respective reporting unit and we determined that goodwill is not impaired at any of our reporting units. Furthermore, if the fair value of these reporting units declined by 10%, no goodwill impairment would exist.

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

We have issued $210 million of 9¾% fixed rate senior unsecured notes due in 2014 and a $100 million variable rate senior secured credit facility consisting of: (i) a $40 million revolving credit facility due in 2011, (ii) a $40 million term loan facility due in 2012, and (iii) a $20 million delayed draw term loan due in 2012.  As of June 30, 2008, $27.0 million is outstanding on the senior secured revolving credit facility and $58.9 million is outstanding on our senior secured term loan debt, bearing interest at a blended variable rate approximating 5.33% at June 30, 2008.

If market interest rates increase, our cash requirements for interest on the senior secured credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior secured credit facility balance would also decrease. There would be an approximate change in our cash requirements of $0.5 million annually for interest should market rates increase or decrease by 10% compared to interest rate levels at June 30, 2008.

We currently do not invest in derivative financial instruments, interest rate swaps or other similar investments to alter interest rate exposure.

Item 4.     Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

There has been no change during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.   Controls and Procedures.

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

Jacobs Entertainment, Inc.

Registrant

Date: August 14, 2008	By:	/s/ Jeffrey P. Jacobs
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