Form 10-Q
period 2008-09-30
JACOBS ENTERTAINMENT INC
filed 2008-11-12
CIK 1173284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 12, 2008
Class A Common Stock, $.01 par value	1,320 shares
Class B Common Stock, $.01 par value	180 shares

Jacobs Entertainment, Inc.

Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in Thousands)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,367	$24,397
Restricted cash	2,560	1,398
Accounts receivable, net	3,729	3,609
Inventory	3,770	3,328
Prepaid expenses and other current assets	3,571	2,785
Total current assets	48,997	35,517

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	59,430	56,372
Building and improvements	178,673	177,716
Equipment, furniture and fixtures	84,654	80,999
Leasehold improvements	2,620	2,460
Construction in progress	3,511	837
	328,888	318,384
Less accumulated depreciation	(82,611)	(69,683)
Property, plant and equipment, net	246,277	248,701

OTHER ASSETS:
Goodwill	46,471	46,670
Identifiable intangible assets, net	9,560	9,491
Debt issue costs, net	7,165	8,276
Investment in equity securities	2,701	5,524
Other assets	1,953	1,736
TOTAL	$363,124	$355,915

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$24,021	$22,713
Gaming taxes payable	3,484	3,279
Interest payable	6,136	1,027
Due to affiliate		435
Current portion of long-term debt and capital lease obligations	1,292	1,301
Total current liabilities	34,933	28,755

Long-term debt and capital lease obligations	300,721	298,045
Other liabilities	853	690
Total liabilities	336,507	327,490
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER’S EQUITY:
Class A Common stock $.01 par value; 1,800 shares authorized, 1,320 issued and outstanding as of September 30, 2008 and December 31, 2007	—	—
Class B Common stock $.01 par value; 200 shares authorized, 180 issued and outstanding as of September 30, 2008 and December 31, 2007	—	—
Additional paid-in capital	30,251	32,051
Accumulated deficit	(2,454)	(1,207)
Accumulated other comprehensive loss	(1,180)	(2,419)
Total stockholder’s equity	26,617	28,425
TOTAL	$363,124	$355,915

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES
Gaming:
Casino	$35,837	$38,286	$106,710	$109,679
Truck stop	15,326	14,953	49,635	48,501
Pari-mutuel	9,979	11,040	30,560	32,084
Food and beverage	8,196	8,288	23,678	23,081
Convenience store — fuel	28,308	20,463	79,297	60,741
Convenience store — other	3,523	2,844	9,183	8,478
Hotel	1,163	1,266	3,250	3,379
Other	1,758	1,668	4,576	4,191
Total revenues	104,090	98,808	306,889	290,134
Less: Promotional allowances	(8,449)	(8,103)	(25,740)	(23,150)
Net revenues	95,641	90,705	281,149	266,984

COSTS AND EXPENSES
Gaming:
Casino	12,045	13,639	35,571	39,045
Truck stop	9,721	9,398	30,213	28,875
Pari-mutuel	8,369	9,229	24,487	25,419
Food and beverage	4,038	4,251	11,812	12,154
Convenience store — fuel	26,490	19,599	75,158	57,675
Convenience store — other	4,678	3,873	12,452	11,356
Hotel	313	365	805	885
Marketing, general and administrative	18,894	17,692	52,290	51,281
Impairment of equity securities			4,063
Goodwill impairment	199		199
Depreciation and amortization	4,978	4,585	14,826	13,167
Total costs and expenses	89,725	82,631	261,876	239,857

OPERATING INCOME	5,916	8,074	19,273	27,127

Interest income	34	68	112	241
Interest expense, net of amounts capitalized	(6,852)	(7,032)	(20,632)	(21,226)

NET (LOSS) INCOME	$(902)	$1,110	$(1,247)	$6,142

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Dollars in Thousands)

	Common Stock			Additional	(Accumulated Deficit)	Accumulated Other
	Class A Shares	Class B Shares	Amount*	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
BALANCES, JANUARY 1, 2007	1,320	180	$	$35,611	$(2,246)	$1,999	$35,364
Capital contribution				8,910			8,910
Distributions				(12,470)	(3,973)		(16,443)
Comprehensive income (loss):
Change in fair value of equity securities available-for-sale						(4,418)	(4,418)
Net income					5,012		5,012
Total comprehensive income							594
BALANCES, DECEMBER 31, 2007	1,320	180	$	$32,051	$(1,207)	$(2,419)	$28,425
Distributions				(1,800)			(1,800)
Comprehensive income (loss):
Change in fair value of equity securities available-for-sale, net of impairment charge (Note 8)						1,239	1,239
Net loss					(1,247)		(1,247)
Total comprehensive loss							(8)
BALANCES, SEPTEMBER 30, 2008	1,320	180	$	$30,251	$(2,454)	$(1,180)	$26,617

*                 The par value amount of Jacobs Entertainment, Inc. common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 due to rounding.

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net (loss) income	$(1,247)	$6,142
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,826	13,167
Goodwill impairment	199
Impairment of equity securities	4,063
Loss (gain) on sale of equipment	92	(136)
Deferred financing cost amortization	1,111	1,141
Other	(77)	47
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(1,162)	(2,225)
Accounts receivable, net	(120)	1,145
Inventory	(442)	(296)
Prepaid expenses and other assets	(1,014)	(2,815)
Accounts payable and accrued expenses	3,041	690
Gaming taxes payable	205	651
Interest payable	5,109	4,970
Due from/to affiliate	(595)	1,648
Net cash provided by operating activities	23,989	24,129
INVESTING ACTIVITIES:
Additions to property, plant and equipment	(13,326)	(22,034)
Proceeds from sale of equipment	347	241
Purchases of device rights	(903)	(750)
Acquisitions of truck stops, net of cash acquired		(4,269)
Net cash used in investing activities	(13,882)	(26,812)
FINANCING ACTIVITIES:
Payments to obtain financing		(327)
Proceeds from revolving line of credit	11,250	29,500
Payments on long-term debt	(837)	(1,032)
Payments on revolving line of credit	(7,750)	(7,500)
Distributions to stockholders	(1,800)	(17,017)
Net cash provided by financing activities	863	3,624
NET INCREASE IN CASH AND CASH EQUIVALENTS	10,970	941
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,397	24,295
CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,367	$25,236
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized of $0 and $159 for the nine months ended September 30, 2008 and 2007, respectively	$14,400	$15,419
Non-cash investing and financing activities:
Capital contribution exchanged for retirement of note paid by affiliate		$8,910
Non-cash additions to property	$1,056	$835

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

1.                       BUSINESS AND ORGANIZATION

Jacobs Entertainment, Inc. (“JEI,” the “Company,” “us,” “our,” or “we”) was formed on April 17, 2001, as a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended, to become a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Nevada, Louisiana, and Virginia. We are a wholly-owned subsidiary of Jacobs Investments, Inc. (“JII”). Effective October 1, 2008, 80% of the Class A shares of JII are owned by Jeffrey P. Jacobs, our Chief Executive Officer, and two of his family trusts, and 20% of the Class A shares are owned by an irrevocable trust established by his father, Richard E. Jacobs, of which Jeffrey P. Jacobs is the sole trustee. Additionally, Jeffrey P. Jacobs and his family trusts own all 180 outstanding shares of JII’s Class B common stock. These persons and their affiliates are referred to herein as “Jacobs.”  As of September 30, 2008, we own and operate five casinos through wholly-owned subsidiaries. Our casinos include The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Hotel Casino (“Gilpin”), both in Black Hawk, Colorado, the Gold Dust West Casino (“Gold Dust West-Reno”) in Reno, Nevada, the Gold Dust West-Carson City in Carson City, Nevada and the Gold Dust West-Elko in Elko, Nevada, which opened on March 5, 2007.  JEI also owns and operates 18 truck plaza video gaming facilities in Louisiana, which are collectively referred to as “Jalou,” “truck stops” or “truck plazas.”  We also receive a percentage of gaming revenue from an additional truck plaza video gaming facility.  Finally, JEI owns and operates a horse racing track with nine satellite wagering facilities in Virginia through a wholly-owned subsidiary, Colonial Holdings, Inc. (“Colonial”).

On September 4, 2007, we acquired a truck plaza video gaming facility in Louisiana previously owned by Jacobs.  The purchase of this truck plaza video gaming facility was accounted for as a combination of entities under common control.  Accordingly, the accompanying unaudited condensed consolidated 2007 financial statements have been retroactively adjusted to include the operations of the acquired truck plaza from January 1, 2007.  Additionally, on April 1, 2008, we acquired one of the Nautica parcels (see Note 6) referred to as “Lot D.”  The company that owned this parcel of land and parking lot business was wholly owned by our Chairman and Chief Executive Officer. The purchase of this parking lot business was accounted for as a combination of entities under common control.  Accordingly, the accompanying unaudited condensed consolidated 2007 financial statements have been retroactively adjusted to include the operations of Lot D from January 1, 2007.  See Note 7 below.

2.                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Financial Statements – In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial position as of September 30, 2008 and December 31, 2007, the results of our operations for the three and nine months ended September 30, 2008 and 2007, our changes in stockholder’s equity for the year ended December 31, 2007 and the nine months ended September 30, 2008, and our cash flows for the nine months ended September 30, 2008 and 2007.  All intercompany transactions and balances have been eliminated in consolidation.

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

We chose to adopt FSP No. FAS 157-2 as of January 1, 2008 and delay full application of SFAS 157.  Therefore, we did not apply SFAS 157 to nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities, including nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and goodwill impairment assessment under SFAS No. 142, Goodwill and Other Intangible Assets. We are still required to apply SFAS 157 to recurring financial and non-financial instruments, which affects the fair value disclosure of our investment in equity securities.  See Note 8 for fair value disclosures.

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

3.                       GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

We test goodwill for impairment as of September 30 each year or when circumstances indicate it is necessary.  Testing compares the estimated fair values of our reporting units to the reporting units’ carrying value.  We consider a variety of factors when estimating the fair value of our reporting units, including estimates about future operating results of each reporting unit, multiples of EBITDA, investment banker market analysis, and recent sales of comparable business units if such information is available to us.  A variety of estimates and judgments about the relevance and comparability of these factors to the reporting units are made.  As of September 30, 2008, we believe the carrying value of the goodwill in our Gold Dust West-Carson City reporting unit is impaired. Market conditions in 2008 resulted in Gold Dust West-Carson City not meeting the financial performance expectations originally forecast at the time of acquisition.  Consequently, Gold Dust West-Carson City recorded a goodwill impairment charge of $199 during the three and nine months ended September 30, 2008.  As a result of the impairment charge, the carrying amount of the Gold Dust West-Carson City goodwill was reduced to zero.

The change in the carrying amount of goodwill for the nine months ended September 30, 2008 is as follows:

Balance as of December 31, 2007	$46,670
Goodwill impairment during the period	(199)

Balance as of September 30, 2008	$46,471

In addition, we have reassessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets.

Identifiable intangible assets as of September 30, 2008 and December 31, 2007, consist of the following:

	Weighted	September 30, 2008			December 31, 2007
	Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizable intangible assets:
Revenue rights	43.25	$6,000	$810	$5,190	$6,000	$720	$5,280
Device use rights	3.11	8,824	5,125	3,699	7,982	4,638	3,344
Noncompete agreements	3.11	1,779	1,108	671	1,779	912	867

Total		$16,603	$7,043	$9,560	$15,761	$6,270	$9,491

Aggregate amortization expense of identifiable intangible assets was $363 and $297 for the three months ended September 30, 2008 and 2007, respectively, and $1,035 and $966 for the nine months ended September 30, 2008 and 2007, respectively.

Estimated amortization expense for the years ending December 31:

2008 (remaining 3 months)	$392
2009	1,530
2010	1,327
2011	782
2012	623
Thereafter	4,906
Total	$9,560

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

At September 30, 2008 and 2007, we have four segments representing the geographic regions of our operations.  Each segment is managed separately because of the unique characteristics of its revenue stream and customer base.

We have aggregated our operations into the four segments based on similarities in the nature of the properties’ businesses, customers and regulatory environment in which each property operates. The Colorado segment consists of The Lodge and Gilpin casinos.  Our Nevada segment includes the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos.  The Louisiana operations consist of our truck plaza/video poker facilities, and the Virginia segment consists of Colonial’s pari-mutuel operations and its satellite wagering facilities.

The accounting policies of the segments are the same as those described in Note 2 above and those included in our Form 10-K report for the year ended December 31, 2007.  The corporate adjustments, eliminations and other represent all other income and expenses, and are also presented.  The following segment information is presented after elimination of inter-segment transactions.

As of and for the Three Months Ended September 30, 2008

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other	Total
Revenues:
Gaming
Casino	$26,482	$9,355				$35,837
Truck stop			$15,326			15,326
Pari-mutuel				$9,979		9,979
Food and beverage	3,021	2,167	2,024	984		8,196
Convenience store — fuel			28,308			28,308
Convenience store — other			3,523			3,523
Hotel	511	652				1,163
Other	196	338	325	883	$16	1,758
Total revenues	30,210	12,512	49,506	11,846	16	104,090
Less: Promotional allowances	(5,336)	(1,968)	(1,145)			(8,449)
Net revenues	$24,874	$10,544	$48,361	$11,846	$16	$95,641

Depreciation and amortization	$1,692	$1,508	$1,068	$525	$185	$4,978
Interest income	$—	$—	$5	$9	$20	$34
Interest expense, net of amounts capitalized	$2,198	$1,389	$1,225	$149	$1,891	$6,852
Net income (loss)	$4,542	$(1,717)	$2,331	$(916)	$(5,142)	$(902)
EBITDA(1)	$8,432	$1,180	$4,619	$(251)	$(3,086)	$10,894

Goodwill	$6,711	$8,836	$30,924			$46,471
Identifiable intangible assets, net			$9,560			$9,560
Property, plant and equipment, net	$91,069	$44,767	$39,754	$65,408	$5,279	$246,277
Total assets	$113,808	$63,023	$94,550	$74,212	$17,531	$363,124
Long-term debt	$86,379	$61,610	$51,188	$5,652	$95,892	$300,721
Capital expenditures	$2,142	$2,082	$497	$82	$2,836	$7,639

As of and for the Nine Months Ended September 30, 2008

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other	Total
Revenues:
Gaming
Casino	$77,526	$29,184				$106,710
Truck stop			$49,635			49,635
Pari-mutuel				$30,560		30,560
Food and beverage	8,511	6,598	6,197	2,372		23,678
Convenience store — fuel			79,297			79,297
Convenience store — other			9,183			9,183
Hotel	1,466	1,784				3,250
Other	699	1,067	1,006	1,768	$36	4,576
Total revenues	88,202	38,633	145,318	34,700	36	306,889
Less: Promotional allowances	(15,811)	(6,083)	(3,846)			(25,740)
Net revenues	$72,391	$32,550	$141,472	$34,700	$36	$281,149

Depreciation and amortization	$5,107	$4,460	$3,127	$1,574	$558	$14,826
Interest income	$3	$4	$17	$52	$36	$112
Interest expense, net of amounts capitalized	$6,602	$4,197	$3,671	$447	$5,715	$20,632
Net income (loss)	$12,704	$(3,761)	$8,339	$(764)	$(17,765)	$(1,247)
EBITDA(1)	$24,410	$4,892	$15,120	$1,205	$(11,528)	$34,099

Goodwill	$6,711	$8,836	$30,924			$46,471
Identifiable intangible assets, net			$9,560			$9,560
Property, plant and equipment, net	$91,069	$44,767	$39,754	$65,408	$5,279	$246,277
Total assets	$113,808	$63,023	$94,550	$74,212	$17,531	$363,124
Long-term debt	$86,379	$61,610	$51,188	$5,652	$95,892	$300,721
Capital expenditures	$4,487	$3,630	$1,184	$732	$3,293	$13,326

As of and for the Three Months Ended September 30, 2007

(Balance Sheet Data as of December 31, 2007)

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other	Total
Revenues
Gaming
Casino	$28,503	$9,783				$38,286
Truck stop			$14,953			14,953
Pari-mutuel				$11,040		11,040
Food and beverage	2,873	2,344	2,027	1,044		8,288
Convenience store — fuel			20,463			20,463
Convenience store — other			2,844			2,844
Hotel	497	769				1,266
Other	218	351	274	825		1,668
Total revenues	32,091	13,247	40,561	12,909		98,808
Less: Promotional allowances	(5,185)	(1,666)	(1,252)			(8,103)
Net revenues	$26,906	$11,581	$39,309	$12,909		$90,705

Depreciation and amortization	$1,552	$1,448	$886	$528	$171	$4,585
Interest income	$12	$9	$18	$7	$22	$68
Interest expense, net of amounts capitalized	$2,208	$1,536	$1,350	$149	$1,789	$7,032
Net income (loss)	$5,785	$(1,196)	$1,565	$(905)	$(4,139)	$1,110
EBITDA(1)	$9,533	$1,779	$3,783	$(235)	$(2,201)	$12,659

Goodwill	$6,711	$9,035	$30,924			$46,670
Identifiable intangible assets, net			$9,491			$9,491
Property, plant and equipment, net	$93,593	$45,458	$40,727	$66,381	$2,542	$248,701
Total assets	$114,615	$64,430	$92,650	$71,991	$12,229	$355,915
Long-term debt	$86,680	$61,773	$51,227	$5,669	$92,696	$298,045
Capital expenditures	$758	$2,090	$10	$88	$156	$3,102

As of and for the Nine Months Ended September 30, 2007

(Balance Sheet Data as of December 31, 2007)

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other	Total
Revenues
Gaming
Casino	$81,084	$28,595				$109,679
Truck stop			$48,501			48,501
Pari-mutuel				$32,084		32,084
Food and beverage	7,916	6,700	6,018	2,447		23,081
Convenience store — fuel			60,741			60,741
Convenience store — other			8,478			8,478
Hotel	1,452	1,927				3,379
Other	637	1,077	828	1,649		4,191
Total revenues	91,089	38,299	124,566	36,180		290,134
Less: Promotional allowances	(14,479)	(5,013)	(3,658)			(23,150)
Net revenues	$76,610	$33,286	$120,908	$36,180		$266,984

Depreciation and amortization	$4,550	$3,774	$2,743	$1,582	$518	$13,167
Interest income	$38	$39	$75	$37	$52	$241
Interest expense, net of amounts capitalized	$6,631	$4,439	$3,638	$449	$6,069	$21,226
Net income (loss)	$15,225	$(4,267)	$8,668	$(726)	$(12,758)	$6,142
EBITDA(1)	$26,368	$3,907	$14,974	$1,268	$(6,223)	$40,294

Goodwill	$6,711	$9,035	$30,924			$46,670
Identifiable intangible assets, net			$9,491			$9,491
Property, plant and equipment, net	$93,593	$45,458	$40,727	$66,381	$2,542	$248,701
Total assets	$114,615	$64,430	$92,650	$71,991	$12,229	$355,915
Long-term debt	$86,680	$61,773	$51,227	$5,669	$92,696	$298,045
Capital expenditures	$4,878	$15,033	$1,076	$792	$255	$22,034

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

5.                       COMMITMENTS AND CONTINGENCIES

Commitments

Colonial has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for our pari-mutuel wagering applications.  The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities to 2012, and to provide replacement equipment for existing equipment, at a rate of .385% of handle up to $270,000 in handle.  Handle above $270,000 will be charged a rate of .345%.  The agreement also provides for a minimum charge per calendar year of $210.  In addition, Colonial had agreements with a company which provides broadcasting and simulcasting equipment and services.  The agreements for live racing broadcasting and simulcasting services at the horse racing track, and equipment leases at two of the satellite wagering facilities expired December 31, 2007.  We purchased the leased equipment at the two satellite wagering facilities and extended the agreement for live race broadcasting and simulcasting services for one year through December 31, 2008.  Total expense incurred for totalisator and broadcasting and simulcasting services was $298 and $359 for the three months ended September 30, 2008 and 2007, respectively, and $711 and $879 for the nine months ended September 30, 2008 and 2007, respectively.

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

Our operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia, leases for office space in Colorado, Louisiana, Virginia and Florida, as well as leases for automobiles and other property and equipment at all locations, expiring at various dates.  Total expense under these non-cancelable operating leases was $803 and $744 during the three months ended September 30, 2008 and 2007, respectively, and $2,224 and $2,210 for the nine months ended September 30, 2008 and 2007, respectively.

Additionally, under Louisiana law, video poker machines must be owned by Louisiana residents.  The Jalou truck plaza video gaming facilities pay one dollar per operating video poker machine per day to the third party owner of the machines in order to maintain the machines used in our truck plaza operations, plus reimbursement for the owner’s licensing costs and various other expenses. Total expense under these obligations was $329 and $325 for the three months ended September 30, 2008 and 2007, respectively, and $992 and $945 for the nine months ended September 30, 2008 and 2007, respectively.

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

6.                       RELATED PARTY TRANSACTIONS

In order to assist us in our efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, we have an agreement with Jacobs Investments Management Co. Inc. (“JIMCO”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two former directors of Colonial. This agreement calls for $1,250 per year payable in two equal installments of $625 on January 1st and July 1st each year plus two and one-half percent (2.5%) of budgeted development costs for projects undertaken by us, if certain debt covenant ratios are met.  Totals incurred under this agreement with JIMCO were $313 and $313 during the three months ended September 30, 2008 and 2007, respectively, and $938 and $1,297 for the nine months ended September 30, 2008 and 2007, respectively.

We provide monthly management and accounting services for various truck stops owned by Jacobs.  Charges for these management services totaled $296 and $268 for the three months ended September 30, 2008 and 2007, respectively, and $873 and $760 for the nine months ended September 30, 2008 and 2007, respectively. Additionally, we provide shared services such as a branded fuel card that can be used at the truck stops owned both by us and Jacobs, and repair parts purchased by Jacobs from us.  These transactions result in receivables from and payables to our affiliate.  As of September 30, 2008 and December 31, 2007, these transactions resulted in net payables to affiliate totaling $0 and $435, respectively.

During July 2006, we acquired from affiliated parties several options to lease and options to purchase six parcels of land and certain improvements on the west bank of the Cuyahoga River in Cleveland, Ohio.  We refer to these properties, covering an aggregate of approximately 624,000 square feet of land (14.4 acres) and a building comprised of 47,380 square feet of net rentable space, as the Nautica Properties.  The Nautica Properties currently require aggregate option payments totaling $450 per year.  During March 2008, we exercised our option to acquire one of these parcels referred to as “Lot D.”  On April 1, 2008, we purchased this parcel for $800.  The company that owned this parcel of land and parking lot business was wholly owned by our Chairman and Chief Executive Officer. See Note 7 below.

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

7.                       DEBT AND RECENT ACQUISITION ACTIVITY

We have issued senior unsecured notes in the amount of $210,000 bearing interest at 9¾% due June 15, 2014 with interest only payments due each June 15 and December 15. We also have a $100,000 senior secured credit facility consisting of: (i) a $40,000 five-year revolving credit facility; (ii) a $40,000 six-year term loan facility; and (iii) a $20,000 six-year delayed draw term loan.  Borrowings under our senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined, and (2) the federal funds rate plus ½ of 1% or (b) a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs.  At September 30, 2008, the blended interest rate on our senior secured credit facility was approximately 5.98%.  As of September 30, 2008, $13,000 was available on the revolving credit facility.

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

There are many restrictions and covenants placed upon us under both our secured and unsecured indebtedness. We are required to maintain certain operating performance ratios, our covenants impose various restrictions on us as to the timing of redemptions of our notes, there are various change of control covenants, and there are many other restrictive and operational limitations on us that would be difficult or impossible for us to change.  The occurrence of any one of these events and/or covenant violations to our debt agreements could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our debt agreements.  We entered into an amendment to our credit agreement which revised certain debt covenant ratios on May 4, 2007.  The amendment increased the maximum permitted total leverage ratio, increased the maximum permitted senior secured leverage ratio, decreased the minimum interest coverage ratio and adjusted the test periods. At September 30, 2008, we are in compliance with the revised financial covenants.  At March 31, 2009, certain debt covenants under our senior secured credit facility become more restrictive.  If we are not able to meet these more restrictive covenants, we will seek waivers of the covenants or negotiate an amendment to our senior secured credit facility.  We can provide no assurance that such waivers or an amendment can be obtained or that our creditors will not declare an event of default under our senior secured credit facility in the event the covenants are not met.

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

Acquisition of Silver Fox

On September 4, 2007, with funds available on the revolving credit facility described above, we acquired from Jacobs, the Silver Fox truck plaza video gaming facility for $13,794.  Silver Fox is located in Denham Springs, Louisiana.  The acquisition of the truck plaza facility was accounted for as a combination of entities under common control, and as such is reflected for accounting and financial reporting purposes similar to a pooling of interests.  Therefore, the acquisition has been recorded at Jacobs’ historical cost basis in the assets transferred.  Accordingly, the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted from January 1, 2007 through September 30, 2007 to include the operations of the acquired truck plaza as though the transaction had occurred at January 1, 2007.

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

Acquisition of Nautica Lot D

As discussed in Note 6 above, on April 1, 2008, we acquired Nautica Lot D for $800. The acquisition of Lot D and parking lot business was accounted for as a combination of entities under common control.  Therefore, the acquisition has been recorded at Jacobs’ historical cost basis in the assets transferred.  Accordingly, the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted from January 1, 2007 through September 30, 2008 to include the operations of the parking lot business as though the transaction had occurred at January 1, 2007.

A distribution of $800 was recorded on the acquisition date as the assets of the entity acquired have been retroactively accounted for in our financial statements.  Therefore a net distribution of $669 (the $800 distribution reduced by the $131 of net assets acquired) results from the transaction.

The following table summarizes the net assets acquired and liabilities assumed as of April 1, 2008, for the Lot D acquisition:

Lot D

Current assets	$1
Property and equipment, net	143

Total assets acquired	144

Current liabilities assumed	13

Net assets acquired	$131

Acquisition of Land in the Gulf Coast of Mississippi

As of September 30, 2008, we completed several land purchase transactions with owners of real estate lots in the Gulf Coast of Mississippi, resulting in total purchases of $3,010, including acquisition costs of $209.  Additionally, during September 2008, we entered into two land purchase options totaling $160.  The land purchase options each have an initial term of one-year, expiring June 2009, with two one-year extensions at the option of JEI.  The total purchase price of all parcels under these two option agreements is $13,000.

We are conducting due diligence on the lots and evaluating the feasibility of developing and constructing a mixed use project which may include a licensed gaming establishment, a hotel, restaurant, condominiums, retail development and parking facilities.  Furthermore, we have filed an application with Hancock County, Mississippi, to rezone property to waterfront district, as part of our plan to build a casino resort and hotel.  The project is subject to all necessary approvals from the Mississippi Gaming Commission as well as necessary financing.

8.                       FAIR VALUE OF INVESTMENT IN EQUITY SECURITIES

During 2006, we acquired approximately three percent of the outstanding shares of MTR Gaming Group, Inc. (“MTR”), a publicly-traded gaming company. Our two directors, as well as other entities affiliated with our two directors, also invested in MTR, increasing the combined ownership to approximately 18% of the outstanding common shares of MTR. Effective May 6, 2008, our CEO, Jeffrey P. Jacobs was appointed to the Board of Directors of MTR, and effective October 31, 2008, he was appointed Chairman.  Our investment is currently accounted for as available-for-sale equity securities and has been recorded at fair value and included in other noncurrent assets, with unrealized losses recognized as accumulated other comprehensive loss.

Effective January 1, 2008, we adopted SFAS 157 for all financial and nonfinancial assets and liabilities measured at fair value on a recurring basis.  The statement establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.  The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.  The statement establishes a hierarchy for grouping these assets and liabilities, based on the significance level of the following inputs:

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

The fair value of our investment in equity securities is based entirely upon quoted market prices, which is a Level 1 input.  As of December 31, 2007, the fair value of our investment in MTR was $5,524 and unrealized losses included in accumulated other comprehensive loss totaled $2,419.  At June 30, 2008, we determined that the decline in fair value was deemed to be “other-than-temporary” due to a significant decline in the stock price of MTR over an extended period of time. Therefore, during the second quarter of 2008, we recorded an impairment of equity securities totaling $4,063.  As of September 30, 2008, the fair value of our investment in MTR is $2,701 and unrealized losses included in accumulated other comprehensive loss totaled $1,180.

9.                       COLORADO CONSTITUTIONAL AMENDMENT

During 2008, we provided financial support for a proposed constitutional amendment that could increase the games, limits and hours at Colorado casinos.  Colorado residents voted on the proposed constitutional amendment on November 4, 2008 and the amendment was approved by voters.  The amendment must now be voted upon by each of the three gaming towns (Black Hawk, Central City and Cripple Creek) before the amendment is effective in each respective town.  Additionally, the Colorado Division of Gaming will commence revisions of the Internal Control Minimum Procedures which will govern the procedures encompassing the new games, limits and hours. For the three and nine months ended September 30, 2008, we funded a total of $874 and $1,080, respectively, in support of this amendment.

10.                HURRICANES

During the third quarter of 2008, hurricanes Gustav and Ike struck certain of our Louisiana operations causing minimal damage.  We do not anticipate receipt of any insurance proceeds. We estimate total damages to be approximately $150 to $200.

11.                SUBSEQUENT EVENTS

On November 10, 2008, we closed one of our two satellite wagering facilities in Chesapeake, Virginia. We anticipate an impairment of leasehold improvements at this location of approximately $750 in the fourth quarter of 2008.  Additionally, we expect to incur costs for the termination of the operating lease and severance totaling approximately $300 in the fourth quarter of 2008.

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section discusses the results of our operations for the three and nine months ended September 30, 2008 and 2007. We recommend reading the following discussions and analyses in conjunction with our unaudited condensed consolidated financial statements, including the notes and other financial information contained in this Form 10-Q, as well as our audited consolidated financial statements as of December 31, 2007, included in our Form 10-K report filed with the Securities and Exchange Commission (“10-K Report”). Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties. In this regard, see the section “Risk Factors” in Item 1A of our 10-K Report.

The historical information should not necessarily be taken as a reliable indicator of our future performance.

TABLE OF CONTENTS TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (MD&A)

1. Significant transactions occurring during the nine months ended September 30, 2008

Nautica Property Acquisition

We have acquired from affiliated parties several options to lease and options to purchase six parcels of land and certain improvements on the west bank of the Cuyahoga River in Cleveland, Ohio.  We refer to these properties as the Nautica Properties.  During March 2008, we exercised our option to acquire one of the Nautica parcels referred to as “Lot D.”  On April 1, 2008, we purchased this parcel for $0.8.  The company that owned this parcel of land and parking lot business was wholly owned by our Chairman and Chief Executive Officer. The purchase of this parking lot business was accounted for as a combination of entities under common control.  Accordingly, the accompanying unaudited condensed consolidated 2007 financial statements have been retroactively adjusted to include the operations of Lot D from January 1, 2007.

Acquisition of Land in the Gulf Coast of Mississippi

As of September 30, 2008, we completed several land purchase transactions with owners of real estate lots in the Gulf Coast of Mississippi, resulting in total purchases of $3.0 million, including acquisition costs of $0.2 million.  Additionally, during September 2008, we entered into two land purchase options totaling $0.2 million.  The land purchase options each have an initial term of one-year, expiring June 2009, with two one-year extensions at the option of JEI.  The total purchase price of all parcels under these two option agreements is $13 million.

We are conducting due diligence on the lots and evaluating the feasibility of developing and constructing a mixed use project which may include a licensed gaming establishment, a hotel, restaurant, condominiums, retail development and parking facilities.  Furthermore, we have filed an application with Hancock County, Mississippi, to rezone property to waterfront district, as part of our plan to build a casino resort and hotel.  The project is subject to all necessary approvals from the Mississippi Gaming Commission as well as necessary financing.

Ownership of Jacobs Entertainment, Inc. (“JEI”)

As of September 30, 2008, JEI was a wholly-owned subsidiary of Jacobs Investments, Inc. (“JII”), which in turn was 50% owned by Jeffrey P. Jacobs, our Chief Executive Officer, and two of his family trusts, and 50% owned by a revocable and an irrevocable trust established by his father, Richard E. Jacobs.  On October 1, 2008, JII redeemed the shares owned by the Richard E. Jacobs Revocable Trust.  As a result, Jeffrey P. Jacobs and his family trusts own 80% of JII’s Class A shares and 100% of its Class B shares.  The Richard E. Jacobs Irrevocable Trust owns 20% of JII’s Class A shares. Additionally, effective October 15, 2008, Richard E. Jacobs resigned his position as a member of the Board of Directors of JEI.

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

Colorado

Our Colorado operations consist of The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Casino (“Gilpin”), both of which are located in Black Hawk, Colorado. The competitive aspects of the market in Black Hawk continue to be a significant factor in our operations. There were approximately 9,700 gaming devices in the city of Black Hawk at September 30, 2008. At September 30, 2008, we had 1,417 devices in this market (974 at The Lodge and 443 at the Gilpin), which represented approximately 15% of the total devices in Black Hawk.

Nevada

Our Nevada operations consist of Gold Dust West-Reno, located in Reno, Nevada, which was acquired on January 5, 2001 and Gold Dust West-Carson City, located in Carson City, Nevada, which was acquired on June 25, 2006. Additionally, our newly-developed casino, Gold Dust West-Elko, located in Elko, Nevada, opened on March 5, 2007.  As in Colorado, our Nevada casinos operate in highly competitive markets. As a result of the added competition from Indian Gaming in California, Northern Nevada casinos advertise themselves as “locals’ casinos.”

Louisiana

The Louisiana truck plaza video gaming facilities consist of 18 truck plazas located in Louisiana and a share in the gaming revenues of an additional truck plaza.  Each truck plaza features a convenience store, fueling operations, a restaurant and up to 50 video gaming devices in the casino depending on the level of fuel sales and available space.  At September 30, 2008, our truck plaza video gaming facilities had a combined total of 929 video gaming devices.

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

3. Comparison of our results of operations for the three months ended September 30, 2008 to the three months ended September 30, 2007.

The following table summarizes our consolidated results of operations for the three months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30,
	2008	2007	$ Change	% Variance

REVENUES
Gaming:
Casino	$35,837	$38,286	$(2,449)	-6.40%
Truck stop	15,326	14,953	373	2.49%
Pari-mutuel	9,979	11,040	(1,061)	-9.61%
Food and beverage	8,196	8,288	(92)	-1.11%
Convenience store – fuel	28,308	20,463	7,845	38.34%
Other	6,444	5,778	666	11.53%
Less: Promotional allowances	(8,449)	(8,103)	(346)	4.27%
Net revenues	95,641	90,705	4,936	5.44%

COSTS AND EXPENSES
Gaming:
Casino	12,045	13,639	(1,594)	-11.69%
Truck stop	9,721	9,398	323	3.44%
Pari-mutuel	8,369	9,229	(860)	-9.32%
Food and beverage	4,038	4,251	(213)	-5.01%
Convenience store – fuel	26,490	19,599	6,891	35.16%
Other	4,991	4,238	753	17.77%
Marketing, general and administrative	18,894	17,692	1,202	6. 79%
Goodwill impairment	199		199	n/a
Depreciation and amortization	4,978	4,585	393	8.57%
Total costs and expenses	89,725	82,631	7,094	8.59%

OPERATING INCOME	5,916	8,074	(2,158)	-26.73%

Interest expense, net	(6,818)	(6,964)	146	-2.10%

NET (LOSS) INCOME	$(902)	$1,110	$(2,012)	-181.26%

All comparisons below begin with the third quarter 2008 results followed by the third quarter 2007 results.

Casino revenues decreased $2.4 million or 6% to $35.8 million from $38.3 million.  The decrease in casino revenues is a result of decreased casino revenues at The Lodge of $0.8 million or 4%, the Gilpin of $1.2 million or 18%, Gold Dust West-Reno of $0.1 million or 1% and Gold Dust West-Carson City of $0.4 million or 16%.  These decreases were partially offset by an increase at Gold Dust West-Elko of $0.1 million or 2%. Casino revenues at our two Colorado properties have been negatively affected due to the smoking ban which became effective on January 1, 2008.  Overall, the City of Black Hawk casino win declined 13% during the third quarter of 2008 compared to the same period of 2007.  The decreased revenues at our casinos in Colorado and Nevada are also attributable to general economic conditions, higher gas prices and decreased customer spend per visit.

Truck stop gaming revenues increased $0.4 million or 2% to $15.3 million from $15.0 million.  Of this increase, $0.5 million is due to video gaming activity at the Silver Dollar location that began in September 2007, somewhat offset by a net decrease totaling $0.1 million at all other truck stop locations combined.

Pari-mutuel revenues decreased $1.1 million or 10% to $10.0 million from $11.1 million.  The decrease in revenues is primarily attributable to a $1.3 million decrease at the off track wagering facilities and racetrack, somewhat offset by a $0.2 million increase in account wagering.

Food and beverage revenues decreased $0.1 million or 1% to $8.2 million from $8.3 million.  This decrease is attributable to decreases of $0.1 million at the Gilpin, $0.1 million Gold Dust West-Carson City and $0.1 million Colonial, somewhat offset by an increase of $0.2 million at The Lodge.

Convenience store-fuel revenues increased $7.8 million or 38% to $28.3 million from $20.5 million.  The average selling price of fuel increased to $4.09 per gallon in 2008 from $2.78 per gallon in 2007.  These increases in fuel revenues were somewhat offset by a decrease in volume to 6.9 million gallons from 7.3 million gallons.

Other revenues increased $0.7 million or 12% to $6.4 million from $5.8 million and were primarily attributable to increases of $0.7 million in convenience store revenues at the truck stops and $0.1 million at Colonial primarily due to an increase in Virginia Derby sponsorship revenues.  These increases were somewhat offset by a $0.1 million decrease in hotel revenues at Gold Dust West-Carson City.

Promotional allowances increased $0.3 million or 4% to $8.4 million from $8.1 million.  The increase is attributable to an increase in promotional allowances of $0.3 million at The Lodge and $0.3 million at Gold Dust West-Reno.  These increases were somewhat offset by decreases of $0.2 million at the Gilpin and $0.1 million at the truck stops.

Casino expenses decreased $1.6 million or 12% to $12.0 million from $13.6 million.  This decrease is due to decreases of $0.5 million at The Lodge, $0.8 million at the Gilpin, $0.1 million at Gold Dust West-Reno, $0.1 million at Gold Dust West-Carson City and $0.1 million at Gold Dust West-Elko.

Truck stop gaming expenses increased $0.3 million or 3% to $9.7 million from $9.4 million, primarily due to video gaming activity at the Silver Dollar location that began in September 2007.

Pari-mutuel costs and expenses decreased $0.9 million or 9% to $8.4 million from $9.2 million.  The decrease is primarily attributable to decreased direct costs resulting from decreased pari-mutuel revenues.

Food and beverage costs and expenses decreased $0.2 million or 5% to $4.0 million from $4.2 million. This decrease is attributable to decreases of $0.2 million at The Lodge, $0.1 million Gold Dust West-Carson City and $0.1 million at Colonial, somewhat offset by an increase of $0.2 million at the truck stop facilities.

Convenience store-fuel expenses increased $6.9 million or 35% to $26.5 million from $19.6 million.  The average cost of fuel increased to $3.83 per gallon in 2008 from $2.67 per gallon in 2007.  These increases in fuel expenses were somewhat offset by a decrease in volume.

Other costs and expenses increased $0.8 million or 18% to $5.0 million from $4.2 million, and were primarily attributable to an increase in convenience store expenses at the truck stops.

Marketing, general and administrative expenses increased $1.2 million or 7% to $18.9 million from $17.7 million.  This increase is primarily the result of increases of $0.9 million at corporate, $0.4 million at The Lodge and $0.2 million at the Gilpin, partially offset by decreases of $0.1 million at the truck stops, $0.1 million at Colonial and $0.1 million at Gold Dust West-Elko. The increase in corporate overhead expenses is primarily attributable to political contributions for a Colorado campaign, which is further discussed in Note 9 to the financial statements.

A goodwill impairment totaling $0.2 million was recorded at Gold Dust West-Carson City during the three months ended September 30, 2008, which is further discussed in Note 3 to the financial statements.

Depreciation and amortization expense increased $0.4 million or 9% to $5.0 million from $4.6 million.  This increase is attributable to increases of $0.1 million at The Lodge and $0.2 million at the truck stops. Additionally, all other casino locations combined increased by $0.1 million due to capital asset purchases.

Net interest expense decreased $0.1 million or 2% to $6.8 million from $6.9 million.  The decrease is attributable to lower effective interest rates on our variable rate bank debt, partially offset by an increase in debt outstanding during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

4. Comparison of our results of operations for the nine months ended September 30, 2008 to the nine months ended September 30, 2007.

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Nine Months Ended September 30,
	2008	2007	$ Change	% Variance

REVENUES
Gaming:
Casino	$106,710	$109,679	$(2,969)	-2.71%
Truck stop	49,635	48,501	1,134	2.34%
Pari-mutuel	30,560	32,084	(1,524)	-4.75%
Food and beverage	23,678	23,081	597	2.59%
Convenience store – fuel	79,297	60,741	18,556	30.55%
Other	17,009	16,048	961	5.99%
Less: Promotional allowances	(25,740)	(23,150)	(2,590)	11.19%
Net revenues	281,149	266,984	14,165	5.31%

COSTS AND EXPENSES
Gaming:
Casino	35,571	39,045	(3,474)	-8.90%
Truck stop	30,213	28,875	1,338	4.63%
Pari-mutuel	24,487	25,419	(932)	-3.67%
Food and beverage	11,812	12,154	(342)	-2.81%
Convenience store – fuel	75,158	57,675	17,483	30.31%
Other	13,257	12,241	1,016	8.30%
Marketing, general and administrative	52,290	51,281	1,009	1.97%
Impairment of equity securities	4,063		4,063	n/a
Goodwill impairment	199		199	n/a
Depreciation and amortization	14,826	13,167	1,659	12.60%
Total costs and expenses	261,876	239,857	22,019	9.18%

OPERATING INCOME	19,273	27,127	(7,854)	-28.95%

Interest expense, net	(20,520)	(20,985)	465	-2.22%

NET (LOSS) INCOME	$(1,247)	$6,142	$(7,389)	-120.30%

All comparisons below begin with the year-to-date 2008 results followed by the year-to-date 2007 results.

Casino revenues decreased $3.0 million or 3% to $106.7 million from $109.7 million.  The decrease in casino revenues is a result of decreased casino revenues at The Lodge of $1.5 million or 2%, the Gilpin of $2.1 million or 11% and Gold Dust West-Reno of $0.9 million or 6%.  These decreases were partially offset by an increase at Gold Dust West-Elko. Gold Dust West-Elko, which opened on March 5, 2007, increased casino revenues by $1.5 million.  Casino revenues at our two Colorado properties have been negatively affected due to the smoking ban which became effective on January 1, 2008.  Overall, the City of Black Hawk casino win declined 11% during the first nine months of 2008 compared to the same period of 2007.  The decreased revenues at our casinos in Black Hawk and Reno are also attributable to general economic conditions, higher gas prices and decreased customer spend per visit.

Truck stop gaming revenues increased $1.1 million or 2% to $49.6 million from $48.5 million.  Of this increase, $1.5 million is due to video gaming activity at the Silver Dollar location that began in September 2007, offset by a net decrease totaling $0.4 million at all other truck stop locations combined, principally at Bayou Vista and Raceland due to new competition.

Pari-mutuel revenues decreased $1.5 million or 5% to $30.6 million from $32.1 million.  The decrease in revenues is primarily attributable to a $2.4 million decrease at the off track wagering facilities combined with a $0.1 million decrease at the racetrack, somewhat offset by a $1.0 million increase in account wagering revenues.

Food and beverage revenues increased $0.6 million or 3% to $23.7 million from $23.1 million.  This increase is attributable to increases of $0.7 million at The Lodge, $0.2 million at Gold Dust West-Elko and $0.2 million at the truck stop facilities, offset by decreases of $0.1 million at the Gilpin, $0.1 million at Gold Dust West-Reno, $0.2 million at Gold Dust West-Carson City and $0.1 million at Colonial.

Convenience store-fuel revenues increased $18.6 million or 31% to $79.3 million from $60.7 million.  The average selling price of fuel increased to $3.87 per gallon in 2008 from $2.64 per gallon in 2007.  These increases in fuel revenues were somewhat offset by a decrease in volume to 20.5 million gallons from 23.0 million gallons.

Other revenues increased $1.0 million or 6% to $17.0 million from $16.0 million and were primarily attributable to an increase of $0.9 million in convenience store and other revenues at the truck stops, $0.1 million at Colonial due to an increase in Virginia Derby sponsorship revenue combined with a one-time settlement with Youbet, and an increase of $0.1 million at The Lodge, somewhat offset by a decrease of $0.1 million at Gold Dust West-Carson City.

Promotional allowances increased $2.6 million or 11% to $25.7 million from $23.1 million.  The increase is attributable to an increase in promotional allowances of $1.5 million at The Lodge, $0.6 million at Gold Dust West-Reno, $0.4 million at Gold Dust West-Elko and $0.2 million at the truck stops, somewhat offset by a decrease of $0.1 million at the Gilpin.

Casino expenses decreased $3.4 million or 9% to $35.6 million from $39.0 million.  This decrease is primarily due to decreases of $1.7 million at The Lodge, $1.6 million at the Gilpin, $0.2 million at Gold Dust West-Reno and $0.2 million at Gold Dust West-Carson City, offset by an increase of $0.3 million at Gold Dust West-Elko.

Truck stop gaming expenses increased $1.3 million or 5% to $30.2 million from $28.9 million, and is primarily due to video gaming activity at the Silver Dollar location that began in September 2007.

Pari-mutuel costs and expenses decreased $0.9 million or 4% to $24.5 million from $25.4 million.  The decrease is primarily attributable to a $1.4 million decrease in pari-mutuel taxes, purses and other direct expenses associated with decreased pari-mutuel revenues at the racetrack and off track wagering facilities, partially offset by a $0.5 million increase in account wagering direct costs.

Food and beverage costs and expenses decreased $0.3 million or 3% to $11.8 million from $12.1million due to decreases of $0.3 million at The Lodge, $0.1 million at the Gilpin, $0.3 million at Gold Dust West-Carson City and $0.1 million at Colonial, offset by an increase of $0.5 million at the truck stops.

Convenience store-fuel expenses increased $17.5 million or 30% to $75.2 million from $57.7 million.  The average cost of fuel increased to $3.67 per gallon in 2008 from $2.51 per gallon in 2007.  These increases in fuel expenses were somewhat offset by a decrease in volume.

Other costs and expenses increased $1.0 million or 8% to $13.3 million from $12.2 million, and were primarily attributable to an increase in convenience store expenses at the truck stops.

Marketing, general and administrative expenses increased $1.0 million or 2% to $52.3 million from $51.3 million.  This increase is primarily the result of increases of $1.3 million at corporate, $1.0 million at The Lodge and $0.5 million at the Gilpin.  The increase at corporate was primarily due to political contributions made for a Colorado campaign, which is further discussed in Note 9 to the financial statements.  These increases were partially offset by a $0.4 million decrease at Colonial due to decreased lobbying costs associated with Instant Racing, and decreases of $0.9 million at Gold Dust West-Reno, $0.3 million at Gold Dust West-Carson City and $0.2 million at Gold Dust West-Elko.

During 2008, we recorded an impairment totaling $4.1 million on the fair value of our investment in equity securities of MTR Gaming Group, Inc.

A goodwill impairment totaling $0.2 million was recorded at Gold Dust West-Carson City during the nine months ended September 30, 2008, which is further discussed in Note 3 to the financial statements.

Depreciation and amortization expense increased $1.6 million or 13% to $14.8 million from $13.2 million.  Of this increase, $0.5 million is attributable to Gold Dust West-Elko and $0.2 million is attributable to the Silver Dollar truck stop location. Additionally, The Lodge increased by $0.4 million, the Gilpin increased by $0.1 million, Gold Dust West-Carson City increased by $0.2 million and all other locations combined increased by $0.2 million due to capital asset purchases.

Net interest expense decreased $0.5 million or 2% to $20.5 million from $21.0 million.  The decrease is attributable to lower effective interest rates on our variable rate bank debt, partially offset by an increase in debt outstanding during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

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

The following is a summary of the net revenues, costs and expenses and EBITDA, for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
NET REVENUES
Colorado:
The Lodge	$19,843	$20,798	$56,582	$58,736
Gilpin	5,031	6,108	15,809	17,874
Total Colorado	24,874	26,906	72,391	76,610
Nevada:
Gold Dust West-Reno	4,925	5,309	14,827	16,495
Gold Dust West-Carson City	3,184	3,810	10,252	10,706
Gold Dust West-Elko	2,435	2,462	7,471	6,085
Total Nevada	10,544	11,581	32,550	33,286
Louisiana	48,361	39,309	141,472	120,908
Virginia	11,846	12,909	34,700	36,180
Corporate and other	16		36
Total Net Revenues	95,641	90,705	281,149	266,984

COSTS AND EXPENSES (excluding depreciation and amortization, net interest expense and income taxes)
Colorado:
The Lodge	12,708	13,000	36,558	37,661
Gilpin	3,734	4,373	11,423	12,581
Total Colorado	16,442	17,373	47,981	50,242
Nevada:
Gold Dust West-Reno	3,331	3,486	9,973	11,104
Gold Dust West-Carson City	3,774	3,851	11,013	11,722
Gold Dust West-Elko	2,259	2,465	6,672	6,553
Total Nevada	9,364	9,802	27,658	29,379
Louisiana	43,742	35,526	126,352	105,934
Virginia	12,097	13,144	33,495	34,912
Corporate overhead and other	3,102	2,201	11,564	6,223
Total Costs and Expenses	84,747	78,046	247,050	226,690

EBITDA
Colorado:
The Lodge	7,135	7,798	20,024	21,075
Gilpin	1,297	1,735	4,386	5,293
Total Colorado	8,432	9,533	24,410	26,368
Nevada:
Gold Dust West-Reno	1,594	1,823	4,854	5,391
Gold Dust West-Carson City	(590)	(41)	(761)	(1,016)
Gold Dust West-Elko	176	(3)	799	(468)
Total Nevada	1,180	1,779	4,892	3,907
Louisiana	4,619	3,783	15,120	14,974
Virginia	(251)	(235)	1,205	1,268
Corporate overhead and other	(3,086)	(2,201)	(11,528)	(6,223)

Total EBITDA	$10,894	$12,659	$34,099	$40,294

See sections 3 and 4 above, “Comparison of our results of operations for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007” and “Comparison of our results of operations for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007,” which provide explanations regarding the fluctuations in our revenues and costs and expenses by property and segment.  Included in corporate overhead and other for 2008 is a $4.1 million impairment of the fair value of an investment in equity securities.

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure, to our net income (loss), a GAAP financial measure (dollars in thousands):

Three months ended September 30, 2008	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$7,135	$1,208	$1,722	$4,205
Gilpin	1,297	484	476	337
Total Colorado	8,432	1,692	2,198	4,542
Nevada:
Gold Dust West-Reno	1,594	405	654	535
Gold Dust West- Carson City	(590)	515	385	(1,490)
Gold Dust West-Elko	176	588	350	(762)
Total Nevada	1,180	1,508	1,389	(1,717)
Louisiana	4,619	1,068	1,220	2,331
Virginia	(251)	525	140	(916)
Corporate overhead and other	(3,086)	185	1,871	(5,142)
TOTAL	$10,894	$4,978	$6,818	$(902)

Three months ended September 30, 2007	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$7,798	$1,093	$1,723	$4,982
Gilpin	1,735	459	473	803
Total Colorado	9,533	1,552	2,196	5,785
Nevada:
Gold Dust West-Reno	1,823	401	653	769
Gold Dust West- Carson City	(41)	493	380	(914)
Gold Dust West-Elko	(3)	554	494	(1,051)
Total Nevada	1,779	1,448	1,527	(1,196)
Louisiana	3,783	886	1,332	1,565
Virginia	(235)	528	142	(905)
Corporate overhead and other	(2,201)	171	1,767	(4,139)
TOTAL	$12,659	$4,585	$6,964	$1,110

Nine months ended September 30, 2008	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$20,024	$3,598	$5,172	$11,254
Gilpin	4,386	1,509	1,427	1,450
Total Colorado	24,410	5,107	6,599	12,704
Nevada:
Gold Dust West-Reno	4,854	1,164	1,962	1,728
Gold Dust West- Carson City	(761)	1,536	1,150	(3,447)
Gold Dust West-Elko	799	1,760	1,081	(2,042)
Total Nevada	4,892	4,460	4,193	(3,761)
Louisiana	15,120	3,127	3,654	8,339
Virginia	1,205	1,574	395	(764)
Corporate overhead and other (1)	(11,528)	558	5,679	(17,765)
TOTAL	$34,099	$14,826	$20,520	$(1,247)

Nine months ended September 30, 2007	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$21,075	$3,184	$5,175	$12,716
Gilpin	5,293	1,366	1,418	2,509
Total Colorado	26,368	4,550	6,593	15,225
Nevada:
Gold Dust West-Reno	5,391	1,139	1,954	2,298
Gold Dust West- Carson City	(1,016)	1,390	1,141	(3,547)
Gold Dust West-Elko	(468)	1,245	1,305	(3,018)
Total Nevada	3,907	3,774	4,400	(4,267)
Louisiana	14,974	2,743	3,563	8,668
Virginia	1,268	1,582	412	(726)
Corporate overhead and other	(6,223)	518	6,017	(12,758)
TOTAL	$40,294	$13,167	$20,985	$6,142

 (1)          Included in corporate overhead and other for 2008 is a $4.1 million impairment of the fair value of an investment in equity securities.

6. Liquidity and capital resources

As of September 30, 2008, we had cash and cash equivalents of $35.4 million compared to $24.4 million in cash and cash equivalents as of December 31, 2007. The increase is the result of $24.0 million cash provided by operating activities, $13.9 million cash used in investing activities, and $0.9 million provided by financing activities, which is further discussed below. Our primary sources of liquidity are cash provided by operating activities and external borrowings.  Our primary uses of cash are for debt service, capital improvements, development and acquisitions.

The cash used in investing activities during the nine months ended September 30, 2008 was primarily the result of property and equipment and device rights additions totaling $11.2 million for ongoing capital investments at our existing properties and $3.0 million for Mississippi land purchase transactions, offset by $0.3 million of proceeds from the sale of equipment.

The cash provided by financing activities during the nine months ended September 30, 2008 was the result of net borrowings on the revolving senior credit facility totaling $3.5 million, somewhat offset by payments on long-term debt totaling $0.8 million and distributions to stockholders totaling $1.8 million, including $0.8 million for the purchase of Lot D.

As of September 30, 2008, we had $13.0 million available on our $40 million revolving senior credit facility for acquisitions, capital expenditure programs and working capital. The revolving senior credit facility carries an interest rate of 2.75% above LIBOR and expires in June 2011. As of September 30, 2008, our total debt approximates $302.0 million. Our future liquidity, which includes our ability to make semi-annual interest payments on June 15 and December 15 of each year, depends upon our future operational success.  At March 31, 2009, certain debt covenants under our senior secured credit facility become more restrictive.  If we are not able to meet these more restrictive covenants, we will seek waivers of the covenants or negotiate an amendment to our senior secured credit facility. We can provide no assurance that such waivers or an amendment can be obtained or that our creditors will not declare an event of default under our senior secured credit facility in the event the covenants are not met.

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

We believe that our cash flow from operations, cash and cash equivalents and our $40 million senior revolving credit facility discussed above will be adequate to meet our debt service obligations and operational expenditures, as well as our capital expenditure requirements for the next twelve months. Capital expenditures for 2008, excluding development projects, are projected to be approximately $13 million.  Additionally, during 2009, we anticipate spending approximately $13 million for capital expenditures and also $2.5 million to $3.0 million for expansion capital expenditures, including the potential acquisition of a second Nautica parcel referred to as “Sugar Warehouse.”  While we believe these sources will provide us sufficient liquidity over the next twelve months, we can give no assurance that these sources of cash will be sufficient to enable us to do so. Further, in addition to our normal capital expenditure requirements, we anticipate that we will pursue the acquisition of other properties and continue to engage in the pursuit of new development opportunities. It is possible that we may need to enter into new financing arrangements and raise additional capital in the future if we are unable to generate sufficient cash to sustain expansion.  However, due to existing uncertainties in the capital and credit markets, our access to funding may be limited or available only on terms unacceptable to us. Also, our ability to incur additional debt is further restricted by the terms and covenants of our senior secured and senior unsecured notes. We can give no assurance that we will be able to raise any capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, and therefore heighten the related risks we currently face.

We also face the risk that there could be further declines in the demand for our products and services, which would reduce our ability to generate funds from operations. Adverse national and local economic conditions could persist or worsen. While we believe our cash flows are geographically diverse, at present we do have a significant concentration of cash flows generated in the Black Hawk, Colorado and Louisiana markets.  Should the Black Hawk or Louisiana markets decline or become saturated or should competition erode our market share, we would suffer a decline in available funds generated from operations.  If this were to occur, there exists the possibility that our credit rating could be downgraded, which would further reduce our ability to access the capital markets and obtain additional or alternative financing.  See the section “Risk Factors” in Item 1A of our 10-K Report.

The following table provides disclosure concerning JEI’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of September 30, 2008.

(In Thousands)	Total	Next 12 Months	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$438,357	$26,926	$80,347	$100,609	$230,475
Capital lease obligations	9,292	619	1,858	948	5,867
Operating leases (2)	36,397	2,797	4,489	3,029	26,082
Other long-term obligations (3)	23,528	1,799	3,433	2,671	15,625
Total contractual cash obligations	$507,574	$32,141	$90,127	$107,257	$278,049

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

Goodwill and other intangible assets

We have $46.5 million in goodwill recorded on our consolidated balance sheet resulting from the acquisition of businesses. We do not have any other nonamortizing intangible assets on our consolidated balance sheet. We annually review our goodwill for impairment. The annual evaluation of goodwill requires the use of estimates about future operating results of each reporting unit to determine its estimated fair value. Changes in forecasted operations can materially affect these estimates. Once an impairment of goodwill has been recorded, it cannot be reversed.

Our reporting units with goodwill balances at September 30, 2008 are The Lodge ($4.2 million), Gilpin ($2.5 million), Gold Dust West-Reno ($8.8 million) and Louisiana ($31.0 million). There is no goodwill recorded in our Gold Dust West-Elko or Virginia reporting units. We performed our most recent annual impairment test for our reporting units as of September 30, 2008. Our annual impairment test included an analysis of the gaming industry overall as well as an analysis of the specific locations in which we operate. We determined the fair values for each of these reporting units using both the market approach (recent comparable transactions from which we derived an applicable valuation multiple) and the income approach (net present value of our anticipated future cash flows). These fair values were then compared to the carrying values for the respective reporting unit.  We determined that goodwill is impaired at our Gold Dust West-Carson City reporting unit, resulting in a goodwill impairment totaling $0.2 million, which is further discussed in Note 3 to the financial statements.  We determined that goodwill is not impaired at any of our other reporting units. Furthermore, if the fair value of these reporting units declined by 10%, no goodwill impairment would exist.

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

We have issued $210 million of 9¾% fixed rate senior unsecured notes due in 2014 and a $100 million variable rate senior secured credit facility consisting of: (i) a $40 million revolving credit facility due in 2011, (ii) a $40 million term loan facility due in 2012, and (iii) a $20 million delayed draw term loan due in 2012.  As of September 30, 2008, $27.0 million is outstanding on the senior secured revolving credit facility and $58.7 million is outstanding on our senior secured term loan debt, bearing interest at a blended variable rate approximating 5.98% at September 30, 2008.

If market interest rates increase, our cash requirements for interest on the senior secured credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior secured credit facility balance would also decrease. There would be an approximate change in our cash requirements of $0.5 million annually for interest should market rates increase or decrease by 10% compared to interest rate levels at September 30, 2008.

We currently do not use interest rate swaps or other similar investments to alter interest rate exposure.

The recent severe economic downturn and adverse conditions in the local, regional, national and global markets has negatively affected our operations, and may continue to negatively affect our operations in the future. During periods of economic contraction such as the current period, our revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities may decline during economic downturns, during which consumers generally earn less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Furthermore, other uncertainties, including national and global economic conditions, terrorist attacks or other global events, could adversely affect consumer spending, increase gasoline prices and adversely affect our operations.

We use significant amounts of electricity, natural gas and other forms of energy. While we have generally not experienced any major shortages of energy, any substantial increases in the cost of electricity and natural gas in the United States could negatively impact our operating results. The extent of any impact is subject to the magnitude and duration of the energy price increases and could be material.

Also, if gas prices rise, this may result in a reduction of automobile travel and a decrease in the number of patrons at our properties. As a result, our business, assets, financial condition and results of operations could be adversely affected by a weakening of national economic conditions, high gasoline prices and/or adverse winter weather conditions.

We are a highly levered company. While we intend to finance expansion and capital expenditures with existing cash, cash flow from operations and borrowing under our existing senior secured credit facilities, we may require additional financing to support our continued growth. However, due to the existing uncertainty in the capital and credit markets, our access to capital may not be available on terms acceptable to us or at all. Further, if adverse regional and national economic conditions persist or worsen, we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness.

Item 4.     Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Item 1A.   Risk Factors

There has been no material change in the risk factors disclosed in our Form 10-K report for the year ended December 31, 2007, filed March 26, 2008.

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

Jacobs Entertainment, Inc.

Registrant

Date: November 12, 2008	By:	/s/ Jeffrey P. Jacobs
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