Form 10-K
period 2008-12-31
JACOBS ENTERTAINMENT INC
filed 2009-03-18
CIK 1173284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (“Act”)

For the fiscal year ended December 31, 2008

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

Yes   ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ☐  No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  No market exists for the common stock of the registrant; as of March 18, 2009 all of its outstanding shares of common stock are held by one person and three trusts.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 18, 2009
Class A Common Stock, $0.01 par value	1,320 shares
Class B Common Stock, $0.01 par value	180 shares

DOCUMENTS INCORPORATED BY REFERENCE:  None

See the exhibit index which appears on page E-1.

JACOBS ENTERTAINMENT, INC.

2008 ANNUAL REPORT ON FORM 10-K

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

•                                          expectations of the availability of capital resources.

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

•                                          Our indebtedness imposes restrictive covenants on us and our ability to refinance our debt in the foreseeable future is problematic given the recent and continuing turmoil in the credit markets.

•                                          We may not be able to successfully integrate the operations of recent and future acquisitions into our business.

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

•                                          Our operations could continue to be adversely affected due to the adoption of anti-smoking regulations in Colorado and their possible adoption in Nevada.

•                                          We depend upon our key employees and certain members of our management.

•                                          The single member of our board of directors and his family trusts indirectly own or control the issued and outstanding shares of Jacobs Entertainment, Inc. and could have interests that conflict with yours.

•                                          We rely on the maintenance of agreements with horsemen at our horse racing facility.

•                                          Our business relies heavily on certain markets and an economic downturn in these markets as has been experienced in 2008 could have a material adverse effect on our future results of operations.

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

EBITDA consists of net income (loss) plus depreciation and amortization, interest, net of capitalized interest, and income taxes. EBITDA is presented because it is used by our management as a supplemental performance measure to analyze the performance of our business and because it is frequently used by securities analysts, investors and others in their evaluation of companies in our industry, substantially all of which present EBITDA when reporting their results.

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

PART I

Item 1.               Business.

Introduction

Jacobs Entertainment, Inc. (“Jacobs Entertainment,” “JEI,” the “Company,” “us,” “our” or “we”) was formed as a Delaware corporation on April 17, 2001. We are a developer, owner and operator of gaming and pari-mutuel wagering facilities throughout the United States, with properties located in Colorado, Louisiana, Nevada and Virginia. We own and operate five land-based casinos, 18 video gaming truck plazas (five of which are leased) and a horse racing track with eight satellite wagering facilities (four of which are leased). In addition, we are party to an agreement that entitles us to a portion of the gaming revenue from an additional truck plaza video gaming facility.

All of our gaming facilities target local customers and emphasize revenues from slot machine play or video gaming, or both. For the year ended December 31, 2008, our net revenues and EBITDA were approximately $362.5 million and $43.0 million, respectively. See Note 15 to our consolidated financial statements for information concerning the operational performance of the segments of our business.

The following table sets forth certain information and property level EBITDA (excluding corporate overhead) of our properties:

			As of December 31, 2008				Year Ended December 31, 2008
			Approximate
			Gaming
			Square	Gaming	Table	Hotel	Property Level
Property	Location	Facility Type	Footage	Machines	Games	Rooms	EBITDA (1)
							(in thousands)
The Lodge Casino	Black Hawk, Colorado	Land-based casino	25,000	944	32	50	$25,759
Gilpin Casino	Black Hawk, Colorado	Land-based casino	16,000	429	18	0	5,407
Gold Dust West-Reno	Reno, Nevada	Land-based casino	17,500	470	0	27	6,239
Gold Dust West -Carson City	Carson City, Nevada	Land-based casino	12,000	392	6	146	(1,279)
Gold Dust West-Elko(2)	Elko, Nevada	Land-based casino	13,000	329	7	0	1,288
Louisiana Truck Plazas	Louisiana (19 various locations)	Video gaming	12,000	929	0	0	21,688
Colonial Downs Racetrack and satellite wagering facilities	Virginia (8 various locations)	Horse racing and pari-mutuel wagering	N/A	N/A	N/A		599

Total			95,500	3,493	63	223	$59,701

(1)	Property Level EBITDA excludes corporate overhead expense of $16.7 million.

(2)	Opened March 5, 2007.

The following is a reconciliation of our property level EBITDA to our net loss (in thousands):

Year Ended December 31, 2008
Total Property Level EBITDA	$59,701
Corporate overhead	(16,677)

Total EBITDA	43,024

Depreciation and amortization	(19,935)
Interest expense, net	(27,227)

Net Loss	$(4,138)

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

Black Hawk, Colorado was one of the fastest growing gaming markets in the country, having experienced a 26.3% compound annual growth in gaming revenue from 1998 through 2000. Revenues in 2001 through 2003 stabilized at approximately $500 million annually and rose to $524 million in 2004, $535 million in 2005, $554 million in 2006, and $581 million in 2007.  However, in 2008, revenues fell to $509 million due to a statewide smoking ban and a nationwide economic recession, combined with a pronounced slowdown in the gaming industry.

In 2006, we acquired an operating casino in Carson City, Nevada, and we entered into a land and building lease to develop a casino in Elko, Nevada that opened on March 5, 2007. We continue to consider several other potential small casino opportunities in Nevada.

In the last three years, we acquired and/or developed seven additional Louisiana truck plaza video gaming facilities and we believe that there are other Louisiana truck plaza video gaming properties that may be available for acquisition.

We may acquire or develop additional gaming properties in different jurisdictions catering to local gaming patrons in the future, further expanding our geographic diversity.

In November 2003 and 2004, referendums were passed in four localities in Virginia that allowed us to expand our off-track wagering facilities from four to nine such facilities and we now operate eight. Our strategy for our horse racing operations is to be a competitive participant in the industry by capitalizing on our unique dirt and turf track facilities for live racing, hosting marquee racing events, and expanding our off-track wagering facility network under appropriate circumstances. On January 11, 2008, we announced that we intend to sell our racetrack and offsite wagering facilities in Virginia.  At this point a sale is not probable and we are not actively seeking a buyer.

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

Expand Louisiana Truck Plaza Business. Our strategy of expanding our presence in the Louisiana truck plaza market is driven by: (i) the consistent revenue each facility generates, (ii) the high return on investment associated with operating the truck plazas, and (iii) the relatively low capital expenditures necessary to maintain the facilities.

Enter Additional Locals-Oriented Markets. Our management team has a proven track record of successfully operating casinos that cater to local residents or day trip patrons who reside in close proximity to the properties. In an effort to leverage this operating experience and enter two additional locals-oriented markets, we acquired Piñon Plaza (subsequently renamed “Gold Dust West-Carson City”), located in Carson City, Nevada, in June 2006. This facility has 392 slot machines and six table games on its 12,000 square foot gaming floor. We opened a new casino in Elko, Nevada (“Gold Dust West-Elko”) on March 5, 2007 that features a 13,000 square-foot casino floor with 329 ticket in-ticket out (TITO) slot machines and seven table games.

Broad Geographic and Asset Diversification. We believe that because of our geographic and asset diversification, we are less dependent on results at a specific property or in a specific market to generate our cash flow. This geographic diversity helps mitigate our susceptibility to regional economic downturns or weather conditions.

Strong Emphasis on Slot and Video Gaming Revenues. All of our gaming facilities emphasize slot machine or video gaming play, or both. We believe slot machine play to be the fastest growing, most consistently profitable and lowest risk segment of the gaming entertainment business. We offer a wide variety of games to attract customers and encourage them to play for longer periods of time, thereby promoting the stability of our gaming revenue. We intend to maximize slot and video gaming revenue by continuing to invest in state-of-the art equipment and systems and replacing older models with the most current product offerings in appropriate markets. In addition, we believe that our plans to introduce table games in our Colorado casinos will enable us to maintain our competitive edge in that market.

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

In the Black Hawk, Colorado market, barriers to entry include: (i) the scarcity of land available for development within the approved gaming district, which is defined in the state constitution, the Gaming Commission’s regulations and the City of Black Hawk’s ordinances, and (ii) the high cost of acquiring land and constructing new gaming facilities.

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

In Virginia, in all but the county in which we operate and one additional county, any potential operator of any competing horse racing track would need to secure passage of a referendum in the locale in which the track is to be operated. In addition, an unlimited racetrack owner’s and operator’s license is required in order to have off-track wagering facilities. Off-track wagering facilities can be opened only in the current jurisdictions in which we operate plus one other county without passage of additional referendums. The number of off-track wagering facilities is limited by statute to a statewide total of 10 and we currently operate eight, leaving only two potentially available. The high cost of building a new racetrack in Virginia presents an additional barrier in that state.

Strong, Experienced Management Team. Our senior management team is an experienced group of industry veterans. Jeffrey P. Jacobs, our Chairman and Chief Executive Officer, has been Black Hawk Gaming’s Chief Executive Officer since November 1996 and the Chief Executive Officer of Colonial Holdings, Inc. (“Colonial”), our wholly owned subsidiary, since March 1997. Stephen R. Roark, our President, has been Black Hawk Gaming’s President since September 1995 and was its Chief Financial Officer from 1993 to 2006. Ian M. Stewart, our President of Pari-Mutuel Wagering Operations, has been President of Colonial since November 1998 and its Chief Financial Officer since June 1997. Michael T. Shubic, our Chief Operating Officer, has over 35 years of experience in the gaming industry. Brett A. Kramer, our Chief Financial Officer, has over 14 years experience with us in various financial capacities. Stanley Politano, our Executive Vice President, has 15 years of experience in the gaming industry. The five general managers of our casinos have numerous years of casino management experience and report to Mr. Shubic. The Vice President of Louisiana Operations oversees our truck plaza video gaming operations, has over 14 years of experience in the truck plaza video gaming business and also reports directly to Mr. Shubic. We believe the expertise and experience of our management team enables us to enhance the operation of our existing properties and any properties we may acquire in the future.

Our Properties and Operations

The Lodge Casino—Black Hawk, Colorado. The Lodge Casino in Black Hawk, Colorado, which commenced operations in June 1998, is one of 18 casinos located in the gaming district of Black Hawk. The Lodge services the greater Denver metropolitan area, which is located 40 miles east of Black Hawk and has a population of approximately 2.4 million, as well as customers from nearby communities such as Boulder and Fort Collins, Colorado and Cheyenne, Wyoming. We believe that most of The Lodge’s customers are primarily day trip patrons who reside in the greater Denver metropolitan area. As of December 31, 2008, the Black Hawk market had approximately 9,750 gaming devices (slot machines, blackjack and poker tables) generating approximately $509 million in revenues for the year then ended. The Lodge is one of the largest gaming facilities in the market.

The Lodge is located on a 2.5 acre site that abuts State Highway 119, with approximately 25,000 square feet of gaming space on three floors containing 944 slot machines and 32 table games, 50 hotel rooms, three restaurants, four bars and on-site parking for 600 vehicles. Our property includes The White Buffalo Grille, an upscale dining facility, a buffet and a snack bar. Black Hawk has no significant lodging facilities other than our facility and the Isle of Capri, which has a 402-room hotel at its Black Hawk casino. Another competitor is nearing completion of a 536-room hotel directly across from The Lodge Casino, which is expected to be completed in the fourth quarter of 2009 or early 2010.

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

During 2008, we provided financial support for a proposed constitutional amendment (“Colorado Amendment 50”) that would increase the types of games, wagering limits and hours of operation at Colorado casinos.  Colorado residents approved the proposed constitutional amendment on November 4, 2008.  The amendment was subsequently voted upon and approved by the residents of each of the three gaming towns in Colorado (Black Hawk, Central City and Cripple Creek).  The new gaming regulation, which will be effective on July 2, 2009 at Colorado casinos, allows for the introduction of craps and roulette, increases the maximum wager limit to one hundred dollars, allows 24-hour gaming operations, and sets a maximum gaming tax rate of 20%.  The Colorado Division of Gaming has commenced revisions of the Internal Control Minimum Procedures which will govern the procedures encompassing the new games, limits and hours.  For the year ended December 31, 2008, we funded a total of $1.4 million in support of this amendment.  For further discussion, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Gilpin Casino—Black Hawk, Colorado. The Gilpin Casino, which commenced operations in October 1992, is located on a one-acre site in the central Black Hawk gaming district. We expanded our facility through the acquisition of an adjacent casino in early 1994 and we further expanded the casino in 2005. We were one of the first casinos opened in Colorado following the legalization of casino gaming in 1991. We offer 429 slot machines and an 18 table poker room where we provide both tournament and cash poker play. The Gilpin has a restaurant and two bars and a slot club and utilizes busing and other promotional programs, similar to those of The Lodge. We have available to our customers 200 surface parking spots in the heart of historic Black Hawk.

Gold Dust West-Reno—Reno, Nevada. Gold Dust West-Reno, which we acquired in 2001, is located on 4.6 acres in Reno’s central downtown gaming district and has been operating since 1978. Gold Dust West-Reno caters to residents of Reno and surrounding areas and has approximately 17,500 square feet of gaming space, which offers 470 slot machines. Gold Dust West-Reno also features the Wildwood Restaurant, a 6,600 square foot dining facility, and has parking for 300 vehicles. The property currently offers 27 motel rooms.

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

Gold Dust West-Carson City, which commenced operations in 1995, is a 140,000 square foot facility located on approximately 18 acres covered by the land lease described above. Gold Dust West-Carson City offers 392 slot machines and six table games, four restaurants and two bars. It has a slot club and offers various promotional packages, many associated with its 32 bowling lanes. Gold Dust West-Carson City has 146 hotel rooms. It also owns and operates a 48 space RV park as part of the resort. There are approximately 850 parking spaces for Gold Dust West-Carson City’s casino patrons and hotel guests.

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

We renovated and upgraded the building and installed 329 slot machines, seven table games and appropriate food and beverage offerings. Pre-opening and gaming device costs totaled approximately $21 million. We commenced renovation during the third quarter of 2006 and opened the casino on March 5, 2007.

Louisiana Gaming Properties. Our truck plaza properties consist of 18 truck plaza video gaming facilities located in Louisiana (of which five are leased). We are also party to an agreement that entitles us to a portion of the gaming revenues from a 19th truck plaza (Cash’s Truck Plaza and Casino in Lobdell). Each truck plaza features a 24 hour per day convenience store, fueling operations, a restaurant operating not fewer than 12 hours per day, and up to 50 video gaming devices in the casino depending on the level of fuel sales and available space.  At December 31, 2008, our truck plaza video gaming facilities had a combined total of 929 video gaming devices.

The Louisiana truck plazas’ revenues are comprised of: (i) revenue from video poker gaming machines; (ii) sales of gasoline and diesel fuel; (iii) sales of groceries, trucker supplies and various items through their convenience stores; (iv) sales of food and beverages in their restaurants and bars; and (v) miscellaneous commissions on ATMs, pay phones and lottery sales.

The Louisiana video gaming industry consists of video gaming in 31 of Louisiana’s 64 parishes. The industry is highly regulated and video gaming machines can only be placed in qualifying bars, restaurants, hotels, satellite wagering facilities and truck plazas. In order to qualify for video gaming, a truck plaza must offer diesel fuel, gasoline, a convenience store, a restaurant and a place for truck drivers to shower and sleep. Our video gaming machines are located in a separate gaming room that is designed to provide a pleasant casino-like atmosphere. As of December 31, 2008, Louisiana had 181 licensed video gaming truck plazas.

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

The dirt track at Colonial Downs is one and one-quarter miles in length and is one of the largest tracks in the United States. Based on our knowledge of the industry, we believe the 180-foot wide turf track is the widest turf track in the country, thereby establishing the track as one of the major turf racing facilities in the Mid-Atlantic region.  In addition to our racetrack, we presently operate eight satellite wagering facilities in Virginia as described below.  We previously operated nine such facilities until we closed our Chesapeake Military Highway facility in November 2008 in order to consolidate operations with our Chesapeake Indian River Road facility.

In 2005, Colonial Downs created a new stakes race, the Colonial Turf Cup, which together with the Virginia Derby forms the first two legs of the Grand Slam of Grass™. The Grand Slam of Grass™ consists of four races including the two races at Colonial Downs, the Secretariat to be held at Arlington Park, and the John Deere Breeders’ Cup Turf at Monmouth Park. Since the inception of The Grand Slam of Grass™, we have guaranteed a minimum of $5 million to any horse that sweeps the four race series. Of the $5 million guarantee, approximately $2.6 million would be paid as a result of the cumulative purse winnings from the four races. The remaining approximate $2.4 million would be paid by us as a bonus award. Annually, we purchase an insurance policy to cover a portion of the $2.4 million of this bonus payment if that payment were to be required.  Since the inception of The Grand Slam of Grass™, no single horse has won all four legs of the series.

Satellite Wagering Facilities, Virginia. In addition to our racetrack facility, we operate eight satellite wagering facilities in Virginia (four are leased). These facilities provide simulcast pari-mutuel wagering on thoroughbred and harness racing from our racetrack and selected other racetracks throughout the United States. Our satellite wagering facilities are located in Alberta, Chesapeake, Hampton, Martinsville, Weber City, Vinton, and two in Richmond. These facilities employ state-of-the-art audio/video technology for receiving quality import simulcast thoroughbred and harness racing from nationally known racetracks.

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

In 2003, the legislature of the Commonwealth of Virginia passed a statute authorizing the Virginia Racing Commission to grant licenses and thereafter regulate account wagering in Virginia. On April 28, 2004, the Virginia Racing Commission granted Colonial a license to accept wagers over the telephone or through the internet via its advanced deposit wagering system. The advanced deposit wagering system became fully operational late in the third quarter of 2004. In addition, Colonial has entered into agreements with other licensed account wagering providers in Virginia. Pursuant to these agreements, Colonial receives a share of source market fees for wagers placed by Virginians through these account wagering service providers. In February 2009, the Virginia General Assembly amended the statutory provisions relating to account wagering to set the source market fee for wagers originating from Virginia at 10% of such wagers. Colonial shares the source market fee equally with the recognized majority horsemen’s groups. Virginia’s Governor has signed the legislation and it is scheduled to become effective July 1, 2009.

In 2004, the legislature of the Commonwealth of Virginia passed a statute, signed by the governor of Virginia, authorizing up to ten satellite wagering facilities in localities that approved such facilities by referenda. On November 2, 2004, referenda were passed authorizing the locating of a satellite wagering facility in the following counties in Virginia: Henry County, Scott County and Westmoreland County. Thereafter, the Virginia Racing Commission granted Colonial licenses to own and operate a satellite wagering facility in Henry County and Scott County, Virginia. The Virginia Racing Commission can grant licenses for two more satellite wagering facilities under existing legislation.

The Nautica Properties. We have acquired from affiliated parties several options to lease and options to purchase six parcels of land and certain improvements on the west bank of the Cuyahoga River in Cleveland, Ohio. We refer to these properties, covering an aggregate of approximately 624,000 square feet of land (14.4 acres) and a building comprised of 47,380 square feet of net rentable space, as the Nautica Properties. The Nautica Properties currently require aggregate option payments totaling $200,000 per year.

During March 2008, we exercised our option to acquire one of these parcels referred to as “Lot D.”  On April 1, 2008, we purchased this parcel for $800,000.  The company that owned this parcel of land and parking lot business was wholly owned by our Chairman and Chief Executive Officer.  In January 2009, we acquired another of these parcels referred to as “Sugar Warehouse” for $2,575,000.  See Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

The option agreements give us the right until July 2010 to purchase one of the remaining parcels and the right to purchase or enter into long-term leases on the remaining three parcels.  Our Chairman and Chief Executive Officer owns varying interests in three of the four remaining parcels.

Although we may elect not to exercise all the options unless casino gaming opportunities arise, we nonetheless have the right to acquire all or part of the Nautica Properties for other purposes.  If casino gaming is not legalized but we decide to exercise our options, the aggregate purchase price would be approximately $3.0 million for one of the parcels and the aggregate annual lease payments on the remaining three parcels would be approximately $355,000. If all four remaining parcels are purchased and none leased, the total purchase price would be approximately $6.5 million, less any aggregate option payments previously made. The purchase price and rent payments would be increased based on independent appraisals of the land and improvement values if, in the future, casino gaming were to become legalized in Ohio and a casino is licensed at Nautica.

Seasonality and Weather Conditions

Seasonality and weather conditions can affect our results of operations. Winter travel conditions can adversely affect patronage and revenues at our Colorado and Nevada casinos. Although casino business is not seasonal, levels of gaming activity increase significantly during weekends and holidays, especially holiday weekends. Hurricanes Katrina and Rita temporarily affected our truck plaza video gaming operations in late 2005, while Hurricanes Gustav and Ike temporarily affected our truck plaza video gaming operations in late 2008. Similar hurricanes could have a material adverse effect on our Louisiana operations in future years. Our pari-mutuel wagering revenues are higher during scheduled live racing than at other times of the year. Adverse weather conditions can cause cancellation of or curtail attendance at outdoor races, thereby reducing wagering and our revenues. Attendance and wagering at both outdoor races and satellite wagering facilities can be harmed by holidays and other competing seasonal activities.

Competition

General. We face intense competition in each of the markets in which we operate. Our existing gaming facilities compete directly with other gaming properties and activities in and near Colorado, Nevada, Louisiana and Virginia. We expect this competition to increase as new gaming operators enter our markets, existing competitors expand their operations, gaming activities expand in existing jurisdictions and gaming is legalized in new jurisdictions. Several of our competitors have significantly better name recognition and more marketing and financial resources than we do. We cannot predict with any certainty the effects of existing and future competition on our operating results.

We compete with other forms of gaming and entertainment such as online computer gaming, bingo, pull-tab games, card parlors, sports books, pari-mutuel or telephonic betting on horse racing and dog racing, state-sponsored lotteries, video lottery terminals, and video poker terminals. We may compete with gaming from other venues including internet gaming, although its legality is presently unclear.

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

Our Colorado casinos are on opposite sides of Main Street in Black Hawk. Because of their proximity, our Black Hawk casinos compete for some of the same customers. Further, there were 16 other casinos operating in Black Hawk on December 31, 2008. There were approximately 9,750 gaming devices (slot machines, blackjack and poker tables) in Black Hawk as of December 31, 2008.

Central City is located adjacent to Black Hawk and provides the most direct competition to the gaming establishments in Black Hawk. There were six casinos operating in Central City with approximately 2,100 gaming devices as of December 31, 2008. Black Hawk has historically enjoyed a competitive advantage over Central City in large part because access by State Highway 119 (formerly the only major access to Black Hawk from the Denver metropolitan area and Interstate 70) requires customers to drive by and, in part, through Black Hawk to reach

Central City. In late 2004, Central City constructed a road from I-70 directly into Central City, commonly referred to as the Central City Parkway. It is now possible for certain traffic that passed through Black Hawk to proceed directly to Central City from Interstate 70. Nonetheless, motorists driving from the Denver metropolitan area still have the option of choosing to go either to Black Hawk or Central City without having to drive through the other town.

Large, well-financed companies have entered the Black Hawk and other Colorado markets and others may enter through the purchase or expansion of existing facilities, which could have a material adverse effect on our results of operations and financial position. For example, the Mountain High Casino (formerly the Black Hawk Casino by Hyatt) opened in December 2001. The Mountain High Casino is directly across the street from The Lodge Casino. On January 1, 2005, Ameristar Casinos, Inc. purchased this facility and has since commenced construction of a 536 hotel room tower (expected to be completed in the fourth quarter of 2009 or early 2010), a convention center, and other amenities. Under Ameristar’s ownership, this facility has been expanded to approximately 1,600 slot machines and 26 table games, and a parking garage accommodating 1,550 vehicles. No other casinos are currently under construction in Black Hawk. In 2003, the Isle of Capri Casinos, Inc. purchased Colorado Central Station, directly across the street from its existing facility and subsequently completed a major renovation and expansion project physically linking the two properties. The combined casinos are the largest in Black Hawk with approximately 2,000 slot machines, 34 table games, 402 hotel rooms and 2,300 parking spaces. The Isle of Capri is noted for its aggressive marketing programs. The Mardi Gras casino, next to our Lodge casino, was purchased in 2005 and the owners have developed and implemented new marketing programs.

Our Gold Dust West Casino-Reno encounters strong competition from large hotel and casino facilities and smaller casinos similar in size to our Gold Dust West-Reno in the Reno area, which includes Sparks, Nevada. There is also competition from gaming establishments in other towns and cities in Nevada and from Native American gaming facilities located near Sacramento, California. Our Gold Dust West-Carson City and Gold Dust West-Elko, Nevada casinos face competition from several casinos in those cities and many other venues in Nevada.

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

Our video gaming operations also face competition from other truck plaza video gaming facilities located in surrounding areas, as well as competition from Louisiana horse racing facilities, some of which have been authorized to operate video gaming machines, and restaurants and bars with video gaming machines. As of December 31, 2008, there were 181 truck plazas in Louisiana licensed to operate video gaming devices.

Horse Racing and Pari-Mutuel Wagering Operations. We compete with racetracks located outside Virginia (including several in Delaware, Maryland, New Jersey, New York, Pennsylvania, and West Virginia, some of which augment their purses with slot machine revenues) and other forms of gaming, such as land-based casinos, including those in Atlantic City, and statewide lotteries in Virginia and neighboring states. The possible legalization of other forms of gaming in Virginia, such as Native American or riverboat casinos, could have an adverse effect on our performance. Although bills for the creation of riverboat casinos have failed in the Virginia legislature, proponents of riverboat gaming in Virginia may continue to seek legislative approval. Additionally, certain Native American tribes are considering seeking federal recognition which, if successful, could result in additional gaming venues. Similarly, the expansion of other forms of gaming in neighboring states, such as table games in West Virginia and slot machines in Maryland, could have an adverse effect on our performance.

We have competed and will compete for wagering dollars and simulcast fees with live racing and races simulcast from racetracks in other states, particularly racetracks in neighboring states such as Charles Town in West Virginia, Pimlico Race Course and Laurel Park in Maryland, and Delaware Park in Delaware. We believe that our existing agreements will continue to promote coordination of thoroughbred events between Maryland and Virginia. However, if the Virginia or Maryland Racing Commissions do not approve either party’s proposed racing days, or if the Virginia-Maryland thoroughbred racing circuit is otherwise unsuccessful, our track may have to compete directly with Pimlico Race Course and Laurel Park in Maryland.

We also compete for wagering dollars with account wagering companies operating both legally and illegally in Virginia. These companies take wagers from Virginians both over the phone and the internet. We believe our agreements with four licensed account wagering companies and legislative changes scheduled to go into effect July 1, 2009 provide us with fair compensation for their activities. During 2008, we settled our lawsuit against Youbet.com, Inc. which resulted in an agreement with our fourth licensed account wagering company. Unlicensed account wagering companies have lower costs than Colonial and thus are able to attract customers in Virginia with large wagering rebates.

Employees and Labor Relations

As of December 31, 2008, we had approximately 1,200 full-time and part-time employees at our facilities in Black Hawk, Colorado, and Reno, Carson City, and Elko, Nevada, 400 employees at our facilities in Virginia and 500 employees at our facilities in Louisiana. Employees include cashiers, dealers, food and beverage service personnel, facilities maintenance, security, valet, accounting, marketing, and personnel services. We consider relations with our employees to be good.

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

The Colorado casinos were granted retail/operator licenses concurrently with their openings. The licenses are subject to continued satisfaction of suitability requirements and must be renewed annually. The current licenses for both Colorado casinos were renewed on April 17, 2008. There can be no assurance that the Colorado casinos can successfully renew their licenses in a timely manner from year to year.  Beginning in 2009, Colorado licenses must be renewed biyearly.

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

As of December 31, 2008, Colorado casinos may operate only between 8:00 a.m. and 2:00 a.m., and may permit only individuals 21 years or older to gamble or consume alcohol in the casino. Slot machines, black jack, poker and other approved variations of those games and video poker are the only permitted games, with a maximum single wager of $5.00. Colorado casinos may not extend credit to gaming patrons. The Colorado Constitution and Regulations restrict the percentage of space a casino may use for gaming to 50% of any floor and 35% of the overall square footage of the building in which the casino is located. Effective July 1 of each year, Colorado establishes the gross gaming revenue tax rate for the ensuing 12 months. Under the Colorado Constitution, the rate can be increased to as much as 40% of adjusted gross proceeds. Colorado has both raised and lowered gaming tax rates since they were initially set in 1991. Currently, the maximum gaming tax rate is 20%.

On November 4, 2008, Colorado Amendment 50 was approved by Colorado voters and was subsequently voted upon and approved by each of the three gaming towns in Colorado (Black Hawk, Central City and Cripple Creek).  The new gaming regulation, which will be effective on July 2, 2009 at Colorado casinos, allows for the introduction of craps and roulette, increases the maximum single wager limit to $100, allows 24-hour gaming operations, and sets a maximum tax rate of 20%.  For further discussion, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The Nevada Gaming Subsidiaries have been licensed by the Nevada Gaming Authorities as corporate licensees. Gaming licenses require the periodic payment of fees and taxes and are not transferable. Jacobs Entertainment’s parent company, Jacobs Investments, Inc. (“Jacobs Investments” or “JII”), has been registered by the Nevada Commission as a holding company and has been found suitable to own Jacobs Entertainment’s stock. Black Hawk Gaming has been registered by the Nevada Commission as an intermediary company and has been found suitable to own the stock of Gold Dust West. Jacobs Entertainment has been registered by the Nevada Commission as a publicly traded corporation (a “Registered Corporation”) and has been found suitable as the sole shareholder of Black Hawk Gaming, Piñon Plaza and Elko.  Registered Corporations, registered intermediary companies, and corporate licensees are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. Substantially all material loans, leases, sales of securities and similar financing transactions by Jacobs Investments, Jacobs Entertainment, Black Hawk Gaming, and the Nevada Gaming Subsidiaries must be reported to or approved by the Nevada Commission. No person may become a stockholder of, or holder of an interest in, or receive any percentage of profits from a corporate licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The controlling shareholders, directors and certain officers of Jacobs Investments, Jacobs Entertainment, Black Hawk Gaming, and the Nevada Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses that are required in order to engage in gaming activities in Reno, Carson City and Elko, Nevada.

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

The suitability standards must be met by every person who has or controls directly or indirectly more than a 5% ownership, income, or profit interest in an entity that has or applies for a license in accordance with the act, or who receives more than a 5% revenue interest in the form of a commission, finder’s fee, loan repayment, or any other business expense related to the gaming operation, or who has the ability, in the opinion of the Division, to exercise a significant influence over the activities of a licensee authorized or to be authorized by the act. For the purposes of the act, all gaming-related associations, outstanding loans, promissory notes, leases, or other financial indebtedness of an applicant or licensee must be revealed to the Division for the purposes of determining significant influence and suitability. While significant influence is determined on a case-by-case basis, it has generally been interpreted to include any person who is an officer or director of any juridical entity that is an applicant for a video draw poker license as well as the spouse of any person having more than a 5% ownership, income, or profit interest in an applicant as well as the spouse of any officer or director of any juridical entity applicant. As of the middle of 2007, the Louisiana State Police made a policy decision that generally removed spouses from the list of parties required to file suitability documentation related to video draw poker establishment licenses. However, the companion legislation was not approved nor sent to the governor for signature during the corresponding legislative session.

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

Operating video draw poker devices at truck plazas in Louisiana requires both an establishment license and a device owner license. The establishment license permits the placement by a licensed device owner of video draw poker devices on the licensed premises. A device owner license permits the licensed entity to place and operate video draw poker devices at licensed establishments. In many cases, an establishment licensed for the placement of video draw poker devices will contract with a licensed device owner for video draw poker device placement services for a percentage of the video draw poker revenues. A licensed establishment may also, however, be a licensed device owner. A licensed device owner entity must be majority-owned by a person or persons who have resided within the State of Louisiana for a period of two years.

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

The number of video draw poker devices permissible in a qualified truck stop facility is based on average monthly fuel sales, as follows: (i) 100,000 gallons of fuel, of which at least 40,000 gallons are diesel—not more than 50 devices; (ii) 75,000 gallons of fuel, of which at least 30,000 gallons are diesel—not more than 40 devices; and (iii) 50,000 gallons of fuel, of which at least 10,000 are diesel—not more than 35 devices. Compliance with the foregoing thresholds is measured quarterly for the first year of operation and, thereafter, is measured annually. Once licensed, if a truck stop facility sells less than an average of 50,000 gallons per month but more than 25,000 gallons per month in any calendar year, the truck stop facility will not be permitted to operate any video draw poker devices in the following calendar year. A qualified truck stop facility that sells less than an average of 25,000 gallons per month in any calendar year will be subject to revocation of its video draw poker license. Bulk sales or transfers may not be used to calculate monthly averages. Fuel facilities may, however, offer fuel for sale at a lower price (a) when motor fuel is sold upon the final liquidation of a business; (b) when motor fuel is advertised, offered for sale, or sold by any fiduciary or other officer under the order or direction of any court; (c) when motor fuel is sold for promotional purposes limited to a grand opening, an annual anniversary, or an annual customer appreciation day sale, each of which does not exceed three consecutive days; and (d) when motor fuel is sold in a good faith effort to meet the legal price of a competitor. Louisiana law creates a presumption that a fuel facility will not violate the price requirement when it sells fuel below the required price to meet the price of a competitor if it makes a bona fide effort to determine the legality of the price of such competitor and determines in good faith that the competitor’s price is a legal price.

In addition, under the act, a qualified truck stop facility is required to have at least five developed contiguous acres and sell fuel, lubricating oil, and other vehicular merchandise, such as batteries, tires, or vehicle parts for eighteen-wheel tractor-trailers, and also meet all of the following criteria: (i) it must be located adjacent to a major state or interstate highway, as defined by the Board (within 2,000 feet of a major state highway or U.S. interstate highway); (ii) it must have an on-site restaurant with all of the following features: (a) provides seating for at least 50 patrons; (b) provides full table service for sit-down meals; (c) is open 12 hours a day; (d) offers a varied menu; and (e) operates a fully equipped kitchen which includes, but is not limited to, a range oven and refrigerated storage appliances used for the preparation of foods for on-premises or immediate consumption; (iii) it must have parking areas with each of the following: (a) a stable parking area for at least 50 18-wheel tractor-trailer motor vehicles, either paved or concrete (or otherwise certified and approved), to support 18-wheel tractor- trailer motor vehicles and their loads, constructed according to industry specifications, subject to approval by the Board and the Division; (b) parking of sufficient size is allowed for safe ingress and egress; and (c) parking areas for other vehicles around business entrance ways and exits shall not constitute parking areas for 18-wheel tractor-trailer motor vehicles; (iv) it must have diesel and gasoline fuel; (v) it must have on-site repair service facilities for 18-wheel tractor-trailer motor vehicles which facility may be in the form of a contract services business which regularly performs this type of service; (vi) it must have at least four of the following amenities: (a) a separate truckers’ television lounge; (b) a full service laundry facility located in a convenient area for truckers’ use; (c) private showers for men and women, not located in an area open to general public restroom facilities; (d) a travel store with items commonly referred to as truckers’ supplies (items commonly used only by commercial motor vehicles); (e) truck scales; (f) separate truckers’ telephones; and (g) permanent storage facilities for fuel; (vii) it must have an area separated for adult patronage only; and (viii) it must have, if available, a Class A—General retail permit or a Class A—Restaurant permit, as defined in Part II of Chapter 1 or Part II of Chapter 2 of Title 26 of the Louisiana Revised Statutes of 1950, to serve or sell alcoholic beverages for on-premises consumption and be owned and leased by a person who meets all personal qualifications for such permit. In light of Hurricane Katrina and other recent events, the Louisiana legislature has recently put in place exceptions to the amenities requirements and fuel requirements that allow qualified truck stop facility licensees to operate casinos with a previously approved number of gaming devices, notwithstanding certain non-compliance with the amenities or fuel requirements. The exceptions may apply, depending on the circumstances and as determined by the Division, if the non-compliance is caused by force majeure, expropriation by political subdivision, road construction or other non-commercial circumstances that directly affect compliance. An owner or lessor of a qualified truck stop facility may lease or sublease any restaurant, convenience store, fuel facility, or any other business operation located on the premises of the qualified truck stop facility to another person, provided that such person executes a written lease which contains a requirement that the lessee or sublessee comply with the laws and regulations which govern the operation of video draw poker devices. If such lease or sublease is granted, the owner or lessor of such qualified truck stop facility shall maintain ultimate supervision and control of that entire truck stop premises.

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

All suitability information and applications required to be submitted with respect to the 18 Louisiana truck plazas currently owned by us, as well as the truck stop in which we share in the revenue, have been submitted to the Board and the Division. All applications submitted have been approved and none are currently pending.  However, because the Board and the Division conduct a new suitability investigation in connection with each acquisition of a facility at which video gaming devices are to be operated, regardless of prior approvals, there can be no guarantee that a suitability approval will ultimately result with respect to the plazas that we propose to acquire.

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

Under the Virginia Racing Act, the Virginia Racing Commission is vested with control over all aspects of horse racing with pari-mutuel wagering and the power to prescribe regulations and conditions under which such racing and wagering are conducted. The Virginia Racing Commission is responsible for, among other things, (i) conducting a review annually of Colonial’s track and satellite wagering facility licenses, (ii) annually approving Colonial’s proposed schedule of racing days, (iii) approving new or modified types of pari-mutuel wagering pools requested by Colonial, (iv) issuing permits to all officers, directors, racing officials, and other employees of Colonial, and (v) approving simulcast schedules at the track and at the satellite wagering facilities. The Virginia Racing Commission also has the authority to promulgate regulations pertaining to Colonial’s track facilities, equipment, safety and security measures, and controls the issuing of licenses and permits for participants in pari-mutuel racing, including Colonial employees at the track and at the satellite wagering facilities. In addition, the Virginia Racing Commission must approve any acquisition or continuing ownership of a 5% or greater interest in Colonial. Action by the Virginia Racing Commission that is inconsistent with the Colonial’s business plan could have a material adverse effect on Colonial.

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

The licenses issued by the Virginia Racing Commission to Colonial for the racetrack and its satellite wagering facilities are for a period of not less than 20 years, but are subject to annual review by the Virginia Racing Commission. It is possible that such licenses will not be renewed or that such licenses could be suspended or revoked by the Virginia Racing Commission for violations of the Virginia Racing Act or Virginia Racing Commission rules. We also hold an advance deposit account wagering license that is renewable annually. Our current advance deposit account wagering license expires December 31, 2009.

We have entered into an agreement with the VHHA that expires December 31, 2011.  Our agreement with the VaHBPA expired December 31, 2008.  We are currently negotiating a new contract with the VaHBPA.  In the event our VaHBPA agreement cannot continue to be renewed in the future, the Virginia Racing Commission could suspend our licenses to operate our racetrack and the satellite wagering facilities until an agreement is in place although it has not indicated that it will do so. Although it is difficult to predict the likelihood of such an event, closure of the satellite wagering facilities would be detrimental to the horsemen’s groups and us since each horsemen’s group’s primary source of purse funds is its percentage of wagering at the satellite facilities.

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

Taxation

Gaming operators in Colorado are subject to state and local taxes and fees in addition to ordinary federal and state income taxes. The City of Black Hawk has imposed an annual license fee, currently $750, for each gaming device installed in a casino. In addition, Colorado has a tax on gross gaming revenue (also called “adjusted gross proceeds”) being generally defined as the total amount wagered less the total amount paid out in prizes. Beginning  July 1, 2008, gaming tax rates are as follows:

Tax as Percentage of	Annual Amount of Adjusted
Adjusted Gross Proceeds	Gross Proceeds

0.25%	$0	—	2,000,000
2.00%	2,000,001	—	5,000,000
9.00%	5,000,001	—	8,000,000
11.00%	8,000,001	—	10,000,000
16.00%	10,000,001	—	13,000,000
20.00%	13,000,001		and above

Both of JEI’s Colorado casinos are subject to the maximum rate. Neither the Colorado constitution nor the gaming statutes require that gaming tax rates be graduated, as they currently are. However, with the passage of Colorado Amendment 50, the gaming tax rates were set in accordance with the table above and can only be increased with an amendment to the Colorado Constitution.

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

We have a significant amount of indebtedness. As of December 31, 2008, we had total indebtedness excluding accounts payable and accrued expenses of approximately $290.7 million and total stockholder’s equity of approximately $24.9 million. Our substantial indebtedness could have considerable consequences. For example, it could:

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

•                                          merge or consolidate; and

•                                          transfer and sell assets.

In addition, our senior credit facility contains many restrictive covenants similar to the covenants of our indenture but the covenants in our senior credit facility are generally more restrictive than those contained in our indenture. Our senior credit facility also requires us to maintain specified consolidated financial ratios and satisfy certain consolidated financial tests. Our ability to meet those financial ratios and financial tests may be affected by events beyond our control, and we may not be able to continue to meet those tests. If we fail to meet those tests or breach any of the covenants, the lenders under our senior credit facility could declare all amounts outstanding thereunder, together with the accrued interest, to be immediately due and payable. Our assets may not be sufficient to repay in full such indebtedness or any other indebtedness, including $210 million of our senior unsecured notes issued under our indenture. Further, any other agreements we may enter into in the future governing our indebtedness may impose additional restrictions on us, any of which may adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities.  Our failure to pay interest, repay our indebtedness when due, or maintain compliance with our debt covenants would result in an event of default under both our senior credit facility and our note indenture.

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

Casino Operations. Our casino operations are conducted in Black Hawk, Colorado, and Reno, Carson City, and Elko, Nevada. Competition in the Black Hawk gaming market, which is the primary gaming market in Colorado, is intense. In addition, large, well-financed companies have entered the Black Hawk and other Colorado markets through the purchase or expansion of existing facilities and others may continue to do so, all of which could materially harm our business, financial condition and results of operations. For example:

•                                          Ameristar Casinos, Inc. (“Ameristar”) purchased Mountain High Casino (formerly the Black Hawk Casino by Hyatt) in a bankruptcy sale. That casino is directly across highway 119 from The Lodge and Ameristar has expanded the casino area to accommodate approximately 1,700 total gaming devices with new slot product, expanded the parking garage and refurbished and rebranded its dining venues. Ameristar has commenced construction of a $235-240 million, 33 story, 536-room hotel, a convention center and other amenities and facilities which are expected to be completed in the second half of 2009. In all respects, Ameristar is known to be a fierce competitor in gaming markets in which it operates;

•                                          Isle of Capri Casinos, Inc. owns Colorado Central Station, across the street from its existing facility and in 2005 completed a major renovation and expansion project physically linking the two properties. The combined casinos are the largest in Black Hawk with approximately 2,100 total gaming devices, 402 hotel rooms and 2,300 parking spaces;

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

•                                          the Mardi Gras casino, next to our casino, The Lodge, was purchased in 2005 and the owners have developed and implemented new marketing programs, expanded the poker room and added new slot product;

•                                          late in 2004, Central City, a gaming area about one mile from Black Hawk, completed the “Southern Access,” a road which directly connects Central City to Interstate 70. The new access road to Central City enables existing casinos and possible new casinos to pose a significant competitive threat to gaming activities in Black Hawk; and

•                                          in the recent past, the Cheyenne and Arapahoe Indian tribes have claimed significant treaty rights to land in Colorado have pursued a plan to exchange those rights for land east of the Denver metropolitan area on which to build and operate a large casino gaming facility. Although this project appears to be dormant at present, if it is renewed and survives political and other challenges, it could have a material adverse effect on gaming revenues in Black Hawk and at The Lodge and Gilpin casinos.

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

Louisiana Truck Plaza Operations. Our Louisiana truck plaza operations compete with other truck plazas located in Louisiana and other forms of gaming, such as land-based, riverboat and Native American casinos, as well as slot machines located at horseracing tracks and video poker machines located in bars, restaurants, hotels, off-track wagering facilities and bingo parlors. There were 181 licensed video poker truck plazas in Louisiana at December 31, 2008.

Pari-Mutuel Wagering Operations. We operate a racetrack in New Kent, Virginia, and off-track wagering facilities in Alberta, Chesapeake, Hampton, Martinsville, Weber City, Vinton, and Richmond (two), Virginia. Similarly, the expansion of other forms of gaming in neighboring states, such as table games in West Virginia and slot machines in Maryland, could have an adverse effect on our performance.

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

We compete for wagering dollars and simulcast fees with live racing and races simulcast from racetracks in other states, particularly racetracks in neighboring states such as Charles Town in West Virginia, Pimlico Race Course and Laurel Park in Maryland, and Delaware Park in Delaware. We also compete for wagering dollars with account wagering companies operating both legally and illegally in Virginia. These companies take wagers from Virginians both over the phone and the internet. We believe our agreements with four licensed account wagering companies and legislative changes scheduled to go into effect July 1, 2009 provide us with fair compensation for their activities. Unlicensed account wagering companies have lower costs than Colonial Downs and thus are able to attract customers in Virginia with large wagering rebates.

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

We are highly dependent on the services of Jeffrey P. Jacobs (one of our indirect owners and our Chief Executive Officer) and other officers and key employees. The loss of the services of any of these individuals could materially harm our business, financial condition and results of operations. The loss of their experience and familiarity with our operations could have negative effects on management’s efficiency and could cause us to incur costs to find qualified replacements.

Our Chief Executive Officer and his family trusts  own a controlling beneficial interest in our capital stock and may significantly influence our affairs or may pursue other activities that compete with us.

All of our equity securities are presently owned by Jacobs Investments, Inc. (“JII”). Jeffrey P. Jacobs, our Chairman and Chief Executive Officer, and his family trusts own virtually all of JII’s equity securities. JII has the ability to significantly influence our affairs, including the election of our directors and transactions including mergers, consolidations or sales of assets. Although Mr. Jacobs has agreed not to pursue any U.S. casino or gaming activities except through us (excepting investments in publicly traded companies and his involvement therein), he is allowed to purchase and own additional truck plazas in Louisiana which we have the right to buy. Any such activities by him could be competitive with our operations in that state.

We need to increase capital expenditures to compete effectively.

Capital expenditures, amenity upgrades and new gaming equipment are necessary from time to time to preserve the competitiveness of our properties. The gaming industry is very competitive and is expected to become more competitive in the future. If cash from our operations is insufficient to provide for needed levels of capital expenditures, our competitive position could deteriorate if we are unable to borrow funds for such purposes.

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

In addition, seasonality and weather conditions can affect our results of operations. Winter travel conditions can adversely affect patronage and revenues at our Colorado and Nevada casinos. Although casino business is not seasonal, levels of gaming activity increase significantly during weekends and holidays, especially holiday weekends. Hurricanes Katrina and Rita temporarily affected our truck plaza video gaming operations in late 2005, while Hurricanes Gustav and Ike temporarily affected our truck plaza video gaming operations in late 2008.  Similar hurricanes could have a material adverse effect on our Louisiana operations in future years. Our pari-mutuel wagering revenues are higher during scheduled live racing than at other times of the year. Adverse weather conditions can cause cancellation of or curtail attendance at outdoor races, thereby reducing wagering and our revenues. Attendance and wagering at both outdoor races and satellite wagering facilities can be harmed by holidays and other competing seasonal activities.

We depend on agreements with Colonial’s horsemen to operate our racing and wagering business.

The Federal Interstate Horseracing Act and the Virginia Racing Act require Colonial to have written agreements with representative Virginia horsemen’s groups in order to simulcast races.

We have entered into an agreement with the VHHA that expires December 31, 2011.  Our agreement with the VaHBPA expired December 31, 2008.  We are currently negotiating a new contract with the VaHBPA.  In the event our VaHBPA agreement cannot continue to be renewed in the future, the Virginia Racing Commission could suspend our licenses to operate our racetrack and the satellite wagering facilities until an agreement is in place although it has not indicated that it will do so. Although it is difficult to predict the likelihood of such an event, closure of the satellite wagering facilities would be detrimental to the horsemen’s groups and us since each horsemen’s group’s primary source of purse funds is its percentage of wagering at the satellite facilities.

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

We are subject to potential exposure to environmental liabilities.

Generally, we are subject to various federal, state and local governmental laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply could result in the imposition of severe penalties or restrictions on our operations by governmental agencies or courts. We are not aware of any such exposure at our properties. Black Hawk, Colorado is located within a 400-square mile area that in 1983 was designated as the Clear Creek Central/City National Priorities List Site Study Area under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. Although our Colorado casinos are not within any of the specific areas currently identified for investigation or remediation under that statute, environmental problems may subsequently be discovered, including in connection with any future construction on our property. Furthermore, governmental authorities could broaden their investigations and identify areas of concern within the site, we could be identified as a “potentially responsible party” and any related liability could have a material adverse effect on us. We do not have insurance to cover environmental liabilities, if we incur any.

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

We believe that a substantial majority of the slot machines sold in the U.S. in 2008 were manufactured by a few select companies. In addition, we believe that one company in particular provided a majority of all slot machines sold in the U.S. in 2008.

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

The “Colorado Clean Indoor Act” (the “Indoor Act”) was adopted in the Colorado legislature in March 2006. It bans smoking in virtually all public places although certain portions of gaming casinos, including gaming areas, were exempt from the Indoor Act until January 1, 2008. Compliance with the Indoor Act which now bans smoking in casinos has had an adverse effect on our business.

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

We made no repurchases of our equity securities during the fourth quarter of the fiscal year covered by this report.

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

	As of and for the Year Ended December 31,
	2008		2007		2006		2005		2004
	(Dollars In Thousands, except Distributions per Common Share)

Statements of Operations Data:(1)
Net revenues	$362,524		$349,858		$322,410		$252,247		$206,346
Total costs and expenses	339,435		316,779		290,749		233,062		182,349
Operating income	23,089		33,079		31,661		19,185		23,997
Interest expense, net	(27,227)		(28,067)		(32,271)		(22,660)		(20,008)
Pre-payment penalties, tender and consent costs	—		—		(9,321)		—		—
Income tax (expense) benefit	—		—		103		(423)		—
Net income (loss)	$(4,138)		$5,012		$(9,828)		$(3,898)		$3,989
Balance Sheet Data (end of period):(1)
Current assets	$32,552		$35,517		$37,040		$32,705		$29,454
Total assets	342,529		355,915		350,830		298,250		259,179
Current liabilities	27,374		28,755		30,526		32,260		26,589
Long-term debt, capital lease obligations and other liabilities	290,249		298,735		284,940		194,969		158,202
Stockholder’s equity	24,906		28,425		35,364		71,021		74,388
Financial Data
Ratio of earnings to fixed charges(2)	0.86	x	1.16	x	0.71	x	0.85	x	1.19	x
Distributions per Common Share	$1,200		$10,962		$22,803		$15,000		—

(1)                                See a discussion of our recent acquisition activities in Note 4 and our debt issuances in Note 5 to the consolidated financial statements.

(2)                                The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. Earnings consist of income (loss) before income taxes, plus fixed charges and amortization of capitalized interest, less interest capitalized during the period. Fixed charges consist of interest on indebtedness (whether expensed or capitalized), amortization of deferred financing costs, discounts and premiums and that portion of rental expense that we believe is representative of interest. For the years ended December 31, 2008, 2006 and 2005, we had a deficiency of $4,063, $10,014 and $3,514, respectively, in earnings to fixed charges.

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

A.                                    Company background

We are a developer, owner and operator of gaming and pari-mutuel wagering facilities throughout the United States, with properties located in Colorado, Nevada, Louisiana and Virginia. As of December 31, 2008, we own and operate two casinos in Colorado and three casinos in Nevada, 18 video gaming truck plazas in Louisiana and a horse racing track with eight satellite wagering facilities in Virginia. In addition, we are party to an agreement that entitles us to a portion of the gaming revenues from an additional truck plaza video gaming facility.

We have elected to be taxed under the provisions of Subchapter “S” of the Internal Revenue Code of 1986. Under those provisions, the owner of our company pays income taxes on our taxable income.

Effective January 31, 2007, we became a wholly-owned subsidiary of Jacobs Investments, Inc. (“JII”), which in turn was 50% owned by Jeffrey P. Jacobs, our Chief Executive Officer, and two of his family trusts, and 50% owned by a revocable trust and an irrevocable trust established by his father, Richard E. Jacobs.  On October 1, 2008, JII redeemed the shares owned by the Richard E. Jacobs Revocable Trust.  As a result, Jeffrey P. Jacobs and his family trusts own 80% of JII’s Class A shares and 100% of its Class B shares.  The Richard E. Jacobs Irrevocable Trust owns 20% of JII’s Class A shares. Additionally, effective October 15, 2008, Richard E. Jacobs resigned his position as a member of the Board of Directors of JEI. These changes in ownership had no impact on our financial position or results of operations.

B.                                    Significant transactions occurring during the year ended December 31, 2008

Nautica Property Acquisition

We have acquired from affiliated parties several options to lease and options to purchase six parcels of land and certain improvements on the west bank of the Cuyahoga River in Cleveland, Ohio.  We refer to these properties as the Nautica Properties.  During March 2008, we exercised our option to acquire one of the Nautica parcels referred to as “Lot D.”  On April 1, 2008, we purchased this parcel for $0.8 million.  The company that owned this parcel of land and parking lot business was wholly owned by our Chairman and Chief Executive Officer. The purchase of this parking lot business was accounted for as a combination of entities under common control.  Accordingly, the consolidated financial statements and the accompanying management’s discussion and analysis of financial condition and results of operations presented in this Form 10-K have been retroactively adjusted to include the operations of Lot D from January 1, 2006.  See Note 4 of the consolidated financial statements.

Additionally, on January 15, 2009, we exercised our option to acquire one of these parcels referred to as “Sugar Warehouse,” and on January 21, 2009, we purchased this parcel for $2.6 million.  The company that owned this building was 29.5% owned by our Chairman and Chief Executive Officer and 70.5% owned by third parties.

Acquisition of Land in the Gulf Coast of Mississippi

During 2008, we completed several land purchase transactions with owners of real estate lots in the Gulf Coast of Mississippi, resulting in total purchases of $3.0 million, including acquisition costs of $0.2 million.  Additionally, during September 2008, we entered into two land purchase options totaling $0.2 million.  These land purchase options each have an initial term of one-year, expiring June 2009, with two one-year extensions at the option of JEI. During November 2008, we entered into a third land purchase option totaling $0.1 million, expiring May 2009, with a one-year extension at the option of JEI. The total purchase price of all parcels under these three option agreements is $42 million.  During January 2009, we completed one additional land purchase transaction, resulting in a total purchase of $0.3 million.

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

Abandonment Costs

On November 10, 2008, we closed one of our two satellite wagering facilities in Chesapeake, Virginia. We recorded an impairment of leasehold improvements at this location totaling $0.8 million in the fourth quarter of 2008.  Additionally, we incurred costs for the termination of the operating lease and severance totaling less than $0.1 million in the fourth quarter of 2008.

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

When we analyze and manage our segments, we focus on several measurements that we believe provide us with the necessary ratios and key performance indicators for us to determine how we are performing versus our competition and against our own internal goals and budgets. We confer monthly and discuss and analyze significant variances in an effort to identify trends and changes in our business. We focus on EBITDA (earnings before interest, income taxes, depreciation and amortization) as one of the primary measurements of reviewing and analyzing the operating results of each segment. While we recognize that EBITDA is not a measure defined under generally accepted accounting principles (i.e. it is a non-GAAP financial measure), we nonetheless believe it is useful because it allows holders of our debt and management to evaluate and compare operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Additionally, most financial analysts following the gaming industry utilize EBITDA as a financial measurement, and when our debt holders (both secured and unsecured) inquire and discuss our operational performance with us, they consistently inquire about our EBITDA performance levels versus the prior year as well as our EBITDA margins versus our competitors. Finally, EBITDA is a key component of certain financial covenants contained in our debt agreements, among other things, and as such it is a critical ingredient that we must watch in order to ensure compliance with our bank credit agreement and our note indenture covenants, measure our historical operating performance, and determine our ability to achieve future growth.

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

Colorado

Our Colorado operations consist of The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Casino (“Gilpin”), both of which are located in Black Hawk, Colorado. The competitive aspects of the market in Black Hawk continue to be a significant factor in our operations. There were approximately 9,750 gaming devices in the city of Black Hawk at December 31, 2008. At December 31, 2008, we had 1,423 devices in this market (976 at The Lodge and 447 at the Gilpin), which represented approximately 15% of the total devices in the Black Hawk market.

For the year ended December 31, 2008, our gross gaming revenues at The Lodge and the Gilpin totaled $100.8 million, which represented 20% of the total gaming revenues in Black Hawk. The overall Black Hawk market in 2008 declined by 12.5% in gross gaming revenues, and total gaming devices decreased by 1.5%. We managed to generate 135% efficiencies (our percentage of the gross gaming revenues divided by our percentage of the gaming devices) within the market for 2008. We follow our efficiency level very closely as we believe this is a useful measure of how well we are performing within the market.

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

As in Colorado, our Nevada casinos operate in highly competitive markets. As a result of the added competition from Indian Gaming in California, many Northern Nevada casinos advertise themselves as “locals’ casinos.” At December 31, 2008, Reno had approximately 12,800 gaming devices, of which Gold Dust West-Reno had 470 devices, or 3.7% of the market. For the year ended December 31, 2008, our gross gaming revenues were 4% of the Reno market, with an efficiency rate of 104%.

Since its acquisition in June 2006, Gold Dust West-Carson City (formerly Piñon Plaza Resort), has undergone major renovations and changes to the operations emerging January 24, 2007 as the “new” Gold Dust West-Carson City by way of an extensive rebranding program. The Carson City area (state capital) is 30 miles south of Reno and services the areas of Dayton, Gardnerville and Minden surrounding it with a total population base of 60,000 plus. The area has approximately 4,600 gaming devices of which Gold Dust West-Carson City has 398 (9% of total devices).  For the year ended December 31, 2008, our efficiency rate was 91%. This property is expected to substantially improve its efficiency through enhanced utilization of its many unique amenities.

At December 31, 2008, Gold Dust West-Elko has 336 gaming devices, representing 8% of the total devices in the market.  For the year ended December 31, 2008, our gross gaming revenues were 10% of the Elko market, with an efficiency rate of 122%.

Louisiana

The Louisiana truck plaza video gaming facilities consist of 18 truck plazas located in Louisiana and a share in the gaming revenues of an additional truck plaza. Each truck plaza features a convenience store, fueling operations, a restaurant and up to 50 video gaming devices in the casino depending on the level of fuel sales and available space.  At December 31, 2008, our truck plaza video gaming facilities had a combined total of 929 video gaming devices.

The Louisiana truck plazas’ revenues are comprised of: (i) revenue from video poker gaming machines; (ii) sales of gasoline and diesel fuel; (iii) sales of groceries, trucker supplies and sundry items through their convenience stores; (iv) sales of food and beverages in their restaurants and bars; and (v) miscellaneous commissions on ATMs, pay phones and lottery sales.

All video poker activity is reported via a computer phone line directly to the Louisiana State Police. The Louisiana truck plazas’ revenues are dependent on meeting the minimum gallons of fuel sales requirements necessary to operate video poker gaming machines in Louisiana. The fuel sales requirements must be complied with on an annual basis (except for the first year of operations during which it must be complied with on a quarterly basis) and in the event of noncompliance, the Louisiana State Police will turn off a portion of the video poker machines until the minimum fuel sales requirements are met. Management of the Louisiana truck plazas believes that they will continue to meet the fuel sales requirements necessary to operate video poker gaming machines in Louisiana at current levels, however, we can give no assurance in this regard.

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

As discussed above, on November 10, 2008, we closed one of our two satellite wagering facilities in Chesapeake, Virginia. We now operate eight satellite wagering facilities in Virginia.

Summary of Consolidated Operating Results

Our results of operations reflect the consolidated operations of all our subsidiaries. A summary of our consolidated operating results for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Revenues
Gaming:
Casino	$139,492	$144,656	$121,483
Truck stop	67,590	64,322	66,418
Pari-mutuel	38,657	41,309	39,787
Food and beverage	30,736	29,260	25,069
Convenience store—fuel	97,021	81,329	77,520
Other	22,746	20,935	18,571
Less: promotional allowances	(33,718)	(31,953)	(26,438)

Total net revenues	362,524	349,858	322,410

Costs and expenses
Gaming:
Casino	46,809	48,427	43,567
Truck stop	40,990	37,954	37,621
Pari-mutuel	31,172	32,977	32,559
Food and beverage	15,417	16,416	13,704
Convenience store—fuel	90,714	77,269	73,389
Other	18,260	16,290	15,017
Marketing, general and administrative	68,533	69,342	60,787
Loss on change in fair value of investment in equity securities	6,577
Goodwill impairment	199
Abandonment costs	829
Depreciation and amortization	19,935	18,104	14,105

Total costs and expenses	339,435	316,779	290,749

Operating income	23,089	33,079	31,661
Interest expense, net	(27,227)	(28,067)	(32,271)
Pre-payment penalties, tender and consent costs			(9,321)
Income tax benefit			103

Net (loss) income	$(4,138)	$5,012	$(9,828)

D.                                   Comparison of our operations for the year ended December 31, 2008 to the year ended December 31, 2007

All comparisons below begin with the 2008 results followed by the 2007 results.

Casino revenues decreased $5.2 million or 4% to $139.5 million from $144.7 million.  The decrease in casino revenues is a result of decreased casino revenues at The Lodge of $2.2 million or 3%, the Gilpin of $3.4 million or 13%, Gold Dust West-Reno of $1.3 million or 6% and Gold Dust West-Carson City of $0.3 million or 3%.  These decreases were partially offset by an increase of $2.0 million at Gold Dust West-Elko, which opened on March 5, 2007.  Casino revenues at our two Colorado properties have been negatively affected due to the smoking ban which became effective on January 1, 2008.  Overall, the City of Black Hawk casino win declined 12.5% during 2008 compared to 2007.  The decreased revenues at our casinos in Black Hawk and Reno are also attributable to general economic conditions, higher gas prices during the summer months and decreased customer spend per visit.

Truck stop gaming revenues increased $3.3 million or 5% to $67.6 million from $64.3 million.  Of this increase, $1.8 million is due to video gaming activity at the Silver Dollar location that began in September 2007, combined with a net increase totaling $1.5 million at all other truck stop locations.  The increase in gaming revenue is primarily attributable to the increased bet and jackpot limits that became effective in late 2007.

Pari-mutuel revenues decreased $2.7 million or 6% to $38.7 million from $41.3 million.  The decrease in revenues is primarily attributable to a $3.6 million decrease at the off track wagering facilities combined with a $0.2 million decrease at the racetrack, somewhat offset by a $1.1 million increase in account wagering revenues.

Food and beverage revenues increased $1.5 million or 5% to $30.7 million from $29.3 million.  This increase is attributable to increases of $1.0 million at The Lodge, $0.1 million at Gold Dust West-Reno, $0.4 million at Gold Dust West-Elko and $0.3 million at the truck stop facilities, primarily due to increased promotional activity, offset by decreases of $0.1 million at the Gilpin, $0.1 million at Gold Dust West-Carson City and $0.1 million at Colonial.

Convenience store-fuel revenues increased $15.7 million or 19% to $97.0 million from $81.3 million.  The average selling price of fuel increased to $3.58 per gallon in 2008 from $2.74 per gallon in 2007.  These increases in fuel revenues were somewhat offset by a decrease in volume to 27.1 million gallons from 29.7 million gallons.

Other revenues increased $1.8 million or 9% to $22.7 million from $20.9 million and were primarily attributable to an increase of $2.0 million in convenience store and other revenues at the truck stops, $0.1 million at Colonial due to an increase in Virginia Derby sponsorship revenue combined with a one-time lawsuit settlement with Youbet, and an increase of $0.1 million at The Lodge, somewhat offset by a decrease of $0.4 million in hotel and other revenues at Gold Dust West-Carson City.

Promotional allowances increased $1.8 million or 6% to $33.7 million from $32.0 million.  The increase is attributable to an increase in promotional allowances of $1.1 million at The Lodge, $0.3 million at Gold Dust West-Reno, $0.6 million at Gold Dust West-Elko and $0.2 million at the truck stops, somewhat offset by a decrease of $0.4 million at the Gilpin.

Casino expenses decreased $1.6 million or 3% to $46.8 million from $48.4 million.  This decrease is primarily due to decreases of $0.4 million at The Lodge, $1.1 million at the Gilpin, $0.2 million at Gold Dust West-Reno and $0.3 million at Gold Dust West-Carson City, offset by an increase of $0.4 million at Gold Dust West-Elko. These variances are consistent with the changes in casino revenues by property as discussed above.

Truck stop gaming expenses increased $3.0 million or 8% to $41.0 million from $38.0 million.  Of this increase, $1.2 million is due to video gaming activity at the Silver Dollar location that began in September 2007, combined with a net increase totaling $1.8 million at all other truck stop locations.

Pari-mutuel costs and expenses decreased $1.8 million or 5% to $31.2 million from $33.0 million.  The decrease is primarily attributable to a $2.4 million decrease in pari-mutuel taxes, purses and other direct expenses associated with decreased pari-mutuel revenues at the racetrack and off track wagering facilities, partially offset by a $0.6 million increase in account wagering direct costs and expenses.

Food and beverage costs and expenses decreased $1.0 million or 6% to $15.4 million from $16.4 million due to decreases of $0.4 million at The Lodge, $0.1 million at the Gilpin, $0.5 million at Gold Dust West-Carson City and $0.2 million at Colonial, offset by an increase of $0.2 million at the truck stops.

Convenience store-fuel expenses increased $13.4 million or 17% to $90.7 million from $77.3 million.  The average cost of fuel increased to $3.35 per gallon in 2008 from $2.60 per gallon in 2007.  These increases in fuel expenses were somewhat offset by a decrease in volume.

Other costs and expenses increased $2.0 million or 12% to $18.3 million from $16.3 million, and were primarily attributable to an increase in convenience store expenses at the truck stops.

Marketing, general and administrative expenses decreased $0.8 million or 1% to $68.5 million from $69.3 million.  This decrease is primarily the result of  decreases of $0.8 million at Colonial due to decreased lobbying costs associated with Instant Racing, and decreases of $0.4 million at The Lodge, $0.6 million at the Gilpin, $0.3 million at Gold Dust West-Reno, $0.1 million at Gold Dust West-Carson City and $0.1 million at Gold Dust West-Elko. These decreases were partially offset by an increase of $1.5 million at corporate, primarily due to political contributions totaling $1.4 million made for a Colorado campaign, which is further discussed in Note 11 to the financial statements.

During 2008, we recorded an impairment totaling $6.6 million on the change in fair value of our investment in equity securities of MTR Gaming Group, Inc., which is further discussed in Note 6 to the financial statements.  No comparable transaction occurred during 2007.

A goodwill impairment totaling $0.2 million was recorded at Gold Dust West-Carson City during 2008, which is further discussed in Note 3 to the financial statements.  No comparable transaction occurred during 2007.

Abandonment costs totaling $0.8 million were recorded during 2008 due to the closure one of our two satellite wagering facilities in Chesapeake, Virginia, which is further discussed in Note 12 to the financial statements.  No comparable transaction occurred during 2007.

Depreciation and amortization expense increased $1.8 million or 10% to $19.9 million from $18.1 million.  Of this increase, $0.4 million is attributable to Gold Dust West-Elko and $0.2 million is attributable to the Silver Dollar truck stop location. Additionally, The Lodge increased by $0.5 million, the Gilpin increased by $0.1 million, Gold Dust West-Reno increased by $0.1 million, Gold Dust West-Carson City increased by $0.3 million and the remaining truck stops combined increased by $0.2 million due to capital asset purchases.

Net interest expense decreased $0.8 million or 3% to $27.2 million from $28.1 million.  The decrease is attributable to lower effective interest rates on our variable rate bank debt, partially offset by an increase in debt outstanding during the year ended December 31, 2008 compared to the year ended December 31, 2007.

E.                                     Comparison of our operations for the year ended December 31, 2007 to the year ended December 31, 2006

All comparisons below begin with the 2007 results followed by the 2006 results.

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

Net interest expense decreased $4.2 million or 13% to $28.1 million from $32.3 million.  As a result of our debt refinancing during June 2006, we wrote off $5.7 million in financing fees and $1.9 million of note issue discount, partially offset by the write off of $1.5 million of note issue premium, on the debt refinanced. This net decrease is somewhat offset by an increase in additional debt outstanding during the year ended December 31, 2008 compared to the year ended December 31, 2006, partially offset by lower effective interest rates as a result of the refinancing transactions which occurred in June 2006.

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

F.                                      Segment information for the three years ended December 31, 2008

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

The following is a summary of the net revenues, costs and expenses and EBITDA, for the three years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	For the Years Ended December 31,
	2008	2007	2006
NET REVENUES
Colorado:
The Lodge	$73,853	$76,051	$67,315
Gilpin	20,200	23,323	22,245
Total Colorado	94,053	99,374	89,560
Nevada:
Gold Dust West-Reno	19,457	20,986	22,893
Gold Dust West-Carson City	13,085	13,833	6,517
Gold Dust West-Elko	10,189	8,243
Total Nevada	42,731	43,062	29,410
Louisiana	182,101	161,070	158,859
Virginia	43,592	46,322	44,549
Corporate and other	47	30	32
Total Net Revenues	362,524	349,858	322,410

COSTS AND EXPENSES (excluding depreciation and amortization, net interest expense and income taxes)
Colorado:
The Lodge	48,094	49,359	46,286
Gilpin	14,793	16,594	16,158
Total Colorado	62,887	65,953	62,444
Nevada:
Gold Dust West-Reno	13,218	13,794	14,675
Gold Dust West-Carson City (1)	14,364	15,064	7,664
Gold Dust West-Elko	8,901	8,567	499
Total Nevada	36,483	37,425	22,838
Louisiana	160,413	141,771	135,747
Virginia (2)	42,993	44,921	43,686
Corporate overhead and other (3)(4)	16,724	8,605	21,250
Total Costs and Expenses	319,500	298,675	285,965

EBITDA
Colorado:
The Lodge	25,759	26,692	21,029
Gilpin	5,407	6,729	6,087
Total Colorado	31,166	33,421	27,116
Nevada:
Gold Dust West-Reno	6,239	7,192	8,218
Gold Dust West-Carson City (1)	(1,279)	(1,231)	(1,147)
Gold Dust West-Elko	1,288	(324)	(499)
Total Nevada	6,248	5,637	6,572
Louisiana	21,688	19,299	23,112
Virginia (2)	599	1,401	863
Corporate overhead and other (3)(4)	(16,677)	(8,575)	(21,218)

Total EBITDA	$43,024	$51,183	$36,445

See Sections D and E above which provide explanations regarding the fluctuations in our revenues and costs and expenses by property and segment.

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure, to our net income (loss), a GAAP financial measure (dollars in thousands):

Year Ended December 31, 2008	EBITDA	Depreciation and Amortization	Interest Expense, net	Income Tax Benefit	Net Income (Loss)
Colorado:
The Lodge	$25,759	$4,825	$6,715		$14,219
Gilpin	5,407	1,998	1,903		1,506
Total Colorado	31,166	6,823	8,618		15,725
Nevada:
Gold Dust West-Reno	6,239	1,589	2,617		2,033
Gold Dust West-Carson City (1)	(1,279)	2,079	1,533		(4,891)
Gold Dust West-Elko	1,288	2,364	1,423		(2,499)
Total Nevada	6,248	6,032	5,573		(5,357)
Louisiana	21,688	4,219	4,875		12,594
Virginia (2)	599	2,114	520		(2,035)
Corporate overhead and other (3)	(16,677)	747	7,641		(25,065)
TOTAL	$43,024	$19,935	$27,227		$(4,138)

Year Ended December 31, 2007	EBITDA	Depreciation and Amortization	Interest Expense, net	Income Tax Benefit	Net Income (Loss)
Colorado:
The Lodge	$26,692	$4,318	$6,884		$15,490
Gilpin	6,729	1,854	1,891		2,984
Total Colorado	33,421	6,172	8,775		18,474
Nevada:
Gold Dust West-Reno	7,192	1,520	2,605		3,067
Gold Dust West-Carson City	(1,231)	1,819	1,521		(4,571)
Gold Dust West-Elko	(324)	1,974	1,790		(4,088)
Total Nevada	5,637	5,313	5,916		(5,592)
Louisiana	19,299	3,848	4,774		10,677
Virginia	1,401	2,065	486		(1,150)
Corporate overhead and other	(8,575)	706	8,116		(17,397)
TOTAL	$51,183	$18,104	$28,067		$5,012

Year Ended December 31, 2006	EBITDA	Depreciation and Amortization	Interest Expense, net	Income Tax Benefit	Net Income (Loss)
Colorado:
The Lodge	$21,029	$3,810	$10,049		$7,170
Gilpin	6,087	1,725	3,045		1,317
Total Colorado	27,116	5,535	13,094		8,487
Nevada:
Gold Dust West-Reno	8,218	1,539	3,822		2,857
Gold Dust West-Carson City	(1,147)	727	814		(2,688)
Gold Dust West-Elko	(499)		86		(585)
Total Nevada	6,572	2,266	4,722		(416)
Louisiana	23,112	3,712	4,363		15,037
Virginia	863	2,069	549		(1,755)
Corporate overhead and other (4)	(21,218)	523	9,543	$103	(31,181)
TOTAL	$36,445	$14,105	$32,271	$103	$(9,828)

(1)                                 Included in Gold Dust West-Carson City for 2008 is a $0.2 million impairment of goodwill.

(2)                                 Included in Virginia for 2008 is a $0.8 million charge for the closure of a satellite wagering facility.

(3)                                 Included in corporate overhead and other for 2008 is a $6.6 million impairment of the fair value of an investment in equity securities and $1.4 million we expended in support of a constitutional amendment in Colorado to expand games, limits and hours.

(4)                                 Included in corporate overhead and other for 2006 are $9.3 million in pre-payment penalties, tender and consent costs for our debt refinancing and $3.3 million we expended to pursue a constitutional amendment in Ohio to allow slot machines at the seven existing racetracks and two locations in downtown Cleveland.

G.                                    Liquidity and capital resources—December 31, 2008

As of December 31, 2008, we had cash and cash equivalents of $21.8 million compared to $24.4 million in cash and cash equivalents as of December 31, 2007. The decrease is the result of $25.6 million cash provided by operating activities, $17.7 million cash used in investing activities, and $10.5 million used in financing activities, which is further discussed below.  Our primary sources of liquidity are cash provided by operating activities and external borrowings.  Our primary uses of cash are for debt service, capital improvements, development and acquisitions.

The cash used in investing activities during 2008 was primarily the result of property and equipment and device rights additions totaling $15.0 million for ongoing capital investments at our existing properties and $3.0 million for Mississippi land purchase transactions, offset by $0.3 million of proceeds from the sale of equipment.

The cash used in financing activities during 2008 was the result of net repayments on the revolving senior credit facility totaling $7.0 million, payments on long-term debt totaling $1.7 million and distributions to stockholders totaling $1.8 million, including $0.8 million for the purchase of Lot D.

As of December 31, 2008, we had $23.5 million available on our $40 million revolving senior credit facility for acquisitions, capital expenditure programs and working capital, although we drew $2.5 million on the credit line in January 2009 to complete the acquisition of Sugar Warehouse. See Item 1 “Business—Our Properties and Operations.”  The revolving senior credit facility carries an interest rate of 3.00% above LIBOR and expires in June 2011. As of December 31, 2008, our total debt approximates $290.7 million. Our future liquidity, which includes our ability to make semi-annual interest payments on June 15 and December 15 of each year, depends upon our future operational success.  Our failure to pay interest, repay our indebtedness when due, or maintain compliance with our debt covenants would result in an event of default under both our senior credit facility and our note indenture.

At December 31, 2008, we were in compliance with our financial covenants.  At March 31, 2009, certain debt covenants under our senior secured credit facility were to become more restrictive.  We entered into a second amendment to our credit agreement which became effective February 5, 2009.  The second amendment increased the maximum permitted senior secured leverage ratio and adjusted the test periods.

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

We believe that our cash flow from operations, cash and cash equivalents and our $40 million senior revolving credit facility discussed above will be adequate to meet our debt service obligations and operational expenditures, as well as our capital expenditure requirements for the next twelve months.  During 2009, we anticipate spending approximately $13 million for discretionary capital expenditures and also approximately $3.0 million for expansion capital expenditures, including the acquisition of a second Nautica parcel referred to above as Sugar Warehouse. While we believe these sources will provide us sufficient liquidity over the next twelve months, we can give no assurance that these sources of cash will be sufficient to enable us to do so. Further, in addition to our normal capital expenditure requirements, we anticipate that we will pursue the acquisition of other properties and continue to engage in the pursuit of new development opportunities. It is possible that we may need to enter into new financing arrangements and raise additional capital in the future if we are unable to generate sufficient cash to sustain expansion.  However, due to existing uncertainties in the capital and credit markets, our access to funding may be limited or available only on terms unacceptable to us.  Also, our ability to incur additional debt is further restricted by the terms and covenants of our senior secured and senior unsecured notes. We can give no assurance that we will be able to raise any capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, and therefore heighten the related risks we currently face.

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

The following table provides disclosure concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of December 31, 2008.

		Next	1-3	4-5	After 5
(In Thousands)	Total	12 Months	Years	Years	Years

Long-term debt (1)	$407,079	$24,284	$64,087	$98,470	$220,238
Capital lease obligations	9,137	622	1,819	948	5,748
Operating leases (2)	36,962	2,699	4,537	3,567	26,159
Other long-term obligations (3)	23,389	1,794	3,388	2,582	15,625
Total contractual cash obligations	$476,567	$29,399	$73,831	$105,567	$267,770

(1)                                 Long-term debt includes principal and interest owing under the terms of our senior unsecured notes, our senior secured credit facility and the Black Hawk special assessment bonds. Interest on variable rate debt is computed based on rates outstanding at December 31, 2008.

(2)                                 Operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia; office space in Colorado, Louisiana, Virginia and Florida; and other equipment leases at all locations.

(3)                                 Other long-term obligations include a 20-year, $1.25 million per year management agreement with Jacobs Investments Management Co. Inc., an affiliated company, and our obligation to pay $1 per operating video poker machine per day to the third party owner of the video poker machines in order to maintain the machines used in our truck plaza operations. In addition, Colonial has entered into an agreement with a totalisator company, which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications. The amendment provides for a minimum charge per calendar year of $210,000.

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

Property and equipment

We have a significant investment in long-lived property and equipment, representing approximately 71% of our total assets, which includes the recent acquisitions of Gold Dust West-Carson City, Gold Dust West-Elko and the video gaming truck stops. We estimate that the undiscounted future cash flows expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimate of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results. We review our property and equipment for potential impairment when events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use. Further, we assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each class of assets. Should the actual useful life of a class of assets differ from the estimated useful life, we would record an impairment charge. We review useful lives and obsolescence and assess the commercial viability of our assets periodically. During 2008, we performed an impairment analysis of property and equipment at our Gold Dust West-Carson City and Virginia reporting units, and we determined that property and equipment is not impaired at either reporting unit.

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

Our reporting units with goodwill balances at December 31, 2008 are The Lodge ($4.2 million), Gilpin ($2.5 million), Gold Dust West-Reno ($8.8 million) and Louisiana ($31.0 million). There is no goodwill recorded in our Gold Dust West-Carson City, Gold Dust West-Elko or Virginia reporting units. We performed our most recent annual impairment test for our reporting units as of September 30, 2008. Our annual impairment test included an analysis of the gaming industry overall as well as an analysis of the specific locations in which we operate. We determined the fair values for each of these reporting units using both the market approach (recent comparable transactions from which we derived an applicable valuation multiple) and the income approach (net present value of our anticipated future cash flows). These fair values were then compared to the carrying values for the respective reporting unit. We determined that goodwill was impaired at our Gold Dust West-Carson City reporting unit, resulting in a goodwill impairment totaling $0.2 million, which is further discussed in Note 3 to the financial statements. We determined that goodwill is not impaired at any of our other reporting units.  Furthermore, if the fair value of these reporting units declined by 10%, no goodwill impairment would exist.

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

We have issued $210 million of 9¾% fixed rate senior unsecured notes due in 2014 and a $100 million variable rate senior secured credit facility consisting of: (i) a $40 million revolving credit facility due in 2011, (ii) a $40 million term loan facility due in 2012, and (iii) a $20 million delayed draw term loan due in 2012.  As of December 31, 2008, $16.5 million is outstanding on the senior secured revolving credit facility and $58.6 million is outstanding on our senior secured term loan debt, bearing interest at a blended variable rate approximating 3.30% at December 31, 2008.

If market interest rates increase, our cash requirements for interest on the senior secured credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior secured credit facility balance would also decrease. There would be an approximate change in our cash requirements of $0.3 million annually for interest should market rates increase or decrease by 10% compared to interest rate levels at December 31, 2008.

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

Item 9.                                                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                                               Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•             Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•             Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•             Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T).                                  Controls and Procedures.

 This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.                                               Other Information.

There is no information we were required to report on Form 8-K during our fourth fiscal quarter of the year ended December 31, 2008 that was not so reported.

Item 10.                                                 Directors, Executive Officers and Corporate Governance.

The following table provides information regarding our directors and executive officers and key employees as of March 1, 2009:

Name	Age	Position
Jeffrey P. Jacobs	55	Chief Executive Officer, Secretary, Treasurer and Chairman of the Board
Stephen R. Roark	61	President
Ian M. Stewart	54	President of Pari-Mutuel Wagering Operations
Michael T. Shubic	55	Chief Operating Officer
Brett A. Kramer	40	Chief Financial Officer
Stanley Politano	59	Executive Vice President

Jeffrey P. Jacobs is our Chairman, Chief Executive Officer, Secretary and Treasurer and sole director. He is also Chairman and Chief Executive Officer of Colonial, and Chairman and Chief Executive Officer of Black Hawk Gaming, two of our subsidiaries. From 1996 to 2007, he served as Chairman and Chief Executive Officer of Diversified Opportunities Group Ltd. (“Diversified”), a company co-founded by Mr. Jacobs and his father, Richard E. Jacobs, and based in Cleveland, Ohio, that has investments in gaming companies and other ventures. Jacobs Entertainment, Inc. acquired Diversified on February 22, 2002 and it was dissolved in 2007. Mr. Jacobs serves as the Chairman and Chief Executive Officer of Jacobs Investments, Inc., a company which owns all of our equity securities and which engages in a variety of private equity transactions and other investments. From 1975 to present, Mr. Jacobs has also served as the Chairman and Chief Executive Officer of Jacobs Investments Management Co., Inc., a company engaged in the development, construction and operations of various residential and commercial real estate projects in Ohio. Mr. Jacobs became a director of MTR Gaming Group, Inc. (“MTR”) on May 6, 2008 and became its Chairman on October 31, 2008. MTR has a class of equity securities registered under the Securities Exchange Act of 1934.

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

Brett A. Kramer has been our Chief Financial Officer since December 5, 2006. He has been employed by us and certain of our predecessor subsidiaries for 14 years. He was responsible for overseeing accounting managers and controllers of our multi-state operating subsidiaries, over 30 in all. He has also been involved in developing our system of internal controls in order to comply with various gaming regulations and provisions of the Sarbanes-Oxley Act of 2002. Mr. Kramer was a staff and senior accountant for five years with Deloitte & Touche, LLP. He graduated with a degree in accounting from the University of Colorado in 1990.

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

We are a company wholly owned by Jacobs Investments, Inc. (“JII”), which in turn was 50% owned by Jeffrey P. Jacobs and two of his family trusts, and 50% owned by a revocable trust and an irrevocable trust established by his father, Richard E. Jacobs.  On October 1, 2008, JII redeemed the shares owned by the Richard E. Jacobs Revocable Trust.  As a result, Jeffrey P. Jacobs and his family trusts own 80% of JII’s Class A shares and 100% of its Class B shares.  The Richard E. Jacobs Irrevocable Trust owns 20% of JII’s Class A shares, of which Jeffrey P. Jacobs is the sole trustee.  Additionally, effective October 15, 2008, Richard E. Jacobs resigned his position as a member of the Board of Directors of JEI. Our board of directors, currently consisting only of Jeffrey P. Jacobs, has no nominating, audit, compensation or other committees. Jeffrey P. Jacobs and Richard E. Jacobs had served as our directors since our formation in 2001. The board of directors is elected each year. The board has adopted a code of ethics policy which is applicable to our CEO, CFO and our employees. We rely on our employment procedures and system of internal controls and procedures, to deter wrongdoing and to promote honest and ethical conduct, full, fair and accurate disclosure in our reports, our compliance with governmental laws, rules and regulations, and internal reporting of violations of our policies.

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

Overview and Objectives

As described in Item 12 immediately below, we are a wholly owned subsidiary of a privately-held company, hence we have no publicly traded securities, nor any option or other equity based incentive programs for our executives or employees. Our Chairman and Chief Executive Officer, Jeffrey P. Jacobs, and trusts that he and his father, Richard E. Jacobs, have established, own the equity securities of Jacobs Investments, Inc., the company that owns all of our equity securities.

During 2008, the total cash compensation to Messrs. Jeffrey P. Jacobs and Richard E. Jacobs, who resigned effective October 15, 2008, is limited to an aggregate of $1 million per year under our credit agreements. As a result, most elements of our compensation plans discussed below do not include our CEO, Jeffrey P. Jacobs. However, as also discussed below, our sole shareholder nonetheless is entitled under our credit agreements to certain tax distributions since, as a Subchapter S corporation, our taxable income flows through and is taxed to it. Finally and also as discussed in detail in Item 13 below, Messrs. Jeffrey P. Jacobs and Richard E. Jacobs have received certain direct dividends from us and constructive dividends resulting from the accounting treatment required of certain related party transactions.

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

The following table sets forth information regarding the compensation paid by us to each of the following individuals for services rendered in all capacities for the years indicated:

Name and Principal Position(1)	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation (2)(3)	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Jeffrey P. Jacobs	2008	562,500	250,000					1,340,000	2,152,500
	2007	500,000	167,000					1,609,000	2,276,000
	2006	500,000	250,000					1,513,000	2,263,000

Stephen R. Roark	2008	457,816	133,000						590,816
	2007	406,134	129,188						535,322
	2006	370,529	140,000						510,529

Ian M. Stewart	2008	300,661	65,000						365,661
	2007	282,392	75,000						357,392
	2006	264,769	50,000						314,769

Michael T. Shubic	2008	339,094	98,000						437,094
	2007	314,192	93,303						407,495
	2006	272,445	105,000						377,445

Brett A. Kramer	2008	231,821	70,000						301,821
	2007	205,320	64,594						269,914
	2006	166,921	70,000						236,921

Stanley Politano	2008	171,440	49,000						220,440
	2007	159,239	47,369						206,608
	2006	150,951	54,250						205,201

(1)                                See Item 10 above which describes the principal positions of the named executives.

(2)                                See Item 13 below which describes consulting fees paid to Jacobs Investments Management Co., Inc., an affiliate of Mr. Jacobs.

(3)                                Also see Director Compensation and Item 13 below that describe distributions to our owners during 2008, which directly and indirectly benefited our Chief Executive Officer.

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

Director Compensation

We had two directors, Jeffrey P. Jacobs, who is also our CEO, and Richard E. Jacobs, his father. In 2008, Richard E. Jacobs was paid $187,500 for his service as a director. Effective October 15, 2008, Richard E. Jacobs resigned his position as a member of the Board of Directors of JEI. Our directors received no other compensation for their services as directors.

As explained in Item 13 below, our stockholder received compensation from us in 2008 as a result of amounts accounted for as a distribution resulting from the sale of a certain Nautica Property. Additionally, annual distributions may be made to our owners in an aggregate amount not to exceed the greater of $1 million and 50% of consolidated net income as defined in our credit agreement and indenture. Distributions to our stockholder totaled $1,800,000 in 2008, including $800,000 for the purchase of Lot D.

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

During 2008, there were no interlocking relationships between any member of our board of directors and any of our executive officers that would be required to be disclosed under Item 407(e)(4) of Regulation S-K.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 1, 2009, there were 1,500 shares of our common stock outstanding divided into 1,320 Class A shares and 180 Class B shares. The shares are equal in all respects except that each Class B share entitles the holder to 50,000 votes on each matter required to be voted upon by our shareholders. We have no equity compensation, stock option or similar plans relating to our equity securities. All 1,500 shares (100%) of our issued and outstanding common stock are owned by Jacobs Investments, Inc., a Delaware corporation (“JII”).

The following table sets forth certain information regarding the beneficial ownership of JII’s common stock as of March 1, 2009, for each stockholder who is known by us to own beneficially more than 5% of JII’s common stock.

	Number of Shares		Percentage
Stockholder of JII	Class A	Class B	Class A	Class B
Jeffrey P. Jacobs(1) Golden Bear Plaza East Tower 1170 U.S. Highway One, Suite 600 North Palm Beach, Florida 33408	528	—	32%	—

Jacobs Family Economic and Control Trusts(2) Hahn Loeser & Parks LLP 200 Public Square, Suite 2800 Cleveland, Ohio 44114	792	180	48%	100%

Richard E. Jacobs Irrevocable Trust(3) 25425 Center Ridge Road Cleveland, Ohio 41445	326	—	20%	—

All executive officers and directors as a group	528	—	32%	—

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

(3)                                Jeffrey P. Jacobs is the sole trustee of the Richard E. Jacobs Irrevocable Trust.

(4)                                The trusts referred to in the two preceding notes are referred to herein collectively as the “Trusts.”

Item 13.                                                    Certain Relationships and Related Transactions, and Director Independence.

In order to assist us in our efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, we have a consulting agreement with Jacobs Investments Management Co. Inc. (“JIMCO”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two former directors of Colonial. On June 16, 2006, this consulting agreement was amended and restated retroactive to January 1, 2006 for a period of 20 years, and calls for $1.25 million per year payable in two equal installments of $625,000 on January 1st and July 1st each year plus two and one-half percent (2.5%) of budgeted development costs for projects undertaken by us, if certain debt covenant ratios are met. Totals incurred under this agreement with JIMCO were $1,340,000, $1,609,000 and $1,513,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

We provide monthly management and accounting services for various truck stops owned by Gameco Holdings, Inc. (“Gameco”), another wholly owned subsidiary of JII. Charges to the affiliate for these management services totaled $1,157,000, $1,035,000, and $302,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Additionally, we provide shared services such as a branded fuel card that can be used at the truck stops owned both by us and Gameco, and repair parts purchased by Gameco from us. These transactions result in receivables from and payables to Gameco. As of December 31, 2008 and 2007, these transactions resulted in net payables to affiliate totaling $210,000 and $435,000, respectively. We expect to continue to render management and accounting services to Gameco in the future. We believe the fees paid to us are no less favorable to us than those that would be paid to unaffiliated vendors.

We may invest up to $3 million per year in private or publicly traded securities of unaffiliated companies. These investments may be selected and managed by JII, provided that under our senior credit agreement our pro forma consolidated leverage ratio (ratio of our total pro forma debt to our pro forma EBITDA) must be 5.0 to 1.0 or less after giving effect to any such investment and provided that under our note indenture our fixed charge coverage ratio (ratio of our Consolidated EBITDA to our fixed charges, primarily interest) was at least 2.0 to 1.0 for the preceding four quarter period; and provided further that to the extent that less than $3.0 million in the aggregate of such investments are made in any fiscal year, the unused amount may be used in the succeeding fiscal year, subject to the pro forma leverage condition just discussed. Furthermore, we may invest an aggregate amount not to exceed $5.0 million at any time outstanding.  At December 31, 2008, we had invested $7,943,000 (cost) in the securities of an unaffiliated public company; the market value of such securities at December 31, 2008 was $1,367,000.

Gameco owns and has the right to acquire additional video gaming truck plazas in Louisiana. We have the right to purchase any existing or future video gaming facilities acquired by Gameco at a price equal to (i) the lesser of (a) seven times trailing 12 months EBITDA, and (b) the sum of the consideration paid by the affiliated company plus or minus an adjustment for working capital and plus an amount equal to the trailing 12 months EBITDA, or (ii) an amount supported by a fairness opinion by a nationally recognized accounting, investment banking or appraisal firm; provided that after giving effect to each such acquisition and pro forma for contemplated expenditures, (x) there must be at least $10,000,000 of undrawn availability under our revolving credit line, (y) we must be in pro forma compliance with all financial covenants under our credit agreements, and (z) we must maintain specified levels with respect to our consolidated total leverage ratio. Any such acquisitions by us could result in significant profits to Gameco.

During July 2006, we acquired from affiliated parties several options to lease and options to purchase six parcels of land and certain improvements on the west bank of the Cuyahoga River in Cleveland, Ohio. We refer to these properties, covering an aggregate of approximately 624,000 square feet of land (14.4 acres) and a building comprised of 47,380 square feet of net rentable space, as the Nautica Properties. The Nautica Properties currently require aggregate option payments totaling $200,000 per year.

During March 2008, we exercised our option to acquire one of these parcels referred to as “Lot D.”  On April 1, 2008, we purchased this parcel for $800,000, which was accounted for as a distribution to our stockholder.  The company that owned this parcel of land and parking lot business was wholly owned by our Chairman and Chief Executive Officer. The net assets acquired were $131,000, resulting in an effective net distribution of $669,000. Additionally, on January 15, 2009, we exercised our option to acquire another of these parcels referred to as “Sugar Warehouse,” and on January 21, 2009, we purchased this parcel for $2,575,000.  The company that owned this building was 29.5% owned by our Chairman and Chief Executive Officer and 70.5% owned by third parties.  An affiliate

(“Affiliate”) of our Chairman and Chief Executive Officer is the general partner and a limited partner of the seller, a limited partnership.  Of the net proceeds from the sale, the Affiliate received approximately $80,000 (subject to increase depending on tax adjustments) attributable to its partnership interests and repayment to the Affiliate of a $504,000 loan.

The option agreements give us the right until July 2010 to purchase one of the remaining parcels and the right to purchase or enter into long-term leases on the remaining three parcels. Our Chairman and Chief Executive Officer owns varying interests in three of the four remaining parcels.  The option agreements may be extended.

Although we may elect not to exercise all the options unless casino gaming opportunities arise, we nonetheless have the right to acquire all or part of the Nautica Properties for other purposes. If casino gaming is not legalized but we decide to exercise our options, the aggregate purchase price would be approximately $3.0 million for one of the parcels and the aggregate annual lease payments on the remaining three parcels would be approximately $355,000. If all four remaining parcels are purchased and none leased, the total purchase price would be approximately $7 million, less any aggregate option payments previously made. The purchase price and rent payments would be increased based on independent appraisals of the land and improvement values if, in the future, casino gaming were to become legalized in Ohio and a casino is licensed at Nautica.

Director Independence

We are a privately held company wholly owned by Jacobs Investments, Inc. which in turn is owned beneficially by our director, Jeffrey P. Jacobs, who is also our Chief Executive Officer and several trusts created by him or his father, Richard E. Jacobs. Therefore, our board of directors is not independent, nor are any independence standards applicable to us as a result of stock exchange or any other self regulatory organization’s requirements.

The transactions reported above were approved by our two directors who were also the persons controlling JII, our sole stockholder.  One director resigned on October 15, 2008 leaving Jeffrey P. Jacobs, our Chief Executive Officer, as our sole director.  Mr. Jacobs approves all transactions required to be reported under this Item giving due regard to the covenants in our bank credit agreement and in our note indenture.

Item 14.                                                    Principal Accountant Fees and Services.

Fees paid to our registered public accounting firm for the last two years were as follows:

	Year Ended
	December 31,
	2008	2007
Audit fees	$1,100,000	$992,000
Audit related fees*	29,000	21,000
Tax fees**	334,000	271,000
All other fees	122,000	258,000

*                                         Audit-related fees are comprised of our 401(k) audits and fees.

**                                  Tax fees are principally comprised of preparation of federal and state corporate income tax returns, various state tax returns, and research and related tax consultation services.

We have no audit committee. Our board of directors considered and determined that provision of the services described above and amounts paid for those services are compatible with maintaining our principal accountant’s independence.

Item 15.                                                    Exhibits and Financial Statement Schedules.

(a)                                  Financial Statements and Financial Statement Schedules

(1)                                  Financial Statements filed herewith are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2)                                  No Financial Statement Schedules are included herein because such schedules are not applicable, are not required, or because the required financial information is included in the Consolidated Financial Statements or notes thereto.

(b)                                 Exhibits

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger dated as of April 25, 2001, among Black Hawk Gaming & Development Company, Gameco, Inc. and BH Acquisition, Inc.

2.2(1)	Amendment to Agreement and Plan of Merger dated as of November 12, 2001 among Black Hawk Gaming & Development Company, Inc., Gameco, Inc. and BH Acquisition, Inc.

2.3(1)	Exchange Agreement dated February 22, 2002 among Gameco, Inc., Jeffrey P. Jacobs and The Richard E. Jacobs Revocable Trust.

2.4(1)	Agreement and Plan of Merger dated as of June 11, 2001 among Colonial Holdings, Inc., Gameco, Inc. and Gameco Acquisitions, Inc.

2.5(1)	Amendment to Agreement and Plan of Merger dated as of November 16, 2001 among Colonial Holdings, Inc., Gameco, Inc. and Gameco Acquisition, Inc.

2.6(1)	Agreement and Plan of Merger, dated February 22, 2002 between Gameco, Inc. and Jacobs Entertainment, Inc.

3.1(1)	Certificate of Incorporation of Gameco, Inc.

3.2(1)	By-Laws of Gameco, Inc.

3.3(1)	Articles of Incorporation of Black Hawk Gaming & Development Company, Inc.

3.4(1)	Bylaws of Black Hawk Gaming & Development Company, Inc.

3.5(1)	Articles of Incorporation of Gold Dust West Casino, Inc.

3.6(1)	Code of By-laws of Gold Dust West Casino, Inc.

3.7(1)	Articles of Organization of Black Hawk/Jacobs Entertainment, LLC.

3.8(1)	Operating Agreement of Black Hawk/Jacobs Entertainment, LLC.

3.9(1)	Joint Venture Agreement of Gilpin Hotel Venture.

3.10(1)	Articles of Incorporation of Gilpin Ventures, Inc.

3.11(1)	By-Laws of Gilpin Ventures, Inc.

3.12(1)	Articles of Incorporation of Jalou II Inc. (merged out of existence on December 31, 2007).

3.13(1)	By-Laws of Jalou II Inc. (merged out of existence on December 31, 2007).

3.14(1)	Articles of Incorporation of Winner’s Choice Casino, Inc., now Cash Magic Winner’s Choice, LLC

3.15(1)	By-Laws of Winner’s Choice Casino, Inc., now Cash Magic Winner’s Choice, LLC

3.16(1)	Articles of Organization of Diversified Opportunities Group Ltd. (dissolved December 31, 2007).

3.17(1)	Articles of Organization of Jalou L.L.C. (dissolved December 31, 2007).

3.18(1)	Articles of Organization of Houma Truck Plaza & Casino, L.L.C.

3.19(1)	Articles of Organization of Jalou-Cash’s L.L.C.

3.20(1)	Articles of Incorporation of JACE, Inc. (converted to LLC, Exhibit 3.24).

3.21(1)	Articles of Organization of Lucky Magnolia Truck Stop and Casino, L.L.C.

3.22(1)	Articles of Organization of Bayou Vista Truck Plaza and Casino, L.L.C.

3.23(1)	Articles of Organization of Raceland Truck Plaza and Casino, L.L.C.

3.24(1)	Articles of Organization of JACE, LLC (duplicate of Exhibit 3.20).

3.25(2)	Certificate of Amendment of Certificate of Incorporation of Gameco, Inc.

3.26(2)	Amended and Restated Certificate of Limited Partnership of Colonial Downs, L.P.

3.27(2)	Limited Partnership Agreement of Colonial Downs, L.P.

3.28(2)	Amended and Restated Articles of Incorporation of Colonial Downs Holdings, Inc.

3.29(2)	Amendment to Articles of Incorporation of Colonial Downs Holdings, Inc.

3.30(2)	Bylaws of Colonial Downs Holdings, Inc.

3.31(2)	Articles of Incorporation of Stansley Racing Corp.

3.32(2)	Articles of Amendment to the Articles of Incorporation of Stansley Racing Corp.

3.33(2)	Bylaws of Stansley Racing Corp.

3.34(2)	Amended and Restated Operating Agreement of Diversified Opportunities Group Ltd.

3.35(2)	Amendment to the Operating Agreement of Black Hawk/Jacobs Entertainment, LLC.

3.36(2)	Amendment to the Certificate of Incorporation of Gameco, Inc.

3.37(8)	Articles of Organization of Jalou Breaux Bridge, LLC dated January 29, 2003.

3.38(8)	Articles of Organization of Jalou Eunice, LLC dated March 27, 2003.

3.39(8)	Articles of Organization of Jalou of Jefferson, LLC dated September 23, 2003.

3.40(10)	Certificate of Amendment of Certificate of Incorporation of Jacobs Entertainment, Inc. dated September 27, 2005.

3.41(10)	Articles of Incorporation of Jacobs Piñon Plaza Entertainment, Inc. dated November 2, 2005.

3.41A(12)	Bylaws of Jacobs Piñon Plaza Entertainment, Inc. dated November 8, 2005.

3.42(12)	Articles of Organization of Fuel Stop 36, LLC dated August 24, 1989.

3.43(12)	Articles of Organization of Jalou of Larose, LLC dated November 3, 2005, now Cash Magic Larose, LLC.

3.44(12)	Articles of Incorporation of Jacobs Elko Entertainment, Inc.

3.45(12)	Bylaws of Jacobs Elko Entertainment, Inc.

3.46(12)	Articles of Organization of Jacobs Dakota Works, LLC.

3.47(12)	Operating Agreement of Jacobs Dakota Works, LLC.

3.48(12)	Articles of Organization of Jalou Diamond L.L.C.

3.49(12)	Limited Liability Company Agreement of Jalou Diamond L.L.C.

3.50(12)	Articles of Organization of Jalou Magic L.L.C. (nka Cash Magic Vinton, LLC).

3.51(12)	Limited Liability Company Agreement of Jalou Magic L.L.C. (nka Cash Magic Vinton, LLC).

3.52(12)	Articles of Organization of Jalou of Vinton-Bingo, LLC.

3.53(12)	Limited Liability Company Agreement of Jalou of Vinton-Bingo, LLC.

3.54(12)	Articles of Organization of Jalou of Vinton, LLC.

3.55(12)	Limited Liability Company Agreement of Jalou of Vinton, LLC.

3.56(12)	Articles of Organization of Jalou of St. Helena, LLC. (nka Cash Magic St. Helena, LLC).

3.57(12)	Limited Liability Company Agreement of Jalou of St. Helena, LLC. (nka Cash Magic St. Helena, LLC).

3.58(12)	Amended and Restated Articles of Incorporation of Jacobs Piñon Plaza Entertainment, Inc.

3.59(12)	Articles of Organization of Jalou of St. Martin, L.L.C.

3.60(12)	Limited Liability Company Agreement of Jalou of St. Martin, L.L.C.

3.61(12)	Limited Liability Company Agreement of Jalou L.L.C. (dissolved as of December 31, 2007).

3.62(12)	Operating Agreement of Houma Truck Plaza Stop and Casino, L.L.C.

3.63(12)	Limited Liability Company Agreement of Jalou-Cash’s L.L.C.

3.64(12)	Limited Liability Company Agreement of Lucky Magnolia Truck Stop and Casino, L.L.C.

3.65(12)	Limited Liability Company Agreement of Bayou Vista Truck Plaza and Casino, L.L.C.

3.66(12)	Limited Liability Company Agreement of Raceland Truck Plaza and Casino, L.L.C.

3.67(12)	Limited Liability Company Agreement of Jalou Breaux Bridge, LLC.

3.68(12)	Limited Liability Company Agreement of Jalou of Eunice, LLC.

3.69(12)	Limited Liability Company Agreement of Jalou of Jefferson, LLC.

3.70(12)	Limited Liability Company Agreement of Jalou of Larose, LLC, now Cash Magic Larose, LLC.

3.71(12)	Articles of Organization of Colonial Downs, LLC.

3.72(12)	Operating Agreement of Colonial Downs, LLC.

3.73(12)	Articles of Organization of JRJ Properties, LLC.

3.74(12)	Limited Liability Company Agreement of JRJ Properties, LLC.

3.75(12)	Articles of Organization of Virginia Concessions, LLC.

3.76(12)	Amended and Restated Operating Agreement of Virginia Concessions, LLC.

3.77A(12)	Articles of Amendment to the Articles of Incorporation of Old Dominion Racing Association, Inc.

3.77B(12)	Articles of Amendment to the Articles of Incorporation of Old Dominion Racing Association, Inc.

3.77C(12)	Articles of Amendment to the Articles of Incorporation of Old Dominion Jockey Club, Inc.

3.77D(12)	Articles of Amendment to the Articles of Incorporation of Maryland-Virginia Racing Circuit, Inc.

3.78(17)	Articles of Organization of Jalou Fox, LLC dated November 14, 2005.

3.79(17)	Limited Liability Company Agreement of Jalou Fox, LLC dated September 1, 2005.

3.80(19)	Articles of Organization of Jalou Silver Dollar, LLC.

3.81(19)	Limited Liability Company Agreement of Jalou Silver Dollar, LLC.

3.82(20)	Certificate of Incorporation of Jacobs Nautica Development, Inc.

3.83(20)	Bylaws of Jacobs Nautica Development, Inc.

3.84(22)	Certificate of Formation of Diamondhead Real Estate, LLC

3.85(22)	Limited Liability Company Agreement of Diamondhead Real Estate, LLC

3.86(22)	Articles of Organization of JEI Distributing, LLC

3.87(22)	Limited Liability Company Agreement of JEI Distributing, LLC

3.88(22)	Certificate of Incorporation of Jacobs Sugar Warehouse, Inc.

3.89(22)	Bylaws of Jacobs Sugar Warehouse, Inc.

4.1(13)	Trust Indenture Agreement by and between Jacobs Entertainment, Inc. and Wells Fargo Bank, as Trustee, dated June 16, 2006.

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

10.12(12)	Consulting Agreement dated January 1, 2006 and amended June 16, 2006, by and among Jacobs Entertainment, Inc. and Jacobs Investments Management Co., Inc.

10.13(12)	Fourth Amendment to Option Purchase Agreement dated May 15, 2006 between Dakota/Blackhawk, LLC and Jacobs Entertainment, Inc.

10.14(12)	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Nautica Phase 2 Limited Partnership.

10.15(12)	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Jacobs Lot D, Inc.

10.16(12)	Option Agreement dated April 18, 2006 between Jacobs Entertainment, Inc. and Flats Development, Inc.

10.17(12)	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Sycamore & Main, Inc.

10.18(12)	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Nautica Peninsula Land Limited Partnership.

10.19(12)	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Sugar Warehouse Limited Partnership.

10.20(12)	Lease and Option to Purchase Agreement dated June 21, 2006 by and between Curray Corporation, Texas Pelican, LLC and Jalou of Vinton, LLC.

10.21(12)	Amendments to Thoroughbred Horsemen’s Agreements, dated May 11, 2006, by and between Colonial Downs, L.P. and The Virginia Horsemen’s Benevolent and Protective Association, Inc.

10.22(12)	Amendment to Standard Horsemen’s Agreements, dated May 26, 2006, by and between Colonial Downs, L.P. and The Virginia Harness Horse Association.

10.23(16)	Executive Employment Agreement dated December 5, 2006 between Jacobs Entertainment, Inc. and Stephen R. Roark.

10.24(16)	Executive Employment Agreement effective July 1, 2006 between Jacobs Entertainment, Inc. and Michael T. Shubic.

10.25(16)	Executive Employment Agreement effective August 1, 2006 between Jacobs Entertainment, Inc. and Ian M. Stewart.

10.26(16)	Executive Employment Agreement dated December 5, 2006 between Jacobs Entertainment, Inc. and Brett Kramer.

10.27(16)	Executive Employment Agreement dated December 5, 2006 between Jacobs Entertainment, Inc. and Stanley Politano.

10.28(17)	Membership Interests Purchase Agreement dated August 20, 2007 by and between Gameco Holdings, Inc. and Jacobs Entertainment, Inc.

10.28A(18)	Amendment No. 1 dated May 4, 2007 to Credit Agreement among Jacobs Entertainment, Inc. and various lenders.

10.29(19)	Asset Purchase Agreement dated October 4, 2006 regarding the Silver Dollar Truck Plaza.

10.30(20)	Purchase Agreement dated March 14, 2008 regarding Jacobs Lot D, Inc.

10.31(21)	Amendment No. 2 dated February 5, 2009 to Credit Agreement among Jacobs Entertainment, Inc. and various lenders.

12(22)	Computation of Ratio of Earnings to Fixed Charges.

14.1(19)	Code of Ethics (as revised).

21.2(22)	Subsidiaries of Jacobs Entertainment, Inc.

25.1(12)	Statement of Eligibility of Trustee on Form T-1.

31.1(22)	Chief Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(22)	Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(22)	Chief Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(22)	Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated hereby by reference from our registration statement on Form S-4 (SEC Registration No. 333-88242) filed on May 14, 2002.
(2)	Incorporated hereby by reference from Amendment No. 1 of our registration statement on Form S-4 (SEC Registration No. 333-88242) filed on August 8, 2002.
(3)	Incorporated hereby by reference from our Form 10-K filed on March 29, 2004.
(4)	Incorporated hereby by reference from our Form 10-K filed on March 31, 2003.
(5)	Incorporated by reference from our Form 10-Q filed August 13, 2004.
(6)	Incorporated hereby by reference from our Report on Form 8-K filed October 7, 2004.
(7)	Incorporated hereby by reference to Exhibits 2.01(a) and 2.01(b) from our Report on Form 8-K dated March 4, 2005.
(8)	Incorporated hereby by reference from our Form 10-K filed March 28, 2005.
(9)	Incorporated hereby by reference from our Report on Form 8-K filed on March 4, 2005.
(10)	Incorporated by reference from our Form 10-Q filed November 14, 2005.
(11)	Incorporated hereby by reference from our Report on Form 8-K filed on November 15, 2005.
(12)	Incorporated hereby by reference from our registration statement on Form S-4 (SEC Registration No. 333-136066) filed on July 27, 2006.
(13)	Incorporated hereby by reference from our Form 8-K filed on March 23, 2006.
(14)	Incorporated hereby by reference from our Form 8-K filed on June 22, 2006.
(15)	Incorporated hereby by reference from our Form 10-K filed on March 29, 2006.
(16)	Incorporated hereby by reference from our Form 8-K filed on December 8, 2006.
(17)	Incorporated hereby by reference from our Form 8-K filed on September 6, 2007.
(18)	Incorporated hereby by reference from our Form 8-K filed on May 10, 2007.
(19)	Incorporated hereby by reference from our Form 10-K filed on March 26, 2008.
(20)	Incorporated hereby by reference from our Form 10-Q filed on May 13, 2008.
(21)	Incorporated hereby by reference from our Form 8-K filed on February 6, 2009.
(22)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACOBS ENTERTAINMENT, INC.

By:	/s/ JEFFREY P. JACOBS
Jeffrey P. Jacobs
Chief Executive Officer

By:	/s/ BRETT A. KRAMER
Brett A. Kramer
Chief Financial Officer

Date: March 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY P. JACOBS	Chairman of the Board of Directors and Chief	March 18, 2009
Jeffrey P. Jacobs	Executive Officer (Principal Executive Officer)

/s/ BRETT A. KRAMER	Chief Financial Officer	March 18, 2009
Brett A. Kramer	(Principal Financial and Accounting Officer)

Jacobs Entertainment, Inc.

Consolidated Financial Statements as of December 31, 2008 and 2007, and for the Years Ended December 31, 2008, 2007 and 2006, and Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Jacobs Entertainment, Inc.
Golden, Colorado

We have audited the accompanying consolidated balance sheets of Jacobs Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jacobs Entertainment, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 18, 2009

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2008 AND 2007

(Dollars in thousands)

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,790	$24,397
Restricted cash	1,423	1,398
Accounts receivable, net of allowance for doubtful accounts of $740 and $521, respectively	2,967	3,609
Inventory	3,421	3,328
Prepaid expenses and other current assets	2,951	2,785
Total current assets	32,552	35,517
PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	59,451	56,372
Buildings and improvements	181,468	177,716
Equipment, furniture and fixtures	87,332	80,999
Leasehold improvements	1,625	2,460
Construction in progress	945	837
	330,821	318,384
Less accumulated depreciation	(86,214)	(69,683)
Property, plant and equipment, net	244,607	248,701
OTHER NONCURRENT ASSETS:
Goodwill	46,471	46,670
Identifiable intangible assets, net	9,192	9,491
Debt issue costs, net	6,795	8,276
Investment in equity securities	1,367	5,524
Other assets	1,545	1,736
Total other noncurrent assets	65,370	71,697
TOTAL	$342,529	$355,915

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$21,638	$22,713
Gaming taxes payable	3,195	3,279
Interest payable	992	1,027
Due to affiliate	210	435
Current portion of long-term debt and capital lease obligations	1,339	1,301
Total current liabilities	27,374	28,755

Long-term debt and capital lease obligations	289,358	298,045
Other noncurrent liabilities	891	690
Total liabilities	317,623	327,490
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDER’S EQUITY:
Class A Common stock, $.01 par value; 1,800 shares authorized, 1,320 shares issued and outstanding as of December 31, 2008 and 2007	—	—
Class B Common stock, $.01 par value; 200 shares authorized, 180 shares issued and outstanding as of December 31, 2008 and 2007	—	—
Additional paid-in capital	30,251	32,051
Accumulated deficit	(5,345)	(1,207)
Accumulated other comprehensive loss	—	(2,419)
Total stockholder’s equity	24,906	28,425
TOTAL	$342,529	$355,915

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(Dollars in thousands)

	2008	2007	2006
REVENUES
Gaming:
Casino	$139,492	$144,656	$121,483
Truck stop	67,590	64,322	66,418
Pari-mutuel	38,657	41,309	39,787
Food and beverage	30,736	29,260	25,069
Convenience store—fuel	97,021	81,329	77,520
Convenience store—other	12,908	11,133	10,611
Hotel	4,101	4,415	3,509
Other	5,737	5,387	4,451
Total revenues	396,242	381,811	348,848
Less: Promotional allowances	(33,718)	(31,953)	(26,438)
Net revenues	362,524	349,858	322,410

COSTS AND EXPENSES
Gaming:
Casino	46,809	48,427	43,567
Truck stop	40,990	37,954	37,621
Pari-mutuel	31,172	32,977	32,559
Food and beverage	15,417	16,416	13,704
Convenience store—fuel	90,714	77,269	73,389
Convenience store—other	17,222	15,175	14,283
Hotel	1,038	1,115	734
Marketing, general and administrative	68,533	69,342	60,787
Loss on change in fair value of investment in equity securities	6,577	—	—
Goodwill impairment	199	—	—
Abandonment costs	829	—	—
Depreciation and amortization	19,935	18,104	14,105

Total costs and expenses	339,435	316,779	290,749

OPERATING INCOME	23,089	33,079	31,661

Interest income	194	345	382
Interest expense, net of amounts capitalized	(27,421)	(28,412)	(32,653)
Pre-payment penalties, tender and consent costs	—	—	(9,321)

(LOSS) INCOME BEFORE INCOME TAXES	(4,138)	5,012	(9,931)

Income tax benefit	—	—	103

NET (LOSS) INCOME	$(4,138)	$5,012	$(9,828)

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(Dollars in thousands)

	Common Stock			Additional	Retained Earnings	Accumulated Other
	Class A Shares	Class B Shares	Amount*	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Total
BALANCES, JANUARY 1, 2006	1,320	180	$—	$57,039	$14,083		$71,122
Capital contribution				6,276			6,276
Distributions				(27,704)	(6,501)		(34,205)
Comprehensive income (loss):
Change in fair value of equity securities available-for-sale						$1,999	1,999
Net loss					(9,828)		(9,828)
Total comprehensive loss							(7,829)
BALANCES, DECEMBER 31, 2006	1,320	180	$—	$35,611	$(2,246)	$1,999	$35,364
Capital contribution				8,910			8,910
Distributions				(12,470)	(3,973)		(16,443)
Comprehensive income (loss):
Change in fair value of equity securities available-for-sale						(4,418)	(4,418)
Net income					5,012		5,012
Total comprehensive income							594
BALANCES, DECEMBER 31, 2007	1,320	180	$—	$32,051	$(1,207)	$(2,419)	$28,425
Distributions				(1,800)			(1,800)
Comprehensive income (loss):
Change in fair value of equity securities (Note 6)						2,419	2,419
Net loss					(4,138)		(4,138)
Total comprehensive loss							(1,719)
BALANCES, DECEMBER 31, 2008	1,320	180	$—	$30,251	$(5,345)	$—	$24,906

*                                        The par value amount of Jacobs Entertainment, Inc. common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 above due to rounding.

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(Dollars in thousands)

	2008	2007	2006
OPERATING ACTIVITIES:
Net (loss) income	$(4,138)	$5,012	$(9,828)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,935	18,104	14,105
Goodwill impairment	199	—	—
Loss on change in fair value of investment in equity securities	6,577	—	—
Loss (gain) on sale of equipment	240	(115)	201
Deferred financing cost amortization and write-off	1,481	1,510	7,508
Note issue discount amortization and write-off	—	—	2,189
Note issue premium amortization and write-off	—	—	(1,811)
Noncash abandonment costs	782	—	—
Other	(75)	55	385
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(25)	(447)	564
Accounts receivable, net	642	1,137	(1,737)
Inventory	(93)	(608)	(250)
Prepaid expenses and other assets	11	172	(233)
Accounts payable and accrued expenses	524	2,584	2,886
Gaming taxes payable	(84)	74	39
Interest payable	(35)	(271)	(6,817)
Due from/to affiliate	(385)	1,926	(2,589)
Net cash provided by operating activities	25,556	29,133	4,612
INVESTING ACTIVITIES:
Additions to property, plant and equipment	(17,178)	(28,296)	(24,357)
Proceeds from sale of equipment	370	280	72
Purchase of device rights	(900)	(1,002)	(868)
Purchase of available-for-sale securities	—	—	(7,943)
Acquisitions, net of cash acquired:
Casino	—	—	(14,702)
Truck stops	—	(4,234)	(6,250)
Net cash used in investing activities	(17,708)	(33,252)	(54,048)
FINANCING ACTIVITIES:
Proceeds from note issuance	—	—	210,000
Payments to obtain financing	—	(342)	(10,415)
Proceeds from long-term debt	—	—	60,000
Proceeds from revolving line of credit	20,038	38,500	26,461
Capital contributions from stockholders	—	—	591
Payments on long-term debt (including $19,489 paid to related parties in 2006)	(1,693)	(1,494)	(172,480)
Payments on revolving line of credit	(27,000)	(15,000)	(31,051)
Distributions to stockholders	(1,800)	(17,443)	(33,205)
Net cash (used in) provided by financing activities	(10,455)	4,221	49,901
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,607)	102	465
CASH AND CASH EQUIVALENTS—Beginning of year	24,397	24,295	23,830
CASH AND CASH EQUIVALENTS—End of year	$21,790	$24,397	$24,295
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (including $768 paid to related parties in 2006), net of amounts capitalized	$26,130	$27,613	$31,085
Non-cash investing and financing activities:
Capital contribution exchanged for retirement of note paid by affiliate	$—	$8,910	$5,685
Non-cash additions to property	$988	$2,386	$5,374
Acquisition of property under capital lease agreements	$—	$40	$287
Distributions payable	$—	$—	$1,000

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007, AND FOR THE
YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
(Dollars in thousands)

1.                   BUSINESS AND ORGANIZATION

Jacobs Entertainment, Inc. (“JEI,” the “Company,” “us,” “our,” or “we”) was formed on April 17, 2001, as a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended, to become a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Nevada, Louisiana, and Virginia.  We are a wholly-owned subsidiary of Jacobs Investments, Inc. (“JII”).  Effective October 1, 2008, 80% of the Class A shares of JII are owned by Jeffrey P. Jacobs, our Chief Executive Officer, and two of his family trusts, and 20% of the Class A shares are owned by an irrevocable trust established by his father, Richard E. Jacobs, of which Jeffrey P. Jacobs is the sole trustee.  Additionally, Jeffrey P. Jacobs’ family trusts own all 180 outstanding shares of JII’s Class B common stock.  These persons and their affiliates are referred to herein as “Jacobs.”  As of December 31, 2008, we own and operate five casinos through wholly-owned subsidiaries.  Our casinos include The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Hotel Casino (“Gilpin”), both in Black Hawk, Colorado, the Gold Dust West Casino (“Gold Dust West-Reno”) in Reno, Nevada, the Gold Dust West-Carson City (“Gold Dust West-Carson City”) in Carson City, Nevada and the Gold Dust West-Elko (“Gold Dust West-Elko”) in Elko, Nevada, which opened on March 5, 2007.  JEI also owns and operates 18 truck plaza video gaming facilities in Louisiana, which are collectively referred to as “Jalou,” “truck stops” or “truck plazas.”  We also receive a percentage of gaming revenue from an additional truck plaza video gaming facility.  Finally, JEI owns and operates a horse racing track with eight satellite wagering facilities in Virginia through a wholly-owned subsidiary, Colonial Holdings, Inc. (“Colonial”).

On June 16, 2006, we acquired three truck plaza video gaming facilities, land and equipment in Louisiana; and on September 4, 2007, we acquired one additional truck plaza video gaming facility in Louisiana, all of which were previously owned by Jacobs.  The purchases of these truck plaza video gaming facilities were accounted for as combinations of entities under common control.  Our 2007 and 2006 financial statements were previously adjusted to include the operations of these truck plaza acquisitions from January 1, 2006 to their respective acquisition dates.  Additionally, on April 1, 2008, we acquired one of the Nautica parcels (see Note 7) referred to as “Lot D.”  The company that owned this parcel of land and parking lot business was wholly owned by our Chairman and Chief Executive Officer. The purchase of this parking lot business was accounted for as a combination of entities under common control.  Accordingly, the accompanying consolidated financial statements have been retroactively adjusted to include the operations of Lot D from January 1, 2006.  See Note 4 below.

2.                   SIGNIFICANT ACCOUNTING POLICIES

Consolidation—The accompanying consolidated financial statements include the accounts of JEI and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents—We consider all demand deposits and time deposits with original maturities of three months or less to be cash equivalents.

Restricted Cash—Amounts due under agreements with the Virginia Horsemen’s Benevolent and Protective Association, Inc. and the Virginia Harness Horse Association are accrued based on the terms of the agreements.  Funds for purses for future live race meets are held in restricted cash accounts.

Accounts Receivable—Our accounts receivable balances primarily consist of receivables from convenience store fuel sales on account.  Generally, our receivables are collected within two months, and we have had minimal bad debt losses.  We routinely assess the recoverability of all material receivables to determine their collectibility.

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

Identifiable Intangible Assets—Identifiable intangible assets are comprised of revenue rights, device use rights associated with video poker machines used at each truck stop, and restriction agreements associated with certain Jalou truck stop acquisitions.  Revenue rights are amortized on a straight line basis over 50 years, representing the term of the related agreement.  Device use rights are amortized on a straight line basis over five years, representing the terms of the related agreements.  Restriction agreements are amortized on a straight line basis over five or ten years, representing the terms of the related agreements.

Capitalized Interest—Interest costs associated with major construction projects are capitalized.  When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing.  Capitalization of interest ceases when the project or discernible portions of the project are substantially complete.  We amortize capitalized interest over the estimated useful life of the related asset.  Capitalized interest for the years ended December 31, 2008, 2007 and 2006 was $0, $159 and $154, respectively.

Debt Issue Costs—Debt issue costs that are incurred by us in connection with the issuance of debt are capitalized and amortized to interest expense, using the effective interest method, over the expected terms of the related debt agreements.

Investments in Equity Securities—Investments in equity securities are recorded at fair value and included in other noncurrent assets.  See Note 6.

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

Promotional Allowances—Gross revenues include the retail amount of rooms, food and beverages, and other goods and services provided gratuitously to customers.  When computing net revenues, the retail amount of rooms, food and beverages and coupons, as well as slot club player point redemptions, is deducted from gross revenues as promotional allowances.  The estimated cost of such complimentary services in our casino operations for rooms, food, and beverages is charged to casino operations.  The estimated cost of such complimentary services in our truck stops related to video poker operations for food and beverages is charged to truck stop operations.  The estimated cost of such complimentary services in our truck stops related to fuel operations for food and beverages is charged to convenience store operations.  The estimated costs of complimentary services charged to casino operations, truck stop operations and convenience store operations, respectively, are as follows:

	Years Ended December 31
	2008	2007	2006

Casino operations	$13,686	$11,012	$10,445
Truck stop operations	2,243	2,005	1,738
Convenience store operations	463	599	507

Comprehensive Income (Loss)—We account for comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income, which established standards for the reporting and presentation of comprehensive income in our consolidated financial statements.  We present comprehensive income (loss) in our consolidated statements of stockholder’s equity.

Income Taxes—We have elected for income tax purposes to be treated as a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended, and, consequently, no current or deferred income taxes have been reflected in the accompanying consolidated financial statements as these taxes are the responsibility of the stockholder.  See Note 13 for information relating to the income tax benefit for the year ended December 31, 2006.

Long-Lived Assets—We periodically evaluate the value of long-lived assets, including property, plant and equipment and identifiable intangibles, for potential impairment.  If an impairment is indicated, such impaired assets are written down to their estimated fair value.  As of December 31, 2008 and 2007, we determined that there was no impairment of our long-lived assets other than those discussed in Notes 3 and 12.

Operating Segments—We have four reportable segments (Colorado, Nevada, Virginia, and Louisiana), as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  See Note 15.

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

We periodically evaluate our policies, and the estimates and assumptions related to such accounting principles.  All of our subsidiary companies operate in a highly regulated industry.  Our operations are subject to regulations that describe and regulate operating and internal control procedures.  The majority of gaming revenue is in the form of cash which by nature does not require complex estimations.  We estimate certain liabilities with payment periods that extend for longer than several months.  Such estimates include the self-insured medical and workers compensation liabilities and litigation costs.  Furthermore, we believe that these estimates are reasonable based on past experience with the business and based upon assumptions related to possible outcomes in the future.  Actual results could differ from those estimates.

Furthermore, we have determined that the policies associated with our long-lived assets, goodwill and identifiable intangible assets, and related estimates are critical to the preparation of our consolidated financial statements.  We have a significant investment in long-lived property and equipment.  We estimate that the undiscounted future cash flows expected to result from the use of these assets exceeds the current carrying value of these assets.  Any adverse change to the estimate of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results.  We estimate the useful lives for our assets based on historical experience, estimates of assets’ commercial lives, and the likelihood of obsolescence.  Should the actual useful life of a class of assets differ from the estimated useful life, we would record an impairment charge.

New Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 was effective for us on January 1, 2008. We partially adopted SFAS 157 as of January 1, 2008, pursuant to FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. FSP No. FAS 157-2 states that a measurement is recurring if it happens at least annually and defines nonfinancial assets and nonfinancial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in SFAS 159.  The statement also notes that if SFAS 157 is not applied in its entirety, we must disclose: (1) that we have only partially adopted SFAS 157 and (2) the categories of assets and liabilities recorded or disclosed at fair value to which the statement was not applied.

We chose to adopt FSP No. FAS 157-2 as of January 1, 2008 and delay full application of SFAS 157.  Therefore, we did not apply SFAS 157 to nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities, including nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and goodwill impairment assessment under SFAS No. 142, Goodwill and Other Intangible Assets. We are still required to apply SFAS 157 to recurring financial and non-financial instruments, which affects the fair value disclosure of our investment in equity securities.  See Note 6 for fair value disclosures.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FAS 115 (“SFAS 159”), which allows entities to choose at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings.  SFAS 159 also establishes presentation disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.  SFAS 159 was effective for us on January 1, 2008. We adopted the fair value measurement provisions of SFAS 159 during the fourth quarter of 2008 for our investment in equity securities.  See Note 6 below.

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

In May 2008, the FASB issued Statement No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). The FASB does not expect that this statement will result in a change in current practice. SFAS 162 is effective for all pronouncement and applications of accounting principles issued after March 15, 1992. We have determined that the adoption of SFAS 162 did not have a material effect on our consolidated financial statements.

3.                   GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

We test goodwill for impairment as of September 30 each year or when circumstances indicate it is necessary.  Testing compares the estimated fair values of our reporting units to the reporting units’ carrying value.  We consider a variety of factors when estimating the fair value of our reporting units, including estimates about the future operating results of each reporting unit, multiples of EBITDA, investment banker market analyses, and recent sales of comparable business units if such information is available to us.  A variety of estimates and judgments about the relevance and comparability of these factors to the reporting units are made.  As of September 30, 2008, we believe the carrying value of the goodwill in our Gold Dust West-Carson City reporting unit is impaired. Market conditions in 2008 resulted in Gold Dust West-Carson City not meeting the financial performance expectations originally forecast at the time of acquisition.  Consequently, Gold Dust West-Carson City recorded a goodwill impairment charge of $199 during the year ended December 31, 2008.  As a result of the impairment charge, the carrying amount of the Gold Dust West-Carson City goodwill was reduced to zero.

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007

Balance as of beginning of year	$46,670	$44,016
Goodwill acquired during the year		2,654
Goodwill impairment during the year	(199)

Balance as of end of year	$46,471	$46,670

In addition, we have assessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets.

Identifiable intangible assets as of December 31, 2008 and 2007 consist of the following:

	Weighted	2008			2007
	Average	Gross		Net	Gross		Net
	Remaining	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Revenue rights	43.00	$6,000	$840	$5,160	$6,000	$720	$5,280
Device use rights	2.32	8,820	5,393	3,427	7,982	4,638	3,344
Noncompete agreements	2.92	1,779	1,174	605	1,779	912	867

Total		$16,599	$7,407	$9,192	$15,761	$6,270	$9,491

Aggregate amortization expense of identifiable intangible assets was $1,398, $1,281, and $1,680 for the years ended December 31, 2008, 2007 and 2006, respectively.

Estimated amortization expense for the years ending December 31 (in thousands):

2009	$1,531
2010	1,326
2011	781
2012	622
2013	314
Thereafter	4,618

Total	$9,192

4.                   RECENT ACQUISITION ACTIVITY

Acquisition of St. Martin, Diamond and Magic

On June 16, 2006, with the proceeds of the refinancing occurring on the same date (see Note 5), we acquired from Jacobs, three truck plaza video gaming facilities for $14,380 and raw land and equipment for $620 to possibly develop a fourth truck plaza video gaming facility.  Two of the three truck plaza video gaming facilities acquired, Jalou Diamond and Jalou of St. Martin are located in Broussard, Louisiana, and the third facility, Jalou Magic, is located in Vinton, Louisiana.  The land and equipment on which we may develop a fourth truck plaza video gaming and/or hotel facility is also located in Vinton, Louisiana.  The acquisitions of the three truck plaza facilities, the raw land and equipment were accounted for as a combination of entities under common control, and as such are reflected for accounting and financial reporting purposes similar to a pooling of interests.  Therefore, the acquisitions have been recorded at Jacobs’ historical cost basis in the net assets transferred.

A distribution of $14,380 was recorded on the acquisition date.  The net assets of the entities acquired have been retroactively accounted for in JEI’s financial statements.  Therefore, an effective net distribution of $6,987 (the $14,380 distribution reduced by the $7,393 of net assets acquired) results from the transactions.

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

Acquisition of Vinton

On June 21, 2006, we acquired from an unaffiliated party the Texas Pelican Truck Plaza (“Vinton”), in Vinton, Louisiana for $2,169, plus acquisition costs of $397.  Additionally, we entered into a lease covering the land, building, furniture, fixtures and equipment used by Vinton in the operation of its video gaming facility, the convenience store, and the food and beverage outlet.  The lease has a five year term with two five year extensions at the option of JEI.  Rentals under the lease are $480 per year for years one through five, $540 per year for years six through ten, and $600 per year for years eleven through fifteen.  JEI has the right to purchase the leased property for $5,000 during the first five year term reduced by a $100 option payment credit, and an $8 credit for each month in which rent has been paid with a maximum credit of $450 irrespective of the number of months paid.  After the first term and through all remaining terms, JEI has the right to purchase the leased property for $5,000, reduced by the $450 rent credit.

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

Acquisition of Gold Dust West-Carson City

On June 25, 2006, we acquired the assets of the Piñon Plaza Resort (“Piñon Plaza”), a division of Capital City Entertainment, Inc. (“CCI”), an unaffiliated party.  In January 2007, we rebranded Piñon Plaza to Gold Dust West-Carson City.  Under the purchase method of accounting, the total purchase price is allocated to Gold Dust West-Carson City’s tangible and intangible assets and liabilities based on their estimated fair value as of the acquisition date.  A valuation was completed to determine the fair values for property and equipment acquired.  Goodwill resulting from the Gold Dust West-Carson City transaction is attributable to anticipated future cash flows associated with the acquired entity.

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

Acquisition of St. Helena

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

Acquisition of Silver Fox

On September 4, 2007, with funds available on our revolving credit facility, we acquired from Gameco, the Silver Fox truck plaza video gaming facility for $13,794.  Silver Fox is located in Denham Springs, Louisiana.  The acquisition of the truck plaza facility was accounted for as a combination of entities under common control, and as such is reflected for accounting and financial reporting purposes similar to a pooling of interests.  Therefore, the acquisition has been recorded at Jacobs’ historical cost basis in the net assets transferred.

At January 1, 2007, Silver Fox’s debt outstanding totaled $9,021.  On September 4, 2007, with proceeds from the sale of Silver Fox, Jacobs repaid the outstanding principal and interest of $8,910.  The debt was not assumed by JEI and is reflected as a capital contribution in the statement of stockholder’s equity.

A distribution of $13,794 was recorded on the acquisition date. The net assets of the entity acquired have been retroactively accounted for in JEI’s financial statements.  Therefore, an effective net distribution of $2,339 (the $13,794 distribution reduced by the $11,455 of net assets acquired) results from the transaction.

The following table summarizes the net assets acquired and liabilities assumed as of September 4, 2007, for the Silver Fox acquisition:

Silver Fox

Current assets	$609
Property and equipment, net	2,743
Goodwill	7,342
Other assets	4
Identifiable intangible assets	1,004

Total assets acquired	11,702

Current liabilities assumed	247

Net assets acquired	$11,455

Acquisition of Nautica Lot D

As discussed further in Note 7, on April 1, 2008, we acquired Nautica Lot D (“Lot D”) for $800. The acquisition of Lot D and its parking lot business was accounted for as a combination of entities under common control.  Therefore, the acquisition has been recorded at Jacobs’ historical cost basis in the assets transferred.  Accordingly, the accompanying consolidated financial statements have been retroactively adjusted from January 1, 2006 to include the operations of the parking lot business as though the transaction had occurred at January 1, 2006.

A distribution of $800 was recorded on the acquisition date.  The net assets of the entity acquired have been retroactively accounted for in our financial statements.  Therefore, an effective net distribution of $669 (the $800 distribution reduced by the $131 of net assets acquired) results from the transaction.

The following table summarizes the net assets acquired and liabilities assumed as of April 1, 2008, for the Lot D acquisition:

Lot D

Current assets	$1
Property and equipment, net	143

Total assets acquired	144

Current liabilities assumed	13

Net assets acquired	$131

Acquisition of Land in the Gulf Coast of Mississippi

During 2008, we completed several land purchase transactions with owners of real estate lots in the Gulf Coast of Mississippi, resulting in total purchases of $3,047, including acquisition costs of $246.  Additionally, during September 2008, we entered into two land purchase options totaling $160.  These land purchase options each have an initial term of one-year, expiring June 2009, with two one-year extensions at the option of JEI.  During November 2008, we entered into a third land purchase option totaling $100, expiring May 2009, with a one-year extension at the option of JEI. The total purchase price of all parcels under these three option agreements is $42,000.  During January 2009, we completed one additional land purchase transaction, resulting in a total purchase of $307, including acquisition costs of $7.

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

Assuming the 2006 acquisitions of Vinton, Gold Dust West-Carson City and St. Helena had occurred as of January 1, 2006, combined unaudited proforma net revenues, costs and expenses, and net income (loss) for 2006 would have been as follows:

2006

Net revenues	$334,421
Costs and expenses	344,680

Net loss	$(10,259)

There are no proforma effects from the Silver Dollar acquisition that occurred on March 29, 2007 since it was a newly constructed truck stop.

The proforma information for 2006 is not necessarily indicative of the results of operations that would have occurred had the acquisitions occurred at the beginning of each period presented, nor are they indicative of future operating results.

5.                   LONG-TERM DEBT

Long-term debt and capital lease obligations as of December 31, 2008 and 2007 consist of the following:

	2008	2007

9¾% Senior Unsecured Notes due 2014	$210,000	$210,000
Senior Secured Term Loan Facility due 2012	39,000	39,400
Senior Secured Delayed Draw Term Loan Facility due 2012	19,550	19,750
Senior Secured Revolving Credit Facility expiring 2011	16,537	23,500
Black Hawk Bonds Payable due 2011	1,525	2,484
Other Notes Payable — Colonial		40
Capital Leases	4,085	4,172

Total indebtedness	290,697	299,346

Less current indebtedness	(1,339)	(1,301)

Total long-term indebtedness	$289,358	$298,045

9¾% Senior Unsecured Notes due 2014 and Senior Secured Credit Facility

On June 16, 2006, we issued senior unsecured notes in the amount of $210,000 bearing interest at 9¾% due June 15, 2014 with interest only payments due each June 15 and December 15, beginning on December 15, 2006.  We also have a $100,000 senior secured credit facility consisting of: (i) a $40,000 five-year revolving credit facility; (ii) a $40,000 six-year term loan facility; and (iii) a $20,000 six-year delayed draw term loan.  Borrowings under our senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined, and (2) the federal funds rate plus ½ of 1% or (b) a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs.  At December 31, 2008, the blended interest rate on our senior secured credit facility was approximately 3.30%. As of December 31, 2008, $23,463 was available on the revolving credit facility.  Proceeds from the senior unsecured notes and the term loan were used to (i) pay off $148,000 aggregate principal amount of our outstanding 11 7/8% senior secured notes due 2009, along with accrued and unpaid interest of $6,652 and to pay related tender and consent costs of $9,321, (ii) acquire the assets of Piñon Plaza (renamed Gold Dust West-Carson City) in Carson City, Nevada for a purchase price of $15,243 including acquisition costs (see Note 4), (iii) acquire three truck plazas and raw land in Louisiana from an affiliated party for $14,380 and $620, respectively (see Note 4), (iv) acquire two additional truck plazas for a purchase price of $2,566 and $3,456 including acquisition costs (see Note 4), (v) pay a distribution to our stockholders in connection with December 2005 truck plaza acquisitions of $8,825, (vi) pay a distribution to our stockholders of $10,000, (vii) refinance approximately $26,568 aggregate principal amount of existing indebtedness (including $19,489 of subordinated debt held by our stockholders), along with $840 accrued and unpaid interest, and (viii) pay related fees and expenses associated with the issuance of approximately $9,688.  Excess uses over the initial borrowings were paid from our cash.

Our $210,000 of 9¾% senior unsecured notes rank equally in right of payment with all of our existing and future unsecured senior indebtedness and senior to any existing and future subordinated indebtedness.  The notes are effectively subordinated to any secured indebtedness (including indebtedness under our senior credit facility) up to the value of the collateral securing such indebtedness.  The notes are guaranteed by our current and future restricted subsidiaries that also guarantee our senior secured credit facility.  Our $210,000 of outstanding senior unsecured notes cannot be redeemed until June 15, 2010. We can, however, with proceeds from an equity offering on more than one occasion redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 109.75% of the principal amount thereof, plus accrued and unpaid interest.

There are many restrictions and covenants placed upon us under both our secured and unsecured indebtedness. We are required to maintain certain operating performance ratios, our covenants impose various restrictions on us as to the timing of redemptions of our notes, there are various change of control covenants, and there are many other restrictive and operational limitations on us that would be difficult or impossible for us to change. The occurrence of any one of these events and/or covenant violations to our debt agreements could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our debt agreements.  Our failure to pay interest, repay our indebtedness when due, or maintain compliance with our debt covenants would result in an event of default under both our senior credit facility and our note indenture.

We entered into an amendment to our credit agreement which revised certain debt covenant ratios and became effective May 4, 2007.  The amendment increased the maximum permitted total leverage ratio, increased the maximum permitted senior secured leverage ratio, decreased the minimum interest coverage ratio and adjusted the test periods.  At December 31, 2008, we are in compliance with the revised financial covenants.

At March 31, 2009, certain debt covenants under our senior secured credit facility were to become more restrictive.   Subsequent to year-end, we entered into a second amendment to our credit agreement which became effective February 5, 2009.  The second amendment increased the maximum permitted senior secured leverage ratio and adjusted the test periods.

Black Hawk Bonds Payable due 2011

The Black Hawk bonds payable were issued in two series with interest payments varying between 6.25% and 6.50%.  Principal and interest payments totaling $368 are due semi-annually beginning in June 2000 and continuing until December 2011.  These bonds are secured by infrastructure improvements made by The Lodge.

Other Notes Payable — Colonial

A note payable to John Deere Credit, maturing October 2008, bearing interest at a rate of 2.25% payable monthly in equal installments of interest and principal beginning November 2003, is secured by the equipment purchased with the note.  This note was paid in full in 2008.

Capital Leases

Gold Dust West-Elko has a capital lease on its building with interest and principal payments of $21 per month, maturing October 2010, with the right to extend the lease three times for five year intervals, or to purchase the land and building for $5,000 any time commencing with the day after the last day of the first year of the initial term through the end of the initial term, or for $5,398 at any time during the first renewal period.  The purchase option is no longer available after the first renewal period.  The effective interest rate is 16.9%.  Each lease renewal if elected will result in an increase in monthly payments based on a base index rate established with the August 2005 Consumer Price Index as published.

Colonial has a capital lease on the land for its satellite wagering facility in Vinton, Virginia, with interest and principal payments of $10 per month, maturing September 11, 2009, with the right to extend the term of the lease five times for five year intervals, or to purchase the land for $800 at any time after the term and first renewal period of the lease (after September 11, 2014).  The effective interest rate is 11.8%.  Each lease renewal if elected will result in an increase in monthly payments by 10% over the previous lease term.

Colonial has a capital lease on the land and building for its satellite wagering facility in Martinsville, Virginia, with interest and principal payments of $8 per month, maturing June 1, 2010, with the right to extend the term of the lease four times for five year intervals, or to purchase the land and building for $700 at any time after the initial term of the lease (after June 1, 2010), with the purchase price increasing 8% with any successive renewal term. The effective interest rate is 10.3%.  Each lease renewal if elected will result in an increase in annual payments by $8 over the lease term.

Colonial has a capital lease on the land and building for its satellite wagering facility in Chesapeake, Virginia, with interest and principal payments of $6 per month until October 2010, then interest and principal payments of $7 per month until October 2015, with three renewal periods of five years each with monthly payments starting at $8 per month increasing to $11 per month.  The effective interest rate is 10.5% per annum.

Jalou has a capital lease on equipment at its truck plaza in Vinton, Louisiana, with interest and principal payments of $5 per month until May 2011, with two renewal periods of five years each with monthly payments starting at $6 per month increasing to $7 per month.  The effective interest rate is 9.75% per annum.

Finally, the Company has two capital leases for autos with combined interest and principal payments of $1 per month until May 2011.  The effective interest rates are approximately 6% per annum on each lease.

Scheduled maturities of long-term debt and capital lease obligations as of December 31, 2008, are as follows:

2009	$1,339
2010	2,100
2011	17,442
2012	56,808
2013	67
Thereafter	212,941

Total	$290,697

6.                   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investment in Equity Securities

During 2006, we acquired approximately three percent of the outstanding shares of MTR Gaming Group, Inc. (“MTR”), a publicly-traded gaming company. Our CEO, Jeffrey P. Jacobs, his father, as well as other entities affiliated with them, also invested in MTR, increasing their combined ownership to over 18% of the outstanding common shares of MTR, making the group MTR’s largest shareholder. Effective May 6, 2008, our CEO was appointed to the Board of Directors of MTR, and effective October 31, 2008, he was appointed Chairman and three of his nominees were added as Board members.  Through October 31, 2008, our investment in MTR was accounted for as an available-for-sale investment and was recorded at fair value and included in other noncurrent assets, with unrealized gains and losses recognized as accumulated other comprehensive income (loss).

During the fourth quarter of 2008, we determined that we and our affiliates had reached a level of significant influence on the operations of MTR because of the foregoing factors, which required us to account for our investment in MTR using the equity method of accounting.  Alternatively, we have elected the fair value option permitted by SFAS 159, and beginning November 1, 2008, we have recognized changes in the fair value of our investment in MTR as unrealized gains/losses in earnings based on its quoted market price.

The fair value of our investment in MTR is based entirely upon quoted market prices, which is a Level 1 input.  As of December 31, 2007, the fair value of our investment in MTR was $5,524 and unrealized losses included in accumulated other comprehensive loss totaled $2,419.  At June 30, 2008, we determined that the decline in fair value was deemed to be “other-than-temporary” due to a significant decline in the stock price of MTR over an extended period of time. Therefore, during the second quarter of 2008, we recorded an impairment of our investment in MTR totaling $4,063.  In addition, on October 31, 2008, prior to electing the fair value option available under SFAS 159, as discussed above, we recorded an additional “other-than-temporary” impairment charge of $1,700, due to the continuing decline in the stock price of MTR.  Subsequent to electing the fair value option for our investment in MTR, we recorded an additional unrealized loss on the change in the fair value of the investment totaling $814.  As of December 31, 2008, the fair value of our investment in MTR is $1,367.

Consistent with the requirements of SFAS 159 and Rule 4-08(g) of Regulation S-X of the Securities Exchange Act of 1934, following is summary level financial information of MTR as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008:

	Years Ended December 31
	2008	2007	2006

Net revenues	$470,851	$415,846	$297,780
Total operating expenses	432,686	389,268	268,800
(Loss) income from continuing operations	(15,278)	(5,868)	7,407
Net (loss) income	(17,711)	(11,359)	4,446

	As of December 31,
	2008	2007
Current assets	$71,095	$59,940
Noncurrent assets	$456,615	$551,380
Current liabilities	$70,688	$61,591
Noncurrent liabilities	$361,419	$437,277

Other Financial Instruments

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

The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The estimated fair value of our financial instruments is as follows:

	2008		2007
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Liabilities—Debt and capital lease obligations	$290,697	$187,491	$299,346	$285,965

The estimation methodologies utilized are summarized as follows:

Debt—The fair value of our variable rate debt is estimated to be equal to its carrying amount.  The fair value of our senior unsecured notes issued in 2006 is based upon quoted market rates.  The fair value of other fixed rate debt is estimated based on a discounted cash flow analysis, using the prevailing market interest rates for debt of similar dollar amount, maturity and risk.

The estimated fair value of our other financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments.

7.                   RELATED PARTY TRANSACTIONS

In order to assist us in our efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, we have an agreement with Jacobs Investments Management Co. Inc. (“JIMCO”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two former directors of Colonial.  This agreement calls for $1,250 per year payable in two equal installments of $625 on January 1st and July 1st each year plus two and one-half percent (2.5%) of budgeted development costs for projects undertaken by us, if certain debt covenant ratios are met.  Totals incurred under this agreement with JIMCO were $1,340, $1,609 and $1,513 for the years ended December 31, 2008, 2007 and 2006, respectively.

We provide monthly management and accounting services for various truck stops owned by Jacobs.  Charges for these management services totaled $1,157, $1,035 and $302 for the years ended December 31, 2008, 2007 and 2006, respectively.  Additionally, we provide shared services such as a branded fuel card that can be used at the truck stops owned both by us and Jacobs, and repair parts purchased by Jacobs from us.  These transactions result in receivables from and payables to our affiliate.  As of December 31, 2008 and 2007, these transactions resulted in net payables to affiliate totaling $210 and $435, respectively.

During July 2006, we acquired from affiliated parties several options to lease and options to purchase six parcels of land and certain improvements on the west bank of the Cuyahoga River in Cleveland, Ohio. We refer to these properties, covering an aggregate of approximately 624,000 square feet of land (14.4 acres) and a building comprised of 47,380 square feet of net rentable space, as the Nautica Properties. The Nautica Properties currently require aggregate option payments totaling $200 per year.

During March 2008, we exercised our option to acquire one of these parcels referred to as “Lot D.”  On April 1, 2008, we purchased this parcel for $800.  The company that owned this parcel of land and parking lot business was wholly owned by our Chairman and Chief Executive Officer.  See Note 4 above.  Additionally, on January 15, 2009, we exercised our option to acquire one of these parcels referred to as “Sugar Warehouse,” and on January 21, 2009, we purchased this parcel for $2,575.  The company that owned this building was 29.5% owned by our Chairman and Chief Executive Officer and 70.5% owned by third parties. An affiliate (“Affiliate”) of our Chairman and Chief Executive Officer is the general partner and a limited partner of the seller, a limited partnership.  Of the net proceeds from the sale, the Affiliate received approximately $80 (subject to increase depending on tax adjustments) attributable to its partnership interests and repayment to the Affiliate of a $504 loan.

The option agreements give us the right until July 2010 to purchase one of the remaining parcels and the right to purchase or enter into long term leases on the remaining three parcels.  Our Chairman and Chief Executive Officer owns varying interests in three of the four remaining parcels.

Although we may elect not to exercise all the options unless casino gaming opportunities arise, we nonetheless have the right to acquire all or part of the Nautica Properties for other purposes. If casino gaming is not legalized but we decide to exercise our options, the aggregate purchase price would be approximately $3,000 for one of the parcels and the aggregate annual lease payments on the remaining three parcels would be approximately $355. If all four remaining parcels are purchased and none leased, the total purchase price would be $6,550, less any aggregate option payments previously made.  The purchase price and rent payments would be increased based on independent appraisals of the land and improvement values if, in the future, casino gaming were to become legalized in Ohio and a casino is licensed at Nautica.

8.                   COMMITMENTS AND CONTINGENCIES

Commitments

Colonial has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for our pari-mutuel wagering applications.  The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities to 2012, and to provide replacement equipment for existing equipment, at a rate of .385% of handle up to $270,000 in handle.  Handle above $270,000 will be charged a rate of .345%.  The agreement also provides for a minimum charge per calendar year of $210.  In addition, Colonial had agreements with a company which provides broadcasting and simulcasting equipment and services.  The agreements for live racing broadcasting and simulcasting services at the horse racing track, and equipment leases at two of the satellite wagering facilities expired December 31, 2007.  We purchased the leased equipment at the two satellite wagering facilities and extended the agreement for live race broadcasting and simulcasting services for one year through December 31, 2008.  We intend to seek an additional extension to this agreement or seek an alternative vendor if terms cannot be reached. Total expense incurred for totalisator and broadcasting and simulcasting equipment was $930, $1,145, and $1,146 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Interstate Horse Racing Act requires that we secure the consent of the Virginia Horsemen’s Benevolence and Protective Association (the “VaHBPA”) and the Virginia Harness Horse Association (“VHHA”) to the export simulcasting of races. These consents are usually contained in the agreement between each group and Colonial.  We have entered into an agreement with the VHHA that expires December 31, 2011.  Our agreement with the VaHBPA expired December 31, 2008.  We are currently negotiating a new contract with the VaHBPA.  In the event our VaHBPA agreement cannot continue to be renewed in the future, the Virginia Racing Commission could suspend our licenses to operate our racetrack and the satellite wagering facilities until an agreement is in place although it has not indicated that it will do so. Although it is difficult to predict the likelihood of such an event, closure of the satellite wagering facilities would be detrimental to the horsemen’s groups and Colonial since each horsemen’s group’s primary source of purse funds is its percentage of wagering at the satellite facilities.

Additionally, under Louisiana law, video poker machines must be owned by Louisiana residents. The Jalou truck plaza video gaming facilities pay a fee to the third party owner of the machines in order to maintain the machines used in our truck plaza operations, plus reimbursement for the owner’s licensing costs and various other expenses.  Total expense under these obligations was $1,273, $1,268 and $1,180 for the years ended December 31, 2008, 2007 and 2006, respectively.

Operating Leases

Our operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia, leases for office space in Colorado, Louisiana, Virginia and Florida, as well as leases for automobiles and other property and equipment at all locations, expiring at various dates.  Total expense under these non-cancelable operating leases was $2,968, $2,948 and $2,359 for the years ended December 31, 2008, 2007 and 2006, respectively.

The future minimum commitments relating to JEI’s non-cancelable operating agreements and leases are as follows:

Years Ending December 31

2009	$2,699
2010	2,551
2011	1,986
2012	1,793
2013	1,774
Thereafter	26,159

Total	$36,962

Capital Leases

The following is an analysis of the leased property under capital leases:

Class of Property	2008	2007

Land	$1,523	$1,523
Buildings	2,095	2,095
Equipment and furniture and fixtures	255	255
Other	72	72
Less: accumulated depreciation	(398)	(235)

Total leased property under capital leases	$3,547	$3,710

As of December 31, 2008, the following is a schedule by years of future minimum lease payments under capital leases together with the net present value of the minimum lease payments:

Years Ending December 31

2009	$622
2010	1,299
2011	520
2012	474
2013	474
Thereafter	5,748

Total future minimum lease payments	9,137

Less amount representing interest ranging from 6.3% to 16.9% per annum	5,052

Net present value of minimum lease payments	$4,085

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

9.                   COMMON STOCK

Effective January 31, 2007, we became a wholly-owned subsidiary of JII, which in turn was 50% owned by Jeffrey P. Jacobs, our Chief Executive Officer, and two of his family trusts, and 50% owned by a revocable trust and an irrevocable trust established by Richard E. Jacobs. On October 1, 2008, JII redeemed the shares owned by the Richard E. Jacobs Revocable Trust in exchange for a $5,200 promissory note from JII.  As a result, effective October 1, 2008, 80% of the Class A shares of JII are owned by Jeffrey P. Jacobs, our Chief Executive Officer, and two of his family trusts, and 20% of the Class A shares are owned by an irrevocable trust established by his father, Richard E. Jacobs, of which Jeffrey P. Jacobs is the sole trustee. Additionally, Jeffrey P. Jacobs and his family trusts own all 180 outstanding shares of JII’s Class B common stock.

10.            EMPLOYEE BENEFIT PLANS

On January 1, 1997, the Gilpin Hotel Casino Employees’ 401(k) Plan (renamed Black Hawk Gaming & Development Company Inc.’s 401(k) Plan on March 31, 1999, further re-named Jacobs Entertainment, Inc.’s 401(k) plan on December 20, 2004) (the “Plan”) was organized and began accepting contributions on September 1, 1997. The Plan is a defined contribution plan covering eligible employees of JEI, The Lodge, the Gilpin, Gold Dust West-Reno, Gold Dust West-Carson City, Gold Dust West-Elko, Jalou and Colonial.  The Plan allows eligible employees to make tax-deferred contributions that are matched by us up to a specified level.  We contributed approximately $540, $412, and $357 to the Plan for the years ended December 31, 2008, 2007 and 2006, respectively.

11.            CONSTITUTIONAL AMENDMENTS

During 2008, we provided financial support for a proposed constitutional amendment that would increase the types of games, wagering limits and hours of operation at Colorado casinos.  Colorado residents approved the proposed constitutional amendment on November 4, 2008.  The amendment was subsequently voted upon and approved by the residents of each of the three gaming towns in Colorado (Black Hawk, Central City and Cripple Creek).  The new gaming regulation, which will be effective on July 2, 2009 at Colorado casinos, allows for the introduction of craps and roulette, increases the maximum wager limit to one hundred dollars, allows 24-hour gaming operations, and sets a maximum gaming tax rate of 20%.  The Colorado Division of Gaming has commenced revisions of the Internal Control Minimum Procedures which will govern the procedures encompassing the new games, limits and hours.  For the year ended December 31, 2008, we funded a total of $1,371 in support of this amendment.

During 2006, we provided support for a proposed constitutional amendment in Ohio that would have allowed slot machines at the state’s seven existing racetracks and two locations in downtown Cleveland.  Ohio residents voted on the proposed constitutional amendment on November 7, 2006 and the amendment was not approved by voters.  For the year ended December 31, 2006, we funded a total of $3,255 in support of this amendment.

12.            ABANDONMENT COSTS

On November 10, 2008, we closed one of our two satellite wagering facilities in Chesapeake, Virginia. We recorded an impairment of leasehold improvements at this location totaling $783 in the fourth quarter of 2008.  Additionally, we incurred costs for the termination of the operating lease and severance totaling $46 in the fourth quarter of 2008.

13.            INCOME TAXES

On March 11, 2002, we received notice from the Internal Revenue Service asserting deficiencies in federal corporate income taxes for a subsidiary’s 1998 tax year.  The proposed adjustment related to the deductibility of depreciation taken against certain costs incurred by The Lodge to build and improve public assets.  During 2005, we settled this issue with the Internal Revenue Service and recorded a charge to earnings totaling $423.  During 2006, we received a tax refund of a portion of this charge totaling $103.

14.            HURRICANE

During the third quarter of 2008, hurricanes Gustav and Ike struck certain of our Louisiana operations causing minimal damage.  Our damages totaled approximately $213.  We received insurance proceeds related to the damages totaling $462 during January and February 2009.

15.            SEGMENT INFORMATION

Our Chief Executive Officer (“CEO”) is our chief operating decision maker. Our casino properties in Colorado (The Lodge and Gilpin casinos) and Nevada (the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos) are managed by our Chief Operating Officer (“COO”) who is located in our Golden, Colorado corporate offices.  Further, our 19 video poker truck plaza operations are also managed by our COO.  Additionally, we have two Regional Vice Presidents who report to the COO and assist in managing these operations. Our COO reports to our President, who is also located in Golden, Colorado.  Our President reports directly to our CEO. Our Virginia racetrack and satellite wagering facilities are managed by our on-site President of Pari-Mutuel Operations, and he also reports directly to our CEO. Our management team conducts monthly video conferencing and teleconferencing calls with our CEO.

At December 31, 2008, 2007 and 2006, we have four segments representing the geographic regions of our operations. Each segment is managed separately because of the unique characteristics of its revenue stream and customer base.

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

As of and for the Year Ended December 31, 2008

					Corporate
					Adjustments,
					Eliminations
	Colorado	Nevada	Louisiana	Virginia	and Other	Total
Revenues
Gaming
Casino	$100,807	$38,685				$139,492
Truck stop			$67,590			67,590
Pari-mutuel				$38,657		38,657
Food and beverage	10,812	8,757	8,264	2,903		30,736
Convenience store — fuel			97,021			97,021
Convenience store — other			12,908			12,908
Hotel	1,946	2,155				4,101
Other	927	1,420	1,311	2,032	$47	5,737
Total revenues	114,492	51,017	187,094	43,592	47	396,242
Less: Promotional allowances	(20,439)	(8,286)	(4,993)			(33,718)
Net revenues	$94,053	$42,731	$182,101	$43,592	$47	$362,524

Depreciation and amortization	$6,823	$6,032	$4,219	$2,114	$747	$19,935
Interest income	$3	$4	$19	$83	$85	$194
Interest expense, net of amounts capitalized	$8,621	$5,577	$4,894	$603	$7,726	$27,421
Net income (loss)	$15,725	$(5,357)	$12,594	$(2,035)	$(25,065)	$(4,138)
EBITDA(1)	$31,166	$6,248	$21,688	$599	$(16,677)	$43,024

Goodwill	$6,711	$8,836	$30,924			$46,471
Identifiable intangible assets, net			$9,192			$9,192
Property, plant and equipment, net	$90,574	$44,241	$40,517	$64,106	$5,169	$244,607
Total assets	$110,441	$61,552	$90,396	$69,453	$10,687	$342,529
Long-term debt	$85,655	$61,556	$51,174	$5,644	$85,329	$289,358
Capital expenditures	$5,348	$5,138	$2,561	$781	$3,350	$17,178

As of and for the Year Ended December 31, 2007

					Corporate
					Adjustments,
					Eliminations
	Colorado	Nevada	Louisiana	Virginia	and Other	Total
Revenues:
Gaming
Casino	$106,409	$38,247				$144,656
Truck stop			$64,322			64,322
Pari-mutuel				$41,309		41,309
Food and beverage	9,944	8,315	7,974	3,027		29,260
Convenience store — fuel			81,329			81,329
Convenience store — other			11,133			11,133
Hotel	1,939	2,476				4,415
Other	848	1,434	1,089	1,986	$30	5,387
Total revenues	119,140	50,472	165,847	46,322	30	381,811
Less: Promotional allowances	(19,766)	(7,410)	(4,777)			(31,953)
Net revenues	$99,374	$43,062	$161,070	$46,322	$30	$349,858

Depreciation and amortization	$6,172	$5,313	$3,848	$2,065	$706	$18,104
Interest income	$46	$40	$87	$113	$59	$345
Interest expense, net of amounts capitalized	$8,821	$5,956	$4,861	$599	$8,175	$28,412
Net income (loss)	$18,474	$(5,592)	$10,677	$(1,150)	$(17,397)	$5,012
EBITDA(1)	$33,421	$5,637	$19,299	$1,401	$(8,575)	$51,183

Goodwill	$6,711	$9,035	$30,924			$46,670
Identifiable intangible assets, net			$9,491			$9,491
Property, plant and equipment, net	$93,593	$45,458	$40,727	$66,381	$2,542	$248,701
Total assets	$114,615	$64,430	$92,650	$71,991	$12,229	$355,915
Long-term debt	$86,680	$61,773	$51,227	$5,669	$92,696	$298,045
Capital expenditures	$7,925	$17,075	$2,016	$939	$341	$28,296

As of and for the Year Ended December 31, 2006

					Corporate
					Adjustments,
					Eliminations
	Colorado	Nevada	Louisiana	Virginia	and Other	Total
Revenues
Gaming
Casino	$94,547	$26,936				$121,483
Truck stop			$66,418			66,418
Pari-mutuel				$39,787		39,787
Food and beverage	9,997	4,953	7,296	2,823		25,069
Convenience store — fuel			77,520			77,520
Convenience store — other			10,611			10,611
Hotel	1,887	1,622				3,509
Other	827	705	948	1,939	$32	4,451
Total revenues	107,258	34,216	162,793	44,549	32	348,848
Less: Promotional allowances	(17,698)	(4,806)	(3,934)			(26,438)
Net revenues	$89,560	$29,410	$158,859	$44,549	$32	$322,410

Depreciation and amortization	$5,535	$2,266	$3,712	$2,069	$523	$14,105
Interest income	$47	$49	$121	$78	$87	$382
Interest expense, net of amounts capitalized	$13,141	$4,771	$4,484	$627	$9,630	$32,653
Income tax benefit					$103	$103
Net income (loss)	$8,487	$(416)	$15,037	$(1,755)	$(31,181)	$(9,828)
EBITDA(1)	$27,116	$6,572	$23,112	$863	$(21,218)	$36,445

Goodwill	$6,711	$9,013	$28,292			$44,016
Identifiable intangible assets, net			$9,653			$9,653
Property, plant and equipment, net	$91,557	$36,973	$39,739	$67,717	$2,893	$238,879
Total assets	$111,909	$53,551	$92,153	$73,785	$19,432	$350,830
Long-term debt	$87,255	$62,191	$47,754	$5,727	$81,540	$284,467
Capital expenditures	$7,473	$10,151	$2,277	$1,919	$2,537	$24,357

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

16.            CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

The following information sets forth our Condensed Consolidating Balance Sheets as of December 31, 2008 and 2007, and the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Cash Flows for the three years ended December 31, 2008 as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  Investments in our subsidiaries are accounted for on the equity method.  Accordingly, entries necessary to consolidate the Parent Company Issuer and our Subsidiary Guarantors are reflected in the eliminations column.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2008

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$1,026	$31,526		$32,552
Property, plant and equipment, net	1,984	242,623		244,607
Net investment in and advances to subsidiaries	106,787		$(106,787)	—
Other long-term assets	4,255	61,115		65,370
Total assets	$114,052	$335,264	$(106,787)	$342,529

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$3,797	$23,577		$27,374
Long-term debt	284,511	4,847		289,358
Long-term debt (receivable from) payable to affiliate	(199,182)	199,182		—
Other long-term liabilities	20	871		891
Stockholder’s equity	24,906	106,787	$(106,787)	24,906
Total liabilities and stockholder’s equity	$114,052	$335,264	$(106,787)	$342,529

AS OF DECEMBER 31, 2007

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$439	$35,078		$35,517
Property, plant and equipment, net	2,400	246,301		248,701
Net investment in and advances to subsidiaries	112,456		$(112,456)	—
Other long-term assets	9,247	62,450		71,697
Total assets	$124,542	$343,829	$(112,456)	$355,915

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$3,410	$25,345		$28,755
Long-term debt	292,078	5,967		298,045
Long-term debt (receivable from) payable to affiliate	(199,382)	199,382		—
Other long-term liabilities	11	679		690
Stockholder’s equity	28,425	112,456	$(112,456)	28,425
Total liabilities and stockholder’s equity	$124,542	$343,829	$(112,456)	$355,915

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2008

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$362,549	$(25)	$362,524
Costs and expenses	$(17,450)	(322,010)	25	(339,435)
Interest expense, net	(6,048)	(21,179)		(27,227)
Equity in earnings of subsidiaries	19,360		(19,360)
Net income (loss)	$(4,138)	$19,360	$(19,360)	$(4,138)

FOR THE YEAR ENDED DECEMBER 31, 2007

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$349,908	$(50)	$349,858
Costs and expenses	$(9,328)	(307,501)	50	(316,779)
Interest expense, net	(6,527)	(21,540)		(28,067)
Equity in earnings of subsidiaries	20,867		(20,867)
Net income (loss)	$5,012	$20,867	$(20,867)	$5,012

FOR THE YEAR ENDED DECEMBER 31, 2006

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$322,435	$(25)	$322,410
Costs and expenses	$(12,441)	(278,333)	25	(290,749)
Interest expense, net	(7,953)	(24,318)		(32,271)
Pre-payment penalties, tender and consent costs	(9,321)			(9,321)
Equity in earnings of subsidiaries	19,784		(19,784)
Income (loss) before income taxes	(9,931)	19,784	(19,784)	(9,931)
Income tax benefit	103			103
Net income (loss)	$(9,828)	$19,784	$(19,784)	$(9,828)

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2008

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$20,504	$5,052	$	$25,556

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(301)	(16,877)		(17,178)
Proceeds from sale of equipment		370		370
Purchase of device rights		(900)		(900)
Net cash used in investing activities	(301)	(17,407)		(17,708)

FINANCING ACTIVITIES:
Proceeds from revolving line of credit	20,038			20,038
Payments on long-term debt	(405)	(1,288)		(1,693)
Payments on revolving line of credit	(27,000)			(27,000)
Net advances to/from subsidiaries	(10,784)	10,784
Distributions to stockholders	(1,800)			(1,800)
Net cash (used in) provided by financing activities	(19,951)	9,496		(10,455)

Net Increase (Decrease) in Cash and Cash Equivalents	252	(2,859)		(2,607)
Cash and Cash Equivalents — Beginning of Year	235	24,162		24,397
Cash and Cash Equivalents — End of Year	$487	$21,303	$	$21,790

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2007

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$19,265	$9,868	$	$29,133

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(322)	(27,974)		(28,296)
Proceeds from sale of equipment	115	165		280
Purchase of device rights		(1,002)		(1,002)
Acquisitions of truck stops, net of cash acquired		(4,234)		(4,234)
Net cash used in investing activities	(207)	(33,045)		(33,252)

FINANCING ACTIVITIES:
Payments to obtain financing	(342)			(342)
Proceeds from revolving line of credit	38,500			38,500
Payments on long-term debt	(608)	(886)		(1,494)
Payments on revolving line of credit	(15,000)			(15,000)
Net advances to/from subsidiaries	(25,782)	25,782
Distributions to stockholders	(17,443)			(17,443)
Net cash (used in) provided by financing activities	(20,675)	24,896		4,221

Net (Decrease) Increase in Cash and Cash Equivalents	(1,617)	1,719		102
Cash and Cash Equivalents — Beginning of Year	1,852	22,443		24,295
Cash and Cash Equivalents — End of Year	$235	$24,162	$	$24,397

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(229)	$4,841	$	$4,612

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,537)	(21,820)		(24,357)
Proceeds from sale of equipment		72		72
Purchase of device rights		(868)		(868)
Purchase of available-for-sale securities	(7,943)			(7,943)
Acquisitions, net of cash acquired:
Casino		(14,702)		(14,702)
Truck stops		(6,250)		(6,250)
Net cash used in investing activities	(10,480)	(43,568)		(54,048)

FINANCING ACTIVITIES:
Proceeds from note issuance	210,000			210,000
Payments to obtain financing	(4,147)	(6,268)		(10,415)
Proceeds from long-term debt	60,000			60,000
Proceeds from revolving line of credit	26,461			26,461
Capital contributions from stockholders		591		591
Payments on long-term debt	(148,200)	(24,280)		(172,480)
Payments on revolving line of credit	(31,051)			(31,051)
Net advances to/from subsidiaries	(67,985)	67,985
Distributions to stockholders	(33,205)			(33,205)
Net cash provided by financing activities	11,873	38,028		49,901

Net Increase (Decrease) in Cash and Cash Equivalents	1,164	(699)		465
Cash and Cash Equivalents — Beginning of Year	688	23,142		23,830
Cash and Cash Equivalents — End of Year	$1,852	$22,443	$	$24,295

******

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger dated as of April 25, 2001, among Black Hawk Gaming & Development Company, Gameco, Inc. and BH Acquisition, Inc.

2.2(1)	Amendment to Agreement and Plan of Merger dated as of November 12, 2001 among Black Hawk Gaming & Development Company, Inc., Gameco, Inc. and BH Acquisition, Inc.

2.3(1)	Exchange Agreement dated February 22, 2002 among Gameco, Inc., Jeffrey P. Jacobs and The Richard E. Jacobs Revocable Trust

2.4(1)	Agreement and Plan of Merger dated as of June 11, 2001 among Colonial Holdings, Inc., Gameco, Inc. and Gameco Acquisitions, Inc.

2.5(1)	Amendment to Agreement and Plan of Merger dated as of November 16, 2001 among Colonial Holdings, Inc., Gameco, Inc. and Gameco Acquisition, Inc.

2.6(1)	Agreement and Plan of Merger, dated February 22, 2002 between Gameco, Inc. and Jacobs Entertainment, Inc.

3.1(1)	Certificate of Incorporation of Gameco, Inc.

3.2(1)	By-Laws of Gameco, Inc.

3.3(1)	Articles of Incorporation of Black Hawk Gaming & Development Company, Inc.

3.4(1)	Bylaws of Black Hawk Gaming & Development Company, Inc.

3.5(1)	Articles of Incorporation of Gold Dust West Casino, Inc.

3.6(1)	Code of By-laws of Gold Dust West Casino, Inc.

3.7(1)	Articles of Organization of Black Hawk/Jacobs Entertainment, LLC

3.8(1)	Operating Agreement of Black Hawk/Jacobs Entertainment, LLC

3.9(1)	Joint Venture Agreement of Gilpin Hotel Venture

3.10(1)	Articles of Incorporation of Gilpin Ventures, Inc.

3.11(1)	By-Laws of Gilpin Ventures, Inc.

3.12(1)	Articles of Incorporation of Jalou II Inc. (merged out of existence on December 31, 2007)

3.13(1)	By-Laws of Jalou II Inc. (merged out of existence on December 31, 2007)

3.14(1)	Articles of Incorporation of Winner’s Choice Casino, Inc., now Cash Magic Winner’s Choice, LLC

3.15(1)	By-Laws of Winner’s Choice Casino, Inc., now Cash Magic Winner’s Choice, LLC

3.16(1)	Articles of Organization of Diversified Opportunities Group Ltd. (dissolved December 31, 2007)

3.17(1)	Articles of Organization of Jalou L.L.C. (dissolved December 31, 2007)

3.18(1)	Articles of Organization of Houma Truck Plaza & Casino, L.L.C.

3.19(1)	Articles of Organization of Jalou-Cash’s L.L.C.

3.20(1)	Articles of Incorporation of JACE, Inc. (converted to LLC, Exhibit 3.24)

3.21(1)	Articles of Organization of Lucky Magnolia Truck Stop and Casino, L.L.C.

3.22(1)	Articles of Organization of Bayou Vista Truck Plaza and Casino, L.L.C.

3.23(1)	Articles of Organization of Raceland Truck Plaza and Casino, L.L.C.

3.24(1)	Articles of Organization of JACE, LLC (duplicate of Exhibit 3.20).

3.25(2)	Certificate of Amendment of Certificate of Incorporation of Gameco, Inc.

3.26(2)	Amended and Restated Certificate of Limited Partnership of Colonial Downs, L.P.

3.27(2)	Limited Partnership Agreement of Colonial Downs, L.P.

3.28(2)	Amended and Restated Articles of Incorporation of Colonial Downs Holdings, Inc.

3.29(2)	Amendment to Articles of Incorporation of Colonial Downs Holdings, Inc.

3.30(2)	Bylaws of Colonial Downs Holdings, Inc.

3.31(2)	Articles of Incorporation of Stansley Racing Corp.

3.32(2)	Articles of Amendment to the Articles of Incorporation of Stansley Racing Corp.

3.33(2)	Bylaws of Stansley Racing Corp.

3.34(2)	Amended and Restated Operating Agreement of Diversified Opportunities Group Ltd.

3.35(2)	Amendment to the Operating Agreement of Black Hawk/Jacobs Entertainment, LLC

3.36(2)	Amendment to the Certificate of Incorporation of Gameco, Inc.

3.37(8)	Articles of Organization of Jalou Breaux Bridge, LLC dated January 29, 2003

3.38(8)	Articles of Organization of Jalou Eunice, LLC dated March 27, 2003

3.39(8)	Articles of Organization of Jalou of Jefferson, LLC dated September 23, 2003

3.40(10)	Certificate of Amendment of Certificate of Incorporation of Jacobs Entertainment, Inc. dated September 27, 2005

3.41(10)	Articles of Incorporation of Jacobs Piñon Plaza Entertainment, Inc. dated November 2, 2005

3.41A(12)	Bylaws of Jacobs Piñon Plaza Entertainment, Inc. dated November 8, 2005

3.42(12)	Articles of Organization of Fuel Stop 36, LLC dated August 24, 1989

3.43(12)	Articles of Organization of Jalou of Larose, LLC dated November 3, 2005, now Cash Magic Larose, LLC

3.44(12)	Articles of Incorporation of Jacobs Elko Entertainment, Inc.

3.45(12)	Bylaws of Jacobs Elko Entertainment, Inc.

3.46(12)	Articles of Organization of Jacobs Dakota Works, LLC

3.47(12)	Operating Agreement of Jacobs Dakota Works, LLC

3.48(12)	Articles of Organization of Jalou Diamond L.L.C.

3.49(12)	Limited Liability Company Agreement of Jalou Diamond L.L.C.

3.50(12)	Articles of Organization of Jalou Magic L.L.C. (nka Cash Magic Vinton, LLC)

3.51(12)	Limited Liability Company Agreement of Jalou Magic L.L.C. (nka Cash Magic Vinton, LLC)

3.52(12)	Articles of Organization of Jalou of Vinton-Bingo, LLC

3.53(12)	Limited Liability Company Agreement of Jalou of Vinton-Bingo, LLC

3.54(12)	Articles of Organization of Jalou of Vinton, LLC

3.55(12)	Limited Liability Company Agreement of Jalou of Vinton, LLC

3.56(12)	Articles of Organization of Jalou of St. Helena, LLC (nka Cash Magic St. Helena, LLC)

3.57(12)	Limited Liability Company Agreement of Jalou of St. Helena, LLC (nka Cash Magic St. Helena, LLC)

3.58(12)	Amended and Restated Articles of Incorporation of Jacobs Piñon Plaza Entertainment, Inc.

3.59(12)	Articles of Organization of Jalou of St. Martin, L.L.C.

3.60(12)	Limited Liability Company Agreement of Jalou of St. Martin, L.L.C.

3.61(12)	Limited Liability Company Agreement of Jalou L.L.C. (dissolved as of December 31, 2007)

3.62(12)	Operating Agreement of Houma Truck Plaza Stop and Casino, L.L.C.

3.63(12)	Limited Liability Company Agreement of Jalou-Cash’s L.L.C.

3.64(12)	Limited Liability Company Agreement of Lucky Magnolia Truck Stop and Casino, L.L.C.

3.65(12)	Limited Liability Company Agreement of Bayou Vista Truck Plaza and Casino, L.L.C.

3.66(12)	Limited Liability Company Agreement of Raceland Truck Plaza and Casino, L.L.C.

3.67(12)	Limited Liability Company Agreement of Jalou Breaux Bridge, LLC

3.68(12)	Limited Liability Company Agreement of Jalou of Eunice, LLC

3.69(12)	Limited Liability Company Agreement of Jalou of Jefferson, LLC

3.70(12)	Limited Liability Company Agreement of Jalou of Larose, LLC, now Cash Magic Larose, LLC

3.71(12)	Articles of Organization of Colonial Downs, LLC

3.72(12)	Operating Agreement of Colonial Downs, LLC

3.73(12)	Articles of Organization of JRJ Properties, LLC

3.74(12)	Limited Liability Company Agreement of JRJ Properties, LLC

3.75(12)	Articles of Organization of Virginia Concessions, LLC

3.76(12)	Amended and Restated Operating Agreement of Virginia Concessions, LLC

3.77A(12)	Articles of Amendment to the Articles of Incorporation of Old Dominion Racing Association, Inc.

3.77B(12)	Articles of Amendment to the Articles of Incorporation of Old Dominion Racing Association, Inc.

3.77C(12)	Articles of Amendment to the Articles of Incorporation of Old Dominion Jockey Club, Inc.

3.77D(12)	Articles of Amendment to the Articles of Incorporation of Maryland-Virginia Racing Circuit, Inc.

3.78(17)	Articles of Organization of Jalou Fox, LLC dated November 14, 2005.

3.79(17)	Limited Liability Company Agreement of Jalou Fox, LLC dated September 1, 2005.

3.80(19)	Articles of Organization of Jalou Silver Dollar, LLC.

3.81(19)	Limited Liability Company Agreement of Jalou Silver Dollar, LLC.

3.82(20)	Certificate of Incorporation of Jacobs Nautica Development, Inc.

3.83(20)	Bylaws of Jacobs Nautica Development, Inc.

3.84(22)	Certificate of Formation of Diamondhead Real Estate, LLC

3.85(22)	Limited Liability Company Agreement of Diamondhead Real Estate, LLC

3.86(22)	Articles of Organization of JEI Distributing, LLC

3.87(22)	Limited Liability Company Agreement of JEI Distributing, LLC

3.88(22)	Certificate of Incorporation of Jacobs Sugar Warehouse, Inc.

3.89(22)	Bylaws of Jacobs Sugar Warehouse, Inc.

4.1(13)	Trust Indenture Agreement by and between Jacobs Entertainment, Inc. and Wells Fargo Bank, as Trustee, dated June 16, 2006

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

10.12(12)	Consulting Agreement dated January 1, 2006 and amended June 16, 2006, by and among Jacobs Entertainment, Inc. and Jacobs Investments Management Co., Inc.

10.13(12)	Fourth Amendment to Option Purchase Agreement dated May 15, 2006 between Dakota/Blackhawk, LLC and Jacobs Entertainment, Inc.

10.14(12)	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Nautica Phase 2 Limited Partnership

10.15(12)	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Jacobs Lot D, Inc.

10.16(12)	Option Agreement dated April 18, 2006 between Jacobs Entertainment, Inc. and Flats Development, Inc.

10.17(12)	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Sycamore & Main, Inc.

10.18(12)	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Nautica Peninsula Land Limited Partnership

10.19(12)	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Sugar Warehouse Limited Partnership

10.20(12)	Lease and Option to Purchase Agreement dated June 21, 2006 by and between Curray Corporation, Texas Pelican, LLC and Jalou of Vinton, LLC

10.21(12)	Amendments to Thoroughbred Horsemen’s Agreements, dated May 11, 2006, by and between Colonial Downs, L.P. and The Virginia Horsemen’s Benevolent and Protective Association, Inc.

10.22(12)	Amendment to Standard Horsemen’s Agreements, dated May 26, 2006, by and between Colonial Downs, L.P. and The Virginia Harness Horse Association

10.23(16)	Executive Employment Agreement dated December 5, 2006 between Jacobs Entertainment, Inc. and Stephen R. Roark

10.24(16)	Executive Employment Agreement effective July 1, 2006 between Jacobs Entertainment, Inc. and Michael T. Shubic

10.25(16)	Executive Employment Agreement effective August 1, 2006 between Jacobs Entertainment, Inc. and Ian M. Stewart

10.26(16)	Executive Employment Agreement dated December 5, 2006 between Jacobs Entertainment, Inc. and Brett Kramer

10.27(16)	Executive Employment Agreement dated December 5, 2006 between Jacobs Entertainment, Inc. and Stanley Politano

10.28(17)	Membership Interests Purchase Agreement dated August 20, 2007 by and between Gameco Holdings, Inc. and Jacobs Entertainment, Inc.

10.28A(18)	Amendment No. 1 dated May 4, 2007 to Credit Agreement among Jacobs Entertainment, Inc. and various lenders

10.29(19)	Asset Purchase Agreement dated October 4, 2006 regarding the Silver Dollar Truck Plaza.

10.30(20)	Purchase Agreement dated March 14, 2008 regarding Jacobs Lot D, Inc.

10.31(21)	Amendment No. 2 dated February 5, 2009 to Credit Agreement among Jacobs Entertainment, Inc. and various lenders

12(22)	Computation of Ratio of Earnings to Fixed Charges.

14.1(19)	Code of Ethics (as revised).

21.2(22)	Subsidiaries of Jacobs Entertainment, Inc.

25.1(12)	Statement of Eligibility of Trustee on Form T-1

31.1(22)	Chief Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(22)	Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1(22)	Chief Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2(22)	Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated hereby by reference from our registration statement on Form S-4 (SEC Registration No. 333-88242) filed on May 14, 2002.
(2)	Incorporated hereby by reference from Amendment No. 1 of our registration statement on Form S-4 (SEC Registration No. 333-88242) filed on August 8, 2002.
(3)	Incorporated hereby by reference from our Form 10-K filed on March 29, 2004.
(4)	Incorporated hereby by reference from our Form 10-K filed on March 31, 2003.
(5)	Incorporated by reference from our Form 10-Q filed August 13, 2004.
(6)	Incorporated hereby by reference from our Report on Form 8-K filed October 7, 2004.
(7)	Incorporated hereby by reference to Exhibits 2.01(a) and 2.01(b) from our Report on Form 8-K dated March 4, 2005.
(8)	Incorporated hereby by reference from our Form 10-K filed March 28, 2005.
(9)	Incorporated hereby by reference from our Report on Form 8-K filed on March 4, 2005.
(10)	Incorporated by reference from our Form 10-Q filed November 14, 2005.
(11)	Incorporated hereby by reference from our Report on Form 8-K filed on November 15, 2005.
(12)	Incorporated hereby by reference from our registration statement on Form S-4 (SEC Registration No. 333-136066) filed on July 27, 2006.
(13)	Incorporated hereby by reference from our Form 8-K filed on March 23, 2006.
(14)	Incorporated hereby by reference from our Form 8-K filed on June 22, 2006.
(15)	Incorporated hereby by reference from our Form 10-K filed on March 29, 2006.
(16)	Incorporated hereby by reference from our Form 8-K filed on December 8, 2006.
(17)	Incorporated hereby by reference from our Form 8-K filed on September 6, 2007.
(18)	Incorporated hereby by reference from our Form 8-K filed on May 10, 2007.
(19)	Incorporated hereby by reference from our Form 10-K filed on March 26, 2008.
(20)	Incorporated hereby by reference from our Form 10-Q filed on May 13, 2008.
(21)	Incorporated hereby by reference from our Form 8-K filed on February 6, 2009.
(22)	Filed herewith.