Form 10-Q
period 2009-03-31
JACOBS ENTERTAINMENT INC
filed 2009-05-13
CIK 1173284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 13, 2009
Class A Common Stock, $.01 par value	1,320 shares
Class B Common Stock, $.01 par value	180 shares

Jacobs Entertainment, Inc.

Index

March 31, 2009

Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2009 and December 31, 2008

(Dollars in Thousands)

	March 31, 2009	December 31, 2008 (As adjusted, see Note 7)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,657	$21,879
Restricted cash	2,677	1,423
Accounts receivable, net	2,702	3,157
Inventory	3,368	3,421
Prepaid expenses and other current assets	3,045	2,951
Total current assets	36,449	32,831

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	59,757	59,451
Building and improvements	185,672	185,453
Equipment, furniture and fixtures	87,110	87,432
Leasehold improvements	3,087	3,087
Construction in progress	1,785	945
	337,411	336,368
Less accumulated depreciation	(92,892)	(89,986)
Property, plant and equipment, net	244,519	246,382

OTHER NONCURRENT ASSETS:
Goodwill	46,471	46,471
Identifiable intangible assets, net	8,649	9,192
Debt issue costs, net	6,924	6,795
Investment in equity securities	732	1,367
Other assets	1,642	1,439
TOTAL	$345,386	$344,477

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$20,198	$22,271
Gaming taxes payable	2,956	3,195
Interest payable	6,106	994
Due to affiliates	43	210
Current portion of long-term debt and capital lease obligations	1,361	1,360
Total current liabilities	30,664	28,030

Long-term debt and capital lease obligations	287,699	290,020
Other noncurrent liabilities	934	891
Total liabilities	319,297	318,941
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER’S EQUITY:
Class A Common stock, $.01 par value; 1,800 shares authorized, 1,320 shares issued and outstanding as of March 31, 2009 and December 31, 2008	—	—
Class B Common stock, $.01 par value; 200 shares authorized, 180 shares issued and outstanding as of March 31, 2009 and December 31, 2008	—	—
Additional paid-in capital	28,843	31,139
Accumulated deficit	(2,754)	(5,815)
Noncontrolling interest		212
Total stockholder’s equity	26,089	25,536
TOTAL	$345,386	$344,477

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2009 and 2008

(Dollars in Thousands)

	Three Months Ended March 31,
	2009	2008 (As adjusted, see Note 7)
REVENUES
Gaming:
Casino	$34,506	$34,378
Truck stop	17,634	17,575
Pari-mutuel	8,331	9,356
Food and beverage	7,233	7,454
Convenience store – fuel	13,018	22,215
Convenience store – other	3,474	2,443
Hotel	818	952
Other	1,546	1,320
Total revenues	86,560	95,693
Less: Promotional allowances	(8,583)	(8,515)
Net revenues	77,977	87,178

COSTS AND EXPENSES
Gaming:
Casino	11,347	11,580
Truck stop	10,388	10,335
Pari-mutuel	6,147	7,269
Food and beverage	3,165	3,708
Convenience store – fuel	12,170	21,263
Convenience store – other	4,154	3,451
Hotel	168	244
Marketing, general and administrative	15,187	16,485
Unrealized loss on change in fair value of investment in equity securities	635
Depreciation and amortization	5,258	4,936
Total costs and expenses	68,619	79,271

OPERATING INCOME	9,358	7,907

Interest income	15	57
Interest expense	(6,312)	(7,048)

NET INCOME	3,061	916

Net loss of subsidiary attributable to the noncontrolling interest		5

NET INCOME ATTRIBUTABLE TO JACOBS ENTERTAINMENT, INC. STOCKHOLDER	$3,061	$921

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the Year Ended December 31, 2008 and for the Three Months Ended March 31, 2009

(Dollars in Thousands)

	Jacobs Entertainment, Inc. Stockholder
	Common Stock*	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Comprehensive Income (Loss)	Total
BALANCES, JANUARY 1, 2008 (As adjusted, see Note 7)	$—	$32,939	$(1,707)	$(2,419)	$141	$—	$28,954
Distributions		(1,800)					(1,800)
Comprehensive loss:
Change in fair value of equity securities				2,419		2,419	2,419
Net (loss) income (As adjusted, see Note 7)			(4,108)		71	(4,037)	(4,037)
Total comprehensive loss (As adjusted, see Note 7)						(1,618)	(1,618)
BALANCES, DECEMBER 31, 2008 (As adjusted, see Note 7)	$—	$31,139	$(5,815)	$—	$212	$—	$25,536
Capital contribution		942					942
Distributions		(3,238)					(3,238)
Acquisition of noncontrolling interest					(212)		(212)
Net income **			3,061			3,061	3,061
BALANCES, MARCH 31, 2009	$—	$28,843	$(2,754)	$—	$—	$3,061	$26,089

*                 The par value amount of the Jacobs Entertainment, Inc. 1,320 shares of Class A common stock and 180 shares of Class B common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 due to rounding.

**          For the three months ended March 31, 2009, comprehensive income is equal to net income and is entirely attributable to the Jacobs Entertainment, Inc. stockholder.

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2009 and 2008

(Dollars in Thousands)

	Three Months Ended March 31,
	2009	2008 (As adjusted, see Note 7)
OPERATING ACTIVITIES:
Net income	$3,061	$916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,258	4,936
Unrealized loss on change in fair value of investment in equity securities	635
Loss on sale of equipment	78	54
Deferred financing cost amortization	401	371
Other	2	1
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(1,254)	(1,499)
Accounts receivable, net	265	(858)
Inventory	53	8
Prepaid expenses and other assets	(321)	(1,051)
Accounts payable and accrued expenses	(1,514)	327
Gaming taxes payable	(239)	(294)
Interest payable	5,114	5,112
Due from/to affiliate	(167)	(451)
Net cash provided by operating activities	11,372	7,572
INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,936)	(3,487)
Proceeds from sale of equipment	49	15
Purchases of device rights	(10)	(674)
Acquisition of noncontrolling interest	(212)
Net cash used in investing activities	(3,109)	(4,146)
FINANCING ACTIVITIES:
Payments to obtain financing	(530)
Proceeds from revolving line of credit	6,713	1,250
Payments on long-term debt	(180)	(191)
Payments on revolving line of credit	(8,250)	(2,250)
Distributions to stockholder	(3,238)
Net cash used in financing activities	(5,485)	(1,191)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,778	2,235
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,879	24,497
CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,657	$26,732
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$794	$1,564
Non-cash investing and financing activities:
Capital contribution exchanged for retirement of liabilities paid by affiliate	$942
Non-cash additions to property	$961	$350

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

1.                       BUSINESS AND ORGANIZATION

Jacobs Entertainment, Inc. (“JEI,” the “Company,” “us,” “our,” or “we”) was formed on April 17, 2001, as a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended, to become a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Nevada, Louisiana, and Virginia. We are a wholly-owned subsidiary of Jacobs Investments, Inc. (“JII”).  Effective October 1, 2008, 80% of the Class A shares of JII became owned by Jeffrey P. Jacobs, our Chief Executive Officer, and two of his family trusts, and 20% of the Class A shares became owned by an irrevocable trust established by his father, Richard E. Jacobs, of which Jeffrey P. Jacobs is the sole trustee.  Additionally, Jeffrey P. Jacobs’ family trusts own all 180 outstanding shares of JII’s Class B common stock.  These persons and their affiliates are referred to herein as “Jacobs.”  As of March 31, 2009, we own and operate five casinos through wholly-owned subsidiaries. Our casinos include The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Hotel Casino (“Gilpin”), both in Black Hawk, Colorado, the Gold Dust West Casino (“Gold Dust West-Reno”) in Reno, Nevada, the Gold Dust West-Carson City (“Gold Dust West-Carson City”) in Carson City, Nevada and the Gold Dust West-Elko (“Gold Dust West-Elko”) in Elko, Nevada.  JEI also owns and operates 18 truck plaza video gaming facilities in Louisiana, which are collectively referred to as “Jalou,” “truck stops” or “truck plazas.”  We also receive a percentage of gaming revenue from an additional truck plaza video gaming facility.  Finally, JEI owns and operates a horse racing track with eight satellite wagering facilities in Virginia through a wholly-owned subsidiary, Colonial Holdings, Inc. (“Colonial”).

On April 1, 2008, we acquired one of the Nautica parcels referred to as “Lot D.”  The company that owned this parcel of land and parking lot business was wholly owned by our Chairman and Chief Executive Officer. Additionally, on January 21, 2009, we acquired a second Nautica parcel referred to as “Sugar Warehouse” from a limited partnership controlled by our Chief Executive Officer.  The purchases of these businesses were accounted for as combinations of entities under common control.  Accordingly, the accompanying unaudited condensed consolidated 2008 financial statements have been retroactively adjusted to include the operations of these acquired businesses from January 1, 2008.  See Notes 6 and 7 below.

2.                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Financial Statements – The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial position as of March 31, 2009 and December 31, 2008, and the results of our operations and cash flows for the three months ended March 31, 2009 and 2008, and our changes in stockholder’s equity for the year ended December 31, 2008 and the three months ended March 31, 2009.  All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto in our Form 10-K report for the year ended December 31, 2008 filed with the U.S. Securities and Exchange Commission.  Our significant accounting policies are discussed in detail in Note 2 to the financial statements contained in our Form 10-K report.  The results of interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

New Accounting Pronouncements – In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141R, Business Combinations (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase option; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) was effective for us on January 1, 2009. SFAS 141(R) will have an impact on our consolidated results of operations, cash flows and financial position, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate in the future.  No material business combinations have been consummated since the effective date of SFAS 141(R).

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted SFAS 160 effective January 1, 2009 in conjunction with the acquisition of Sugar Warehouse.  See Note 7.  Such adoption did not have a material impact on our condensed consolidated financial statements.

3.                       GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

We test goodwill for impairment as of September 30 each year or when circumstances indicate it is necessary.  Testing compares the estimated fair values of our reporting units to the reporting units’ carrying value.  We consider a variety of factors when estimating the fair value of our reporting units, including estimates about the future operating results of each reporting unit, multiples of EBITDA, investment banker market analyses, and recent sales of comparable business units if such information is available to us.  A variety of estimates and judgments about the relevance and comparability of these factors to the reporting units are made.  At September 30, 2008, we recorded a goodwill impairment charge of $199 to our Gold Dust West-Carson City reporting unit, reducing the carrying amount of its goodwill to zero.  We believe the goodwill held in our other reporting units is not impaired.  There has been no change in the carrying amount of goodwill for the three months ended March 31, 2009.

In addition, as of March 31, 2009, we have reassessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets.

Identifiable intangible assets as of March 31, 2009 and December 31, 2008, consist of the following:

	Weighted	March 31, 2009			December 31, 2008
	Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizable intangible assets:
Revenue rights	42.75	$6,000	$870	$5,130	$6,000	$840	$5,160
Device use rights	2.46	8,755	5,776	2,979	8,820	5,393	3,427
Noncompete agreements	2.73	1,779	1,239	540	1,779	1,174	605

Total		$16,534	$7,885	$8,649	$16,599	$7,407	$9,192

Aggregate amortization expense of identifiable intangible assets was $551 and $317 for the three months ended March 31, 2009 and 2008, respectively.

Estimated amortization expense for the years ending December 31:

2009 (remaining 9 months)	$1,104
2010	1,291
2011	741
2012	570
2013	282
Thereafter	4,661
Total	$8,649

4.                       SEGMENTS

Our Chief Executive Officer (“CEO”) is the chief operating decision maker. Our casino properties in Colorado (The Lodge and Gilpin casinos) and Nevada (the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos) are managed by our Chief Operating Officer (“COO”) who is located in our Golden, Colorado corporate offices. Further, our 19 video poker truck plaza operations are also managed by our COO.  Our COO reports to our President, who is also located in Golden, Colorado.  Our President reports directly to our CEO. Our Virginia racetrack and satellite wagering facilities are managed by our on-site President of Pari-Mutuel Operations, and he reports directly to our CEO.

At March 31, 2009 and 2008, we have four segments representing the geographic regions of our operations.  Each segment is managed separately because of the unique characteristics of its revenue stream and customer base. We have aggregated our operations into these four segments based on similarities in the nature of the properties’ businesses, customers and regulatory environment in which each property operates. The Colorado segment consists of The Lodge and Gilpin casinos.  Our Nevada segment includes the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos.  The Louisiana operations consist of its truck plaza/video poker facilities, and the Virginia segment consists of Colonial’s pari-mutuel operations and its satellite wagering facilities.

The accounting policies of the segments are the same as those described in Note 2 above and those included in our Form 10-K report for the year ended December 31, 2008.  The corporate adjustments, eliminations and other represent all other income and expenses, and are also presented.

As of and for the Three Months Ended March 31, 2009

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other	Total
Revenues:
Gaming
Casino	$24,927	$9,579				$34,506
Truck stop			$17,634			17,634
Pari-mutuel				$8,331		8,331
Food and beverage	2,667	2,177	1,920	469		7,233
Convenience store – fuel			13,018			13,018
Convenience store – other			3,474			3,474
Hotel	475	343				818
Other	206	356	575	279	$130	1,546
Total revenues	28,275	12,455	36,621	9,079	130	86,560
Less: Promotional allowances	(5,255)	(2,232)	(1,096)			(8,583)
Net revenues	$23,020	$10,223	$35,525	$9,079	$130	$77,977

Depreciation and amortization	$1,726	$1,490	$1,309	$506	$227	$5,258
Interest income	$—	$—	$4	$9	$2	$15
Interest expense	$2,172	$1,269	$1,012	$148	$1,711	$6,312
Net income (loss)	$4,399	$(853)	$3,749	$402	$(4,636)	$3,061
EBITDA(1)	$8,297	$1,906	$6,066	$1,047	$(2,700)	$14,616

Goodwill	$6,711	$8,836	$30,924			$46,471
Identifiable intangible assets, net			$8,649			$8,649
Property, plant and equipment, net	$89,766	$42,872	$40,790	$64,043	$7,048	$244,519
Total assets	$109,185	$60,431	$92,338	$70,793	$12,639	$345,386
Long-term debt	$85,655	$61,501	$51,160	$5,634	$83,749	$287,699
Capital expenditures	$637	$601	$1,054	$316	$328	$2,936

For the Three Months Ended March 31, 2008

(Balance Sheet Data as of December 31, 2008)

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other (As adjusted, see Note 7)	Total (As adjusted, see Note 7)
Revenues
Gaming
Casino	$24,756	$9,622				$34,378
Truck stop			$17,575			17,575
Pari-mutuel				$9,356		9,356
Food and beverage	2,642	2,161	2,113	538		7,454
Convenience store – fuel			22,215			22,215
Convenience store – other			2,443			2,443
Hotel	466	486				952
Other	186	351	368	280	$135	1,320
Total revenues	28,050	12,620	44,714	10,174	135	95,693
Less: Promotional allowances	(5,124)	(2,005)	(1,386)			(8,515)
Net revenues	$22,926	$10,615	$43,328	$10,174	$135	$87,178

Depreciation and amortization	$1,731	$1,464	$1,001	$519	$221	$4,936
Interest income	$3	$4	$8	$29	$13	$57
Interest expense	$2,202	$1,433	$1,223	$149	$2,041	$7,048
Noncontrolling interest					$5	$5
Net income (loss)	$3,381	$(1,503)	$3,348	$(86)	$(4,219)	$921
EBITDA(1)	$7,311	$1,390	$5,564	$553	$(1,975)	$12,843

Goodwill	$6,711	$8,836	$30,924			$46,471
Identifiable intangible assets, net			$9,192			$9,192
Property, plant and equipment, net	$90,574	$44,241	$40,517	$64,106	$6,944	$246,382
Total assets	$110,441	$61,552	$90,396	$69,453	$12,635	$344,477
Long-term debt	$85,655	$61,556	$51,174	$5,644	$85,991	$290,020
Capital expenditures	$1,823	$677	$487	$460	$40	$3,487

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

5.                       COMMITMENTS AND CONTINGENCIES

Commitments

Colonial has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for our pari-mutuel wagering applications.  The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities to 2012, and to provide replacement equipment for existing equipment, at a rate of .385% of handle up to $270,000 in handle.  Handle above $270,000 will be charged a rate of .345%.  The agreement also provides for a minimum charge per calendar year of $210.  In addition, effective May 1, 2009, Colonial has entered into an agreement with a company which provides broadcasting and simulcasting equipment and services.  The agreements for live racing broadcasting and simulcasting services at the horse racing track expires December 31, 2011.  Total expense incurred for totalisator and broadcasting and simulcasting equipment was $173 and $200 for the three month periods ended March 31, 2009 and 2008, respectively.

The Interstate Horse Racing Act requires that we secure the consent of the Virginia Horsemen’s Benevolence and Protective Association (the “VaHBPA”) and the Virginia Harness Horse Association (“VHHA”) to the export simulcasting of races. These consents are usually contained in the agreement between each group and Colonial.  We have entered into an agreement with the VHHA that expires December 31, 2011 and an agreement with the VaHBPA that expires December 31, 2009.

Our operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia, leases for office space in Colorado, Louisiana, Virginia and Florida, as well as leases for automobiles and other property and equipment at all locations, expiring at various dates.  Total expense under these non-cancelable operating leases was $763 and $707 during the three months ended March 31, 2009 and 2008, respectively.

Additionally, under Louisiana law, video poker machines must be owned by Louisiana residents.  The Jalou truck plaza video gaming facilities pay a fee to the third party owner of the machines in order to maintain the machines used in our truck plaza operations, plus reimbursement for the owner’s licensing costs and various other expenses.  Total expense under these obligations was $272 and $331 for the three months ended March 31, 2009 and 2008, respectively.

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

6.                       RELATED PARTY TRANSACTIONS

In order to assist us in our efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, we have an agreement with Jacobs Investments Management Co. Inc. (“JIMCO”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two former directors of Colonial. This agreement calls for $1,250 per year payable in two equal installments of $625 on January 1st and July 1st each year plus two and one-half percent (2.5%) of budgeted development costs for projects undertaken by us, if certain debt covenant ratios are met. Totals incurred under this agreement with JIMCO were $313 and $313 during the three months ended March 31, 2009 and 2008, respectively.

We provide monthly management and accounting services for various truck stops owned by Jacobs.  Charges for these management services totaled $294 and $295 for the three months ended March 31, 2009 and 2008, respectively. Additionally, we provide shared services such as a branded fuel card that can be used at the truck stops owned both by us and Jacobs, and repair parts purchased by Jacobs from us.  These transactions result in receivables from and payables to our affiliate.  As of March 31, 2009 and December 31, 2008, these transactions resulted in net payables to affiliate totaling $43 and $210, respectively.

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

During March 2008, we exercised our option to acquire one of these parcels referred to as “Lot D.”  On April 1, 2008, we purchased this parcel for $800.  The company that owned this parcel of land and parking lot business was wholly owned by our Chairman and Chief Executive Officer.  Additionally, on January 15, 2009, we exercised our option to acquire one of these parcels referred to as “Sugar Warehouse,” and on January 21, 2009, we purchased this parcel for $2,450 from the limited partnership that owned this building.  An affiliate of our Chairman and Chief Executive Officer owned 82% of the general partner interests and 16.4% of the limited partner interests of the seller.  See Note 7 below.

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

7.                       DEBT AND RECENT ACQUISITION ACTIVITY

We have issued senior unsecured notes in the amount of $210,000 bearing interest at 9¾% due June 15, 2014 with interest only payments due each June 15 and December 15.  We also have a $100,000 senior secured credit facility consisting of: (i) a $40,000 five-year revolving credit facility; (ii) a $40,000 six-year term loan facility; and (iii) a $20,000 six-year delayed draw term loan.  Borrowings under our senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined, and (2) the federal funds rate plus ½ of 1% or (b) a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs.  At March 31, 2009, the blended interest rate on our senior secured credit facility was approximately 3.32%.  As of March 31, 2009, $25,000 was available on the revolving credit facility.

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

There are many restrictions and covenants placed upon us under both our secured and unsecured indebtedness. We are required to maintain certain operating performance ratios, our covenants impose various restrictions on us as to the timing of redemptions of our notes, there are various change of control covenants, and there are many other restrictive and operational limitations on us that would be difficult or impossible for us to change.  The occurrence of any one of these events and/or covenant violations to our debt agreements could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our debt agreements.  The failure to repay or maintain compliance with our covenants on any of our indebtedness would result in an event of default under both our senior credit facility and our indenture.

At March 31, 2009, certain debt covenants under our senior secured credit facility were to become more restrictive. We entered into an amendment to our credit agreement which became effective February 5, 2009.  The amendment increased the maximum permitted senior secured leverage ratio and adjusted the test periods.  At March 31, 2009, we are in compliance with the revised financial covenants.

Acquisition of Silver Dollar

On March 29, 2007, we acquired the Silver Dollar truck plaza in Shreveport, Louisiana (“Silver Dollar”) for $4,000 plus acquisition costs of $197.  The purchase agreement included an “earn-out payment” (additional purchase price) to be paid 19 calendar months after the video poker devices are legally operating at Silver Dollar.  The earn-out payment is based on 5.0 times annualized EBITDA of the truck stop, less the initial $4,000 purchase price paid, up to a maximum of $1,500 additional purchase price. On September 28, 2007, we began operating video poker devices.  We have determined that no additional purchase price was due to the seller.

Acquisition of Nautica Lot D

As discussed in Notes 1 and 6 above, on April 1, 2008, we acquired Lot D for $800. The acquisition of Lot D and its parking lot business was accounted for as a combination of entities under common control.  Therefore, the acquisition has been recorded at Jacobs’ historical cost bases in the assets and liabilities transferred.  The accompanying unaudited condensed consolidated financial statements have been retroactively adjusted from January 1, 2008 to include the operations of the parking lot business as though the transaction had occurred at January 1, 2008.  A distribution of $800 was recorded on the acquisition date, and the net assets of the entity acquired have been retroactively accounted for in our financial statements.  Therefore, an effective net distribution of $669 (the $800 distribution reduced by the $131 of net assets acquired) results from the transaction.

The following table summarizes the net assets acquired and liabilities assumed as of April 1, 2008, for the Lot D acquisition:

Lot D

Current assets	$1
Property and equipment, net	143

Total assets acquired	144

Current liabilities assumed	13

Net assets acquired	$131

Acquisition of Nautica Sugar Warehouse

As discussed in Notes 1 and 6 above, on January 21, 2009, we acquired Sugar Warehouse for $2,450. The acquisition of Sugar Warehouse and its related business was accounted for as a combination of entities under common control.  Therefore, the portion acquired from Jacobs has been recorded at the historical cost bases in the assets and liabilities transferred and the portion acquired from third parties has been recorded at fair value at the acquisition date using the acquisition method of accounting in accordance with SFAS 141(R).  Accordingly, the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted from January 1, 2008 to include the operations of the business as though the transaction had occurred at January 1, 2008. A distribution of $2,238 was recorded on the acquisition date for the portion of the purchase price attributable to Jacobs.  Additionally, the net assets attributable to the noncontrolling interest holders have been reflected as a separate component of equity in connection with the retroactive adjustment discussed above.

If casino gaming were to become legalized in Ohio and a casino is licensed at Nautica within seven years from the purchase date, the purchase price of Sugar Warehouse would increase based on independent appraisals of the land and improvement values.  At March 31, 2009, the fair value of the Sugar Warehouse contingent purchase price is immaterial to the financial position of the Company but could have a material impact in the future if and when gaming becomes legalized in Ohio and a casino license is granted for this site.

The following table summarizes the net assets acquired and liabilities assumed as of January 21, 2009, for the Sugar Warehouse acquisition considering both the portion acquired from Jacobs and the noncontrolling interest holders:

Sugar Warehouse

Current assets	$47
Property and equipment, net	1,775

Total assets acquired	1,822

Current liabilities assumed	38
Long-term debt assumed	63

Total liabilities assumed	101

Net assets acquired	$1,721

The following schedule discloses the effects on JEI’s equity due to the change in ownership interest in Sugar Warehouse discussed above:

	Three Months Ended March 31
	2009	2008 (As adjusted)

Net income attributable to JEI stockholder	$3,061	$921
Decrease in JEI’s equity for purchase of Sugar Warehouse noncontrolling interest	(212)
Change from net income attributable to JEI stockholder and transfer to the noncontrolling interest	$2,849	$921

Acquisition of Land in the Gulf Coast of Mississippi

During 2008, we completed several land purchase transactions with owners of real estate lots in the Gulf Coast of Mississippi, resulting in total purchases of $3,047, including acquisition costs of $246.  Additionally, during September 2008, we entered into two land purchase options totaling $160.  These land purchase options each expire in June 2009, with two one-year extensions at the option of JEI.  During November 2008, we entered into a third land purchase option totaling $100, expiring May 2009, with a one-year extension at the option of JEI. The total purchase price of all parcels under these three option agreements is $42,000.  During January 2009, we completed one additional land purchase transaction at a total purchase price of $307.

We are conducting due diligence on the lots and evaluating the feasibility of developing and constructing a mixed use project which may include a licensed gaming establishment, a hotel, restaurant, condominiums, retail development and parking facilities.  Our application filed with Hancock County, Mississippi, to rezone the property to waterfront district, as part of our plan to build a casino resort and hotel, was denied in April 2009 by the Hancock County board of supervisors by a vote of 3 to 2.  However, we continue to pursue other rezoning options.  The project is subject to all necessary approvals from the Mississippi Gaming Commission as well as necessary financing.

8.                       FAIR VALUE OF INVESTMENT IN EQUITY SECURITIES

Effective January 1, 2008, we adopted the provisions of FASB Statement No. 157, Fair Value Measurements (“SFAS 157”) for all financial and nonfinancial assets and liabilities measured at fair value on a recurring basis.  Effective January 1, 2009, we adopted the provisions of SFAS 157 pertaining to nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities.  The statement establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.  The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.  The statement establishes a hierarchy for grouping these assets and liabilities, based on the significance level of the following inputs:

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

During the fourth quarter of 2008, we determined that we and our affiliates had reached a level of significant influence on the operations of MTR and were therefore required to account for our investment in MTR using the equity method of accounting.  Alternatively, we have elected the fair value option permitted by FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FAS 115 (“SFAS 159”), and beginning November 1, 2008, we have recognized changes in the fair value of our investment in MTR as unrealized gains/losses in earnings based on its quoted market price.

The fair value of our investment in MTR is based entirely upon quoted market prices, which is a Level 1 input.  As of March 31, 2009 and December 31, 2008, the fair value of our investment in MTR was $732 and $1,367, respectively.  For the three months ended March 31, 2009, we recorded an unrealized loss on the change in the fair value of the investment totaling $635.

The following is summary level financial information of MTR as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31
	2009	2008

Net revenues	$109,700	$112,987
Total operating expenses	97,529	104,175
Income (loss) from continuing operations	1,502	(2,409)
Net income (loss)	752	(2,626)

	As of March 31, 2009	As of December 31, 2008

Current assets	$79,364	$71,095
Noncurrent assets	$450,855	$456,615
Current liabilities	$170,509	$70,688
Noncurrent liabilities	$263,320	$361,419

9.                       COMPREHENSIVE INCOME

For the three months ended March 31, 2009 and 2008, comprehensive income was as follows:

	Three Months Ended March 31
	2009	2008 (As adjusted, see Note 7)

Net income	$3,061	$916
Other comprehensive income:
Change in fair value of equity securities available-for-sale		171
Comprehensive income	3,061	1,087
Comprehensive net loss of subsidiary attributable to the noncontrolling interest		5
Comprehensive income attributable to Jacobs Entertainment, Inc. stockholder	$3,061	$1,092

10.                CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF MARCH 31, 2009

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$1,226	$35,223		$36,449
Property, plant and equipment, net	1,798	242,721		244,519
Net investment in and advances to subsidiaries	106,639		$(106,639)	—
Other long-term assets	3,966	60,452		64,418
Total assets	$113,629	$338,396	$(106,639)	$345,386

LIABILITIES AND EQUITY
Current liabilities	$3,832	$26,832		$30,664
Long-term debt	282,872	4,827		287,699
Long-term debt (receivable from) payable to affiliate	(199,182)	199,182		—
Other long-term liabilities	18	916		934
Stockholder’s equity	26,089	106,639	$(106,639)	26,089
Total liabilities and equity	$113,629	$338,396	$(106,639)	$345,386

AS OF DECEMBER 31, 2008

(As adjusted, see Note 7)

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$1,026	$31,805		$32,831
Property, plant and equipment, net	1,984	244,398		246,382
Net investment in and advances to subsidiaries	107,417		$(107,417)	—
Other long-term assets	4,255	61,009		65,264
Total assets	$114,682	$337,212	$(107,417)	$344,477

LIABILITIES AND EQUITY
Current liabilities	$3,797	$24,233		$28,030
Long-term debt	284,511	5,509		290,020
Long-term debt (receivable from) payable to affiliate	(199,182)	199,182		—
Other long-term liabilities	20	871		891
Stockholder’s equity	25,536	107,417	$(107,417)	25,536
Total liabilities and equity	$114,682	$337,212	$(107,417)	$344,477

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$78,102	$(125)	$77,977
Costs and expenses	$(2,969)	(65,775)	125	(68,619)
Interest expense, net	(1,315)	(4,982)		(6,297)
Equity in earnings of subsidiaries	7,345		$(7,345)
Net income	$3,061	$7,345	$(7,345)	$3,061

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(As adjusted, see Note 7)

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$87,253	$(75)	$87,178
Costs and expenses	$(2,211)	(77,135)	75	(79,271)
Interest expense, net	(1,622)	(5,369)		(6,991)
Equity in earnings of subsidiaries	4,754		(4,754)
Noncontrolling interest		5		5
Net income attributable to JEI stockholder	$921	$4,754	$(4,754)	$921

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$6,858	$4,514	$	$11,372

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(22)	(2,914)		(2,936)
Proceeds from sale of equipment		49		49
Purchases of device rights		(10)		(10)
Acquisition of noncontrolling interest	(212)			(212)
Net cash used in investing activities	(234)	(2,875)		(3,109)

FINANCING ACTIVITIES:
Payments to obtain financing	(530)			(530)
Proceeds from revolving line of credit	6,713			6,713
Payments on long-term debt	(100)	(80)		(180)
Payments on revolving line of credit	(8,250)			(8,250)
Net advances to/from subsidiaries	(1,412)	1,412
Distributions to stockholder	(3,238)			(3,238)
Net cash (used in) provided by financing activities	(6,817)	1,332		(5,485)

Net (Decrease) Increase in Cash and Cash Equivalents	(193)	2,971		2,778
Cash and Cash Equivalents — Beginning of Period	487	21,392		21,879
Cash and Cash Equivalents — End of Period	$294	$24,363	$	$24,657

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(As adjusted, see Note 7)

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$4,506	$3,066	$	$7,572

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(37)	(3,450)		(3,487)
Proceeds from sale of equipment		15		15
Purchases of device rights		(674)		(674)
Net cash used in investing activities	(37)	(4,109)		(4,146)

FINANCING ACTIVITIES:
Proceeds from revolving line of credit	1,250			1,250
Payments on long-term debt	(100)	(91)		(191)
Payments on revolving line of credit	(2,250)			(2,250)
Net advances to/from subsidiaries	(2,665)	2,665
Net cash (used in) provided by financing activities	(3,765)	2,574		(1,191)

Net Increase in Cash and Cash Equivalents	704	1,531		2,235
Cash and Cash Equivalents — Beginning of Period	235	24,262		24,497
Cash and Cash Equivalents — End of Period	$939	$25,793	$	$26,732

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section discusses the results of our operations for the three months ended March 31, 2009 and 2008. We recommend reading the following discussions and analyses in conjunction with our unaudited condensed consolidated financial statements, including the notes and other financial information contained in this Form 10-Q, as well as our audited consolidated financial statements as of December 31, 2008, included in our Form 10-K report filed with the Securities and Exchange Commission (“10-K Report”). Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties. In this regard, see the section “Risk Factors” in Item 1A of our 10-K Report.

The historical information should not necessarily be taken as a reliable indicator of our future performance.

TABLE OF CONTENTS TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Description of item
1.	Significant transactions occurring during 2009
2.	Overview and discussion of our operations
3.	Comparison of our results of operations for the three months ended March 31, 2009 to the three months ended March 31, 2008
4.	EBITDA segment information
5.	Liquidity and capital resources
6.	Critical accounting policies and estimates

1. Significant transactions occurring during 2009

Nautica Property Acquisition

We have acquired from affiliated parties several options to lease and options to purchase six parcels of land and certain improvements on the west bank of the Cuyahoga River in Cleveland, Ohio.  We refer to these properties as the Nautica Properties.  On January 15, 2009, we exercised our option to acquire one of these parcels referred to as “Sugar Warehouse,” and on January 21, 2009, we purchased this parcel for $2.45 million from the limited partnership that owned this building.  An affiliate of our Chairman and Chief Executive Officer owned 82% of the general partner interests and 16.4% of the limited partner interests of the seller. The acquisition of Sugar Warehouse and its related business was accounted for as a combination of entities under common control.  Therefore, the portion acquired from our affiliate has been recorded at the historical cost bases in the assets and liabilities transferred and the portion acquired from third parties has been recorded at fair value at the acquisition date using the acquisition method of accounting in accordance with SFAS 141(R).  Accordingly, the unaudited condensed consolidated financial statements and the accompanying management’s discussion and analysis of financial condition and results of operations presented in this Form 10-Q have been retroactively adjusted to include the operations of Sugar Warehouse from January 1, 2008.  See Note 7 of the unaudited condensed consolidated financial statements.

Acquisition of Land in the Gulf Coast of Mississippi

During 2008, we completed several land purchase transactions with owners of real estate lots in the Gulf Coast of Mississippi.  During January 2009, we completed one additional land purchase transaction at a total purchase price of $0.3 million.

We are conducting due diligence on the lots and evaluating the feasibility of developing and constructing a mixed use project which may include a licensed gaming establishment, a hotel, restaurant, condominiums, retail development and parking facilities.  Our application filed with Hancock County, Mississippi, to rezone the property to waterfront district, as part of our plan to build a casino resort and hotel, was denied in April 2009 by the Hancock County board of supervisors by a vote of 3 to 2.  However, we continue to pursue other rezoning options.  The project is subject to all necessary approvals from the Mississippi Gaming Commission as well as necessary financing.

Amendment to Credit Agreement

At March 31, 2009, certain debt covenants under our senior secured credit facility were to become more restrictive.  We entered into an amendment to our credit agreement which became effective February 5, 2009.  The amendment increased the maximum permitted senior secured leverage ratio and adjusted the test periods.

2. Overview and discussion of our operations

We have four segments representing the geographic regions of our operations: Colorado, Nevada, Louisiana and Virginia. Each segment is managed separately because of the unique characteristics of its revenue stream, regulatory environment and customer base.

Our Chief Executive Officer (“CEO”) is the chief operating decision maker. Our casino properties in Colorado (The Lodge and Gilpin casinos) and Nevada (the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos) are managed by our Chief Operating Officer (“COO”) who is located in our Golden, Colorado corporate offices.  Further, our 19 video poker truck plaza operations are also managed by our COO. Our COO reports to our President, who is also located in Golden, Colorado. Our President reports directly to our CEO.  Our Virginia racetrack and satellite wagering facilities are managed by our on-site President of Pari-Mutuel Operations, and he reports directly to our CEO.

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

Colorado

Our Colorado operations consist of The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Casino (“Gilpin”), both of which are located in Black Hawk, Colorado. The competitive aspects of the market in Black Hawk continue to be a significant factor in our operations.  There were approximately 9,600 gaming devices in the city of Black Hawk at March 31, 2009. At March 31, 2009, we had 1,417 devices in this market (974 at The Lodge and 443 at the Gilpin), which represented approximately 15% of the total devices in Black Hawk.

Nevada

Our Nevada operations consist of Gold Dust West-Reno, located in Reno, Nevada, which was acquired on January 5, 2001; Gold Dust West-Carson City, located in Carson City, Nevada, which was acquired on June 25, 2006; and Gold Dust West-Elko, located in Elko, Nevada, which we developed and opened on March 5, 2007.  As in Colorado, our Nevada casinos operate in highly competitive markets. As a result of the added competition from Indian Gaming in California, many Northern Nevada casinos advertise themselves as “locals’ casinos.”

Louisiana

The Louisiana truck plaza video gaming facilities consist of 18 truck plazas located in Louisiana and a share in the gaming revenues of an additional truck plaza.  Each truck plaza features a convenience store, fueling operations, a restaurant and up to 50 video gaming devices in the casino depending on the level of fuel sales and available space.  At March 31, 2009, our truck plaza video gaming facilities had a combined total of 921 video gaming devices.

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

Summary of Consolidated Operating Results

The following table summarizes our consolidated results of operations for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended
	March 31,
	2009	2008 (As adjusted, see Note 7 of Financial Statements)	$ Change	% Variance

REVENUES
Gaming:
Casino	$34,506	$34,378	$128	0.37%
Truck stop	17,634	17,575	59	0.34%
Pari-mutuel	8,331	9,356	(1,025)	-10.96%
Food and beverage	7,233	7,454	(221)	-2.96%
Convenience store — fuel	13,018	22,215	(9,197)	-41.40%
Other	5,838	4,715	1,123	23.82%
Less: Promotional allowances	(8,583)	(8,515)	(68)	0.80%
Net revenues	77,977	87,178	(9,201)	-10.55%

COSTS AND EXPENSES
Gaming:
Casino	11,347	11,580	(233)	-2.01%
Truck stop	10,388	10,335	53	0.51%
Pari-mutuel	6,147	7,269	(1,122)	-15.44%
Food and beverage	3,165	3,708	(543)	-14.64%
Convenience store — fuel	12,170	21,263	(9,093)	-42.76%
Other	4,322	3,695	627	16.97%
Marketing, general and administrative	15,187	16,485	(1,298)	-7.87%
Unrealized loss on change in fair value of investment in equity securities	635		635	n/a
Depreciation and amortization	5,258	4,936	322	6.52%
Total costs and expenses	68,619	79,271	(10,652)	-13.44%

OPERATING INCOME	9,358	7,907	1,451	18.35%

Interest expense, net	(6,297)	(6,991)	694	-9.93%
Noncontrolling interest		5	(5)	-100.00%

NET INCOME ATTRIBUTABLE TO JEI	$3,061	$921	$2,140	232.36%

3. Comparison of our results of operations for the three months ended March 31, 2009 to the three months ended March 31, 2008

All comparisons below begin with the 2009 results followed by the 2008 results.

Casino revenues increased $0.1 million or less than 1% to $34.5 million from $34.4 million.  The increase in casino revenues is due to increases at The Lodge of $0.8 million or 4% and at Gold Dust West-Elko of $0.4 million or 19%, somewhat offset by decreases at the Gilpin of $0.6 million or 10%, Gold Dust West-Reno of $0.3 million or 6% and Gold Dust West-Carson City of $0.2 million or 6%.  Overall, the City of Black Hawk casino win declined 2% during the first three months of 2009 compared to the same period of 2008.  Revenues at The Lodge increased due to an increase in coin-in and a higher hold percentage than the prior year.

Truck stop gaming revenues increased less than $0.1 million or less than 1% to $17.6 million.

Pari-mutuel revenues decreased $1.0 million or 11% to $8.3 million from $9.3 million.  The decrease in revenues is attributable to a $1.1 million decrease in wagering revenues at the off track wagering facilities, slightly offset by a $0.1 million increase in account wagering revenues.

Food and beverage revenues decreased $0.2 million or 3% to $7.2 million from $7.4 million.  This decrease is attributable to decreases of $0.2 million at the truck stops and $0.1 million at Colonial, somewhat offset by an increase of $0.1 million at Gold Dust West-Elko.

Convenience store-fuel revenues decreased $9.2 million or 41% to $13.0 million from $22.2 million.  The average selling price of fuel decreased to $1.91 per gallon in 2009 from $3.39 per gallon in 2008, somewhat offset by an increase in volume to 6.8 million gallons from 6.6 million gallons.

Other revenues increased $1.1 million or 24% to $5.8 million from $4.7 million and were primarily attributable to a $1.0 million increase in convenience store revenues at the truck stops and receipt of $0.3 million of insurance proceeds in excess of hurricane losses incurred during late 2008 at our truck stops. This increase was somewhat offset by a $0.1 million decrease in hotel revenues at Gold Dust West-Carson City.

Promotional allowances increased $0.1 million or 1% to $8.6 million from $8.5 million.  The increase is primarily attributable to an increase in promotional allowances of $0.1 million at The Lodge, $0.1 million at Gold Dust West-Carson City and $0.2 million at Gold Dust West-Elko, somewhat offset by a decrease of $0.3 million at the truck stops.

Casino expenses decreased $0.2 million or 2% to $11.3 million from $11.5 million.  Increases of $0.2 million at The Lodge and $0.1 million at Gold Dust West-Elko were offset by decreases of $0.3 million at the Gilpin, $0.1 million at Gold Dust West-Reno and $0.1 million at Gold Dust West-Carson City.

Truck stop gaming expenses increased less than $0.1 million to $10.4 million from $10.3 million.

Pari-mutuel costs and expenses decreased $1.1 million or 15% to $6.1 million from $7.2 million.  The decrease is attributable to decreased direct costs resulting from decreased pari-mutuel revenues combined with decreased operating costs resulting from the closure of one of our off track wagering facilities in November 2008.

Food and beverage costs and expenses decreased $0.5 million or 15% to $3.2 million from $3.7 million, and is due to decreases of $0.1 million at The Lodge, $0.2 million at Gold Dust West-Carson City, $0.1 million at Colonial and $0.1 million at all other locations combined.

Convenience store-fuel expenses decreased $9.1 million or 43% to $12.2 million from $21.3 million.  The average cost of fuel decreased to $1.79 per gallon in 2009 from $3.25 per gallon in 2008.  These decreases in fuel expenses were somewhat offset by an increase in volume.

Other costs and expenses increased $0.6 million or 17% to $4.3 million from $3.7 million, and were attributable to a $0.7 million increase in convenience store expenses at the truck stops, offset by a $0.1 million decrease in hotel expenses at the casinos.

Marketing, general and administrative expenses decreased $1.3 million or 8% to $15.2 million from $16.5 million.  This decrease is primarily the result of a $0.4 million decrease at Colonial due to a decrease in Instant Racing lobbying costs, and decreases in advertising expenses, travel expenses and administrative salaries; combined with decreases of $0.3 million at The Lodge, $0.3 million at the Gilpin, $0.1 million at Gold Dust West-Reno, and $0.3 million at Gold Dust West-Carson City.  These decreases were partially offset by an increase of $0.1 million in corporate overhead expenses.

During the fourth quarter of 2008, we began accounting for our investment in MTR Gaming Group, Inc. as an equity security, in accordance with Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FAS 115 (“SFAS 159”).  Declines in the stock price resulted in a loss on the change in fair value of investment in equity securities totaling $0.6 million during the first quarter of 2009.  No comparable activity occurred during the same period in 2008.

Depreciation and amortization expense increased $0.3 million or 7% to $5.2 million from $4.9 million and was primarily attributable to increases at the truck stop locations.

Net interest expense decreased $0.7 million or 10% to $6.3 million from $7.0 million.  The decrease is attributable to lower effective interest rates on our variable rate bank debt, combined with a decrease in debt outstanding during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

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

The following is a summary of the net revenues, costs and expenses and EBITDA, for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended March 31,
	2009	2008 (As adjusted, see Note 7 of Financial Statements)
NET REVENUES
Colorado:
The Lodge	$18,331	$17,541
Gilpin	4,689	5,385
Total Colorado	23,020	22,926
Nevada:
Gold Dust West-Reno	4,600	4,872
Gold Dust West-Carson City	2,922	3,341
Gold Dust West-Elko	2,701	2,402
Total Nevada	10,223	10,615
Louisiana	35,525	43,328
Virginia	9,079	10,174
Corporate and other	130	135
Total Net Revenues	77,977	87,178

COSTS AND EXPENSES (excluding depreciation and amortization, net interest expense and income taxes)
Colorado:
The Lodge	11,463	11,744
Gilpin	3,260	3,871
Total Colorado	14,723	15,615
Nevada:
Gold Dust West-Reno	3,053	3,370
Gold Dust West-Carson City	3,055	3,681
Gold Dust West-Elko	2,209	2,174
Total Nevada	8,317	9,225
Louisiana	29,459	37,764
Virginia	8,032	9,621
Corporate overhead and other (1)	2,830	2,110
Total Costs and Expenses	63,361	74,335

EBITDA
Colorado:
The Lodge	6,868	5,797
Gilpin	1,429	1,514
Total Colorado	8,297	7,311
Nevada:
Gold Dust West-Reno	1,547	1,502
Gold Dust West-Carson City	(133)	(340)
Gold Dust West-Elko	492	228
Total Nevada	1,906	1,390
Louisiana	6,066	5,564
Virginia	1,047	553
Corporate overhead and other (1)(2)	(2,700)	(1,975)

Total EBITDA	$14,616	$12,843

See “Comparison of our results of operations for the three months ended March 31, 2009 to the three months ended March 31, 2008” above which provides explanations regarding the fluctuations in our revenues and costs and expenses by property and segment.

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure, to our net income (loss), a GAAP financial measure (dollars in thousands):

Three months ended March 31, 2009	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$6,868	$1,245	$1,696	$3,927
Gilpin	1,429	481	476	472
Total Colorado	8,297	1,726	2,172	4,399
Nevada:
Gold Dust West-Reno	1,547	398	655	494
Gold Dust West- Carson City	(133)	493	383	(1,009)
Gold Dust West-Elko	492	599	231	(338)
Total Nevada	1,906	1,490	1,269	(853)
Louisiana	6,066	1,309	1,008	3,749
Virginia	1,047	506	139	402
Corporate overhead and other (1)	(2,700)	227	1,709	(4,636)
TOTAL	$14,616	$5,258	$6,297	$3,061

Three months ended March 31, 2008 (As adjusted, see Note 7 of Financial Statements)	EBITDA	Depreciation and Amortization	Interest Expense, net	Noncontrolling Interest	Net Income (Loss)
Colorado:
The Lodge	$5,797	$1,200	$1,724		$2,873
Gilpin	1,514	531	475		508
Total Colorado	7,311	1,731	2,199		3,381
Nevada:
Gold Dust West-Reno	1,502	370	653		479
Gold Dust West-Carson City	(340)	509	383		(1,232)
Gold Dust West-Elko	228	585	393		(750)
Total Nevada	1,390	1,464	1,429		(1,503)
Louisiana	5,564	1,001	1,215		3,348
Virginia	553	519	120		(86)
Corporate overhead and other (2)	(1,975)	221	2,028	$5	(4,219)
TOTAL	$12,843	$4,936	$6,991	$5	$921

(1)           Included in corporate overhead and other for 2009 is a $0.6 million loss on change in fair value of investment in equity securities.

(2)           Included in corporate overhead and other for 2008 is 100% of the Sugar Warehouse results, before allocation to noncontrolling interest.

5. Liquidity and capital resources

As of March 31, 2009, we had cash and cash equivalents of $24.7 million compared to $21.9 million in cash and cash equivalents as of December 31, 2008. The increase is the result of $11.4 million cash provided by operating activities, $3.1 million cash used in investing activities, and $5.5 million used in financing activities, which is further discussed below.  Our primary sources of liquidity are cash provided by operating activities and external borrowings.  Our primary uses of cash are for capital improvements, development and acquisitions.

The cash used in investing activities during the three months ended March 31, 2009 was primarily the result of property and equipment and device rights additions totaling $2.6 million for ongoing capital investments at our existing properties, $0.3 million for Mississippi land purchase transactions, and $0.2 million to acquire the noncontrolling interest of Sugar Warehouse.

The cash used in financing activities during the three months ended March 31, 2009 was primarily the result of net repayments on the revolving senior credit facility totaling $1.5 million, payments on long-term debt totaling $0.2 million, payments to obtain financing totaling $0.5 million and distributions to stockholder totaling $3.2 million, including $2.2 million for the purchase of Sugar Warehouse.

As of March 31, 2009, we have $25.0 million available on our $40.0 million revolving senior credit facility for acquisitions, capital expenditure programs and working capital. The revolving senior credit facility carries an interest rate of 3.00% above LIBOR and expires in June 2011. As of March 31, 2009, our total debt approximates $289.1 million. Our future liquidity, which includes our ability to make semi-annual interest payments on June 15 and December 15 of each year, depends upon our future operational success.

While our owner has made capital contributions to facilitate our various acquisitions from time to time, we can give no assurance that it will continue to do so in the future. Additionally, as we are a Subchapter S Corporation, we may from time to time make distributions to our owner on any taxes due as a result of taxable income generated by us. Furthermore, annual distributions may be made to our owner in an aggregate amount not to exceed the greater of $1 million and 50% of consolidated net income as defined in our credit agreement and indenture.

We believe that our cash flow from operations, cash and cash equivalents and our $40 million senior revolving credit facility discussed above will be adequate to meet our debt service obligations and operational expenditures, as well as our capital expenditure requirements for the next twelve months.  During 2009, we anticipate spending approximately $13 million for discretionary capital expenditures and also approximately $3.0 million for expansion capital expenditures, including the acquisition of the second Nautica parcel referred to above as Sugar Warehouse. While we believe these sources will provide us sufficient liquidity over the next twelve months, we can give no assurance that these sources of cash will be sufficient to enable us to do so. Further, in addition to our normal capital expenditure requirements, we anticipate that we will pursue the acquisition of other properties and continue to engage in the pursuit of new development opportunities. It is possible that we may need to enter into new financing arrangements and raise additional capital in the future if we are unable to generate sufficient cash to sustain expansion. Our ability to incur additional debt is further restricted by the terms and covenants of our senior secured bank credit facility and senior unsecured notes. We can give no assurance that we will be able to raise any capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, and therefore heighten the related risks we currently face.

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

The following table provides disclosure concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of March 31, 2009.

(In Thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$404,941	$24,264	$62,481	$97,959	$220,237
Capital lease obligations	8,983	625	1,780	948	5,630
Operating leases (2)	36,373	2,726	4,367	3,560	25,720
Other long-term obligations (3)	21,996	1,787	3,309	2,525	14,375
Total contractual cash obligations	$472,293	$29,402	$71,937	$104,992	$265,962

(1)      Long-term debt includes principal and interest owing under the terms of our senior unsecured notes, our senior secured credit facility and the Black Hawk special assessment bonds.  Interest on variable rate debt is computed based on rates outstanding at March 31, 2009.

(2)      Operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia; office space in Colorado, Louisiana, Virginia and Florida; and other equipment leases at all locations.

(3)      Other long-term obligations include a 20-year, $1.25 million per year management agreement with Jacobs Investments Management Co. Inc., an affiliated company, and our obligation to pay a fee to the third party owner of the machines in order to maintain the machines used in our truck plaza operations.  In addition, Colonial has entered into an agreement with a totalisator company, which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications.  The amendment also provides for a minimum charge per calendar year of $210,000.

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

Our reporting units with goodwill balances at March 31, 2009 are The Lodge ($4.2 million), Gilpin ($2.5 million), Gold Dust West-Reno ($8.8 million) and Louisiana ($31.0 million). There is no goodwill recorded in our Gold Dust West-Carson City, Gold Dust West-Elko or Virginia reporting units. We performed our most recent annual impairment test for these reporting units as of September 30, 2008. Our annual impairment test included an analysis of the gaming industry overall as well as an analysis of the specific locations in which we operate. We determined the fair values for each of these reporting units using both the market approach (recent comparable transactions from which we derived an applicable valuation multiple) and the income approach (net present value of our anticipated future cash flows). These fair values were then compared to the carrying values for the respective reporting unit.  We determined that goodwill was impaired at our Gold Dust West-Carson City reporting unit, resulting in a goodwill impairment totaling $0.2 million.  We determined that goodwill was not impaired at any of our other reporting units. Furthermore, if the fair value of these reporting units declined by 10%, no goodwill impairment would exist.

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

We have issued $210 million of 9¾% fixed rate senior unsecured notes due in 2014 and a $100 million variable rate senior secured credit facility consisting of: (i) a $40 million revolving credit facility due in 2011, (ii) a $40 million term loan facility due in 2012, and (iii) a $20 million delayed draw term loan due in 2012.  As of March 31, 2009, $15.0 million is outstanding on the senior secured revolving credit facility and $58.4 million is outstanding on our senior secured term loan debt, bearing interest at a blended variable rate approximating 3.32% at March 31, 2009.

If market interest rates increase, our cash requirements for interest on the senior secured credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior secured credit facility balance would also decrease. There would be an approximate change in our cash requirements of $0.2 million annually for interest should market rates increase or decrease by 10% compared to interest rate levels at March 31, 2009.

We currently do not use interest rate swaps or other similar investments to alter interest rate exposure.

JEI owns an investment in the publicly traded equity of MTR Gaming Group, Inc. (“MTR”). Market prices for equity securities are subject to fluctuation.  Fluctuation in the market price of such a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, and general market conditions.  Consequently, the amount realized on any ultimate sale of this investment may significantly differ from the reported market value as of March 31, 2009.

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

We are a highly levered company. While we intend to finance expansion and capital expenditures with existing cash, cash flow from operations and/or borrowings under our existing senior secured credit facilities, we may require additional financing to support our continued growth. However, due to the existing uncertainty in the capital and credit markets, our access to capital may not be available on terms acceptable to us or at all. Further, if adverse regional and national economic conditions persist or worsen, we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness.

Item 4.     Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Item 1A.   Risk Factors

There has been no material change in the risk factors disclosed in our Form 10-K report for the year ended December 31, 2008, filed March 18, 2009.

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

Jacobs Entertainment, Inc.

Registrant

Date: May 13, 2009	By:	/s/ Jeffrey P. Jacobs
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