Form 10-Q
period 2009-06-30
JACOBS ENTERTAINMENT INC
filed 2009-08-11
CIK 1173284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 11, 2009
Class A Common Stock, $.01 par value	1,320 shares
Class B Common Stock, $.01 par value	180 shares

Jacobs Entertainment, Inc.

Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2009	December 31, 2008 (As adjusted, see Note 7)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,428	$21,879
Restricted cash	4,808	1,423
Accounts receivable, net	3,038	3,157
Due from affiliate	138
Inventory	3,588	3,421
Prepaid expenses and other current assets	3,859	2,951
Total current assets	40,859	32,831

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	59,768	59,451
Building and improvements	186,528	185,453
Equipment, furniture and fixtures	91,431	87,432
Leasehold improvements	3,087	3,087
Construction in progress	2,291	945
	343,105	336,368
Less accumulated depreciation	(97,469)	(89,986)
Property, plant and equipment, net	245,636	246,382

OTHER NONCURRENT ASSETS:
Goodwill	46,471	46,471
Identifiable intangible assets, net	9,049	9,192
Debt issue costs, net	6,530	6,795
Investment in equity securities	2,034	1,367
Other assets	1,672	1,439
TOTAL	$352,251	$344,477

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$23,320	$22,271
Gaming taxes payable	1,850	3,195
Interest payable	962	994
Due to affiliate		210
Current portion of long-term debt and capital lease obligations	2,101	1,360
Total current liabilities	28,233	28,030

Long-term debt and capital lease obligations	294,467	290,020
Other noncurrent liabilities	961	891
Total liabilities	323,661	318,941
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER’S EQUITY:
Class A Common stock $.01 par value; 1,800 shares authorized, 1,320 shares issued and outstanding as of June 30, 2009 and December 31, 2008	—	—
Class B Common stock $.01 par value; 200 shares authorized, 180 shares issued and outstanding as of June 30, 2009 and December 31, 2008	—	—
Additional paid-in capital	28,843	31,139
Accumulated deficit	(253)	(5,815)
Noncontrolling interest	—	212
Total stockholder’s equity	28,590	25,536
TOTAL	$352,251	$344,477

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008 (As adjusted, see Note 7)	2009	2008 (As adjusted, see Note 7)
REVENUES
Gaming:
Casino	$33,115	$36,495	$67,621	$70,873
Truck stop	15,819	16,734	33,453	34,309
Pari-mutuel	9,152	11,225	17,483	20,581
Food and beverage	7,400	8,028	14,633	15,482
Convenience store — fuel	14,895	28,774	27,913	50,989
Convenience store — other	3,319	3,217	6,793	5,660
Hotel	854	1,135	1,672	2,087
Other	1,556	1,760	3,102	3,080
Total revenues	86,110	107,368	172,670	203,061
Less: Promotional allowances	(8,298)	(8,776)	(16,881)	(17,291)
Net revenues	77,812	98,592	155,789	185,770

COSTS AND EXPENSES
Gaming:
Casino	10,932	11,946	22,279	23,526
Truck stop	9,375	10,157	19,763	20,492
Pari-mutuel	7,323	8,849	13,470	16,118
Food and beverage	3,487	4,066	6,652	7,774
Convenience store — fuel	13,884	27,405	26,054	48,668
Convenience store — other	4,073	4,323	8,227	7,774
Hotel	221	248	389	492
Marketing, general and administrative	15,741	17,080	30,928	33,565
Unrealized (gain) loss on change in fair value of investment in equity securities	(1,302)	4,063	(667)	4,063
Depreciation and amortization	5,272	4,987	10,530	9,923
Total costs and expenses	69,006	93,124	137,625	172,395

OPERATING INCOME	8,806	5,468	18,164	13,375

Interest income	5	21	20	78
Interest expense	(6,310)	(6,744)	(12,622)	(13,792)

NET INCOME (LOSS)	2,501	(1,255)	5,562	(339)

Net income of subsidiary attributable to the noncontrolling interest		(9)		(4)

NET INCOME (LOSS) ATTRIBUTABLE TO JACOBS ENTERTAINMENT, INC.	$2,501	$(1,264)	$5,562	$(343)

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Dollars in Thousands)

	Jacobs Entertainment, Inc. Stockholder
	Common Stock*	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Comprehensive Income (Loss)	Total
BALANCES, JANUARY 1, 2008 (As adjusted, see Note 7)	$—	$32,939	$(1,707)	$(2,419)	$141	$—	$28,954
Distributions		(1,800)					(1,800)
Comprehensive loss:
Change in fair value of equity securities				2,419		2,419	2,419
Net (loss) income (As adjusted, see Note 7)			(4,108)		71	(4,037)	(4,037)
Total comprehensive loss (As adjusted, see Note 7)						(1,618)	(1,618)
BALANCES, DECEMBER 31, 2008 (As adjusted, see Note 7)	$—	$31,139	$(5,815)	$—	$212	$—	$25,536
Capital contribution		942					942
Distributions		(3,238)					(3,238)
Acquisition of noncontrolling interest					(212)		(212)
Net income **			5,562			5,562	5,562
BALANCES, JUNE 30, 2009	$—	$28,843	$(253)	$—	$—	$5,562	$28,590

*                 The par value amount of the Jacobs Entertainment, Inc. 1,320 shares of Class A common stock and 180 shares of Class B common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 due to rounding.

**          For the six months ended June 30, 2009, comprehensive income is equal to net income and is entirely attributable to the Jacobs Entertainment, Inc. stockholder.

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Six Months Ended June 30,
	2009	2008 (As adjusted, see Note 7)
OPERATING ACTIVITIES:
Net income (loss)	$5,562	$(339)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,530	9,923
Unrealized (gain) loss on change in fair value of investment in equity securities	(667)	4,063
Loss on sale of equipment	17	105
Deferred financing cost amortization	820	742
Other	4	(78)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(3,385)	(3,729)
Accounts receivable, net	(71)	(1,227)
Inventory	(167)	(582)
Prepaid expenses and other assets	(1,167)	(1,773)
Accounts payable and accrued expenses	613	6,476
Gaming taxes payable	(1,345)	(1,181)
Interest payable	(30)	—
Due from/to affiliate	(360)	(508)
Net cash provided by operating activities	10,354	11,892
INVESTING ACTIVITIES:
Additions to property, plant and equipment	(8,031)	(5,698)
Proceeds from sale of equipment	283	173
Purchases of device rights	(841)	(706)
Acquisition of noncontrolling interest	(212)
Net cash used in investing activities	(8,801)	(6,231)
FINANCING ACTIVITIES:
Payments to obtain financing	(555)
Proceeds from revolving line of credit	17,713	11,250
Payments on long-term debt	(674)	(664)
Payments on revolving line of credit	(11,250)	(7,750)
Distributions to stockholder	(3,238)	(800)
Net cash provided by financing activities	1,996	2,036
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,549	7,697
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,879	24,497
CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,428	$32,194
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$11,620	$13,055
Non-cash investing and financing activities:
Capital contribution exchanged for retirement of liabilities paid by affiliate	$942
Non-cash additions to property	$2,039	$1,814

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

1.                       BUSINESS AND ORGANIZATION

Jacobs Entertainment, Inc. (“JEI,” the “Company,” “us,” “our,” or “we”) was formed on April 17, 2001, as a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended, to become a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Nevada, Louisiana and Virginia. We are a wholly-owned subsidiary of Jacobs Investments, Inc. (“JII”).  Effective October 1, 2008, 80% of the outstanding Class A shares of JII were owned by Jeffrey P. Jacobs, our Chief Executive Officer, and two of his family trusts, and 20% of the outstanding Class A shares were owned by an irrevocable trust established by his father, Richard E. Jacobs, of which Jeffrey P. Jacobs is the sole trustee.  Additionally, Jeffrey P. Jacobs’ family trusts own all 180 outstanding shares of JII’s Class B common stock.  On June 2, 2009, JII redeemed the remaining 326 Class A shares owned by The Richard E. Jacobs Irrevocable Trust. Effective June 2, 2009, Jeffrey P. Jacobs and his family trusts own 100% of JII’s outstanding Class A shares and 100% of its outstanding Class B shares.

As of June 30, 2009, we own and operate five casinos through wholly-owned subsidiaries. Our casinos include The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Hotel Casino (“Gilpin”), both in Black Hawk, Colorado, the Gold Dust West Casino (“Gold Dust West-Reno”) in Reno, Nevada, the Gold Dust West-Carson City (“Gold Dust West-Carson City”) in Carson City, Nevada and the Gold Dust West-Elko (“Gold Dust West-Elko”) in Elko, Nevada.  JEI also owns and operates 18 truck plaza video gaming facilities in Louisiana, which are collectively referred to as “Jalou,” “truck stops” or “truck plazas.”  We also receive a percentage of gaming revenue from an additional truck plaza video gaming facility.  Finally, JEI owns and operates a horse racing track with eight satellite wagering facilities in Virginia through a wholly-owned subsidiary, Colonial Holdings, Inc. (“Colonial”).

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

2.                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial position as of June 30, 2009 and December 31, 2008, the results of our operations for the three and six months ended June 30, 2009 and 2008, our changes in stockholder’s equity for the year ended December 31, 2008 and the six months ended June 30, 2009, and our cash flows for the six months ended June 30, 2009 and 2008.  All intercompany transactions and balances have been eliminated in consolidation.

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

New Accounting Pronouncements — In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141R, Business Combinations (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase option; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) was effective for us on January 1, 2009. SFAS 141(R) will have an impact on our consolidated results of operations, cash flows and financial position, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate in the future.  No material business combinations have been consummated since the effective date of SFAS 141(R).

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted SFAS 160 effective January 1, 2009 in conjunction with the acquisition of Sugar Warehouse.  See Note 7.  Such adoption did not have a material impact on our condensed consolidated financial statements.

We adopted Statement No. 165, Subsequent Events (“SFAS 165”), on April 1, 2009, which established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 requires companies to disclose the date through which the company evaluated subsequent events, the basis for that date, and whether that date represents the date the financial statements were issued.  The adoption of this pronouncement did not have a material impact on our condensed consolidated financial statements.  We evaluated subsequent events through August 11, 2009, which represents the date the financial statements were issued.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants.  SFAS 168 is effective for interim and annual periods ending on or after September 15, 2009.  The adoption of this pronouncement is not anticipated to have a material impact on our condensed consolidated financial statements.

On April 1, 2009, we adopted FASB Staff Position (“FSP”) No. SFAS 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”).  FSP 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB No. 28, Interim Financial Reporting, which requires an entity to provide disclosures about fair value of financial instruments in interim financial information.  FSP 107-1 requires us to include disclosures about the fair value of our financial instruments whenever we issue financial information for interim reporting periods and annual reporting periods, whether recognized or not recognized in the statement of financial position.  The adoption of this pronouncement did not have any material impact on our financial position or results of operation.

On January 1, 2009, we adopted FSP SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”), which amends the guidance in SFAS No. 141(R) relating to the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination.  The impact of FSP 141(R)-1 on our condensed consolidated financial statements will largely be dependent on the size and nature of the business combinations completed after adoption.  There have not been any significant acquisitions since adoption.

3.                       GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

We test goodwill for impairment as of September 30 each year or when circumstances indicate it is necessary.  Testing compares the estimated fair values of our reporting units to the reporting units’ carrying value.  We consider a variety of factors when estimating the fair value of our reporting units, including estimates about future operating results of each reporting unit, multiples of EBITDA, investment banker market analysis, and recent sales of comparable business units if such information is available to us.  A variety of estimates and judgments about the relevance and comparability of these factors to the reporting units are made.  At September 30, 2008, we recorded a goodwill impairment charge of $199 to our Gold Dust West-Carson City reporting unit, reducing the carrying amount of its goodwill to zero.  We believe the remaining goodwill held in our other reporting units is not impaired.  There has been no change in the carrying amount of goodwill for the six months ended June 30, 2009.

In addition, as of June 30, 2009, we have reassessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets.

Identifiable intangible assets as of June 30, 2009 and December 31, 2008, consist of the following:

	Weighted	June 30, 2009			December 31, 2008
	Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizable intangible assets:
Revenue rights	42.50	$6,000	$900	$5,100	$6,000	$840	$5,160
Device use rights	2.82	9,036	5,562	3,474	8,820	5,393	3,427
Noncompete agreements	2.60	1,779	1,304	475	1,779	1,174	605

Total		$16,815	$7,766	$9,049	$16,599	$7,407	$9,192

Aggregate amortization expense of identifiable intangible assets was $432 and $355 for the three months ended June 30, 2009 and 2008, respectively, and $983 and $672 for the six months ended June 30, 2009 and 2008, respectively.

Estimated amortization expense for the years ending December 31:
2009 (remaining 6 months)	$797
2010	1,441
2011	900
2012	732
2013	448
Thereafter	4,731
Total	$9,049

4.                       SEGMENTS

Our Chief Executive Officer (“CEO”) is the chief operating decision maker. Our casino properties in Colorado (The Lodge and Gilpin casinos) and Nevada (the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos) are managed by our Chief Operating Officer (“COO”) who is located in our Golden, Colorado corporate offices. Further, our 18 video poker truck plaza operations are also managed by our COO.  Our COO reports to our President, who is also located in Golden, Colorado.  Our President reports directly to our CEO. Our Virginia racetrack and satellite wagering facilities are managed by our on-site President of Pari-Mutuel Operations, and he reports directly to our CEO.

At June 30, 2009 and 2008, we have four segments representing the geographic regions of our operations.  Each segment is managed separately because of the unique characteristics of its revenue stream and customer base.  We have aggregated our operations into these four segments based on similarities in the nature of the properties’ businesses, customers and regulatory environment in which each property operates. The Colorado segment consists of The Lodge and Gilpin casinos.  Our Nevada segment includes the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos.  The Louisiana operations consist of its truck plaza/video poker facilities, and the Virginia segment consists of Colonial’s pari-mutuel operations and its satellite wagering facilities.

The accounting policies of the segments are the same as those described in Note 2 above and those included in our Form 10-K report for the year ended December 31, 2008.  The corporate adjustments, eliminations and other represent all other income and expenses, and are also presented.

As of and for the Three Months Ended June 30, 2009

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other	Total
Revenues:
Gaming
Casino	$23,458	$9,657				$33,115
Truck stop			$15,819			15,819
Pari-mutuel				$9,152		9,152
Food and beverage	2,676	2,214	1,734	776		7,400
Convenience store — fuel			14,895			14,895
Convenience store — other			3,319			3,319
Hotel	288	566				854
Other	227	357	309	521	$142	1,556
Total revenues	26,649	12,794	36,076	10,449	142	86,110
Less: Promotional allowances	(5,059)	(2,063)	(1,176)			(8,298)
Net revenues	$21,590	$10,731	$34,900	$10,449	$142	$77,812

Depreciation and amortization	$1,750	$1,500	$1,241	$553	$228	$5,272
Interest income	$—	$—	$1	$3	$1	$5
Interest expense	$2,177	$1,276	$1,012	$148	$1,697	$6,310
Net income (loss)	$3,215	$(544)	$2,787	$(172)	$(2,785)	$2,501
EBITDA(1)	$7,142	$2,232	$5,039	$526	$(861)	$14,078

Goodwill	$6,711	$8,836	$30,924			$46,471
Identifiable intangible assets, net			$9,049			$9,049
Property, plant and equipment, net	$92,017	$42,346	$40,540	$63,709	$7,024	$245,636
Total assets	$113,394	$59,435	$92,619	$73,242	$13,561	$352,251
Long-term debt	$85,321	$61,446	$51,145	$4,911	$91,644	$294,467
Capital expenditures	$2,988	$829	$638	$421	$219	$5,095

As of and for the Six Months Ended June 30, 2009

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other	Total
Revenues:
Gaming
Casino	$48,385	$19,236				$67,621
Truck stop			$33,453			33,453
Pari-mutuel				$17,483		17,483
Food and beverage	5,343	4,391	3,654	1,245		14,633
Convenience store — fuel			27,913			27,913
Convenience store — other			6,793			6,793
Hotel	763	909				1,672
Other	433	713	884	800	$272	3,102
Total revenues	54,924	25,249	72,697	19,528	272	172,670
Less: Promotional allowances	(10,314)	(4,295)	(2,272)			(16,881)
Net revenues	$44,610	$20,954	$70,425	$19,528	$272	$155,789

Depreciation and amortization	$3,476	$2,990	$2,550	$1,059	$455	$10,530
Interest income	$	$	$5	$12	$3	$20
Interest expense	$4,349	$2,545	$2,024	$296	$3,408	$12,622
Net income (loss)	$7,614	$(1,397)	$6,536	$230	$(7,421)	$5,562
EBITDA(1)	$15,439	$4,138	$11,105	$1,573	$(3,561)	$28,694

Goodwill	$6,711	$8,836	$30,924			$46,471
Identifiable intangible assets, net			$9,049			$9,049
Property, plant and equipment, net	$92,017	$42,346	$40,540	$63,709	$7,024	$245,636
Total assets	$113,394	$59,435	$92,619	$73,242	$13,561	$352,251
Long-term debt	$85,321	$61,446	$51,145	$4,911	$91,644	$294,467
Capital expenditures	$3,625	$1,430	$1,692	$737	$547	$8,031

As of and for the Three Months Ended June 30, 2008

(Balance Sheet Data as of December 31, 2008)

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other (As adjusted, see Note 7)	Total (As adjusted, see Note 7)
Revenues
Gaming
Casino	$26,288	$10,207				$36,495
Truck stop			$16,734			16,734
Pari-mutuel				$11,225		11,225
Food and beverage	2,848	2,270	2,060	850		8,028
Convenience store — fuel			28,774			28,774
Convenience store — other			3,217			3,217
Hotel	489	646				1,135
Other	317	378	313	605	$147	1,760
Total revenues	29,942	13,501	51,098	12,680	147	107,368
Less: Promotional allowances	(5,351)	(2,110)	(1,315)			(8,776)
Net revenues	$24,591	$11,391	$49,783	$12,680	$147	$98,592

Depreciation and amortization	$1,684	$1,488	$1,058	$530	$227	$4,987
Interest income	$—	$—	$4	$14	$3	$21
Interest expense	$2,202	$1,375	$1,223	$149	$1,795	$6,744
Net income (loss)	$4,781	$(541)	$2,660	$238	$(8,393)	$(1,255)
EBITDA(1)	$8,667	$2,322	$4,937	$903	$(6,374)	$10,455

Goodwill	$6,711	$8,836	$30,924			$46,471
Identifiable intangible assets, net			$9,192			$9,192
Property, plant and equipment, net	$90,574	$44,241	$40,517	$64,106	$6,944	$246,382
Total assets	$110,441	$61,552	$90,396	$69,453	$12,635	$344,477
Long-term debt	$85,655	$61,556	$51,174	$5,644	$85,991	$290,020
Capital expenditures	$522	$871	$200	$190	$428	$2,211

As of and for the Six Months Ended June 30, 2008

(Balance Sheet Data as of December 31, 2008)

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other (As adjusted, see Note 7)	Total (As adjusted, see Note 7)
Revenues
Gaming
Casino	$51,044	$19,829				$70,873
Truck stop			$34,309			34,309
Pari-mutuel				$20,581		20,581
Food and beverage	5,490	4,431	4,173	1,388		15,482
Convenience store — fuel			50,989			50,989
Convenience store — other			5,660			5,660
Hotel	955	1,132				2,087
Other	503	729	681	885	$282	3,080
Total revenues	57,992	26,121	95,812	22,854	282	203,061
Less: Promotional allowances	(10,475)	(4,115)	(2,701)			(17,291)
Net revenues	$47,517	$22,006	$93,111	$22,854	$282	$185,770

Depreciation and amortization	$3,415	$2,952	$2,059	$1,049	$448	$9,923
Interest income	$3	$4	$12	$43	$16	$78
Interest expense	$4,404	$2,808	$2,446	$298	$3,836	$13,792
Net income (loss)	$8,162	$(2,044)	$6,008	$152	$(12,617)	$(339)
EBITDA(1)	$15,978	$3,712	$10,501	$1,456	$(8,349)	$23,298

Goodwill	$6,711	$8,836	$30,924			$46,471
Identifiable intangible assets, net			$9,192			$9,192
Property, plant and equipment, net	$90,574	$44,241	$40,517	$64,106	$6,944	$246,382
Total assets	$110,441	$61,552	$90,396	$69,453	$12,635	$344,477
Long-term debt	$85,655	$61,556	$51,174	$5,644	$85,991	$290,020
Capital expenditures	$2,345	$1,548	$687	$650	$468	$5,698

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

5.                       COMMITMENTS AND CONTINGENCIES

Commitments

Colonial has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for our pari-mutuel wagering applications.  The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities to 2012, and to provide replacement equipment for existing equipment, at a rate of .385% of handle up to $270,000 in handle.  Handle above $270,000 will be charged a rate of .345%.  The agreement also provides for a minimum charge per calendar year of $210.  In addition, effective May 1, 2009, Colonial has entered into an agreement with a company which provides broadcasting and simulcasting equipment and services.  The agreements for live racing broadcasting and simulcasting services at the horse racing track expires December 31, 2011.  Total expense incurred for totalisator and broadcasting and simulcasting services was $222 and $213 for the three months ended June 30, 2009 and 2008, respectively, and $395 and $413 for the six months ended June 30, 2009 and 2008, respectively.

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

Our operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia, leases for office space in Colorado, Louisiana, Virginia and Florida, as well as leases for automobiles and other property and equipment at all locations, expiring at various dates.  Total expense under these non-cancelable operating leases was $695 and $705 during the three months ended June 30, 2009 and 2008, respectively, and $1,458 and $1,420 for the six months ended June 30, 2009 and 2008, respectively.

Additionally, under Louisiana law, video poker machines must be owned by Louisiana residents.  The Jalou truck plaza video gaming facilities pay a fee to the third party owner of the machines in order to maintain the machines used in our truck plaza operations, plus reimbursement for the owner’s licensing costs and various other expenses. Total expense under these obligations was $272 and $332 for the three months ended June 30, 2009 and 2008, respectively, and $544 and $663 for the six months ended June 30, 2009 and 2008, respectively.

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

6.                       RELATED PARTY TRANSACTIONS

In order to assist us in our efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, we have an agreement with Jacobs Investments Management Co. Inc. (“JIMCO”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two other persons. Under this agreement, we make payments of $1,250 per year payable in installments of $625 each on January 1st and July 1st each year plus 2.5% of budgeted development costs for projects undertaken by us, if certain debt covenant ratios are met.  Total incurred under this agreement with JIMCO was $312 and $312 during the three months ended June 30, 2009 and 2008, respectively, and $625 and $625 for the six months ended June 30, 2009 and 2008, respectively.

We allocate management, accounting and overhead costs incurred by JEI to various truck stops owned by affiliates of Jeffrey P. Jacobs, our Chief Executive Officer (referred to herein as “Jacobs”), which totaled $274 and $282 for the three months ended June 30, 2009 and 2008, respectively, and $568 and $577 for the six months ended June 30, 2009 and 2008, respectively. Additionally, we provide shared services such as repair parts purchased by Jacobs from us.  These transactions result in receivables from and payables to our affiliate.  As of June 30, 2009, these transactions resulted in net receivables from affiliate totaling $138, and as of December 31, 2008, these transactions resulted in net payables to affiliate totaling $210.

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

Although we may elect not to exercise all the options unless casino gaming opportunities arise, we nonetheless have the right to acquire all or part of the Nautica Properties for other purposes.  If casino gaming is not legalized but we decide to exercise our options, the aggregate purchase price would be approximately $3,000 for one of the parcels and the aggregate annual lease payments on the remaining three parcels would be approximately $355.  If all four remaining parcels are purchased and none leased, the total purchase price would be approximately $6,550, less any aggregate option payments previously made. The purchase price and rent payments would be increased based on independent appraisals of the land and improvement values if, in the future, casino gaming were to become legalized in Ohio and a casino is licensed at Nautica.

7.                       RECENT ACQUISITION ACTIVITY

Acquisition of Silver Dollar

On March 29, 2007, we acquired the Silver Dollar truck plaza in Shreveport, Louisiana (“Silver Dollar”) for $4,000 plus acquisition costs of $197.  The purchase agreement included an “earn-out payment” (additional purchase price) to be paid 19 calendar months after the video poker devices are legally operating at Silver Dollar.  The earn-out payment is based on 5.0 times annualized EBITDA of the truck stop, less the initial $4,000 purchase price paid, up to a maximum of $1,500 additional purchase price. On September 28, 2007, we began operating video poker devices.  We have determined that no additional purchase price is due to the seller.

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

Acquisition of Nautica Sugar Warehouse

As discussed in Notes 1 and 6 above, on January 21, 2009, we acquired Sugar Warehouse for $2,450. Sugar Warehouse is a building comprised of 47,380 square feet of net rentable space with commercial tenants.  The acquisition of Sugar Warehouse and its related business was accounted for as a combination of entities under common control.  Therefore, the portion acquired from Jacobs has been recorded at the historical cost bases in the assets and liabilities transferred and the portion acquired from third parties has been recorded at fair value at the acquisition date using the acquisition method of accounting in accordance with SFAS 141(R).  Accordingly, the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted from January 1, 2008 to include the operations of the business as though the transaction had occurred at January 1, 2008. A distribution of $2,238 was recorded on the acquisition date for the portion of the purchase price attributable to Jacobs.  Additionally, the net assets attributable to the noncontrolling interest holders have been reflected as a separate component of equity in connection with the retroactive adjustment discussed above.

If casino gaming were to become legalized in Ohio and a casino is licensed at Nautica within seven years from the purchase date, the purchase price of Sugar Warehouse would increase based on independent appraisals of the land and improvement values.  At June 30, 2009, the fair value of the Sugar Warehouse contingent purchase price is immaterial to the financial position of JEI but could have a material impact in the future if and when gaming becomes legalized in Ohio and a casino license is granted for this site.

The following table summarizes the net assets acquired and liabilities assumed as of January 21, 2009, for the Sugar Warehouse acquisition considering both the portion acquired from Jacobs and the noncontrolling interest holders:

Sugar Warehouse

Current assets	$47
Property and equipment, net	1,775

Total assets acquired	1,822

Current liabilities assumed	38
Long-term debt assumed	63

Total liabilities assumed	101

Net assets acquired	$1,721

The following schedule discloses the effects on JEI’s equity due to the change in ownership interest in Sugar Warehouse discussed above:

	Six Months Ended June 30,
	2009	2008 (As adjusted, see Note 7)

Net income (loss) attributable to JEI	$5,562	$(343)
Decrease in JEI’s equity for purchase of Sugar Warehouse noncontrolling interest	(212)
Change from net income attributable to JEI and purchase of the noncontrolling interest	$5,350	$(343)

For the three months ended June 30, 2009 and 2008, there is no impact to equity due to the change in ownership interest in Sugar Warehouse discussed above other than net income (loss) attributable to JEI.

Acquisition of Land and Land Options along the Gulf Coast of Mississippi

During 2008, we completed several land purchase transactions with owners of real estate along the Gulf Coast of Mississippi, resulting in total purchases of $3,047, including acquisition costs of $246.  During January 2009, we completed one additional land purchase transaction at a total purchase price of $307.

During September 2008, we entered into two land purchase options totaling $160.  During the second quarter of 2009, these two land purchase options were extended to July 1, 2010 for $200. Each option agreement contains three additional one-year extensions at the option of JEI.  The total purchase price of all parcels under these two option agreements is $13,000.  During November 2008, we entered into a third land purchase option totaling $100, which expired in May 2009.

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

8.                       LONG-TERM DEBT

We have issued senior unsecured notes in the amount of $210,000 bearing interest at 9¾% due June 15, 2014 with interest only payments due each June 15 and December 15. We also have a $100,000 senior secured credit facility consisting of: (i) a $40,000 five-year revolving credit facility; (ii) a $40,000 six-year term loan facility; and (iii) a $20,000 six-year delayed draw term loan.  Borrowings under our senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined, and (2) the federal funds rate plus ½ of 1% or (b) a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs.  At June 30, 2009, the blended interest rate on our senior secured credit facility was approximately 3.06%.  As of June 30, 2009, $17,000 was available on the revolving credit facility.

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

At March 31, 2009, certain debt covenants under our senior secured credit facility were to become more restrictive. We entered into an amendment to our credit agreement which became effective February 5, 2009.  The amendment increased the maximum permitted senior secured leverage ratio for the remaining test periods.  At June 30, 2009, we were in compliance with the revised financial covenants.

9.                       FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investment in Equity Securities

During 2006, we acquired approximately three percent of the outstanding shares of MTR Gaming Group, Inc. (“MTR”), a publicly-traded gaming company. Our CEO, Jeffrey P. Jacobs, his father, as well as other entities affiliated with them, also invested in MTR, increasing their combined ownership to over 18% of the outstanding common shares of MTR, making the group MTR’s largest shareholder. Effective May 6, 2008, our CEO was appointed to the Board of Directors of MTR, and effective October 31, 2008, he was appointed Chairman and three of his nominees were added as Board members.  On June 5, 2009, our CEO’s father died and on July 31, 2009, a trust established by our CEO was bequeathed the shares formerly held by his father.  As a result, our CEO and his family trusts now control the 18% interest in MTR.

Through October 31, 2008, our investment in MTR was accounted for as an available-for-sale investment and was recorded at fair value and included in other noncurrent assets, with unrealized gains and losses recognized as accumulated other comprehensive income (loss).  During the fourth quarter of 2008, we determined that we and our affiliates had reached a level of significant influence on the operations of MTR and were therefore required to account for our investment in MTR using the equity method of accounting.  Alternatively, we have elected the fair value option permitted by FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FAS 115 (“SFAS 159”), and beginning November 1, 2008, we have recognized changes in the fair value of our investment in MTR as unrealized gains/losses in earnings based on its quoted market price.

The fair value of our investment in MTR is based entirely upon quoted market prices, which is a Level 1 input.  As of June 30, 2009 and December 31, 2008, the fair value of our investment in MTR was $2,034 and $1,367, respectively.  For the three and six months ended June 30, 2009, we recorded an unrealized gain on the change in the fair value of the investment totaling $1,302 and $667, respectively.  As of June 30, 2008, the decline in fair value was deemed to be “other-than-temporary.”  As a result, we recorded an impairment of equity securities totaling $4,063 for the three and six months ended June 30, 2008.

The following is summary level financial information of MTR for the three and six months ended June 30, 2009 and 2008 and as of June 30, 2009 and December 31, 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net revenues	$121,132	$125,743	$230,832	$238,730
Total operating expenses	108,661	115,185	206,190	219,360
Income (loss) from continuing operations	917	(748)	2,419	(3,157)
Net income (loss)	352	(2,308)	1,104	(4,934)

	As of June 30, 2009	As of December 31, 2008

Current assets	$61,678	$71,095
Noncurrent assets	$446,847	$456,615
Current liabilities	$279,930	$70,688
Noncurrent liabilities	$131,851	$361,419

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

The estimated fair value of our financial instruments is as follows:

	As of June 30, 2009		As of December 31, 2008 (As adjusted, see Note 7)
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Liabilities—Debt and capital lease obligations	$296,568	$261,540	$291,380	$188,186

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

10.                COMPREHENSIVE INCOME

For the three and six months ended June 30, 2009 and 2008, comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008 (As adjusted, See Note 7)	2009	2008 (As adjusted, See Note 7)

Net income (loss)	$2,501	$(1,255)	$5,562	$(339)
Other comprehensive income:
Change in fair value of equity securities available-for-sale		2,248		2,419
Comprehensive income	2,501	993	5,562	2,080
Comprehensive net income of subsidiary attributable to the noncontrolling interest		(9)		(4)
Comprehensive income attributable to Jacobs Entertainment, Inc.	$2,501	$984	$5,562	$2,076

11.                CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

The following information sets forth our Condensed Consolidating Balance Sheets as of June 30, 2009 and December 31, 2008, the Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2009 and 2008, and the Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2009 and 2008 as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  Investments in our subsidiaries are accounted for on the equity method.  Accordingly, entries necessary to consolidate the Parent Company Issuer and our Subsidiary Guarantors are reflected in the eliminations column.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JUNE 30, 2009

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$1,004	$39,855		$40,859
Property, plant and equipment, net	1,630	244,006		245,636
Net investment in and advances to subsidiaries	114,872		$(114,872)	—
Other long-term assets	5,070	60,686		65,756
Total assets	$122,576	$344,547	$(114,872)	$352,251

LIABILITIES AND EQUITY
Current liabilities	$2,382	$25,851		$28,233
Long-term debt	290,771	3,696		294,467
Long-term debt (receivable from) payable to affiliate	(199,182)	199,182		—
Other long-term liabilities	15	946		961
Stockholder’s equity	28,590	114,872	$(114,872)	28,590
Total liabilities and equity	$122,576	$344,547	$(114,872)	$352,251

AS OF DECEMBER 31, 2008

(As adjusted, see Note 7)

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$1,026	$31,805		$32,831
Property, plant and equipment, net	1,984	244,398		246,382
Net investment in and advances to subsidiaries	107,417		$(107,417)	—
Other long-term assets	4,255	61,009		65,264
Total assets	$114,682	$337,212	$(107,417)	$344,477

LIABILITIES AND EQUITY
Current liabilities	$3,797	$24,233		$28,030
Long-term debt	284,511	5,509		290,020
Long-term debt (receivable from) payable to affiliate	(199,182)	199,182		—
Other long-term liabilities	20	871		891
Stockholder’s equity	25,536	107,417	$(107,417)	25,536
Total liabilities and equity	$114,682	$337,212	$(107,417)	$344,477

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2009

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$77,812	$	$77,812
Costs and expenses	$(1,033)	(67,973)		(69,006)
Interest expense, net	(1,298)	(5,007)		(6,305)
Equity in earnings of subsidiaries	4,832		$(4,832)
Net income	$2,501	$4,832	$(4,832)	$2,501

FOR THE THREE MONTHS ENDED JUNE 30, 2008

(As adjusted, see Note 7)

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$98,667	$(75)	$98,592
Costs and expenses	$(6,631)	(86,568)	75	(93,124)
Interest expense, net	(1,394)	(5,329)		(6,723)
Equity in earnings of subsidiaries	6,761		(6,761)
Noncontrolling interest		(9)		(9)
Net (loss) income attributable to JEI	$(1,264)	$6,761	$(6,761)	$(1,264)

FOR THE SIX MONTHS ENDED JUNE 30, 2009

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$155,914	$(125)	$155,789
Costs and expenses	$(4,002)	(133,748)	125	(137,625)
Interest expense, net	(2,613)	(9,989)		(12,602)
Equity in earnings of subsidiaries	12,177		$(12,177)
Net income	$5,562	$12,177	$(12,177)	$5,562

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(As adjusted, see Note 7)

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$185,920	$(150)	$185,770
Costs and expenses	$(8,842)	(163,703)	150	(172,395)
Interest expense, net	(3,016)	(10,698)		(13,714)
Equity in earnings of subsidiaries	11,515		(11,515)
Noncontrolling interest		(4)		(4)
Net (loss) income attributable to JEI	$(343)	$11,515	$(11,515)	$(343)

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$3,296	$7,058	$	$10,354

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(31)	(8,000)		(8,031)
Proceeds from sale of equipment		283		283
Purchases of device rights		(841)		(841)
Acquisition of noncontrolling interest	(212)			(212)
Net cash used in investing activities	(243)	(8,558)		(8,801)

FINANCING ACTIVITIES:
Payments to obtain financing	(555)			(555)
Proceeds from revolving line of credit	17,713			17,713
Payments on long-term debt	(202)	(472)		(674)
Payments on revolving line of credit	(11,250)			(11,250)
Net advances to/from subsidiaries	(5,644)	5,644
Distributions to stockholder	(3,238)			(3,238)
Net cash (used in) provided by financing activities	(3,176)	5,172		1,996

Net (Decrease) Increase in Cash and Cash Equivalents	(123)	3,672		3,549
Cash and Cash Equivalents — Beginning of Period	487	21,392		21,879
Cash and Cash Equivalents — End of Period	$364	$25,064	$	$25,428

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(As adjusted, see Note 7)

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$5,746	$6,146	$	$11,892

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(121)	(5,577)		(5,698)
Proceeds from sale of equipment		173		173
Purchases of device rights		(706)		(706)
Net cash used in investing activities	(121)	(6,110)		(6,231)

FINANCING ACTIVITIES:
Proceeds from revolving line of credit	11,250			11,250
Payments on long-term debt	(202)	(462)		(664)
Payments on revolving line of credit	(7,750)			(7,750)
Net advances to/from subsidiaries	(5,250)	5,250
Distributions to stockholder	(800)			(800)
Net cash (used in) provided by financing activities	(2,752)	4,788		2,036

Net Increase in Cash and Cash Equivalents	2,873	4,824		7,697
Cash and Cash Equivalents — Beginning of Period	235	24,262		24,497
Cash and Cash Equivalents — End of Period	$3,108	$29,086	$	$32,194

Item 2.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section discusses the results of our operations for the three and six months ended June 30, 2009 and 2008. We recommend reading the following discussions and analyses in conjunction with our unaudited condensed consolidated financial statements, including the notes and other financial information contained in this Form 10-Q, as well as our audited consolidated financial statements as of December 31, 2008, included in our Form 10-K report filed with the Securities and Exchange Commission (“10-K Report”). Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties. In this regard, see the section “Risk Factors” in Item 1A of our 10-K Report.

The historical information should not necessarily be taken as a reliable indicator of our future performance.

TABLE OF CONTENTS TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (MD&A)

1. Significant transactions occurring during 2009

Nautica Property Acquisition

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

Acquisition of Land and Land Options along the Gulf Coast of Mississippi

During 2008, we completed several land purchase transactions with owners of real estate along the Gulf Coast of Mississippi.  During January 2009, we completed one additional land purchase transaction at a total purchase price of $0.3 million.

During September 2008, we entered into two land purchase options totaling $0.2 million.  During the second quarter of 2009, these two land purchase options were extended to July 1, 2010 for $0.2 million. Each option agreement contains three additional one-year extensions at the option of JEI.  The total purchase price of all parcels under these two option agreements is $13 million.  During November 2008, we entered into a third land purchase option totaling $0.1 million, which expired in May 2009.

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

Amendment to Credit Agreement

At March 31, 2009, certain debt covenants under our senior secured credit facility were to become more restrictive.  We entered into an amendment to our credit agreement which became effective February 5, 2009.  The amendment increased the maximum permitted senior secured leverage ratio for the remaining test periods. At June 30, 2009, we were in compliance with the revised financial covenants.

2. Overview and discussion of our operations

We have four segments representing the geographic regions of our operations: Colorado, Nevada, Louisiana and Virginia. Each segment is managed separately because of the unique characteristics of its revenue stream, regulatory environment and customer base.

Our Chief Executive Officer (“CEO”) is the chief operating decision maker.  Our casino properties in Colorado (The Lodge and Gilpin casinos) and Nevada (the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos) are managed by our Chief Operating Officer (“COO”) who is located in our Golden, Colorado corporate offices. Further, our 18 video poker truck plaza operations are also managed by our COO.  Our COO reports to our President, who is also located in Golden, Colorado.  Our President reports directly to our CEO. Our Virginia racetrack and satellite wagering facilities are managed by our on-site President of Pari-Mutuel Operations, and he reports directly to our CEO.

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

In addition to the above performance measurements, we pay particular attention to our monthly and annual cash flow. Our business is sensitive to shifts in volumes and levels of activity and we find it necessary to watch our cash closely. Every six months (June 15 and December 15) we have a cash interest payment due on our $210 million senior unsecured notes amounting to $10.2 million. Additionally, we currently have $58 million outstanding on our senior secured credit facility with interest due at varying intervals.  As of June 30, 2009, $23 million is outstanding on the $40 million senior secured revolving credit facility we have with a bank group on which we can draw as needed in order to facilitate the cash flow we generate from operations. This is generally a function of the timing of generating cash from operations coupled with the amount of cash we need to run the business—i.e., our cash inventory. Presently, we estimate that we require approximately $15 million of cash inventory to operate our properties.  See “Liquidity and Capital Resources.”

Colorado

Our Colorado operations consist of The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Casino (“Gilpin”), both of which are located in Black Hawk, Colorado. The competitive aspects of the market in Black Hawk continue to be a significant factor in our operations. There were approximately 9,200 gaming devices in the city of Black Hawk at June 30, 2009. At June 30, 2009, we had 1,317 devices in this market (912 at The Lodge and 405 at the Gilpin), which represented approximately 14% of the total devices in Black Hawk. Our Colorado properties were affected by a number of events related to preparing our properties to take advantage of the new limits, games and hours that went into effect on July 2, 2009.  We reduced the slot machine count to accommodate the addition of table games.  Our casino floors at both The Lodge and Gilpin were disrupted during the second quarter to install new carpet, additional surveillance and new table games.

Nevada

Our Nevada operations consist of Gold Dust West-Reno, located in Reno, Nevada, which was acquired on January 5, 2001; Gold Dust West-Carson City, located in Carson City, Nevada, which was acquired on June 25, 2006; and Gold Dust West-Elko, located in Elko, Nevada, which we developed and opened on March 5, 2007.  As in Colorado, our Nevada casinos operate in highly competitive markets, with many casinos marketing themselves as “locals’ casinos,” partially due to added competition from Indian Gaming in California.

Louisiana

The Louisiana truck plaza video gaming facilities consist of 18 truck plazas located in Louisiana and a share in the gaming revenues of an additional truck plaza.  Each truck plaza features a convenience store, fueling operations, a restaurant and up to 50 video gaming devices in the casino depending on the level of fuel sales and available space.  At June 30, 2009, our truck plaza video gaming facilities had a combined total of 921 video gaming devices.

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

3. Comparison of our results of operations for the three months ended June 30, 2009 to the three months ended June 30, 2008.

The following table summarizes our consolidated results of operations for the three months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,
	2009	2008 (As adjusted, see Note 7 of Financial Statements)	$ Change	% Variance

REVENUES
Gaming:
Casino	$33,115	$36,495	$(3,380)	-9.26%
Truck stop	15,819	16,734	(915)	-5.47%
Pari-mutuel	9,152	11,225	(2,073)	-18.47%
Food and beverage	7,400	8,028	(628)	-7.82%
Convenience store — fuel	14,895	28,774	(13,879)	-48.23%
Other	5,729	6,112	(383)	-6.27%
Less: Promotional allowances	(8,298)	(8,776)	478	-5.45%
Net revenues	77,812	98,592	(20,780)	-21.08%

COSTS AND EXPENSES
Gaming:
Casino	10,932	11,946	(1,014)	-8.49%
Truck stop	9,375	10,157	(782)	-7.70%
Pari-mutuel	7,323	8,849	(1,526)	-17.24%
Food and beverage	3,487	4,066	(579)	-14.24%
Convenience store — fuel	13,884	27,405	(13,521)	-49.34%
Other	4,294	4,571	(277)	-6.06%
Marketing, general and administrative	15,741	17,080	(1,339)	-7.84%
Unrealized (gain) loss on change in fair value of investment in equity securities	(1,302)	4,063	(5,365)	n/a
Depreciation and amortization	5,272	4,987	285	5.71%
Total costs and expenses	69,006	93,124	(24,118)	-25.90%

OPERATING INCOME	8,806	5,468	3,338	61.05%

Interest expense, net	(6,305)	(6,723)	418	-6.22%
Noncontrolling interest		(9)	9	-100.00%

NET INCOME (LOSS) ATTRIBUTABLE TO JEI	$2,501	$(1,264)	$3,765	n/a

All comparisons below begin with the second quarter 2009 results followed by the second quarter 2008 results.

Casino revenues decreased $3.4 million or 9% to $33.1 million from $36.5 million.  The decrease in casino revenues is due to decreases at The Lodge of $1.8 million or 9%, at the Gilpin of $1.0 million or 18%, Gold Dust West-Reno of $0.7 million or 12% and Gold Dust West-Carson City of $0.1 million or 5%, somewhat offset by an increase at Gold Dust West-Elko of $0.2 million or 10%.  Overall, the City of Black Hawk casino win declined 6% during the second quarter of 2009 compared to the same period of 2008.  We attribute some of the decline to the stimulus checks sent during the second quarter of 2008 that did not recur in 2009.  Additionally, revenues have been negatively impacted by general economic conditions, including higher unemployment and decreased disposable income.

Truck stop gaming revenues decreased $0.9 million or 5% to $15.8 million from $16.7 million and is due to new competition at certain locations.  Additionally, the decrease in revenues was experienced at nearly all truck stop locations and is consistent with the statewide truck stop video gaming revenue decline of 3% for the second quarter of 2009 compared to the same period of 2008. We attribute some of the decline to the stimulus checks sent during the second quarter of 2008 that did not recur in 2009, as well as general economic conditions, including higher unemployment and decreased disposable income.

Pari-mutuel revenues decreased $2.1 million or 18% to $9.2 million from $11.2 million.  The decrease in revenues is attributable to a $1.8 million decrease in wagering revenues at the off track wagering facilities and racetrack, combined with a $0.3 million decrease in account wagering revenues. The decrease in account wagering is primarily attributable to a one-time payment from Youbet in May 2008 for source market fees.

Food and beverage revenues decreased $0.6 million or 8% to $7.4 million from $8.0 million.  This decrease is attributable to decreases of $0.1 million at The Lodge, $0.1 million at the Gilpin, $0.3 million at the truck stops and $0.1 million at Colonial due to the lower level of gaming activity.

Convenience store-fuel revenues decreased $13.9 million or 48% to $14.9 million from $28.8 million.  This resulted from the average selling price of fuel decreasing to $2.20 per gallon in 2009 from $4.09 per gallon in 2008, combined with a decrease in volume to 6.8 million gallons from 7.0 million gallons.

Other revenues decreased $0.4 million or 6% to $5.7 million from $6.1 million and was primarily attributable to a $0.3 million decrease in hotel revenues and other revenues at The Lodge, a $0.1 million decrease in hotel revenues at Gold Dust West-Carson City and a $0.1 million decrease at Colonial attributable to a one-time payment received from Youbet in May 2008.  This decrease was somewhat offset by a $0.1 million increase in convenience store revenues at the truck stops.

Promotional allowances decreased $0.5 million or 5% to $8.3 million from $8.8 million.  The decrease is primarily attributable to a decrease in promotional allowances of $0.3 million at The Lodge, $0.2 million at Gold Dust West-Reno and $0.1 million at the truck stops, corresponding to the decrease in gaming revenues, somewhat offset by an increase of $0.1 million at Gold Dust West-Elko.

Casino expenses decreased $1.0 million or 8% to $10.9 million from $11.9 million.  Decreases of $0.4 million at The Lodge, $0.4 million at the Gilpin and $0.2 million at Gold Dust West-Reno were consistent with the decrease in casino revenues at these locations.

Truck stop gaming expenses decreased $0.8 million or 8% to $9.4 million from $10.2 million and is attributable to the decrease in truck stop gaming revenues.

Pari-mutuel costs and expenses decreased $1.5 million or 17% to $7.3 million from $8.8 million.  The decrease is attributable to decreased direct costs resulting from decreased pari-mutuel revenues combined with decreased operating costs resulting from the closure of one of our off track wagering facilities in November 2008.

Food and beverage costs and expenses decreased $0.6 million or 14% to $3.5 million from $4.1 million, and is due to decreases of $0.1 million at The Lodge, $0.1 million at Gold Dust West-Carson City, $0.2 million at the truck stop locations, $0.1 million at Colonial and $0.1 million at all other locations combined, corresponding to the decrease in food and beverage revenues.

Convenience store-fuel expenses decreased $13.5 million or 49% to $13.9 million from $27.4 million because the average cost of fuel decreased to $2.05 per gallon in 2009 from $3.90 per gallon in 2008, combined with a decrease in volume.

Other costs and expenses decreased $0.3 million or 6% to $4.3 million from $4.6 million, and were primarily attributable to a decrease in convenience store expenses at the truck stops.

Marketing, general and administrative expenses decreased $1.3 million or 8% to $15.7 million from $17.1 million.  This decrease is primarily the result of a $0.2 million decrease at Colonial due primarily to decreases in advertising costs, Instant Racing lobbying costs and insurance costs; combined with decreases of $0.2 million at The Lodge, $0.3 million at the Gilpin, $0.2 million at Gold Dust West-Carson City, $0.2 million at the truck stops and $0.2 million in corporate and other overhead expenses.  These decreases are the result of cost management efforts at all locations.

During the fourth quarter of 2008, we began accounting for our investment in MTR Gaming Group, Inc. (“MTR”) as an equity security, in accordance with Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FAS 115 (“SFAS 159”).  Increases in the stock price resulted in an unrealized gain on the change in fair value of investment in equity securities totaling $1.3 million during the second quarter of 2009.  During the second quarter of 2008, we recorded an other-than-temporary impairment totaling $4.1 million on the fair value of our investment in MTR.

Depreciation and amortization expense increased $0.3 million or 6% to $5.3 million from $5.0 million and was primarily attributable to an increase of $0.2 million at the truck stop locations and $0.1 million at The Lodge.

Net interest expense decreased $0.4 million or 6% to $6.3 million from $6.7 million.  The decrease is attributable to lower effective interest rates on our variable rate bank debt, combined with a decrease in debt outstanding during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

4. Comparison of our results of operations for the six months ended June 30, 2009 to the six months ended June 30, 2008.

The following table summarizes our consolidated results of operations for the six months ended June 30, 2009 and 2008 (dollars in thousands):

	Six Months Ended June 30,
	2009	2008 (As adjusted, see Note 7 of Financial Statements)	$ Change	% Variance

REVENUES
Gaming:
Casino	$67,621	$70,873	$(3,252)	-4.59%
Truck stop	33,453	34,309	(856)	-2.49%
Pari-mutuel	17,483	20,581	(3,098)	-15.05%
Food and beverage	14,633	15,482	(849)	-5.48%
Convenience store — fuel	27,913	50,989	(23,076)	-45.26%
Other	11,567	10,827	740	6.83%
Less: Promotional allowances	(16,881)	(17,291)	410	-2.37%
Net revenues	155,789	185,770	(29,981)	-16.14%

COSTS AND EXPENSES
Gaming:
Casino	22,279	23,526	(1,247)	-5.30%
Truck stop	19,763	20,492	(729)	-3.56%
Pari-mutuel	13,470	16,118	(2,648)	-16.43%
Food and beverage	6,652	7,774	(1,122)	-14.43%
Convenience store — fuel	26,054	48,668	(22,614)	-46.47%
Other	8,616	8,266	350	4.23%
Marketing, general and administrative	30,928	33,565	(2,637)	-7.86%
Unrealized (gain) loss on change in fair value of investment in equity securities	(667)	4,063	(4,730)	n/a
Depreciation and amortization	10,530	9,923	607	6.12%
Total costs and expenses	137,625	172,395	(34,770)	-20.17%

OPERATING INCOME	18,164	13,375	4,789	35.81%

Interest expense, net	(12,602)	(13,714)	1,112	-8.11%
Noncontrolling interest		(4)	4	-100.00%

NET INCOME (LOSS) ATTRIBUTABLE TO JEI	$5,562	$(343)	$5,905	n/a

All comparisons below begin with the year-to-date 2009 results followed by the year-to-date 2008 results.

Casino revenues decreased $3.3 million or 5% to $67.6 million from $70.9 million.  The decrease in casino revenues is due to decreases at The Lodge of $1.0 million or 3%, at the Gilpin of $1.6 million or 14%, Gold Dust West-Reno of $1.0 million or

9% and Gold Dust West-Carson City of $0.3 million or 6%, somewhat offset by an increase at Gold Dust West-Elko of $0.6 million or 14%.  Overall, the City of Black Hawk casino win declined 4% during the first six months of 2009 compared to the same period of 2008.  Revenues have been negatively impacted by general economic conditions, including higher unemployment and decreased disposable income.

Truck stop gaming revenues decreased $0.8 million or 2% to $33.5 million from $34.3 million primarily due to new competition at certain locations combined with general economic conditions, including higher unemployment and decreased disposable income.

Pari-mutuel revenues decreased $3.1 million or 15% to $17.5 million from $20.6 million.  The decrease in revenues is attributable to a $2.9 million decrease in wagering revenues at the off track wagering facilities combined with a $0.2 million decrease in account wagering.

Food and beverage revenues decreased $0.8 million or 5% to $14.6 million from $15.5 million.  This decrease is attributable to decreases of $0.5 million at the truck stops, $0.1 million at the Gilpin, $0.1 million at Gold Dust West-Carson City and $0.1 million at Colonial due to the lower level of gaming activity.

Convenience store-fuel revenues decreased $23.1 million or 45% to $27.9 million from $51.0 million.  This resulted from the average selling price of fuel decreasing to $2.06 per gallon in 2009 from $3.75 per gallon in 2008, while volume was flat at 13.6 million gallons.

Other revenues increased $0.7 million or 7% to $11.6 million from $10.8 million and were primarily attributable to a $1.1 million increase in convenience store revenues at the truck stops and receipt of $0.3 million of insurance proceeds in excess of hurricane losses incurred during late 2008 at our truck stops. This increase was somewhat offset by a $0.2 million decrease in hotel revenues at Gold Dust West-Carson City, a $0.2 million decrease in hotel revenues at The Lodge, a $0.1 million decrease at the Gilpin and a $0.1 million decrease at Colonial attributable to a one-time payment received from Youbet in May 2008.

Promotional allowances decreased $0.4 million or 2% to $16.9 million from $17.3 million.  The decrease is primarily attributable to decreases in promotional allowances of $0.2 million at The Lodge, $0.3 million at Gold Dust West-Reno and $0.4 million at the truck stops, corresponding to the decreases in gaming revenues, somewhat offset by increases of $0.1 million at the Gilpin, $0.1 million at Gold Dust West-Carson City and $0.3 million at Gold Dust West-Elko.

Casino expenses decreased $1.2 million or 5% to $22.3 million from $23.5 million, due to decreases of $0.2 million at The Lodge, $0.7 million at the Gilpin, $0.3 million at Gold Dust West-Reno and $0.1 million at Gold Dust West-Carson City which correspond to the decrease in casino revenues at these locations, somewhat offset by an increase of $0.1 million at Gold Dust West-Elko.

Truck stop gaming expenses decreased $0.7 million or 4% to $19.8 million from $20.5 million and is attributable to the decrease in truck stop gaming revenues.

Pari-mutuel costs and expenses decreased $2.6 million or 16% to $13.5 million from $16.1 million.  The decrease is attributable to decreased direct costs resulting from decreased pari-mutuel revenues combined with decreased operating costs resulting from the closure of one of our off track wagering facilities in November 2008.

Food and beverage costs and expenses decreased $1.1 million or 14% to $6.7 million from $7.8 million, and is due to decreases of $0.2 million at The Lodge, $0.1 million at the Gilpin, $0.3 million at Gold Dust West-Carson City, $0.1 million at Gold Dust West-Elko, $0.2 million at the truck stops and $0.2 million at Colonial.

Convenience store-fuel expenses decreased $22.6 million or 46% to $26.1 million from $48.7 million because the average cost of fuel decreased to $1.92 per gallon in 2009 from $3.58 per gallon in 2008, while volume was flat.

Other costs and expenses increased $0.3 million or 4% to $8.6 million from $8.3 million, and were attributable to a $0.4 million increase in convenience store expenses at the truck stops, offset by a $0.1 million decrease in hotel expenses at Gold Dust West-Carson City.

Marketing, general and administrative expenses decreased $2.6 million or 8% to $30.9 million from $33.6 million.  This decrease is primarily the result of a $0.5 million decrease at Colonial due to a decrease in Instant Racing lobbying costs, and decreases in advertising expenses, insurance costs, travel expenses and administrative salaries; combined with decreases of $0.5 million at The Lodge, $0.6 million at the Gilpin, $0.2 million at Gold Dust West-Reno, $0.5 million at Gold Dust West-Carson City, $0.2 million at the truck stops and $0.1 million at corporate.  These decreases are the result of cost management efforts at all locations.

As stated above, we account for our investment in MTR as an equity security in accordance with SFAS 159.  Increases in the stock price resulted in an unrealized gain on the change in fair value of investment in equity securities totaling $0.7 million during the six months ended June 30, 2009. During 2008, we recorded an other-than-temporary impairment totaling $4.1 million on the fair value of our investment in MTR.

Depreciation and amortization expense increased $0.6 million or 6% to $10.5 million from $9.9 million and was attributable to an increase of $0.5 million at the truck stop locations and $0.1 million at The Lodge.

Net interest expense decreased $1.1 million or 8% to $12.6 million from $13.7 million.  The decrease is attributable to lower effective interest rates on our variable rate bank debt, combined with a decrease in debt outstanding during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

5. Segment information

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

The following is a summary of the net revenues, costs and expenses and EBITDA, for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008 (As adjusted, See Note 7 of Financial Statements)	2009	2008 (As adjusted, See Note 7 of Financial Statements)
NET REVENUES
Colorado:
The Lodge	$17,384	$19,198	$35,715	$36,739
Gilpin	4,206	5,393	8,895	10,778
Total Colorado	21,590	24,591	44,610	47,517
Nevada:
Gold Dust West-Reno	4,529	5,030	9,129	9,902
Gold Dust West-Carson City	3,447	3,727	6,369	7,068
Gold Dust West-Elko	2,755	2,634	5,456	5,036
Total Nevada	10,731	11,391	20,954	22,006
Louisiana	34,900	49,783	70,425	93,111
Virginia	10,449	12,680	19,528	22,854
Corporate and other	142	147	272	282
Total Net Revenues	77,812	98,592	155,789	185,770

COSTS AND EXPENSES (excluding depreciation and amortization, net interest expense and income taxes)
Colorado:
The Lodge	11,384	12,106	22,847	23,850
Gilpin	3,064	3,818	6,324	7,689
Total Colorado	14,448	15,924	29,171	31,539
Nevada:
Gold Dust West-Reno	3,058	3,272	6,111	6,642
Gold Dust West-Carson City	3,195	3,558	6,250	7,239
Gold Dust West-Elko	2,246	2,239	4,455	4,413
Total Nevada	8,499	9,069	16,816	18,294
Louisiana	29,861	44,846	59,320	82,610
Virginia	9,923	11,777	17,955	21,398
Corporate overhead and other (1)(2)	1,003	6,521	3,833	8,631
Total Costs and Expenses	63,734	88,137	127,095	162,472

EBITDA
Colorado:
The Lodge	6,000	7,092	12,868	12,889
Gilpin	1,142	1,575	2,571	3,089
Total Colorado	7,142	8,667	15,439	15,978
Nevada:
Gold Dust West-Reno	1,471	1,758	3,018	3,260
Gold Dust West-Carson City	252	169	119	(171)
Gold Dust West-Elko	509	395	1,001	623
Total Nevada	2,232	2,322	4,138	3,712
Louisiana	5,039	4,937	11,105	10,501
Virginia	526	903	1,573	1,456
Corporate overhead and other (1)(2)	(861)	(6,374)	(3,561)	(8,349)

Total EBITDA	$14,078	$10,455	$28,694	$23,298

See sections 3 and 4 above for comparisons of our results of operations for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008, which provide explanations regarding the fluctuations in our revenues and costs and expenses by property and segment.

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure, to our net income (loss), a GAAP financial measure (dollars in thousands):

Three months ended June 30, 2009	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$6,000	$1,263	$1,701	$3,036
Gilpin	1,142	487	476	179
Total Colorado	7,142	1,750	2,177	3,215
Nevada:
Gold Dust West-Reno	1,471	399	655	417
Gold Dust West- Carson City	252	495	384	(627)
Gold Dust West-Elko	509	606	237	(334)
Total Nevada	2,232	1,500	1,276	(544)
Louisiana	5,039	1,241	1,011	2,787
Virginia	526	553	145	(172)
Corporate overhead and other (1)	(861)	228	1,696	(2,785)
TOTAL	$14,078	$5,272	$6,305	$2,501

Three months ended June 30, 2008 (As adjusted, see Note 7 of Financial Statements)	EBITDA	Depreciation and Amortization	Interest Expense, net	Noncontrolling Interest	Net Income (Loss)
Colorado:
The Lodge	$7,092	$1,190	$1,726		$4,176
Gilpin	1,575	494	476		605
Total Colorado	8,667	1,684	2,202		4,781
Nevada:
Gold Dust West-Reno	1,758	389	655		714
Gold Dust West- Carson City	169	512	382		(725)
Gold Dust West-Elko	395	587	338		(530)
Total Nevada	2,322	1,488	1,375		(541)
Louisiana	4,937	1,058	1,219		2,660
Virginia	903	530	135		238
Corporate overhead and other (2)	(6,374)	227	1,792	$(9)	(8,402)
TOTAL	$10,455	$4,987	$6,723	$(9)	$(1,264)

Six months ended June 30, 2009	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$12,868	$2,508	$3,397	$6,963
Gilpin	2,571	968	952	651
Total Colorado	15,439	3,476	4,349	7,614
Nevada:
Gold Dust West-Reno	3,018	797	1,310	911
Gold Dust West- Carson City	119	988	767	(1,636)
Gold Dust West-Elko	1,001	1,205	468	(672)
Total Nevada	4,138	2,990	2,545	(1,397)
Louisiana	11,105	2,550	2,019	6,536
Virginia	1,573	1,059	284	230
Corporate overhead and other (1)	(3,561)	455	3,405	(7,421)
TOTAL	$28,694	$10,530	$12,602	$5,562

Six months ended June 30, 2008 (As adjusted, see Note 7 of Financial Statements)	EBITDA	Depreciation and Amortization	Interest Expense, net	Noncontrolling Interest	Net Income (Loss)
Colorado:
The Lodge	$12,889	$2,390	$3,450		$7,049
Gilpin	3,089	1,025	951		1,113
Total Colorado	15,978	3,415	4,401		8,162
Nevada:
Gold Dust West-Reno	3,260	759	1,308		1,193
Gold Dust West- Carson City	(171)	1,021	765		(1,957)
Gold Dust West-Elko	623	1,172	731		(1,280)
Total Nevada	3,712	2,952	2,804		(2,044)
Louisiana	10,501	2,059	2,434		6,008
Virginia	1,456	1,049	255		152
Corporate overhead and other (2)	(8,349)	448	3,820	$(4)	(12,621)
TOTAL	$23,298	$9,923	$13,714	$(4)	$(343)

(1)                   Included in corporate overhead and other for the three and six months ended June 30, 2009 is a $1.3 million gain and $0.7 million gain, respectively, on the change in fair value of investment in equity securities.

(2)                   Included in corporate overhead and other for the three and six months ended June 30, 2008 is a $4.1 million other-than-temporary impairment on the fair value of our investment in equity securities.

6. Liquidity and capital resources

As of June 30, 2009, we had cash and cash equivalents of $25.4 million compared to $21.9 million in cash and cash equivalents as of December 31, 2008. The increase of $3.5 million is the result of $10.3 million cash provided by operating activities, $8.8 million cash used in investing activities, and $2.0 million cash provided by financing activities, which is further discussed below. Our primary sources of liquidity are cash provided by operating activities and external borrowings.  Our primary uses of cash are for capital improvements, development and acquisitions.

The cash used in investing activities during the six months ended June 30, 2009 was the result of property and equipment and device rights additions totaling $8.6 million for ongoing capital investments at our existing properties, $0.3 million for Mississippi land purchase transactions, and $0.2 million to acquire the noncontrolling interest of Sugar Warehouse, offset by $0.3 million of proceeds from the sale of equipment.

The cash provided by financing activities during the six months ended June 30, 2009 was the result of net borrowings on the revolving senior credit facility totaling $6.5 million, offset by payments on long-term debt totaling $0.7 million, payments to obtain financing totaling $0.6 million and distributions to stockholder totaling $3.2 million, including $2.2 million for the purchase of Sugar Warehouse.

As of June 30, 2009, we have $17.0 million available on our $40.0 million revolving senior credit facility for acquisitions, capital expenditure programs and working capital. The revolving senior credit facility carries an interest rate of 2.75% above LIBOR and expires in June 2011. As of June 30, 2009, our total debt approximates $296.6 million. Our future liquidity, which includes our ability to make semi-annual interest payments on June 15 and December 15 of each year, depends upon our future operational success.

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

We believe that our cash flow from operations, cash and cash equivalents and our $40 million senior revolving credit facility discussed above will be adequate to meet our debt service obligations and operational expenditures, as well as our capital expenditure requirements for the next twelve months. During 2009, we currently anticipate spending approximately $14 million for discretionary capital expenditures. We also anticipate spending approximately $6 million during 2009 for expansion capital expenditures, including the acquisition of Sugar Warehouse during the first quarter of 2009 and an expansion at The Lodge which is expected to commence during the third quarter of 2009 and be completed by year end 2009.

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

The following table provides disclosure concerning JEI’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of June 30, 2009.

(In Thousands)	Total	Next 12 Months	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$401,571	$24,315	$126,288	$250,968	$—
Capital lease obligations	8,828	1,342	1,027	948	5,511
Operating leases (2)	36,044	2,817	4,406	3,540	25,281
Other long-term obligations (3)	22,349	1,997	3,466	2,511	14,375
Total contractual cash obligations	$468,792	$30,471	$135,187	$257,967	$45,167

(1)                   Long-term debt includes principal and interest owing under the terms of our senior unsecured notes, our senior secured credit facility and the Black Hawk special assessment bonds.  Interest on variable rate debt is computed based on rates outstanding at June 30, 2009.

(2)                   Operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia, office space in Colorado, Louisiana, Virginia and Florida and other equipment leases at all locations.

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

Property and equipment

We have a significant investment in long-lived property and equipment, representing approximately 70% of our total assets. We estimate that the undiscounted future cash flows expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimate of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results. We review the carrying value of our property and equipment when events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use. Further, we assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each class of assets. Should the actual useful life of a class of assets differ from the estimated useful life, we would record an impairment charge. We review useful lives and obsolescence and assess the commercial viability of our assets periodically.

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

Our reporting units with goodwill balances at June 30, 2009 are The Lodge ($4.2 million), Gilpin ($2.5 million), Gold Dust West-Reno ($8.8 million) and Louisiana ($31.0 million). There is no goodwill recorded in our Gold Dust West-Carson City, Gold Dust West-Elko or Virginia reporting units. We performed our most recent annual impairment test for these reporting units as of September 30, 2008. Our annual impairment test included an analysis of the gaming industry overall as well as an analysis of the specific locations in which we operate. We determined the fair values for each of these reporting units using both the market approach (recent comparable transactions from which we derived an applicable valuation multiple) and the income approach (net present value of our anticipated future cash flows). These fair values were then compared to the carrying values for the respective reporting unit.  We determined that goodwill was impaired at our Gold Dust West-Carson City reporting unit, resulting in a goodwill impairment totaling $0.2 million. We determined that goodwill was not impaired at any of our other reporting units. Furthermore, if the fair value of these reporting units declined by 10%, no goodwill impairment would exist.

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

We have issued $210 million of 9¾% fixed rate senior unsecured notes due in 2014 and a $100 million variable rate senior secured credit facility consisting of: (i) a $40 million revolving credit facility due in 2011, (ii) a $40 million term loan facility due in 2012, and (iii) a $20 million delayed draw term loan due in 2012.  As of June 30, 2009, $23.0 million is outstanding on the senior secured revolving credit facility and $58.3 million is outstanding on our senior secured term loan debt, bearing interest at a blended variable rate approximating 3.06% at June 30, 2009.

If market interest rates increase, our cash requirements for interest on the senior secured credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior secured credit facility balance would also decrease. There would be an approximate change in our cash requirements of $0.3 million annually for interest should market rates increase or decrease by 10% compared to interest rate levels at June 30, 2009.

We currently do not use interest rate swaps or other similar investments to alter interest rate exposure.

JEI owns an investment in the publicly traded equity of MTR Gaming Group, Inc. (“MTR”). Market prices for equity securities are subject to fluctuation.  Fluctuation in the market price of such a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, and general market conditions.  Consequently, the amount realized on any ultimate sale of this investment may significantly differ from the reported market value as of June 30, 2009.

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

Item 4.     Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.     Exhibits

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jacobs Entertainment, Inc.

Registrant

Date: August 11, 2009	By:	/s/ Jeffrey P. Jacobs
Jeffrey P. Jacobs, Chief Executive Officer and Chairman of the Board of Directors

/s/ Brett A. Kramer
Brett A. Kramer, Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.