Form 10-Q
period 2009-09-30
JACOBS ENTERTAINMENT INC
filed 2009-11-10
CIK 1173284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 10, 2009
Class A Common Stock, $.01 par value	1,320 shares
Class B Common Stock, $.01 par value	180 shares

Jacobs Entertainment, Inc.

Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2009	December 31, 2008 (As adjusted, see Note 7)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,813	$21,879
Restricted cash	2,259	1,423
Accounts receivable, net	3,147	3,157
Due from affiliates	196	—
Inventory	3,420	3,421
Prepaid expenses and other current assets	3,549	2,951
Total current assets	37,384	32,831
PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	59,768	59,451
Building and improvements	187,621	185,453
Equipment, furniture and fixtures	93,424	87,432
Leasehold improvements	3,261	3,087
Construction in progress	2,270	945
	346,344	336,368
Less accumulated depreciation	(102,266)	(89,986)
Property, plant and equipment, net	244,078	246,382
OTHER NONCURRENT ASSETS:
Goodwill	46,471	46,471
Identifiable intangible assets, net	8,758	9,192
Debt issue costs, net	6,116	6,795
Investment in equity securities	2,490	1,367
Other assets	1,664	1,439
TOTAL	$346,961	$344,477

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,974	$8,003
Accrued expenses	24,214	18,457
Due to affiliates	312	210
Current portion of long-term debt and capital lease obligations	2,102	1,360
Total current liabilities	31,602	28,030

Long-term debt and capital lease obligations	284,789	290,020
Other noncurrent liabilities	986	891
Total liabilities	317,377	318,941
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER’S EQUITY:
Class A Common stock $.01 par value; 1,800 shares authorized, 1,320 shares issued and outstanding as of September 30, 2009 and December 31, 2008	—	—
Class B Common stock $.01 par value; 200 shares authorized, 180 shares issued and outstanding as of September 30, 2009 and December 31, 2008	—	—
Additional paid-in capital	28,843	31,139
Retained earnings (accumulated deficit)	741	(5,815)
Noncontrolling interest	—	212
Total stockholder’s equity	29,584	25,536
TOTAL	$346,961	$344,477

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008 (As adjusted, see Note 7)	2009	2008 (As adjusted, see Note 7)
REVENUES
Gaming:
Casino	$38,732	$35,837	$106,353	$106,710
Truck stop	14,733	15,326	48,186	49,635
Pari-mutuel	8,169	9,979	25,652	30,560
Food and beverage	8,148	8,196	22,781	23,678
Convenience store — fuel	16,231	28,308	44,144	79,297
Convenience store — other	2,959	3,523	9,752	9,183
Hotel	1,124	1,163	2,796	3,250
Other	1,766	1,908	4,868	4,988
Total revenues	91,862	104,240	264,532	307,301
Less: Promotional allowances	(9,453)	(8,449)	(26,334)	(25,740)
Net revenues	82,409	95,791	238,198	281,561

COSTS AND EXPENSES
Gaming:
Casino	13,208	12,045	35,487	35,571
Truck stop	9,433	9,721	29,196	30,213
Pari-mutuel	7,016	8,369	20,486	24,487
Food and beverage	3,692	4,038	10,344	11,812
Convenience store — fuel	15,196	26,490	41,250	75,158
Convenience store — other	3,577	4,678	11,804	12,452
Hotel	294	313	683	805
Marketing, general and administrative	17,760	18,989	48,688	52,554
Unrealized (gain) loss on change in fair value of investment in equity securities	(456)	—	(1,123)	4,063
Goodwill impairment	—	199	—	199
Depreciation and amortization	5,389	5,016	15,919	14,939
Total costs and expenses	75,109	89,858	212,734	262,253

OPERATING INCOME	7,300	5,933	25,464	19,308

Interest income	5	34	25	112
Interest expense	(6,311)	(6,859)	(18,933)	(20,651)

NET INCOME (LOSS)	994	(892)	6,556	(1,231)

Net income of subsidiary attributable to the noncontrolling interest	—	(7)	—	(11)

NET INCOME (LOSS) ATTRIBUTABLE TO JACOBS ENTERTAINMENT, INC.	$994	$(899)	$6,556	$(1,242)

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Dollars in Thousands)

	Jacobs Entertainment, Inc. Stockholder
	Common Stock*	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Comprehensive Income (Loss)	Total
BALANCES, JANUARY 1, 2008 (As adjusted, see Note 7)	$—	$32,939	$(1,707)	$(2,419)	$141	$—	$28,954
Distributions		(1,800)					(1,800)
Comprehensive loss:
Change in fair value of equity securities				2,419		2,419	2,419
Net (loss) income (As adjusted, see Note 7)			(4,108)		71	(4,037)	(4,037)
Total comprehensive loss (As adjusted, see Note 7)						(1,618)	(1,618)
BALANCES, DECEMBER 31, 2008 (As adjusted, see Note 7)	$—	$31,139	$(5,815)	$—	$212	$—	$25,536
Capital contribution		942					942
Distributions		(3,238)					(3,238)
Acquisition of noncontrolling interest					(212)		(212)
Net income **			6,556			6,556	6,556
BALANCES, SEPTEMBER 30, 2009	$—	$28,843	$741	$—	$—	$6,556	$29,584

*                 The par value amount of the Jacobs Entertainment, Inc. 1,320 shares of Class A common stock and 180 shares of Class B common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 due to rounding.

**          For the nine months ended September 30, 2009, comprehensive income is equal to net income and is entirely attributable to the Jacobs Entertainment, Inc. stockholder.

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended September 30,
	2009	2008 (As adjusted, see Note 7)
OPERATING ACTIVITIES:
Net income (loss)	$6,556	$(1,231)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,919	14,939
Goodwill impairment	—	199
Unrealized (gain) loss on change in fair value of investment in equity securities	(1,123)	4,063
Loss on sale of equipment	23	92
Deferred financing cost amortization	1,234	1,111
Other	7	(78)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(836)	(1,162)
Accounts receivable, net	(180)	(120)
Inventory	1	(442)
Prepaid expenses and other assets	(852)	(952)
Accounts payable	(1,887)	5,526
Accrued expenses	5,759	2,925
Due from/to affiliates	(134)	(595)
Net cash provided by operating activities	24,487	24,275
INVESTING ACTIVITIES:
Additions to property, plant and equipment	(13,021)	(13,344)
Proceeds from sale of equipment	329	347
Purchases of device rights	(965)	(903)
Acquisition of noncontrolling interest	(212)	—
Net cash used in investing activities	(13,869)	(13,900)
FINANCING ACTIVITIES:
Payments to obtain financing	(555)
Proceeds from revolving line of credit	18,713	11,250
Payments on long-term debt	(854)	(843)
Payments on revolving line of credit	(21,750)	(7,750)
Distributions to stockholder	(3,238)	(1,800)
Net cash (used in) provided by financing activities	(7,684)	857
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,934	11,232
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,879	24,497
CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,813	$35,729
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$12,624	$14,432
Non-cash investing and financing activities:
Capital contribution exchanged for retirement of liabilities paid by affiliate	$942	—
Non-cash additions to property	$485	$1,056

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

1.                       BUSINESS AND ORGANIZATION

Jacobs Entertainment, Inc. (“JEI,” the “Company,” “us,” “our,” or “we”) was formed on April 17, 2001 to become a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Nevada, Louisiana and Virginia. We are a wholly-owned subsidiary of Jacobs Investments, Inc. (“JII”) and a Qualified Subchapter S-Corporation Subsidiary under the Internal Revenue Code of 1986, as amended.  At December 31, 2008, 80% of the outstanding Class A shares of JII were owned by Jeffrey P. Jacobs, our Chief Executive Officer (“CEO”), and two of his family trusts, and 20% of the outstanding Class A shares were owned by an irrevocable trust established by his father, Richard E. Jacobs, of which Jeffrey P. Jacobs was the sole trustee.  Additionally, Jeffrey P. Jacobs’ family trusts own all 180 outstanding shares of JII’s Class B common stock.  On June 2, 2009, JII redeemed the remaining 326 Class A shares owned by The Richard E. Jacobs Irrevocable Trust. Effective June 2, 2009, Jeffrey P. Jacobs and his family trusts own 100% of JII’s outstanding Class A shares and 100% of its outstanding Class B shares.

As of September 30, 2009, we owned and operated five casinos through wholly-owned subsidiaries. Our casinos include The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Hotel Casino (“Gilpin”), both in Black Hawk, Colorado, the Gold Dust West Casino  (“Gold Dust West-Reno”) in Reno, Nevada, the Gold Dust West-Carson City (“Gold Dust West-Carson City”) in Carson City, Nevada and the Gold Dust West-Elko (“Gold Dust West-Elko”) in Elko, Nevada.  JEI also owns and operates 18 truck plaza video gaming facilities in Louisiana, which are collectively referred to as “Jalou,” “truck stops” or “truck plazas.”  We also receive a percentage of gaming revenue from an additional truck plaza video gaming facility.  Finally, JEI owns and operates a horse racing track with eight satellite wagering facilities in Virginia through a wholly-owned subsidiary, Colonial Holdings, Inc. (“Colonial”).

On April 1, 2008, we acquired a parcel of land referred to as “Lot D” in what we call the Nautica Properties area in Cleveland, Ohio.  The company that owned this parcel of land and parking lot business was wholly owned by our CEO.  Additionally, on January 21, 2009, we acquired a second Nautica Properties parcel referred to as “Sugar Warehouse” from a limited partnership controlled by our CEO.  The purchases of these businesses were accounted for as combinations of entities under common control.  Accordingly, the accompanying unaudited condensed consolidated 2008 financial statements have been retroactively adjusted to include the operations of these acquired businesses from January 1, 2008.  See Notes 6 and 7 below.

2.                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial position as of September 30, 2009 and December 31, 2008, the results of our operations for the three and nine months ended September 30, 2009 and 2008, our changes in stockholder’s equity for the year ended December 31, 2008 and the nine months ended September 30, 2009, and our cash flows for the nine months ended September 30, 2009 and 2008.  All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto in our Form 10-K report for the year ended December 31, 2008 filed with the U.S. Securities and Exchange Commission (“SEC”).  Our significant accounting policies are discussed in detail in Note 2 to the financial statements contained in that report.  The results of interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

New Accounting Guidance — New authoritative accounting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles (“ASC Topic 105”), established the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied to rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants.  ASC Topic 105 supersedes existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature.  All other accounting literature is considered non-authoritative.  ASC Topic 105 changes the way we cite authoritative guidance within our financial statements and accounting policies.  The new authoritative guidance under ASC Topic 105 became effective for periods ending on or after September 15, 2009 and did not have a material impact on our consolidated financial statements.

New accounting guidance under FASB ASC Topic 805, Business Combinations (“ASC Topic 805”), established principles and requirements for how an acquirer in a business combination: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase option; (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination; and (d) determines the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination.  ASC Topic 805 was effective for us on January 1, 2009. ASC Topic 805 will have an impact on our consolidated results of operations, cash flows and financial position, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate in the future.  No material business combinations have been consummated since adoption.

New accounting guidance under FASB ASC Topic 810, Consolidation (“ASC Topic 810”), established accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. ASC Topic 810 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted ASC Topic 810 effective January 1, 2009 in conjunction with the acquisition of Sugar Warehouse.  See Note 7.  Such adoption did not have a material impact on our condensed consolidated financial statements.

Additional new accounting guidance under ASC Topic 810 amends existing accounting literature to require an enterprise to perform an analysis to determine whether any variable interest held gives it a controlling financial interest in a variable interest entity and requires an ongoing reassessment of this nature.  The standard also requires enhanced disclosures that will provide more transparent information about an entity's involvement in a variable interest entity. The standard is effective for us on January 1, 2010.  We are currently evaluating the impact adoption of this standard will have on our financial statements.

New accounting guidance under FASB ASC Topic 855, Subsequent Events (“ASC Topic 855”), established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC Topic 855 requires companies to disclose the date through which the Company evaluated subsequent events, the basis for that date, and whether that date represents the date the financial statements were issued.  The adoption of this accounting guidance did not have a material impact on our condensed consolidated financial statements.  We evaluated subsequent events through November 10, 2009, which represents the date our financial statements were issued.

On April 1, 2009, we adopted the provisions of FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”), which require an entity to provide disclosures about fair value of financial instruments in interim financial information.  ASC Topic 825 requires us to include disclosures about the fair value of our financial instruments whenever we issue financial information for interim reporting periods and annual reporting periods, whether recognized or not recognized in our statement of financial position.  The adoption of this accounting guidance did not have any material impact on our financial position or results of operations.

3.                       GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

We test goodwill for impairment as of September 30 each year or when circumstances indicate it is necessary.  Testing compares the estimated fair values of our reporting units to the reporting units’ carrying value.  We consider a variety of factors when estimating the fair value of our reporting units, including estimates about future operating results of each reporting unit, multiples of EBITDA (earnings before interest, income taxes, depreciation and amortization), investment banker market analysis, and recent sales of comparable business units if such information is available to us.  A variety of estimates and judgments about the relevance and comparability of these factors to the reporting units are made.  As of September 30, 2009, we believe the carrying value of the goodwill held in our reporting units was not impaired.  There has been no change in the carrying amount of goodwill for the nine months ended September 30, 2009.

In addition, as of September 30, 2009, we reassessed the useful lives of our identifiable intangible assets and did not recognize any change to the previously established amortization periods of such assets.

Identifiable intangible assets as of September 30, 2009 and December 31, 2008, consist of the following:

	Weighted	September 30, 2009			December 31, 2008
	Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizable intangible assets:
Revenue rights	42.25	$6,000	$930	$5,070	$6,000	$840	$5,160
Device use rights	3.03	9,106	5,827	3,279	8,820	5,393	3,427
Noncompete agreements	2.52	1,369	960	409	1,779	1,174	605

Total		$16,475	$7,717	$8,758	$16,599	$7,407	$9,192

Aggregate amortization expense of identifiable intangible assets was $436 and $363 for the three months ended September 30, 2009 and 2008, respectively, and $1,419 and $1,035 for the nine months ended September 30, 2009 and 2008, respectively.

Estimated amortization expense for the years ending December 31:

2009 (remaining 3 months)	$396
2010	1,462
2011	921
2012	752
2013	468
Thereafter	4,759
Total	$8,758

4.                       SEGMENTS

Our CEO is the chief operating decision maker. Our casino properties in Colorado (The Lodge and Gilpin casinos) and Nevada (the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos) are managed by our Chief Operating Officer (“COO”) who is located in our Golden, Colorado corporate offices. Further, our 18 video poker truck plaza operations are also managed by our COO.  Our COO reports to our President, who is also located in Golden, Colorado.  Our President reports directly to our CEO. Our Virginia racetrack and satellite wagering facilities are managed by our on-site President of Pari-Mutuel Operations, and he reports directly to our CEO.

At September 30, 2009 and 2008, we have four segments representing the geographic regions of our operations.  Each segment is managed separately because of the unique characteristics of its revenue stream and customer base.  We have aggregated our operations into these four segments based on similarities in the nature of the properties’ businesses, customers and regulatory environment in which each property operates. The Colorado segment consists of The Lodge and Gilpin casinos.  Our Nevada segment includes the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos.  The Louisiana operations consist of its truck plaza/video poker facilities, and the Virginia segment consists of Colonial’s pari-mutuel operations and its satellite wagering facilities.

The accounting policies of the segments are the same as those described in Note 2 above and those included in our Form 10-K report for the year ended December 31, 2008.  The corporate adjustments, eliminations and other represent all other income and expenses, and are also presented.

As of and for the Three Months Ended September 30, 2009

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other	Total
Revenues:
Gaming
Casino	$29,263	$9,469				$38,732
Truck stop			$14,733			14,733
Pari-mutuel				$8,169		8,169
Food and beverage	3,323	2,347	1,719	759		8,148
Convenience store — fuel			16,231			16,231
Convenience store — other			2,959			2,959
Hotel	516	608				1,124
Other	266	329	278	740	$153	1,766
Total revenues	33,368	12,753	35,920	9,668	153	91,862
Less: Promotional allowances	(5,922)	(2,318)	(1,213)			(9,453)
Net revenues	$27,446	$10,435	$34,707	$9,668	$153	$82,409

Depreciation and amortization	$1,821	$1,535	$1,277	$527	$229	$5,389
Interest income	$—	$—	$—	$4	$1	$5
Interest expense	$2,169	$1,271	$1,011	$149	$1,711	$6,311
Net income (loss)	$5,523	$(1,200)	$1,748	$(651)	$(4,426)	$994
EBITDA(1)	$9,513	$1,606	$4,036	$21	$(2,487)	$12,689

Goodwill	$6,711	$8,836	$30,924			$46,471
Identifiable intangible assets, net			$8,758			$8,758
Property, plant and equipment, net	$91,220	$41,788	$40,814	$63,237	$7,019	$244,078
Total assets	$112,236	$58,665	$92,163	$69,606	$14,291	$346,961
Long-term debt	$85,321	$61,392	$51,130	$4,908	$82,038	$284,789
Capital expenditures	$2,297	$979	$1,385	$95	$234	$4,990

As of and for the Nine Months Ended September 30, 2009

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other	Total
Revenues:
Gaming
Casino	$77,648	$28,705				$106,353
Truck stop			$48,186			48,186
Pari-mutuel				$25,652		25,652
Food and beverage	8,666	6,738	5,373	2,004		22,781
Convenience store — fuel			44,144			44,144
Convenience store — other			9,752			9,752
Hotel	1,279	1,517				2,796
Other	699	1,042	1,162	1,540	$425	4,868
Total revenues	88,292	38,002	108,617	29,196	425	264,532
Less: Promotional allowances	(16,236)	(6,613)	(3,485)			(26,334)
Net revenues	$72,056	$31,389	$105,132	$29,196	$425	$238,198

Depreciation and amortization	$5,297	$4,525	$3,827	$1,586	$684	$15,919
Interest income	$—	$—	$5	$16	$4	$25
Interest expense	$6,518	$3,816	$3,035	$445	$5,119	$18,933
Net income (loss)	$13,137	$(2,597)	$8,284	$(421)	$(11,847)	$6,556
EBITDA(1)	$24,952	$5,744	$15,141	$1,594	$(6,048)	$41,383

Goodwill	$6,711	$8,836	$30,924			$46,471
Identifiable intangible assets, net			$8,758			$8,758
Property, plant and equipment, net	$91,220	$41,788	$40,814	$63,237	$7,019	$244,078
Total assets	$112,236	$58,665	$92,163	$69,606	$14,291	$346,961
Long-term debt	$85,321	$61,392	$51,130	$4,908	$82,038	$284,789
Capital expenditures	$5,922	$2,409	$3,077	$832	$781	$13,021

As of and for the Three Months Ended September 30, 2008

(Balance Sheet Data as of December 31, 2008)

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other (As adjusted, see Note 7)	Total (As adjusted, see Note 7)
Revenues
Gaming
Casino	$26,482	$9,355				$35,837
Truck stop			$15,326			15,326
Pari-mutuel				$9,979		9,979
Food and beverage	3,021	2,167	2,024	984		8,196
Convenience store — fuel			28,308			28,308
Convenience store — other			3,523			3,523
Hotel	511	652				1,163
Other	196	338	325	883	$166	1,908
Total revenues	30,210	12,512	49,506	11,846	166	104,240
Less: Promotional allowances	(5,336)	(1,968)	(1,145)			(8,449)
Net revenues	$24,874	$10,544	$48,361	$11,846	$166	$95,791

Depreciation and amortization	$1,692	$1,508	$1,068	$525	$223	$5,016
Interest income	$—	$—	$5	$9	$20	$34
Interest expense	$2,198	$1,389	$1,225	$149	$1,898	$6,859
Net income (loss)	$4,542	$(1,717)	$2,331	$(916)	$(5,132)	$(892)
EBITDA(1)	$8,432	$1,180	$4,619	$(251)	$(3,031)	$10,949

Goodwill	$6,711	$8,836	$30,924			$46,471
Identifiable intangible assets, net			$9,192			$9,192
Property, plant and equipment, net	$90,574	$44,241	$40,517	$64,106	$6,944	$246,382
Total assets	$110,441	$61,552	$90,396	$69,453	$12,635	$344,477
Long-term debt	$85,655	$61,556	$51,174	$5,644	$85,991	$290,020
Capital expenditures	$2,142	$2,082	$497	$82	$2,843	$7,646

As of and for the Nine Months Ended September 30, 2008

(Balance Sheet Data as of December 31, 2008)

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other (As adjusted, see Note 7)	Total (As adjusted, see Note 7)
Revenues
Gaming
Casino	$77,526	$29,184				$106,710
Truck stop			$49,635			49,635
Pari-mutuel				$30,560		30,560
Food and beverage	8,511	6,598	6,197	2,372		23,678
Convenience store — fuel			79,297			79,297
Convenience store — other			9,183			9,183
Hotel	1,466	1,784				3,250
Other	699	1,067	1,006	1,768	$448	4,988
Total revenues	88,202	38,633	145,318	34,700	448	307,301
Less: Promotional allowances	(15,811)	(6,083)	(3,846)			(25,740)
Net revenues	$72,391	$32,550	$141,472	$34,700	$448	$281,561

Depreciation and amortization	$5,107	$4,460	$3,127	$1,574	$671	$14,939
Interest income	$3	$4	$17	$52	$36	$112
Interest expense	$6,602	$4,197	$3,671	$447	$5,734	$20,651
Net income (loss)	$12,704	$(3,761)	$8,339	$(764)	$(17,749)	$(1,231)
EBITDA(1)	$24,410	$4,892	$15,120	$1,205	$(11,380)	$34,247

Goodwill	$6,711	$8,836	$30,924			$46,471
Identifiable intangible assets, net			$9,192			$9,192
Property, plant and equipment, net	$90,574	$44,241	$40,517	$64,106	$6,944	$246,382
Total assets	$110,441	$61,552	$90,396	$69,453	$12,635	$344,477
Long-term debt	$85,655	$61,556	$51,174	$5,644	$85,991	$290,020
Capital expenditures	$4,487	$3,630	$1,184	$732	$3,311	$13,344

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

5.                       COMMITMENTS AND CONTINGENCIES

Commitments

Colonial has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for our pari-mutuel wagering applications.  The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities to 2012, and to provide replacement equipment for existing equipment, at a rate of .385% of handle up to $270,000 in handle.  Handle above $270,000 will be charged a rate of .345%.  The agreement also provides for a minimum charge per calendar year of $210.  In addition, effective May 1, 2009, Colonial has entered into an agreement with a company which provides broadcasting and simulcasting equipment and services.  The agreements for live racing broadcasting and simulcasting services at the horse racing track expires December 31, 2011.  Total expense incurred for totalisator and broadcasting and simulcasting services was $235 and $298 for the three months ended September 30, 2009 and 2008, respectively, and $630 and $711 for the nine months ended September 30, 2009 and 2008, respectively.

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

Our operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia, leases for office space in Colorado, Louisiana, Virginia and Florida, as well as leases for automobiles and other property and equipment at all locations, expiring at various dates.  Total expense under these non-cancelable operating leases was $821 and $803 during the three months ended September 30, 2009 and 2008, respectively, and $2,279 and $2,224 for the nine months ended September 30, 2009 and 2008, respectively.

Additionally, under Louisiana law, video poker machines must be owned by Louisiana residents.  The Jalou truck plaza video gaming facilities pay a fee to a third party owner of the machines in order to maintain the machines used in our truck plaza operations, plus reimbursement for the owner’s licensing costs and various other expenses. Total expense under these obligations was $274 and $329 for the three months ended September 30, 2009 and 2008, respectively, and $819 and $992 for the nine months ended September 30, 2009 and 2008, respectively.  Beginning in November 2009, the ownership of the video poker machines used by the Jalou truck plazas was transferred from the third party owner to a related party, Jalou Device Owner, L.P., of which Gameco Holdings, Inc. owns 49% and is its general partner and two Louisiana residents own 51% and are the limited partners.  Gameco Holdings, Inc. is a wholly-owned subsidiary of JII. The Jalou truck plazas will now pay fees to the related party under similar terms and conditions previously paid to the third party.

Contingencies

We are involved in routine litigation arising in the ordinary course of our business pertaining to workers compensation claims, equal opportunity employment issues, or guest injury claims.  All such claims are routinely turned over to our insurance providers.  None of the claims is expected to have a material impact on our financial position, results of operations or cash flows.  We believe these matters are covered by appropriate insurance policies less applicable deductibles which are accrued in our financial statements.

6.                       RELATED PARTY TRANSACTIONS

In order to assist us in our efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, we have an agreement with Jacobs Investments Management Co. Inc. (“JIMCO”), 82% of which is owned by Jeffrey P. Jacobs, our CEO, and the remaining 18% of which is owned in equal portions by two other persons. Under this agreement, we make payments of $1,250 per year payable in installments of $625 each on January 1st and July 1st plus 2.5% of budgeted development costs for projects undertaken by us, if certain debt covenant ratios are met.  Total expenses incurred under this agreement with JIMCO were $313 and $313 during the three months ended September 30, 2009 and 2008, respectively, and $938 and $938 for the nine months ended September 30, 2009 and 2008, respectively.  At September 30, 2009, these transactions resulted in net payables to affiliate totaling $312.

We allocate management, accounting and overhead costs incurred by JEI to various truck stops owned by other JII subsidiaries.  These costs totaled $296 and $296 for the three months ended September 30, 2009 and 2008, respectively, and $865 and $873 for the nine months ended September 30, 2009 and 2008, respectively. Additionally, we provide shared services such as repair parts to other JII affiliates.  These transactions result in receivables from and payables to our affiliates.  As of September 30, 2009, these transactions resulted in net receivables from affiliates totaling $196, and as of December 31, 2008, these transactions resulted in net payables to affiliates totaling $210.

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

During March 2008, we exercised our option to acquire one of these parcels referred to as “Lot D.” On April 1, 2008, we purchased this parcel for $800.  The company that owned this parcel of land and parking lot business was wholly owned by our CEO. Additionally, on January 15, 2009, we exercised our option to acquire one of these parcels referred to as “Sugar Warehouse,” and on January 21, 2009, we purchased this parcel for $2,450 from the limited partnership that owned this building.  An affiliate of our CEO owned 82% of the general partner interests and 16.4% of the limited partner interests of the seller.  See Note 7 below.

The option agreements give us the right until July 2010 to purchase one of the remaining parcels and the right to purchase or enter into long-term leases on the remaining three parcels.  Our CEO owns varying interests in three of the four remaining parcels.

Although we may elect not to exercise all the options unless casino gaming opportunities arise, we nonetheless have the right to acquire all or part of the Nautica Properties for other purposes.  See Note 10 below.  If casino gaming is not legalized on the Nautica Properties but we decide to exercise our options, the aggregate purchase price would be approximately $3,000 for one of the parcels and the aggregate annual lease payments on the remaining three parcels would be approximately $355.  If all four remaining parcels are purchased and none leased, the total purchase price would be approximately $6,550, less any aggregate option payments previously made. The purchase price and rent payments would be increased based on independent appraisals of the land and improvement values if, in the future, casino gaming were to become legalized in Ohio and a casino is licensed on the Nautica Properties.

7.                       RECENT ACQUISITION ACTIVITY

Acquisition of Silver Dollar

On March 29, 2007, we acquired the Silver Dollar truck plaza in Shreveport, Louisiana (“Silver Dollar”) for $4,000 plus acquisition costs of $197.  The purchase agreement included an “earn-out payment” (additional purchase price) to be paid 19 calendar months after the video poker devices are legally operating at Silver Dollar.  The earn-out payment was based on 5.0 times annualized EBITDA of the truck stop, less the initial $4,000 purchase price paid, up to a maximum of $1,500 additional purchase price. On September 28, 2007, we began operating video poker devices.  We determined that no additional purchase price is due to the seller.

Acquisition of Nautica Lot D

As discussed in Notes 1 and 6 above, on April 1, 2008, we acquired Lot D for $800. The acquisition of Lot D and its parking lot business was accounted for as a combination of entities under common control.  Therefore, the acquisition has been recorded at our CEO’s historical cost bases in the assets and liabilities transferred.  The accompanying unaudited condensed consolidated financial statements have been retroactively adjusted from January 1, 2008 to include the operations of the parking lot business as though the transaction had occurred at January 1, 2008.  A distribution of $800 was recorded on the acquisition date, and the net assets of the entity acquired have been retroactively accounted for in our financial statements.  Therefore, an effective net distribution of $669 (the $800 distribution reduced by the $131 of net assets acquired) results from the transaction.

The following table summarizes the net assets acquired and liabilities assumed as of April 1, 2008, for the Lot D acquisition:

Lot D

Current assets	$1
Property and equipment, net	143

Total assets acquired	144

Current liabilities assumed	13

Net assets acquired	$131

Acquisition of Nautica Sugar Warehouse

As discussed in Notes 1 and 6 above, on January 21, 2009, we acquired Sugar Warehouse for $2,450. Sugar Warehouse is a building comprised of 47,380 square feet of net rentable space with commercial tenants.  The acquisition of Sugar Warehouse and its related business was accounted for as a combination of entities under common control.  Therefore, the portion acquired from our CEO has been recorded at the historical cost bases in the assets and liabilities transferred and the portion acquired from third parties has been recorded at fair value at the acquisition date using the acquisition method of accounting in accordance with ASC Topic 805.  Accordingly, the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted from January 1, 2008 to include the operations of the business as though the transaction had occurred at January 1, 2008. A distribution of $2,238 was recorded on the acquisition date for the portion of the purchase price attributable to our CEO.  Additionally, the net assets attributable to the noncontrolling interest holders have been reflected as a separate component of equity in connection with the retroactive adjustment discussed above.

If casino gaming were to become legalized in Ohio within seven years from the purchase date and a for-profit casino is licensed on the Nautica Properties, the purchase price of Sugar Warehouse could increase based on independent appraisals of the land and improvement values.  Any additional purchase price shall be equal to the fair market value of the property at the time that a license is issued to JEI in the State of Ohio for a for-profit casino less the purchase price previously paid.  The fair market value shall be determined based upon the average of three independent appraisals prepared at that time.  There is no maximum additional purchase price.  We will continue to evaluate the fair value of any additional purchase price at each balance sheet date throughout the term of the agreement.  If applicable, any additional purchase price would be accounted for consistently with the original acquisition accounting, whereby the portion attributable to the related party would be accounted for as a combination of entities under common control and as a distribution, and the portion attributable to third parties would be accounted for using the acquisition method of accounting.  At September 30, 2009, the fair value of the Sugar Warehouse contingent purchase price was immaterial to the financial position of JEI but could have a material impact in the future if and when gaming becomes legalized in Ohio and a casino license is granted for this site.  Casino gaming at four sites, not including our Nautica Properties, was approved on November 3, 2009 by Ohio voters.  See Note 10 below.

The following table summarizes the net assets acquired and liabilities assumed as of January 21, 2009, for the Sugar Warehouse acquisition considering both the portion acquired from our affiliate and the noncontrolling interest holders:

Sugar Warehouse

Current assets	$47
Property and equipment, net	1,775

Total assets acquired	1,822

Current liabilities assumed	38
Long-term debt assumed	63

Total liabilities assumed	101

Net assets acquired	$1,721

The following schedule discloses the effects on JEI’s equity due to the change in ownership interest in Sugar Warehouse discussed above:

	Nine Months Ended September 30,
	2009	2008 (As adjusted, see Note 7)

Net income (loss) attributable to JEI	$6,556	$(1,242)
Decrease in JEI’s equity for purchase of Sugar Warehouse noncontrolling interest	(212)	—
Change from net income attributable to JEI and purchase of the noncontrolling interest	$6,344	$(1,242)

For the three months ended September 30, 2009 and 2008, there is no impact to equity due to the change in ownership interest in Sugar Warehouse discussed above other than net income (loss) attributable to JEI.

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

We continue to conduct due diligence regarding the feasibility of developing and constructing a mixed use project which may include a licensed gaming establishment, a hotel, restaurant, condominiums, retail development and parking facilities.  Our application filed with Hancock County, Mississippi, to rezone the property to waterfront district, as part of our plan to build a casino resort and hotel, was approved by the Planning Commission but denied by the Hancock County board of supervisors by a vote of 3 to 2 in April 2009.  However, we continue to pursue rezoning of the property, including the potential to file an amended application with Hancock County.  The project is subject to all necessary approvals from the Mississippi Gaming Commission and the necessary financing.

8.                       LONG-TERM DEBT

We have issued senior unsecured notes in the amount of $210,000 bearing interest at 9¾% due June 15, 2014 with interest only payments due each June 15 and December 15. We also have a $100,000 senior secured credit facility consisting of: (i) a $40,000 five-year revolving credit facility; (ii) a $40,000 six-year term loan facility; and (iii) a $20,000 six-year delayed draw term loan.  Borrowings under our senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined, and (2) the federal funds rate plus ½ of 1% or (b) a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs.  At September 30, 2009, the blended interest rate on our senior secured credit facility was approximately 3.04%.  As of September 30, 2009, $26,500 was available on the revolving credit facility.

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

At March 31, 2009, certain debt covenants under our senior secured credit facility were to become more restrictive. We entered into an amendment to our credit agreement which became effective February 5, 2009.  The amendment increased the maximum permitted senior secured leverage ratio for the remaining test periods.  At September 30, 2009, we were in compliance with the revised financial covenants.

9.                       FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, we adopted the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) for all financial and nonfinancial assets and liabilities measured at fair value on a recurring basis.  Effective January 1, 2009, we adopted the provisions of ASC Topic 820 pertaining to nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities.  The statement establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.  The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.  The statement establishes a hierarchy for grouping these assets and liabilities, based on the significance level of the following inputs:

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

Investment in Equity Securities

During 2006, we acquired approximately three percent of the outstanding shares of MTR Gaming Group, Inc. (“MTR”), a publicly-traded gaming company. Our CEO, Jeffrey P. Jacobs, his father, as well as other entities affiliated with them, also invested in MTR, increasing their combined ownership to approximately 18.5% of the outstanding common shares of MTR, making the group MTR’s largest shareholder. Effective May 6, 2008, our CEO was appointed to the Board of Directors of MTR, and effective October 31, 2008, he was appointed Chairman and three of his nominees were added as Board members.  On June 5, 2009, our CEO’s father died and on July 31, 2009, a trust established by our CEO was bequeathed the shares formerly held by his father.  As a result, our CEO and his family trusts now own the 18.5% interest in MTR.

Through October 31, 2008, our investment in MTR was accounted for as an available-for-sale investment and was recorded at fair value and included in other noncurrent assets, with unrealized gains and losses recognized as accumulated other comprehensive income (loss).  During the fourth quarter of 2008, we determined that we and our affiliates had reached a level of significant influence on the operations of MTR and were therefore required to account for our investment in MTR using the equity method of accounting.  Alternatively, we have elected the fair value option permitted by ASC Topic 825, and beginning November 1, 2008, we have recognized changes in the fair value of our investment in MTR as unrealized gains/losses in earnings based on its quoted market price.

The fair value of our investment in MTR is based entirely upon quoted market prices, which is a Level 1 input.  As of September 30, 2009 and December 31, 2008, the fair value of our investment in MTR was $2,490 and $1,367, respectively.  For the three and nine months ended September 30, 2009, we recorded an unrealized gain on the change in the fair value of the investment totaling $456 and $1,123, respectively.  At June 30, 2008, prior to adopting the fair value option, our MTR investment was deemed to have an “other-than-temporary” decline in value.  As a result, we recorded an impairment of equity securities totaling $4,063 for the nine months ended September 30, 2008.

The following is summary level financial information of MTR for the three and nine months ended September 30, 2009 and 2008 and as of September 30, 2009 and December 31, 2008 as derived from its reports filed with the Securities and Exchange Commission:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net revenues	$119,478	$130,784	$350,310	$369,514
Total operating expenses	109,713	115,528	315,903	334,888
(Loss) income from continuing operations	(2,108)	3,471	311	314
Net income (loss)	577	(8,240)	1,681	(13,174)

	As of September 30, 2009	As of December 31, 2008

Current assets	$56,773	$71,095
Noncurrent assets	$452,870	$456,615
Current liabilities	$44,983	$70,688
Noncurrent liabilities	$367,291	$361,419

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

The estimated fair value of our financial instruments is as follows:

	As of September 30, 2009		As of December 31, 2008 (As adjusted, see Note 7)
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Liabilities—Debt and capital lease obligations	$286,891	$275,040	$291,380	$188,186

The estimation methodologies utilized are summarized as follows:

Debt—The fair value of our variable rate debt is estimated to be equal to its carrying amount.  The fair value of our senior unsecured notes is based upon quoted market rates.  The fair value of other fixed rate debt is estimated based on a discounted cash flow analysis, using the prevailing market interest rates for debt of similar dollar amount, maturity and risk.

The estimated fair value of our other financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments.

10.                OHIO CONSTITUTIONAL AMENDMENT

During the third quarter of 2009, we provided financial support to oppose a proposed constitutional amendment in Ohio (“Issue 3”) that would allow for one casino each at designated locations in Cincinnati, Cleveland, Columbus and Toledo and distribute to all Ohio counties a tax on the casinos.  For the nine months ended September 30, 2009, we provided financial support totaling $408.  Additionally, we funded approximately $1,800 during October and November 2009.  On November 3, 2009, Issue 3 was passed in Ohio which precludes casino gaming at locations other than those sites designated in the amendment.  We are currently evaluating the impact Issue 3 might have on our development efforts on the Nautica Properties in Ohio.

11.                COMPREHENSIVE INCOME

For the three and nine months ended September 30, 2009 and 2008, comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008 (As adjusted, See Note 7)	2009	2008 (As adjusted, See Note 7)

Net income (loss)	$994	$(892)	$6,556	$(1,231)
Other comprehensive income (loss):
Change in fair value of equity securities available-for-sale		(1,180)		1,239
Comprehensive income (loss)	994	(2,072)	6,556	8
Comprehensive net income of subsidiary attributable to the noncontrolling interest		(7)		(11)
Comprehensive income (loss) attributable to Jacobs Entertainment, Inc.	$994	$(2,079)	$6,556	$(3)

12.       ACCRUED EXPENSES

  Accrued expenses as of September 30, 2009 and December 31, 2008, include the following:

	September 30,	December 31,
	2009	2008
Payroll and related	$5,756	$5,966
Gaming taxes payable	3,445	3,195
Interest payable	6,076	994
Property taxes payable	1,408	847
Slot club liability	1,549	1,294
Purses due horsemen	1,519	790
Other	4,461	5,371
	$24,214	$18,457

13.                CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

The following information sets forth our Condensed Consolidating Balance Sheets as of September 30, 2009 and December 31, 2008, the Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2009 and 2008, and the Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  Investments in our subsidiaries are accounted for on the equity method.  Accordingly, entries necessary to consolidate the Parent Company Issuer and our Subsidiary Guarantors are reflected in the eliminations column.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF SEPTEMBER 30, 2009

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$1,387	$35,997		$37,384
Property, plant and equipment, net	1,491	242,587		244,078
Net investment in and advances to subsidiaries	107,266		$(107,266)	—
Other long-term assets	5,548	59,951		65,499
Total assets	$115,692	$338,535	$(107,266)	$346,961

LIABILITIES AND EQUITY
Current liabilities	$4,108	$27,494		$31,602
Long-term debt	281,169	3,620		284,789
Long-term debt (receivable from) payable to affiliate	(199,182)	199,182		—
Other long-term liabilities	13	973		986
Stockholder’s equity	29,584	107,266	$(107,266)	29,584
Total liabilities and equity	$115,692	$338,535	$(107,266)	$346,961

AS OF DECEMBER 31, 2008

(As adjusted, see Note 7)

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$1,026	$31,805		$32,831
Property, plant and equipment, net	1,984	244,398		246,382
Net investment in and advances to subsidiaries	107,417		$(107,417)	—
Other long-term assets	4,255	61,009		65,264
Total assets	$114,682	$337,212	$(107,417)	$344,477

LIABILITIES AND EQUITY
Current liabilities	$3,797	$24,233		$28,030
Long-term debt	284,511	5,509		290,020
Long-term debt (receivable from) payable to affiliate	(199,182)	199,182		—
Other long-term liabilities	20	871		891
Stockholder’s equity	25,536	107,417	$(107,417)	25,536
Total liabilities and equity	$114,682	$337,212	$(107,417)	$344,477

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$82,409		$82,409
Costs and expenses	$(2,667)	(72,442)		(75,109)
Interest expense, net	(1,307)	(4,999)		(6,306)
Equity in earnings of subsidiaries	4,968		$(4,968)	—
Net income	$994	$4,968	$(4,968)	$994

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(As adjusted, see Note 7)

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$95,853	$(62)	$95,791
Costs and expenses	$(3,234)	(86,686)	62	(89,858)
Interest expense, net	(1,470)	(5,355)		(6,825)
Equity in earnings of subsidiaries	3,805		(3,805)	—
Noncontrolling interest		(7)		(7)
Net (loss) income attributable to JEI	$(899)	$3,805	$(3,805)	$(899)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$238,323	$(125)	$238,198
Costs and expenses	$(6,669)	(206,190)	125	(212,734)
Interest expense, net	(3,920)	(14,988)		(18,908)
Equity in earnings of subsidiaries	17,145		(17,145)	—
Net income	$6,556	$17,145	$(17,145)	$6,556

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(As adjusted, see Note 7)

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$281,773	$(212)	$281,561
Costs and expenses	$(12,076)	(250,389)	212	(262,253)
Interest expense, net	(4,486)	(16,053)		(20,539)
Equity in earnings of subsidiaries	15,320		(15,320)	—
Noncontrolling interest		(11)		(11)
Net (loss) income attributable to JEI	$(1,242)	$15,320	$(15,320)	$(1,242)

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$12,929	$11,558	$	$24,487

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(89)	(12,932)		(13,021)
Proceeds from sale of equipment		329		329
Purchases of device rights		(965)		(965)
Acquisition of noncontrolling interest	(212)			(212)
Net cash used in investing activities	(301)	(13,568)		(13,869)

FINANCING ACTIVITIES:
Payments to obtain financing	(555)			(555)
Proceeds from revolving line of credit	18,713			18,713
Payments on long-term debt	(304)	(550)		(854)
Payments on revolving line of credit	(21,750)			(21,750)
Net advances to/from subsidiaries	(5,352)	5,352		—
Distributions to stockholder	(3,238)			(3,238)
Net cash (used in) provided by financing activities	(12,486)	4,802		(7,684)

Net Increase in Cash and Cash Equivalents	142	2,792		2,934
Cash and Cash Equivalents — Beginning of Period	487	21,392		21,879
Cash and Cash Equivalents — End of Period	$629	$24,184	$	$24,813

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(As adjusted, see Note 7)

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$15,960	$8,315	$	$24,275

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(288)	(13,056)		(13,344)
Proceeds from sale of equipment		347		347
Purchases of device rights		(903)		(903)
Net cash used in investing activities	(288)	(13,612)		(13,900)

FINANCING ACTIVITIES:
Proceeds from revolving line of credit	11,250			11,250
Payments on long-term debt	(304)	(539)		(843)
Payments on revolving line of credit	(7,750)			(7,750)
Net advances to/from subsidiaries	(11,676)	11,676		—
Distributions to stockholder	(1,800)			(1,800)
Net cash (used in) provided by financing activities	(10,280)	11,137		857

Net Increase in Cash and Cash Equivalents	5,392	5,840		11,232
Cash and Cash Equivalents — Beginning of Period	235	24,262		24,497
Cash and Cash Equivalents — End of Period	$5,627	$30,102	$	$35,729

Item 2.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section discusses the results of our operations for the three and nine months ended September 30, 2009 and 2008. We recommend reading the following discussions and analyses in conjunction with our unaudited condensed consolidated financial statements, including the notes and other financial information contained in this Form 10-Q, as well as our audited consolidated financial statements as of December 31, 2008, included in our Form 10-K report filed with the Securities and Exchange Commission (“10-K Report”). Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties. In this regard, see the section “Risk Factors” in Item 1A of our 10-K Report.

The historical information should not necessarily be taken as a reliable indicator of our future performance.

TABLE OF CONTENTS TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (MD&A)

1. Significant transactions occurring during 2009

Nautica Property Acquisition

During July 2006, we acquired from affiliated parties several options to lease and options to purchase six parcels of land and certain improvements on the west bank of the Cuyahoga River in Cleveland, Ohio.  We refer to these properties as the Nautica Properties.  On January 15, 2009, we exercised our option to acquire one of these parcels referred to as “Sugar Warehouse,” and on January 21, 2009, we purchased this parcel for $2.45 million from the limited partnership that owned this building.  An affiliate of our Chairman and Chief Executive Officer (“CEO”) owned 82% of the general partner interests and 16.4% of the limited partner interests of the seller. The acquisition of Sugar Warehouse and its related business was accounted for as a combination of entities under common control.  Therefore, the portion acquired from our affiliate has been recorded at the historical cost bases in the assets and liabilities transferred and the portion acquired from third parties has been recorded at fair value at the acquisition date using the acquisition method of accounting in accordance with ASC Topic 805.  Accordingly, the unaudited condensed consolidated financial statements and the accompanying management’s discussion and analysis of financial condition and results of operations presented in this Form 10-Q have been retroactively adjusted to include the operations of Sugar Warehouse from January 1, 2008.  See Note 7 of the unaudited condensed consolidated financial statements.

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

We continue to conduct due diligence regarding the feasibility of developing and constructing a mixed use project which may include a licensed gaming establishment, a hotel, restaurant, condominiums, retail development and parking facilities.  Our application filed with Hancock County, Mississippi, to rezone the property to waterfront district, as part of our plan to build a casino resort and hotel, was approved by the Planning Commission but denied by the Hancock County board of supervisors by a vote of 3 to 2 in April 2009.  However, we continue to pursue rezoning of the property, including the potential to file an amended application with Hancock County.  The project is subject to all necessary approvals from the Mississippi Gaming

Commission and the necessary financing.

Amendment to Credit Agreement

At March 31, 2009, certain debt covenants under our senior secured credit facility were to become more restrictive.  We entered into an amendment to our credit agreement which became effective February 5, 2009.  The amendment increased the maximum permitted senior secured leverage ratio for the remaining test periods. At September 30, 2009, we were in compliance with the revised financial covenants.

Ohio Constitutional Amendment

During the third quarter of 2009, we provided financial support to oppose a proposed constitutional amendment in Ohio (“Issue 3”) that would allow for one casino each at designated locations in Cincinnati, Cleveland, Columbus and Toledo and distribute to all Ohio counties a tax on the casinos.  For the nine months ended September 30, 2009, we provided financial support totaling $0.4 million.  Additionally, we funded approximately $1.8 million during October and November 2009.  On November 3, 2009, Issue 3 was passed in Ohio which precludes casino gaming at locations other than those sites designated in the amendment.  We are currently evaluating the impact Issue 3 might have on our development efforts on the Nautica Properties in Ohio.

2. Overview and discussion of our operations

We have four segments representing the geographic regions of our operations: Colorado, Nevada, Louisiana and Virginia. Each segment is managed separately because of the unique characteristics of its revenue stream, regulatory environment and customer base.

Our CEO is the chief operating decision maker.  Our casino properties in Colorado (The Lodge and Gilpin casinos) and Nevada (the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos) are managed by our Chief Operating Officer (“COO”) who is located in our Golden, Colorado corporate offices. Further, our 18 video poker truck plaza operations are also managed by our COO.  Our COO reports to our President, who is also located in Golden, Colorado.  Our President reports directly to our CEO. Our Virginia racetrack and satellite wagering facilities are managed by our on-site President of Pari-Mutuel Operations, and he reports directly to our CEO.

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

In addition to the above performance measurements, we pay particular attention to our monthly and annual cash flow. Our business is sensitive to shifts in volumes and levels of activity and we find it necessary to watch our cash closely. Every six months (June 15 and December 15) we have a cash interest payment due on our $210 million senior unsecured notes amounting to $10.2 million. Additionally, we currently have $58.1 million outstanding on our senior secured credit facility with interest due at varying intervals.  As of September 30, 2009, $13.5 million is outstanding on the $40 million senior secured revolving credit facility we have with a bank group on which we can draw as needed in order to facilitate the cash flow we generate from operations. This is generally a function of the timing of generating cash from operations coupled with the amount of cash we need to run the business—i.e., our cash inventory. Presently, we estimate that we require approximately $15 million of cash inventory to operate our properties.  See “Liquidity and Capital Resources.”

Colorado

Our Colorado operations consist of The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Casino (“Gilpin”), both of which are located in Black Hawk, Colorado. The competitive aspects of the market in Black Hawk continue to be a significant factor in our operations. At September 30, 2009, there were approximately 8,950 slot machines in the city of Black Hawk.  We had 1,245 slot machines in this market (851 at The Lodge and 394 at the Gilpin), which represented approximately 14% of the total slot machines in Black Hawk. Additionally, there were 209 table games in the city of Black Hawk.  We had 57 table games in this market (38 at The Lodge and 19 at the Gilpin), which represented approximately 27% of the total table games in Black Hawk.

Our Colorado properties were affected by a number of events related to preparing our properties to take advantage of the new limits, games and hours that went into effect on July 2, 2009.  We reduced the slot machine count to accommodate the addition of table games.  Our casino floors at both The Lodge and Gilpin were disrupted during the second quarter to install new carpet, additional surveillance and new table games.  On September 9, 2009, we reduced the slot count at The Lodge to 860 machines as we made room to accommodate the construction project to expand our casino floor space at The Lodge.  The project should be complete by November 16, 2009, and when it is finished, we will have approximately 1,000 slot machines and 33 table games, including 15 blackjack, 2 roulette, 2 dice and 14 poker tables.

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

Louisiana

The Louisiana truck plaza video gaming facilities consist of 18 truck plazas located in Louisiana and a share in the gaming revenues of an additional truck plaza.  Each truck plaza features a convenience store, fueling operations, a restaurant and up to 50 video gaming devices in the casino depending on the level of fuel sales and available space.  At September 30, 2009, our truck plaza video gaming facilities had a combined total of 926 video gaming devices.

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

3. Comparison of our results of operations for the three months ended September 30, 2009 to the three months ended September 30, 2008.

The following table summarizes our consolidated results of operations for the three months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended
	September 30,
	2009	2008 (As adjusted, see Note 7 of Financial Statements)	$ Change	% Variance

REVENUES
Gaming:
Casino	$38,732	$35,837	$2,895	8.08%
Truck stop	14,733	15,326	(593)	-3.87%
Pari-mutuel	8,169	9,979	(1,810)	-18.14%
Food and beverage	8,148	8,196	(48)	-0.59%
Convenience store — fuel	16,231	28,308	(12,077)	-42.66%
Other	5,849	6,594	(745)	-11.30%
Less: Promotional allowances	(9,453)	(8,449)	(1,004)	11.88%
Net revenues	82,409	95,791	(13,382)	-13.97%

COSTS AND EXPENSES
Gaming:
Casino	13,208	12,045	1,163	9.66%
Truck stop	9,433	9,721	(288)	-2.96%
Pari-mutuel	7,016	8,369	(1,353)	-16.17%
Food and beverage	3,692	4,038	(346)	-8.57%
Convenience store — fuel	15,196	26,490	(11,294)	-42.63%
Other	3,871	4,991	(1,120)	-22.44%
Marketing, general and administrative	17,760	18,989	(1,229)	-6.47%
Unrealized (gain) loss on change in fair value of investment in equity securities	(456)		(456)	n/a
Goodwill impairment		199	(199)	-100.00%
Depreciation and amortization	5,389	5,016	373	7.44%
Total costs and expenses	75,109	89,858	(14,749)	-16.41%

OPERATING INCOME	7,300	5,933	1,367	23.04%

Interest expense, net	(6,306)	(6,825)	519	-7.60%
Noncontrolling interest		(7)	7	-100.00%

NET INCOME (LOSS) ATTRIBUTABLE TO JEI	$994	$(899)	$1,893	n/a

All comparisons below begin with the third quarter 2009 results followed by the third quarter 2008 results.

Casino revenues increased $2.9 million or 8% to $38.7 million from $35.8 million.  The increase in casino revenues is due to increases at The Lodge of $2.3 million or 11%, the Gilpin of $0.5 million or 8%, Gold Dust West-Carson City of $0.2 million or 10% and Gold Dust West-Elko of $0.3 million or 15%, somewhat offset by a decrease at Gold Dust West-Reno of $0.4 million or 8%.  Overall, the City of Black Hawk casino win increased 11% during the third quarter of 2009 compared to the same period of 2008 as a result of the new games, increased betting limits and expanded hours that began on July 2, 2009.  The decrease in revenues at Gold Dust West-Reno is attributable to local and general economic conditions, including higher unemployment and decreased disposable income.

Truck stop video poker gaming revenues decreased $0.6 million or 4% to $14.7 million from $15.3 million.  The decrease in revenues was experienced at nearly all truck stop locations and is consistent with the statewide truck stop video gaming revenue decline of 4% for the third quarter of 2009 compared to the same period of 2008. We attribute the decline to general economic conditions, including higher unemployment and decreased disposable income.

Pari-mutuel revenues decreased $1.8 million or 18% to $8.2 million from $10.0 million.  The decrease in revenues is attributable to a $0.4 million decrease in the Chesapeake market partially resulting from the closure of our Chesapeake, Military Highway off track wagering facility in November 2008, and a $1.4 million decrease in wagering revenues at the racetrack and other off track wagering facilities.

Food and beverage revenues decreased less than $0.1 million or 1% to $8.1 million from $8.2 million.  This decrease is attributable to decreases of $0.3 million at the truck stops and $0.2 million at Colonial due to the lower level of gaming activity, offset by increases of $0.2 million at The Lodge, $0.1 million at the Gilpin and $0.1 million at Gold Dust West-Carson City.

Convenience store-fuel revenues decreased $12.1 million or 43% to $16.2 million from $28.3 million.  This resulted from the average selling price of fuel decreasing to $2.42 per gallon in 2009 from $4.09 per gallon in 2008, combined with a decrease in volume to 6.7 million gallons from 6.9 million gallons.

Other revenues decreased $0.7 million or 11% to $5.8 million from $6.6 million and was primarily attributable to $0.6 million decrease in convenience store revenues at the truck stops and a $0.1 million decrease at Colonial primarily attributable to a decrease in Virginia Derby sponsorship revenues resulting from the Derby not being broadcast on national television during 2009.

Promotional allowances increased $1.0 million or 12% to $9.5 million from $8.4 million.  The increase is attributable to increases in promotional allowances of $0.4 million at The Lodge, $0.2 million at the Gilpin, $0.1 million at Gold Dust West-Reno, $0.1 million at Gold Dust West-Carson City, $0.2 million at Gold Dust West-Elko and $0.1 million at the truck stops.

Casino expenses increased $1.2 million or 10% to $13.2 million from $12.0 million.  Increases of $0.8 million at The Lodge and $0.3 million at the Gilpin were primarily due to direct costs associated with the increase in casino revenues at these locations.

Truck stop gaming expenses decreased $0.3 million or 3% to $9.4 million from $9.7 million and is primarily due to direct costs associated with decreased truck stop video poker gaming revenues.

Pari-mutuel costs and expenses decreased $1.4 million or 16% to $7.0 million from $8.4 million.  The decrease is attributable to decreased direct costs resulting from decreased pari-mutuel revenues combined with decreased operating costs resulting from the closure of one of our off track wagering facilities in November 2008.

Food and beverage costs and expenses decreased $0.3 million or 9% to $3.7 million from $4.0 million and is due to decreases of $0.3 million at the truck stop locations and $0.2 million at Colonial corresponding to the decrease in food and beverage revenues.  These decreases were offset by an increase of $0.1 million at The Lodge and $0.1 million at all other casino locations combined.

Convenience store-fuel expenses decreased $11.3 million or 43% to $15.2 million from $26.5 million because the average cost of fuel decreased to $2.26 per gallon in 2009 from $3.83 per gallon in 2008, combined with a decrease in volume.

Other costs and expenses decreased $1.1 million or 22% to $3.9 million from $5.0 million resulting from a decrease in convenience store expenses at the truck stops.

Marketing, general and administrative expenses decreased $1.2 million or 6% to $17.8 million from $19.0 million.  This decrease is primarily the result of a $0.9 million decrease at Colonial due to a $0.5 million decrease in marketing costs and a $0.1 million decrease in insurance costs, combined with decreases in travel expenses and losses on disposals of assets; combined with decreases of $0.1 million at the Gilpin, $0.1 million at Gold Dust West-Reno, $0.3 million at Gold Dust West-Carson City and $0.1 million at the truck stops which are the result of cost management efforts at all locations.  These decreases were somewhat offset by an increase of $0.3 million at The Lodge. Overall, there was no net change in corporate overhead.  However, there was $0.9 million of Colorado Amendment 50 campaign costs incurred during the third quarter of 2008, offset by $0.4 million attributable to Ohio campaign costs in the third quarter of 2009, combined with increases in labor, professional accounting fees, and legal and licensing costs totaling $0.5 million.

During the fourth quarter of 2008, we began accounting for our investment in MTR Gaming Group, Inc. (“MTR”) as an equity security, in accordance with FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”).  Increases in the stock price resulted in an unrealized gain on the change in fair value of investment in equity securities totaling $0.5 million during the third quarter of 2009.  No comparable activity occurred during the same period of 2008.

A goodwill impairment totaling $0.2 million was recorded at Gold Dust West-Carson City during the third quarter of 2008.  No goodwill impairment was recorded during the third quarter of 2009.

Depreciation and amortization expense increased $0.4 million or 7% to $5.4 million from $5.0 million and was primarily attributable to an increase of $0.2 million at the truck stop locations and $0.1 million at The Lodge.

Net interest expense decreased $0.5 million or 8% to $6.3 million from $6.8 million.  The decrease is attributable to lower effective interest rates on our variable rate bank debt, combined with a decrease in debt outstanding during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

4. Comparison of our results of operations for the nine months ended September 30, 2009 to the nine months ended September 30, 2008.

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Nine Months Ended
	September 30,
	2009	2008 (As adjusted, see Note 7 of Financial Statements)	$ Change	% Variance

REVENUES
Gaming:
Casino	$106,353	$106,710	$(357)	-0.33%
Truck stop	48,186	49,635	(1,449)	-2.92%
Pari-mutuel	25,652	30,560	(4,908)	-16.06%
Food and beverage	22,781	23,678	(897)	-3.79%
Convenience store — fuel	44,144	79,297	(35,153)	-44.33%
Other	17,416	17,421	(5)	-0.03%
Less: Promotional allowances	(26,334)	(25,740)	(594)	2.31%
Net revenues	238,198	281,561	(43,363)	-15.40%

COSTS AND EXPENSES
Gaming:
Casino	35,487	35,571	(84)	-0.24%
Truck stop	29,196	30,213	(1,017)	-3.37%
Pari-mutuel	20,486	24,487	(4,001)	-16.34%
Food and beverage	10,344	11,812	(1,468)	-12.43%
Convenience store — fuel	41,250	75,158	(33,908)	-45.12%
Other	12,487	13,257	(770)	-5.81%
Marketing, general and administrative	48,688	52,554	(3,866)	-7.36%
Unrealized (gain) loss on change in fair value of investment in equity securities	(1,123)	4,063	(5,186)	n/a
Goodwill impairment		199	(199)	-100.00%
Depreciation and amortization	15,919	14,939	980	6.56%
Total costs and expenses	212,734	262,253	(49,519)	-18.88%

OPERATING INCOME	25,464	19,308	6,156	31.88%

Interest expense, net	(18,908)	(20,539)	1,631	-7.94%
Noncontrolling interest		(11)	11	-100.00%

NET INCOME (LOSS) ATTRIBUTABLE TO JEI	$6,556	$(1,242)	$7,798	n/a

All comparisons below begin with the year-to-date 2009 results followed by the year-to-date 2008 results.

Casino revenues decreased $0.4 million or less than 1% to $106.4 million from $106.7 million.  The decrease in casino revenues is due to decreases at the Gilpin of $1.2 million or 7%, Gold Dust West-Reno of $1.4 million or 9% and Gold Dust West-Carson City of $0.1 million or 1%, somewhat offset by increases at The Lodge of $1.3 million or 2% and Gold Dust West-Elko of $1.0 million or 14%.  Overall, the City of Black Hawk casino win increased 1% during the first nine months of 2009 compared to the same period of 2008, due to improved July, August and September 2009 performance as a result of the new games, increased betting limits and expanded hours that began on July 2, 2009.  However, throughout most of 2009, revenues have been negatively impacted by general economic conditions, including higher unemployment and decreased disposable income.

Truck stop gaming revenues decreased $1.4 million or 3% to $48.2 million from $49.6 million primarily due to new competition at certain locations combined with general economic conditions, including higher unemployment and decreased disposable income.

Pari-mutuel revenues decreased $4.9 million or 16% to $25.7 million from $30.6 million.  The decrease in revenues is attributable to a $1.5 million decrease in the Chesapeake market partially resulting from the closure of our Chesapeake, Military Highway off track wagering facility in November 2008, combined with a $3.2 million decrease in wagering revenues at the racetrack and other off track wagering facilities and a $0.2 million decrease in account wagering.

Food and beverage revenues decreased $0.9 million or 4% to $22.8 million from $23.7 million.  This decrease is primarily attributable to decreases of $0.8 million at the truck stops and $0.4 million at Colonial due to the lower level of gaming activity, somewhat offset by increases of $0.2 million at The Lodge and $0.1 million at Gold Dust West-Elko.

Convenience store-fuel revenues decreased $35.2 million or 44% to $44.1 million from $79.3 million.  This resulted from the average selling price of fuel decreasing to $2.17 per gallon in 2009 from $3.87 per gallon in 2008, while fuel volume was down 1% to 20.3 million gallons.

Other revenues decreased less than $0.1 million to $17.4 million and are due to a $0.5 million increase in convenience store revenues at the truck stops and receipt of $0.3 million of insurance proceeds in excess of hurricane losses incurred during late 2008 at our truck stops. This increase was offset by a $0.3 million decrease in hotel revenues at Gold Dust West-Carson City, a $0.2 million decrease in hotel revenues at The Lodge, a $0.1 million decrease at the Gilpin and a $0.2 million decrease at Colonial.

Promotional allowances increased $0.6 million or 2% to $26.3 million from $25.7 million.  Increases in promotional allowances of $0.1 million at The Lodge, $0.3 million at the Gilpin, $0.3 million at Gold Dust West-Carson City and $0.5 million at Gold Dust West-Elko were somewhat offset by decreases of $0.2 million at Gold Dust West-Reno and $0.4 million at the truck stops.

Casino expenses decreased $0.1 million to $35.5 million from $35.6 million, due to decreases of $0.3 million at the Gilpin, $0.4 million at Gold Dust West-Reno and $0.1 million at Gold Dust West-Carson City, offset by increases of $0.6 million at The Lodge and $0.1 million at Gold Dust West-Elko, which correspond to the changes in casino revenues at each location.

Truck stop gaming expenses decreased $1.0 million or 3% to $29.2 million from $30.2 million and is attributable to direct costs associated to the decrease in truck stop gaming revenues.

Pari-mutuel costs and expenses decreased $4.0 million or 16% to $20.5 million from $24.5 million.  The decrease is attributable to decreased direct costs resulting from decreased pari-mutuel revenues combined with decreased operating costs resulting from the closure of one of our off track wagering facilities in November 2008.

Food and beverage costs and expenses decreased $1.5 million or 12% to $10.3 million from $11.8 million, and is due to decreases of $0.1 million at The Lodge, $0.1 million at the Gilpin, $0.2 million at Gold Dust West-Carson City, $0.1 million at Gold Dust West-Elko, $0.5 million at the truck stops and $0.5 million at Colonial.

Convenience store-fuel expenses decreased $33.9 million or 45% to $41.3 million from $75.2 million because the average cost of fuel decreased to $2.03 per gallon in 2009 from $3.67 per gallon in 2008, while volume was down 1%.

Other costs and expenses decreased $0.8 million or 6% to $12.5 million from $13.3 million, and were attributable to a $0.7 million decrease in convenience store expenses at the truck stops and a $0.1 million decrease in hotel expenses at Gold Dust West-Carson City.

Marketing, general and administrative expenses decreased $3.9 million or 7% to $48.7 million from $52.6 million.  This decrease is primarily the result of a $1.4 million decrease at Colonial due to decreases in marketing costs, Instant Racing lobbying costs, insurance costs, travel expenses and administrative salaries; combined with decreases of $0.2 million at The Lodge, $0.7 million at the Gilpin, $0.3 million at Gold Dust West-Reno, $0.8 million at Gold Dust West-Carson City, $0.3 million at the truck stops and $0.2 million at corporate.  These decreases are the result of cost management efforts at all locations.  The decrease in corporate overhead is primarily attributable to $1.1 million of Colorado Amendment 50 campaign costs incurred during 2008, somewhat offset by increases in 2009 attributable to Ohio campaign costs totaling $0.4 million, and increases in labor and professional accounting fees totaling $0.5 million.

As stated above, we account for our investment in MTR as an equity security in accordance with ASC Topic 825.  Increases in the stock price resulted in an unrealized gain on the change in fair value of investment in equity securities totaling $1.1 million during the nine months ended September 30, 2009. During 2008, we recorded an other-than-temporary impairment totaling $4.1 million on the fair value of our investment in MTR.

A goodwill impairment totaling $0.2 million was recorded at Gold Dust West-Carson City during the nine months ended September 30, 2008.  No goodwill impairment was recorded during the same period of 2009.

Depreciation and amortization expense increased $1.0 million or 7% to $15.9 million from $14.9 million and was primarily attributable to increases of $0.7 million at the truck stop locations, $0.2 million at The Lodge and $0.1 million at Gold Dust West-Elko.

Net interest expense decreased $1.6 million or 8% to $18.9 million from $20.5 million.  The decrease is attributable to lower effective interest rates on our variable rate bank debt, combined with a decrease in debt outstanding during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

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

The following is a summary of the net revenues, costs and expenses and EBITDA, for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008 (As adjusted, See Note 7 of Financial Statements)	2009	2008 (As adjusted, See Note 7 of Financial Statements)
NET REVENUES
Colorado:
The Lodge	$22,063	$19,843	$57,778	$56,582
Gilpin	5,383	5,031	14,278	15,809
Total Colorado	27,446	24,874	72,056	72,391
Nevada:
Gold Dust West-Reno	4,462	4,925	13,591	14,827
Gold Dust West-Carson City	3,317	3,184	9,686	10,252
Gold Dust West-Elko	2,656	2,435	8,112	7,471
Total Nevada	10,435	10,544	31,389	32,550
Louisiana	34,707	48,361	105,132	141,472
Virginia	9,668	11,846	29,196	34,700
Corporate and other	153	166	425	448
Total Net Revenues	82,409	95,791	238,198	281,561

COSTS AND EXPENSES (excluding depreciation and amortization, net interest expense and income taxes)
Colorado:
The Lodge	13,927	12,708	36,774	36,558
Gilpin	4,006	3,734	10,330	11,423
Total Colorado	17,933	16,442	47,104	47,981
Nevada:
Gold Dust West-Reno	3,146	3,331	9,257	9,973
Gold Dust West-Carson City	3,344	3,774	9,594	11,013
Gold Dust West-Elko	2,339	2,259	6,794	6,672
Total Nevada	8,829	9,364	25,645	27,658
Louisiana	30,671	43,742	89,991	126,352
Virginia	9,647	12,097	27,602	33,495
Corporate overhead and other	2,640	3,197	6,473	11,828
Total Costs and Expenses	69,720	84,842	196,815	247,314

EBITDA
Colorado:
The Lodge	8,136	7,135	21,004	20,024
Gilpin	1,377	1,297	3,948	4,386
Total Colorado	9,513	8,432	24,952	24,410
Nevada:
Gold Dust West-Reno	1,316	1,594	4,334	4,854
Gold Dust West-Carson City	(27)	(590)	92	(761)
Gold Dust West-Elko	317	176	1,318	799
Total Nevada	1,606	1,180	5,744	4,892
Louisiana	4,036	4,619	15,141	15,120
Virginia	21	(251)	1,594	1,205
Corporate overhead and other	(2,487)	(3,031)	(6,048)	(11,380)

Total EBITDA	$12,689	$10,949	$41,383	$34,247

General

See sections 3 and 4 above for comparisons of our results of operations for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008, which provide explanations regarding the fluctuations in our revenues and costs and expenses by property and segment.

Throughout most of 2009, net revenues at all of our properties have been negatively impacted by local and general economic conditions, including higher unemployment and decreased disposable income, combined with a decrease in fuel prices.  However, during the three months ended September 30, 2009, both of our Colorado properties benefited from the new games, limits and hours that began on July 2, 2009.  Costs and expenses are generally lower due to cost management efforts at all of our properties, combined with a decrease in direct costs associated to the decrease in net revenues.  Year-over-year, costs and expenses increased at The Lodge and Gilpin as a result of additional training, personnel and other expenses resulting from our preparations to take advantage of the new gaming legislation.

The Lodge

EBITDA at The Lodge increased 14% for the three months ended September 30, 2009 compared to the same period of 2008 and increased 5% for the nine months ended September 30, 2009 compared to the same period of 2008 primarily due to the new gaming legislation somewhat offset by the general economic conditions discussed in the “General” section above.

Gilpin

EBITDA at the Gilpin increased 6% for the three months ended September 30, 2009 compared to the same period of 2008 but decreased 10% for the nine months ended September 30, 2009 compared to the same period of 2008 primarily due to the new gaming legislation somewhat offset by the general economic conditions discussed in the “General” section above.

Gold Dust West-Reno

EBITDA at Gold Dust West-Reno decreased 17% for the three months ended September 30, 2009 compared to the same period of 2008 and decreased 11% for the nine months ended September 30, 2009 compared to the same period of 2008 primarily due to a decrease in slot revenues resulting from the local and general economic conditions discussed in the “General” section above.

Gold Dust West-Carson City

EBITDA at Gold Dust West-Carson City increased $0.6 million for the three months ended September 30, 2009 compared to the same period of 2008 and increased $0.9 million for the nine months ended September 30, 2009 compared to the same period of 2008 primarily due reductions in labor, advertising and other operating costs and expenses.  Additionally, a goodwill impairment totaling $0.2 million was recorded at Gold Dust West-Carson City during the three and nine months ended September 30, 2008.  No goodwill impairment was recorded during the same period of 2009.

Gold Dust West-Elko

EBITDA at Gold Dust West-Elko increased $0.1 million for the three months ended September 30, 2009 compared to the same period of 2008 and increased $0.5 million for the nine months ended September 30, 2009 compared to the same period of 2008 primarily due to an increase in slot revenues resulting from an increase in promotional allowances.

Louisiana

EBITDA at the Louisiana truck stops decreased 13% for the three months ended September 30, 2009 compared to the same period of 2008 but were flat for the nine months ended September 30, 2009 compared to the same period of 2008 primarily due to a third quarter decrease in gaming and non-gaming revenues resulting from the general economic conditions discussed in the “General” section above, combined with a decrease in fuel gross profit per gallon.

Virginia

EBITDA at our pari-mutuel operations in Virginia increased $0.3 million for the three months ended September 30, 2009 compared to the same period of 2008 and increased $0.4 million for the nine months ended September 30, 2009 compared to the same period of 2008 primarily attributable to decreased management, general and administrative costs combined with decreased pari-mutuel and food and beverage costs and expenses, offset by decreased revenues.

Corporate Overhead and Other

EBITDA at corporate decreased $0.5 million for the three months ended September 30, 2009 compared to the same period of 2008 and decreased $5.3 million for the nine months ended September 30, 2009 compared to the same period of 2008 primarily due increases in the stock price of our investment in MTR.

Reconciliation of EBITDA to Net Income (Loss)

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure, to our net income (loss), a GAAP financial measure (dollars in thousands):

Three months ended September 30, 2009	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$8,136	$1,328	$1,693	$5,115
Gilpin	1,377	493	476	408
Total Colorado	9,513	1,821	2,169	5,523
Nevada:
Gold Dust West-Reno	1,316	403	654	259
Gold Dust West- Carson City	(27)	516	384	(927)
Gold Dust West-Elko	317	616	233	(532)
Total Nevada	1,606	1,535	1,271	(1,200)
Louisiana	4,036	1,277	1,011	1,748
Virginia	21	527	145	(651)
Corporate overhead and other (1)	(2,487)	229	1,710	(4,426)
TOTAL	$12,689	$5,389	$6,306	$994

Three months ended September 30, 2008 (As adjusted, see Note 7 of Financial Statements)	EBITDA	Depreciation and Amortization	Interest Expense, net	Noncontrolling Interest	Net Income (Loss)
Colorado:
The Lodge	$7,135	$1,208	$1,722		$4,205
Gilpin	1,297	484	476		337
Total Colorado	8,432	1,692	2,198		4,542
Nevada:
Gold Dust West-Reno	1,594	405	654		535
Gold Dust West- Carson City	(590)	515	385		(1,490)
Gold Dust West-Elko	176	588	350		(762)
Total Nevada	1,180	1,508	1,389		(1,717)
Louisiana	4,619	1,068	1,220		2,331
Virginia	(251)	525	140		(916)
Corporate overhead and other	(3,031)	223	1,878	$(7)	(5,139)
TOTAL	$10,949	$5,016	$6,825	$(7)	$(899)

Nine months ended September 30, 2009	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$21,004	$3,836	$5,090	$12,078
Gilpin	3,948	1,461	1,428	1,059
Total Colorado	24,952	5,297	6,518	13,137
Nevada:
Gold Dust West-Reno	4,334	1,200	1,964	1,170
Gold Dust West- Carson City	92	1,504	1,151	(2,563)
Gold Dust West-Elko	1,318	1,821	701	(1,204)
Total Nevada	5,744	4,525	3,816	(2,597)
Louisiana	15,141	3,827	3,030	8,284
Virginia	1,594	1,586	429	(421)
Corporate overhead and other (1)	(6,048)	684	5,115	(11,847)
TOTAL	$41,383	$15,919	$18,908	$6,556

Nine months ended September 30, 2008 (As adjusted, see Note 7 of Financial Statements)	EBITDA	Depreciation and Amortization	Interest Expense, net	Noncontrolling Interest	Net Income (Loss)
Colorado:
The Lodge	$20,024	$3,598	$5,172		$11,254
Gilpin	4,386	1,509	1,427		1,450
Total Colorado	24,410	5,107	6,599		12,704
Nevada:
Gold Dust West-Reno	4,854	1,164	1,962		1,728
Gold Dust West- Carson City	(761)	1,536	1,150		(3,447)
Gold Dust West-Elko	799	1,760	1,081		(2,042)
Total Nevada	4,892	4,460	4,193		(3,761)
Louisiana	15,120	3,127	3,654		8,339
Virginia	1,205	1,574	395		(764)
Corporate overhead and other (2)	(11,380)	671	5,698	$(11)	(17,760)
TOTAL	$34,247	$14,939	$20,539	$(11)	$(1,242)

(1)                  Included in corporate overhead and other for the three and nine months ended September 30, 2009 is a $0.5 million gain and $1.1 million gain, respectively, on the change in fair value of investment in equity securities.

(2)                  Included in corporate overhead and other for the nine months ended September 30, 2008 is a $4.1 million other-than-temporary impairment on the fair value of our investment in equity securities.

6. Liquidity and capital resources

As of September 30, 2009, we had cash and cash equivalents of $24.8 million compared to $21.9 million in cash and cash equivalents as of December 31, 2008. The increase of $2.9 million is the result of $24.5 million cash provided by operating activities, $13.9 million cash used in investing activities, and $7.7 million cash used in financing activities, which is further discussed below. Our primary sources of liquidity are cash provided by operating activities and external borrowings.  Our primary uses of cash are for capital improvements, development and acquisitions. Cash flows provided by operating activities were consistent for the nine months ended September 30, 2009 compared to the same period of 2008.

The cash used in investing activities during the nine months ended September 30, 2009 was the result of property and equipment and device rights additions totaling $13.7 million for ongoing capital investments at our existing properties, $0.3 million for Mississippi land purchase transactions, and $0.2 million to acquire the noncontrolling interest of Sugar Warehouse, offset by $0.3 million of proceeds from the sale of equipment.  Net cash used in investing activities were consistent for the nine months ended September 30, 2009 compared to the same period of 2008.

The cash used in financing activities during the nine months ended September 30, 2009 was the result of net payments on the revolving senior credit facility totaling $3.0 million, payments on long-term debt totaling $0.9 million, payments to obtain financing totaling $0.6 million and distributions to stockholder totaling $3.2 million, including $2.2 million for the purchase of Sugar Warehouse.

As of September 30, 2009, we have $26.5 million available on our $40.0 million revolving senior credit facility for acquisitions, capital expenditure programs and working capital. The revolving senior credit facility carries an interest rate of 3.00% above LIBOR and expires in June 2011. As of September 30, 2009, our total debt approximates $286.9 million. Our future liquidity, which includes our ability to make semi-annual interest payments on June 15 and December 15 of each year, depends upon our future operational success.

While our owner has made capital contributions in the past to facilitate our various acquisitions from time to time, we can give no assurance that it will continue to do so in the future. Additionally, as we are a Qualified Subchapter S-Corporation Subsidiary, we may from time to time make distributions to our owner on any taxes due as a result of taxable income generated by us.  Furthermore, annual distributions may be made to our owner in an aggregate amount not to exceed the greater of $1 million and 50% of consolidated net income as defined in our credit agreement and indenture.

We believe that our cash flow from operations, cash and cash equivalents and available borrowings on our $40 million senior revolving credit facility discussed above will be adequate to meet our debt service obligations and operational expenditures, as well as our capital expenditure requirements for the next twelve months. During 2009, we currently anticipate spending approximately $15 million for discretionary capital expenditures. We also anticipate spending approximately $6 million during 2009 for expansion capital expenditures, including the acquisition of Sugar Warehouse during the first quarter of 2009 and an expansion at The Lodge which commenced during September 2009 and is expected to be completed during November 2009. While we believe our operations and credit facility will provide us sufficient liquidity over the next twelve months, we can give no assurance that these sources of cash will be sufficient to enable us to do so. Further, in addition to our normal capital expenditure requirements, we anticipate that we will pursue the acquisition of other properties and continue to engage in the pursuit of new development opportunities. It is possible that we may need to enter into new financing arrangements and raise additional capital in the future if we are unable to generate sufficient cash to sustain expansion. Our ability to incur additional debt is further restricted by the terms and covenants of our senior secured bank credit facility and senior unsecured notes. We can give no assurance that we will be able to raise any capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, and therefore heighten the related risks we currently face.

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

The following table provides disclosure concerning JEI’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of September 30, 2009.

(In Thousands)	Total	Next 12 Months	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$390,725	$24,006	$115,757	$250,962	$—
Capital lease obligations	8,673	1,321	1,011	1,748	4,593
Operating leases (2)	35,275	2,805	4,095	3,536	24,839
Other long-term obligations (3)	22,253	2,009	3,333	2,536	14,375
Total contractual cash obligations	$456,926	$30,141	$124,196	$258,782	$43,807

(1)                  Long-term debt includes principal and interest owing under the terms of our senior unsecured notes, our senior secured credit facility and the Black Hawk special assessment bonds.  Interest on variable rate debt is computed based on rates outstanding at September 30, 2009.

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

Our reporting units with goodwill balances at September 30, 2009 are The Lodge ($4.2 million), Gilpin ($2.5 million), Gold Dust West-Reno ($8.8 million) and Louisiana ($31.0 million). There is no goodwill recorded in our Gold Dust West-Carson City, Gold Dust West-Elko or Virginia reporting units. We performed our most recent annual impairment test for these reporting units as of September 30, 2009. Our annual impairment test included an analysis of the gaming industry overall as well as an analysis of the specific locations in which we operate. We determined the fair values for each of these reporting units using both the market approach (recent comparable transactions from which we derived an applicable valuation multiple) and the income approach (net present value of our anticipated future cash flows). These fair values were then compared to the carrying values for the respective reporting unit.  We determined that goodwill was not impaired at any of our reporting units. Furthermore, if the fair value of these reporting units declined by 10%, no goodwill impairment would exist.

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

We have issued $210 million of 9¾% fixed rate senior unsecured notes due in 2014 and a $100 million variable rate senior secured credit facility consisting of: (i) a $40 million revolving credit facility due in 2011, (ii) a $40 million term loan facility due in 2012, and (iii) a $20 million delayed draw term loan due in 2012.  As of September 30, 2009, $13.5 million is outstanding on the senior secured revolving credit facility and $58.1 million is outstanding on our senior secured term loan debt, bearing interest at a blended variable rate approximating 3.04% at September 30, 2009.

If market interest rates increase, our cash requirements for interest on the senior secured credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior secured credit facility balance would also decrease. There would be an approximate change in our cash requirements of $0.2 million annually for interest should market rates increase or decrease by 10% compared to interest rate levels at September 30, 2009.

We currently do not use interest rate swaps or other similar investments to alter interest rate exposure.

JEI owns an investment in the publicly traded equity of MTR Gaming Group, Inc. (“MTR”). Market prices for equity securities are subject to fluctuation.  Fluctuation in the market price of such a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, and general market conditions.  Consequently, the amount realized on any ultimate sale of this investment may significantly differ from the reported market value as of September 30, 2009.

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

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.   Controls and Procedures.

See Item 4 above for information required by Items 307 and 308T of Regulation S-K.

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

Jacobs Entertainment, Inc.

Registrant

Date: November 10, 2009	By:	/s/ Jeffrey P. Jacobs
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