Form 10-K
period 2009-12-31
JACOBS ENTERTAINMENT INC
filed 2010-03-30
CIK 1173284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (“Act”)

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  No market exists for the common stock of the registrant; as of March 30, 2010 all of its outstanding shares of common stock are held by its parent corporation.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 30, 2010
Class A Common Stock, $0.01 par value	1,320 shares
Class B Common Stock, $0.01 par value	180 shares

DOCUMENTS INCORPORATED BY REFERENCE:  None

See the exhibit index which appears on page E-1.

JACOBS ENTERTAINMENT, INC.

2009 ANNUAL REPORT ON FORM 10-K

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this report that relate to matters that are not historical facts that we refer to as “forward-looking statements” regarding, among other things, our business strategy, our prospects and our financial position. These statements may be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “intends,” “may,” “should” or “anticipates” or the negative or other variation of these or similar words, or by discussion of strategy or risks and uncertainties. Forward-looking statements in this report include, among other things, statements concerning:

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

•                  Our operations could continue to be adversely affected due to the adoption of anti-smoking regulations in Colorado and their possible adoption in Nevada and Louisiana.

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

•                  Our business relies heavily on certain markets and an economic downturn in these markets as has been experienced in 2008 and 2009 could have a material adverse effect on our future results of operations.

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

All of our gaming facilities target local customers and emphasize revenues from slot machine play or video gaming, or both. For the year ended December 31, 2009, our net revenues and EBITDA were approximately $313.4 million and $48.4 million, respectively. See Note 15 to our consolidated financial statements for information concerning the operational performance of the segments of our business.

The following table sets forth certain information and property level EBITDA (excluding corporate overhead) of our properties:

			As of December 31, 2009				Year Ended December 31, 2009
			Approximate
			Gaming
			Square	Gaming	Table	Hotel	Property Level
Property	Location	Facility Type	Footage	Machines	Games	Rooms	EBITDA (1)
							(in thousands)
The Lodge Casino	Black Hawk, Colorado	Land-based casino	28,000	975	35	50	$27,212
Gilpin Casino	Black Hawk, Colorado	Land-based casino	11,000	395	19	0	5,113
Gold Dust West-Reno	Reno, Nevada	Land-based casino	17,500	479	0	27	5,711
Gold Dust West -Carson City	Carson City, Nevada	Land-based casino	12,000	377	6	146	36
Gold Dust West-Elko	Elko, Nevada	Land-based casino	13,000	340	6	0	1,829
Louisiana Truck Plazas	Louisiana (19 various locations)	Video gaming	12,000	943	0	0	18,552
Colonial Downs Racetrack and satellite wagering facilities	Virginia (9 various locations)	Horse racing and pari-mutuel wagering	N/A	N/A	N/A	N/A	1,547

Total			93,500	3,509	66	223	$60,000

(1)                    Property Level EBITDA excludes corporate overhead expense of $11.6 million.

The following is a reconciliation of our property level EBITDA to our net income (in thousands):

Year Ended December 31, 2009
Total Property Level EBITDA	$60,000
Corporate overhead	(11,643)

Total EBITDA	48,357

Depreciation and amortization	(21,482)
Interest expense, net	(25,170)

Net Income	$1,705

Business Strategy and Competitive Strengths

Our business strategy is to continue to operate a broad, geographically diversified base of gaming and pari-mutuel wagering properties that seek to provide our customers with an enjoyable entertainment experience, and in turn, to generate significant customer loyalty and repeat business.  We believe that there are opportunities for growth and operational efficiencies in the markets in which we operate.

Black Hawk, Colorado was one of the fastest growing gaming markets in the country, having experienced a 26.3% compound annual growth in gaming revenue from 1998 through 2000. Revenues in 2001 through 2003 stabilized at approximately $500 million annually and rose to $524 million in 2004, $535 million in 2005, $554 million in 2006, and $581 million in 2007.  However, in 2008, revenues fell to $509 million due to a statewide smoking ban and a nationwide economic recession, combined with a pronounced slowdown in the gaming industry. In 2009, revenues rose to $530 million primarily due to the new gaming regulations allowed under Colorado Amendment 50 which became effective on July 2, 2009.

We may acquire or develop additional gaming properties in different jurisdictions catering to local gaming patrons in the future, further expanding our geographic diversity.

In November 2003 and 2004, referendums were passed in four localities in Virginia that allowed us to expand our off-track wagering facilities from four to nine such facilities and we now operate eight. Our strategy for our horse racing operations is to be a competitive participant in the industry by capitalizing on our unique dirt and turf track facilities for live racing, hosting marquee racing events, and expanding our off-track wagering facility network under appropriate circumstances.  Advanced deposit account wagering, primarily over the internet, is the fastest growing segment of the pari-mutuel wagering industry.  Colonial operates its own account wagering platform called EZ Horseplay.  Colonial is seeking to grow EZ Horseplay wagering handle with both traditional customers and customers in non-traditional venues using technology specifically developed for EZ Horseplay.  On January 11, 2008, we announced that we intend to sell our racetrack and offsite wagering facilities in Virginia.  At this point a sale is not probable and we are not actively seeking a buyer.

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

Enter Additional Locals-Oriented Markets. Our management team has a proven track record of successfully operating casinos that cater to local residents or day trip patrons who reside in close proximity to the properties. In an effort to leverage this operating experience and enter two additional locals-oriented markets, we acquired Piñon Plaza (subsequently renamed “Gold Dust West-Carson City”), located in Carson City, Nevada, in June 2006. This facility has 377 slot machines and six table games on its 12,000 square foot gaming floor. We opened a new casino in Elko, Nevada (“Gold Dust West-Elko”) on March 5, 2007 that features a 13,000 square-foot casino floor with 340 slot machines and six table games.

Broad Geographic and Asset Diversification. We believe that because of our geographic and asset diversification, we are less dependent on results at a specific property or in a specific market to generate our cash flow. This geographic diversity helps mitigate our susceptibility to regional economic downturns or weather conditions.

Strong Emphasis on Slot and Video Gaming Revenues. All of our gaming facilities emphasize slot machine or video gaming play, or both. We believe slot machine play to be the fastest growing, most consistently profitable and lowest risk segment of the gaming entertainment business. We offer a wide variety of games to attract customers and encourage them to play for longer periods of time, thereby promoting the stability of our gaming revenue. We intend to maximize slot and video gaming revenue by continuing to invest in state-of-the art equipment and systems and replacing older models with the most current product offerings in appropriate markets. In addition, we believe that the introduction of new table games, higher bet limits and 24-hour gaming in our Colorado casinos will enable us to maintain our competitive edge in that market.

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

In Louisiana, the barriers to entry include restrictions that require truck plaza video gaming facilities to meet specified minimum levels of diesel and total fuel sales, have a specified minimum site acreage and conduct restaurant operations not fewer than 12 hours per day and to keep a convenience store open 24 hours per day. These restrictions also prohibit the operation of more than 50 video gaming machines at any location and require truck plaza video gaming facilities to be located only in those parishes that voted to continue video gaming during a one-time statewide referendum in 1996. Additional barriers to entry are disclosed below in “Gaming Regulation and Licensing—Louisiana.”

In Virginia, in all but the county in which we operate and one additional county, any potential operator of any competing horse racing track would need to secure passage of a referendum in the locale in which the track is to be operated. In addition, an unlimited racetrack owner’s and operator’s license is required in order to have off-track wagering facilities. Off-track wagering facilities can be opened only in the current jurisdictions in which we operate without passage of additional referendums. The number of off-track wagering facilities is limited by statute to a statewide total of 10 and we currently operate eight, leaving only two potentially available. The high cost of building a new racetrack in Virginia presents an additional barrier in that state.

Strong, Experienced Management Team. Our senior management team is an experienced group of industry veterans. Jeffrey P. Jacobs, our Chairman and Chief Executive Officer, has been Black Hawk Gaming’s Chief Executive Officer since November 1996 and the Chief Executive Officer of Colonial Holdings, Inc. (“Colonial”), our wholly owned subsidiary, since March 1997. Stephen R. Roark, our President, has been Black Hawk Gaming’s President since September 1995 and was its Chief Financial Officer from 1993 to 2006. Ian M. Stewart, our President of Pari-Mutuel Wagering Operations, has been President of Colonial since November 1998 and its Chief Financial Officer since June 1997. Michael T. Shubic, our Chief Operating Officer, has over 35 years of experience in the gaming industry. Brett A. Kramer, our Chief Financial Officer, has over 15 years experience with us in various financial capacities. Stanley Politano, our Executive Vice President, has 16 years of experience in the gaming industry. The five general managers of our casinos have numerous years of casino management experience and report to Mr. Shubic. The Vice President of Louisiana Operations oversees our truck plaza video gaming operations, has over 15 years of experience in the truck plaza video gaming business and also reports directly to Mr. Shubic. We believe the expertise and experience of our management team enables us to enhance the operation of our existing properties and any properties we may acquire in the future.

Our Properties and Operations

The Lodge Casino—Black Hawk, Colorado. The Lodge Casino in Black Hawk, Colorado, which commenced operations in June 1998, is one of 18 casinos located in the gaming district of Black Hawk. The Lodge serves the greater Denver metropolitan area, which is located 40 miles east of Black Hawk and has a population of approximately 2.4 million, as well as customers from nearby communities such as Boulder and Fort Collins, Colorado and Cheyenne, Wyoming. We believe that most of The Lodge’s customers are primarily day trip patrons who reside in the greater Denver metropolitan area. As of December 31, 2009, the Black Hawk market had approximately 9,100 slot machines and approximately 200 table games generating $530 million in revenues for the year then ended. The Lodge is one of the largest gaming facilities in the market.

The Lodge is located on a 2.5 acre site that abuts State Highway 119, with approximately 28,000 square feet of gaming space on three floors containing 975 slot machines and 35 table games (including 19 poker tables, 12 black jack tables, 2 roulette tables and 2 craps tables), 50 hotel rooms, three restaurants, three bars and on-site parking for approximately 600 vehicles. Our property includes The White Buffalo Grille, a buffet and a snack bar. Black Hawk now has significant lodging facilities. The Isle of Capri has a 402-room hotel at its Black Hawk casino, and Ameristar recently completed a 536-room hotel directly across from The Lodge Casino, which opened during the fourth quarter of 2009.

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

During 2008, we provided financial support for a proposed constitutional amendment (“Colorado Amendment 50”) that would increase the types of table games, wagering limits and hours of operation at Colorado casinos.  For the year ended December 31, 2008, we funded a total of $1.4 million in support of this amendment.  Colorado residents approved the proposed constitutional amendment on November 4, 2008.  The amendment was subsequently voted upon and approved by the residents of each of the three gaming towns in Colorado (Black Hawk, Central City and Cripple Creek).  The new gaming regulation, which became effective on July 2, 2009 at Colorado casinos, allows for the introduction of craps and roulette, increases the maximum wager limit to one hundred dollars, allows 24-hour gaming operations, and set a maximum gaming tax rate of 20%.  For further discussion, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Gilpin Casino—Black Hawk, Colorado. The Gilpin Casino, which commenced operations in October 1992, is located on a one-acre site in the central Black Hawk gaming district. We expanded our facility through the acquisition of an adjacent casino in early 1994 and we further expanded the casino in 2005. We were one of the first casinos opened in Colorado following the legalization of casino gaming in 1991. We offer 395 slot machines and 19 table games, including 14 poker tables where we provide both tournament and cash poker play, 3 black jack tables, 1 roulette table and 1 craps table. The Gilpin has a restaurant and two bars and a slot club and utilizes busing and other promotional programs, similar to those of The Lodge. We have available to our customers approximately 200 surface parking spaces in the heart of historic Black Hawk.

Gold Dust West-Reno—Reno, Nevada. Gold Dust West-Reno, which we acquired in 2001, is located on 4.6 owned and leased acres in Reno’s central downtown gaming district and has been operating since 1978. Gold Dust West-Reno caters to residents of Reno and surrounding areas and has approximately 17,500 square feet of gaming space, which offers 479 slot machines. Gold Dust West-Reno also features the Wildwood Restaurant and has parking for 375 vehicles. The property currently offers 27 motel rooms.

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

Gold Dust West-Carson City, which commenced operations in 1995, is a 140,000 square foot facility located on approximately 18 acres covered by the land lease described above. Gold Dust West-Carson City offers 377 slot machines and six table games, two restaurants and two bars. It has a slot club and offers various promotional packages, many associated with its 32 bowling lanes. Gold Dust West-Carson City has 146 hotel rooms. It also owns and operates a 48 space RV park as part of the resort. There are approximately 875 parking spaces for Gold Dust West-Carson City’s casino patrons and hotel guests.

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

We renovated and upgraded the building and installed slot machines, table games and appropriate food and beverage offerings. Pre-opening and gaming device costs totaled approximately $21 million. We commenced renovation during the third quarter of 2006 and opened the casino on March 5, 2007. Gold Dust West-Elko has approximately 13,000 square feet of gaming space, and offers 340 slot machines and six table games. Gold Dust West-Elko also has two restaurants, one bar and has parking for 400 vehicles.

Louisiana Gaming Properties. Our truck plaza properties consist of 18 truck plaza video gaming facilities located in Louisiana (of which five are leased). We are also party to an agreement that entitles us to a portion of the gaming revenues from a 19th truck plaza (Cash’s Truck Plaza and Casino in Lobdell). Each truck plaza features a 24 hour per day convenience store, fueling operations, a restaurant operating not fewer than 12 hours per day, and up to 50 video gaming devices in the casino depending on the level of fuel sales and available space.  At December 31, 2009, our truck plaza video gaming facilities had a combined total of 943 video gaming devices.

The Louisiana truck plazas’ revenues are comprised of: (i) revenue from video poker gaming machines; (ii) sales of gasoline and diesel fuel; (iii) sales of groceries, trucker supplies and various items through their convenience stores; (iv) sales of food and beverages in their restaurants and bars; and (v) miscellaneous commissions on ATMs, pay phones and lottery sales.

The Louisiana video gaming industry consists of video gaming in 31 of Louisiana’s 64 parishes. The industry is highly regulated and video gaming machines can only be placed in qualifying bars, restaurants, hotels, satellite wagering facilities and truck plazas. In order to qualify for video gaming, a truck plaza must offer diesel fuel, gasoline, a convenience store, a restaurant and a place for truck drivers to shower and sleep. Our video gaming machines are located in a separate gaming room that is designed to provide a pleasant casino-like atmosphere. As of December 31, 2009, Louisiana had 193 licensed video gaming truck plazas.

The Louisiana truck plaza video gaming market caters primarily to local residents, whom we believe contribute to the vast majority of truck plaza gaming revenue. We believe that most of our video gaming customers live within a five-mile radius of our properties.

Colonial Downs—New Kent, Virginia. Colonial Downs, which opened in 1997, is a racetrack in New Kent, Virginia, which primarily conducts pari-mutuel wagering on thoroughbred and harness racing. The track facility was designed to provide patrons with a pleasant atmosphere to enjoy quality horse racing. The outside grandstand area, located on the first floor of the track facility, has an occupancy capacity of approximately 4,000 patrons. Also located on the first floor of the track facility are simulcast television seating areas, two covered patio areas, two bars, a large concession food court, gift shop, game room and wagering locations with approximately 72 tellers. The Jockey Club, which is in the main grandstand area located on the third floor of the track facility, includes a full-service dining area with a seating capacity of 548 patrons, two separate lounge areas, and additional wagering locations with 24 tellers. On the fourth floor is the Turf Club with seating for full service dining for 125 along with 10 luxury suites with skybox seating and a wagering location with eight tellers. In addition, there is a ballroom with seating for 250 patrons for special events. In 2005, we added outdoor seating for additional patrons along the track’s homestretch in an area called “the Green.”

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

In 2003, the legislature of the Commonwealth of Virginia passed a statute authorizing the Virginia Racing Commission to grant licenses and thereafter regulate account wagering in Virginia. Each year, the Virginia Racing Commission licenses advance deposit account wagering providers, including Colonial Downs, to accept wagers over the telephone or through the internet via the provider’s advanced deposit wagering system. For 2010, five providers (including Colonial Downs) have been licensed. Colonial receives a share of source market fees for wagers placed by Virginians through these account wagering service providers. Effective January 1, 2010, the Virginia General Assembly amended the statutory provisions relating to account wagering to set the source market fee for wagers originating from Virginia at 10% of such wagers. Colonial shares the source market fee equally with the recognized majority horsemen’s groups.

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

During March 2008, we exercised our option to acquire one of these parcels referred to as “Lot D.”  On April 1, 2008, we purchased this parcel for $800,000.  The company that owned this parcel of land and parking lot business was wholly owned by our Chairman and Chief Executive Officer (“CEO”).  Additionally, on January 15, 2009, we exercised our option to acquire one of these parcels referred to as “Sugar Warehouse,” and on January 21, 2009, we purchased this parcel for $2,450,000 from the limited partnership that owned this building.  An affiliate of our CEO owned 82% of the general partner interests and 16.4% of the limited partner interests of the seller.  See Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

The option agreements give us the right until July 2010 to purchase one of the remaining parcels and the right to purchase or enter into long-term leases on the remaining three parcels.  We expect to either exercise or extend these options prior to their expiration.  Our CEO owns varying interests in three of the four remaining parcels.

Although we may elect not to exercise all the options unless casino gaming opportunities arise, we nonetheless have the right to acquire all or part of the Nautica Properties for other purposes. If casino gaming is not legalized on the Nautica Properties but we decide to exercise our options, the aggregate purchase price would be approximately $3.0 million for one of the parcels and the aggregate annual lease payments on the remaining three parcels would be approximately $355,000. If all four remaining parcels are purchased and none leased, the total purchase price would be approximately $6.55 million, less any aggregate option payments previously made. The purchase price and rent payments would be increased based on independent appraisals of the land and improvement values if, in the future, casino gaming were to become legalized in Ohio and a casino is licensed on the Nautica Properties.

During 2009, we provided financial support to oppose a proposed constitutional amendment in Ohio (“Issue 3”) that would allow for one casino each at designated locations in Cincinnati, Cleveland, Columbus and Toledo and distribute to all Ohio counties a tax on the casinos.  None of the designated locations is owned by JEI or its affiliates.  For the year ended December 31, 2009, we provided financial support totaling $2.3 million to oppose Issue 3.  On November 3, 2009, Issue 3 was passed in Ohio which permits casino gaming at the locations designated in the amendment.  We are currently evaluating the impact Issue 3 might have on our development efforts on the Nautica Properties in Ohio.

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

We compete with other forms of gaming and entertainment such as bingo, pull-tab games, card parlors, sports books, pari-mutuel or telephonic betting on horse racing and dog racing, state-sponsored lotteries, video lottery terminals, and video poker terminals. We may compete with gaming from other venues including internet gaming, although its legality is presently unclear.

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

Our Colorado casinos are on opposite sides of Main Street in Black Hawk. Because of their proximity, our Black Hawk casinos compete for some of the same customers. Further, there were 16 other casinos operating in Black Hawk on December 31, 2009. There were approximately 9,300 total gaming devices (slot machines, poker, black jack, craps and roulette tables) in Black Hawk as of December 31, 2009.

Central City is located adjacent to Black Hawk and provides the most direct competition to the gaming establishments in Black Hawk. There were six casinos operating in Central City with approximately 2,100 total gaming devices as of December 31, 2009. Black Hawk has historically enjoyed a competitive advantage over Central City in large part because access by State Highway 119 (formerly the only major access to Black Hawk from the Denver metropolitan area and Interstate 70) requires customers to drive by and, in part, through Black Hawk to reach Central City. In late 2004, Central City constructed a road from I-70 directly into Central City, commonly referred to as the Central City Parkway. It is now possible for certain traffic that passed through Black Hawk to proceed directly to Central City from Interstate 70. Nonetheless, motorists driving from the Denver metropolitan area still have the option of choosing to go either to Black Hawk or Central City without having to drive through the other town.

Large, well-financed companies have entered the Black Hawk and other Colorado markets and others may enter through the purchase or expansion of existing facilities, which could have a material adverse effect on our results of operations and financial position. For example, on January 1, 2005, Ameristar Casinos, Inc. purchased a facility, formerly known as the Mountain High Casino, which is directly across the street from The Lodge, and completed construction of a 536 hotel room tower in the fourth quarter of 2009, a convention center, and other amenities. Under Ameristar’s ownership, this facility has been expanded to approximately 1,550 slot machines and 37 table games, and a parking garage accommodating 1,500 vehicles.  No other casinos are currently under construction in Black Hawk.  In 2003, the Isle of Capri Casinos, Inc. purchased Colorado Central Station, located diagonally across the street from its existing facility and subsequently completed a major renovation and expansion project physically linking the two properties.  The combined casinos are the largest in Black Hawk with approximately 1,850 slot machines, approximately 40 table games, 402 hotel rooms and 2,300 parking spaces. The Isle of Capri is noted for its aggressive marketing programs. The Mardi Gras casino, which is next to The Lodge, was purchased in 2005 and the owners have developed and implemented new marketing programs.

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

Truck Plaza Operations. Our Louisiana truck plaza operations face competition from land-based and riverboat casinos throughout Louisiana and on the Mississippi Gulf Coast, casinos on Native American lands and other non-casino gaming opportunities within Louisiana. The Louisiana Riverboat Economic Development and Gaming Control Act limits the number of gaming casinos in Louisiana to 15 riverboat casinos statewide and one land-based casino in New Orleans. All 15 available riverboat licenses are issued, however, only 13 are currently operational.

Our video gaming operations also face competition from other truck plaza video gaming facilities located in surrounding areas, as well as competition from Louisiana horse racing facilities, some of which have been authorized to operate video gaming machines, and restaurants and bars with video gaming machines. As of December 31, 2009, there were 193 truck plazas in Louisiana licensed to operate video gaming devices.

Horse Racing and Pari-Mutuel Wagering Operations. We compete with racetracks located outside Virginia (including several in Delaware, Maryland, New Jersey, New York, Pennsylvania, and West Virginia, some of which augment their purses with slot machine revenues) and other forms of gaming, such as land-based casinos, including those in Atlantic City, and statewide lotteries in Virginia and neighboring states. The possible legalization of other forms of gaming in Virginia, such as Native American or riverboat casinos, could have an adverse effect on our performance. Although bills for the creation of riverboat casinos have failed in the Virginia legislature, proponents of riverboat gaming and other forms of gaming in Virginia may continue to seek legislative approval, in particular to offset anticipated budget deficits. Additionally, certain Native American tribes are seeking federal recognition (through legislation currently pending in the U.S. Senate) which, if successful, could result in additional gaming venues. Similarly, the expansion of other forms of gaming in neighboring states, such as table games in West Virginia and slot machines in Maryland, could have an adverse effect on our performance.

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

We also compete for wagering dollars with account wagering companies operating both legally and illegally in Virginia. These companies take wagers from Virginians both over the phone and the internet. We believe legislation which went into effect January 1, 2010 will provide us with fair compensation for their activities. Unlicensed account wagering companies have lower costs than Colonial and thus are able to attract customers in Virginia with large wagering rebates.

Employees and Labor Relations

As of December 31, 2009, we had approximately 1,300 full-time and part-time employees at our facilities in Black Hawk, Colorado, and Reno, Carson City, and Elko, Nevada, 300 year-round and 400 seasonal employees at our facilities in Virginia and 500 employees at our facilities in Louisiana. Employees include cashiers, dealers, food and beverage service personnel, facilities maintenance, security, valet, accounting, marketing, and personnel services. We consider relations with our employees to be good.

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

The Colorado casinos were granted retail/operator licenses concurrently with their openings. The licenses are subject to continued satisfaction of suitability requirements and must be renewed biyearly. The current licenses for both Colorado casinos were renewed on April 16, 2009. There can be no assurance that the Colorado casinos can successfully renew their licenses in a timely manner every other year.

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

Owners of any such interests, whether owned individually or in association with others, are subject to a finding of suitability. Notification must be made by persons acquiring these interests. Such persons must submit all requested information to the Division of Gaming, are subject to a finding of suitability as required by the Division of Gaming or the Gaming Commission, and must be informed of these requirements by the licensee. A person other than an institutional investor whose interest equals 10% or more of a publicly traded corporation or a 10% beneficial interest in a gaming licensee must apply to the Gaming Commission for a finding of suitability within 45 days after acquiring such securities.

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

Prior to July 2, 2009, Colorado casinos could operate only between 8:00 a.m. and 2:00 a.m. Slot machines, black jack, poker and other approved variations of those games and video poker were the only permitted games, with a maximum single wager of $5. On November 4, 2008, Colorado Amendment 50 was approved by Colorado voters and was subsequently voted upon and approved by each of the three gaming towns in Colorado (Black Hawk, Central City and Cripple Creek).  The new gaming rules, which became effective on July 2, 2009 at Colorado casinos, allowed for the introduction of craps and roulette, increased the maximum single wager limit to $100, allows 24-hour gaming operations, and prohibit changes in existing tax levels (currently, a series of graduated tax rates, with a maximum gaming tax rate of 20% on adjusted gross proceeds over $13 million) unless such changes are approved by a statewide vote.  For further discussion, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The recent voter-approved amendment did not affect constitutional restrictions on the percentage of space a casino may use for gaming — 50% of any floor and 35% of the overall square footage of the building in which the casino is located.  Also, it did not change the age-related restrictions for casinos, namely, that only individuals who are 21 years or older may gamble or consume alcohol on the casino premises.  Finally, Colorado casinos may not extend credit to any gaming patrons.

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

The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation’s voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation’s voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. However, an “institutional investor,” as defined in the Nevada Act, that beneficially owns more than 10% but not more than 11% of a Registered Corporation’s voting securities as a result of a stock repurchase by the Registered Corporation may not be required to file such an application.  Further, an institutional investor that acquires more than 10% but not more than 25% of a Registered Corporation’s voting securities may apply to the Nevada Commission for a waiver of a finding of suitability if that institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may hold more than 25% but not more than 29% of a Registered Corporation’s voting securities and maintain the waiver where the additional ownership results from a stock repurchase by the Registered Corporation. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Registered Corporation’s board of directors, any change in the Registered Corporation’s corporate charter, bylaws, management, policies or operations, or of any of its gaming affiliates, or any other action that the Nevada Commission finds to be inconsistent with holding the Registered Corporation’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

Jacobs Investments, Jacobs Entertainment and Black Hawk Gaming may not make a public offering without the prior approval of the Nevada Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On September 17, 2009, the Nevada Commission granted Jacobs Entertainment prior approval to make public offerings for a period of two years, subject to certain conditions (the “Shelf Approval”). The Shelf Approval also applies to any affiliated company wholly owned by Jacobs Entertainment which is a publicly traded corporation or would become a publicly traded corporation pursuant to a public offering. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.

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

Additionally, no license can be granted to any truck stop facility located, at the time application is made for a license to operate video draw poker devices, within five hundred feet of any property that is on the National Historic Registry, any public playground, or a building used exclusively as a church, synagogue, public library, or school. In addition, no license shall be issued for any truck stop facility unless previously applied for or licensed as of January 1, 2008, located, at the time application is made for a license to operate video draw poker devices, within two thousand five hundred feet of any property that is on the National Historic Registry, any public playground, or a building used exclusively as a church, synagogue, public library, or school unless the applicant for the license has applied prior to January 1, 2008, with the local governing authority of the parish where the truck stop is located for a certificate of compliance with applicable zoning ordinances and building codes and a statement of approval for the operation of video draw poker devices at a truck stop facility or has applied with the appropriate authority for a building permit prior to January 1, 2008.  Moreover, after June 1, 2010, no new truck plaza video gaming licenses will be issued for facilities located within 2,500 feet (almost one-half mile) from the nearest qualifying personal residence or residential district that has been in its present location for at least 60 days.

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

The licenses issued by the Virginia Racing Commission to Colonial for the racetrack and its satellite wagering facilities are for a period of not less than 20 years, but are subject to annual review by the Virginia Racing Commission. It is possible that such licenses will not be renewed or that such licenses could be suspended or revoked by the Virginia Racing Commission for violations of the Virginia Racing Act or Virginia Racing Commission rules. We also hold an advance deposit account wagering license that is renewable annually. Our current advance deposit account wagering license expires December 31, 2010.

We have an agreement with the VHHA that expires December 31, 2011.  Our agreement with the VaHBPA expired December 31, 2009.  We have entered into a new three-year agreement with the VaHBPA that expires December 31, 2012, which was approved by the Virginia Racing Commission on March 17, 2010.

Colonial, the track and the satellite wagering facilities are also subject to a variety of other laws and regulations, including zoning, construction, and land-use laws and the regulations of the Virginia Alcoholic Beverage Control Board. Such laws and regulations may affect the selection of satellite wagering facility sites because of parking, traffic flow, and other similar considerations. Any interruption or termination of Colonial’s ability, or that of its concessionaires, to serve alcoholic beverages could have a material adverse effect on Colonial.

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

While gaming operations may now be conducted twenty-four hours a day, Colorado’s liquor laws still limit service of patrons to the hours of 7:00 a.m. to 2:00 a.m. This limitation is contained in Colorado statute and could be changed only by the state legislature with the approval of the governor.

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

Taxation

Gaming operators in Colorado are subject to state and local taxes and fees in addition to ordinary federal and state income taxes. The City of Black Hawk has imposed an annual license fee, currently $750, for each gaming device installed in a casino. In addition, Colorado has a tax on gross gaming revenue (also called “adjusted gross proceeds”) being generally defined as the total amount wagered less the total amount paid out in prizes as follows:

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

Video gaming operators in truck plazas in Louisiana are subject to state and local taxes and fees in addition to ordinary federal and state income taxes. The state of Louisiana has imposed a “gaming franchise fee” of 32.5% of the net device revenue from each video gaming device located at a truck plaza. The net device revenue is the amount remaining after all winnings have been paid. This franchise fee is collected twice per month by the Louisiana state police based on the data that is provided directly to them from the devices. There is also an annual state establishment license fee of $1,000. In addition, the state imposes a device operation fee of $1,000 per year per device, which is paid quarterly, and each parish imposes an annual occupational license tax of approximately $50 per device.

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

Item 1A.              Risk Factors.

To inform readers of our future plans and business strategies, this report contains statements concerning our future performance, intentions, objectives, plans and expectations that are or may be deemed to be “forward-looking statements.” Our ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. All known material risk factors are disclosed. Such factors affecting us include, but are not limited to, the following:

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt agreements.

We have a significant amount of indebtedness. As of December 31, 2009, we had total indebtedness of $291.9 million, excluding accounts payable, accrued expenses and other noncurrent liabilities, and total stockholder’s equity of $24.7 million. Our substantial indebtedness could have considerable consequences. For example, it could:

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

Subject to debt covenant restrictions, we and our subsidiaries may be able to incur substantial additional indebtedness in the future. The indenture governing our senior unsecured notes and our senior credit facility do not fully prohibit us or our subsidiaries from doing so. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

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

Casino Operations. Our casino operations are conducted in Black Hawk, Colorado, and Reno, Carson City, and Elko, Nevada. Competition in the Black Hawk gaming market, which is the primary gaming market in Colorado, is intense. In addition, large, well-financed companies have entered the Black Hawk and other Colorado markets through the purchase or expansion of existing facilities and others may continue to do so, all of which could materially harm our business, financial condition and results of operations. For example:

•                                          Ameristar Casinos, Inc. (“Ameristar”) purchased Mountain High Casino (formerly the Black Hawk Casino by Hyatt) in a bankruptcy sale. That casino is directly across highway 119 from The Lodge and Ameristar has expanded the casino area to accommodate approximately 1,600 total gaming devices with new slot product, expanded the parking garage and refurbished and rebranded its dining venues. Ameristar completed construction of a 33 story, 536-room hotel, a convention center and other amenities and facilities in the fourth quarter of 2009. In all respects, Ameristar is known to be a fierce competitor in gaming markets in which it operates;

•                                          Isle of Capri Casinos, Inc. owns Lady Luck Casino Black Hawk (previously operated as Colorado Central Station), across the street from its existing facility and in 2005 completed a major renovation and expansion project physically linking the two properties. The combined casinos are the largest in Black Hawk with approximately 1,900 total gaming devices, 402 hotel rooms and 2,300 parking spaces;

•                                          the Mardi Gras casino, next to our casino, The Lodge, was purchased in 2005 and the owners have continued to develop and implement new marketing programs and new slot product;

•                                          late in 2004, Central City, a gaming area about one mile from Black Hawk, completed the “Southern Access,” a road which directly connects Central City to Interstate 70. The new access road to Central City enables existing casinos and possible new casinos to pose a significant competitive threat to gaming activities in Black Hawk;

•                                          the continuing market deterioration at Colorado’s horse track and three dog tracks may reinvigorate efforts to authorize video lottery terminals, slot machines, so-called “instant racing machines” or other types of gaming at these venues and at the state’s off-track betting facilities.  A possible statewide initiative or legislation to expand slot machine gaming to the two Denver area racing facilities and potentially to one or both of its other tracks in the southern part of the state have been publicly discussed. In 2009, legislation to authorize instant racing machines (a form of slot machine) was defeated in the Colorado General Assembly. If this authorization is granted by the Colorado Lottery Division, the Colorado state legislature, or the voters, it would have a material adverse effect on gaming revenues in Black Hawk and at The Lodge and Gilpin casinos; and

•                                          in the recent past, the Cheyenne and Arapahoe Indian tribes have claimed significant treaty rights to land in Colorado have pursued a plan to exchange those rights for land east of the Denver metropolitan area on which to build and operate a large casino gaming facility. This project appears to be dormant at present. If it is renewed, or if another tribe seeks approval from the United States Department of Interior to secure other land in the state on which it does not now reside and to which it does not now have legal title, and if any such effort obtains all necessary federal, state, and local governmental approvals, it could have a material adverse effect on gaming revenues in Black Hawk and at The Lodge and Gilpin casinos.

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

Louisiana Truck Plaza Operations. Our Louisiana truck plaza operations compete with other truck plazas located in Louisiana and other forms of gaming, such as land-based, riverboat and Native American casinos, as well as slot machines located at horseracing tracks and video poker machines located in bars, restaurants, hotels, off-track wagering facilities and bingo parlors. There were 193 licensed video poker truck plazas in Louisiana at December 31, 2009, which is a 7% increase over December 31, 2008.

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

We compete for wagering dollars and simulcast fees with live racing and races simulcast from racetracks in other states, particularly racetracks in neighboring states such as Charles Town in West Virginia, Pimlico Race Course and Laurel Park in Maryland, and Delaware Park in Delaware. We also compete for wagering dollars with account wagering companies operating both legally and illegally in Virginia. These companies take wagers from Virginians both over the phone and the internet. We believe legislation which went into effect January 1, 2010 will provide us with fair compensation for their activities. Unlicensed account wagering companies have lower costs than Colonial Downs and thus are able to attract customers in Virginia with large wagering rebates.

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

Potential Changes in Regulatory Environment. From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming or wagering operations in the jurisdictions in which we operate. Any expansion of gaming or wagering or restriction on or prohibition of our gaming or wagering operations could materially harm our business, financial condition and results of operations. In particular in Colorado, there have been repeated attempts to expand gambling beyond Black Hawk, Central City and Cripple Creek to other towns, racetracks, bingo halls, and tribal gaming through legislation, ballot initiatives, and administrative action by state or local agencies and this is a continued competitive threat to us.  Periodic changes to the membership of the Colorado Limited Gaming Control Commission and turnover in the office of the governor of Colorado (the appointing authority for both the members of the Gaming Commission and the executive director of the Department of Revenue which oversees the Gaming Commission) in January 2011 could also affect our operations.

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

All of our equity securities are presently owned by Jacobs Investments, Inc. (“JII”). Jeffrey P. Jacobs, our Chairman and Chief Executive Officer, and his family trusts own all of JII’s equity securities. JII has the ability to significantly influence our affairs, including the election of our directors and transactions including mergers, consolidations or sales of assets. Although Mr. Jacobs has agreed not to pursue any U.S. casino or gaming activities except through us (excepting investments in publicly traded companies and his involvement therein), he is allowed to purchase and own additional truck plazas in Louisiana which we have the right to buy. Any such activities by him could be competitive with our operations in that state.

We need to invest in capital expenditures to compete effectively.

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

We have an agreement with the VHHA that expires December 31, 2011. Our agreement with the VaHBPA expired December 31, 2009.  We have entered into a new three-year agreement with the VaHBPA that expires December 31, 2012, which was approved by the Virginia Racing Commission on March 17, 2010.

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

We believe that a substantial majority of the slot machines sold in the U.S. in 2009 were manufactured by a few select companies. In addition, we believe that one company in particular provided a majority of all slot machines sold in the U.S. in 2009.

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

The “Colorado Clean Indoor Act” (the “Indoor Act”) was adopted in the Colorado legislature in March 2006. It bans smoking in virtually all public places although certain portions of gaming casinos, including gaming areas, were exempt from the Indoor Act until January 1, 2008. Compliance with the Indoor Act, which now bans smoking in casinos, has, we believe, had an adverse effect on our business.

In 2009, a bill was introduced in the Louisiana state legislature that would ban smoking in bars, restaurants and casinos in Louisiana.  The bill failed by a large margin, however, it is expected that the same bill will be introduced in 2010 with a more organized effort.  If anti-smoking legislation is passed in Louisiana, there could be a resulting material adverse effect on our business.

Virginia banned smoking in restaurants that do not have separate smoking and non-smoking facilities as of December 1, 2009.  Colonial has installed appropriate separate facilities in two of its satellite wagering facilities and is in the process of doing so for a third.  Colonial has no plans to install separate facilities in its other locations.  Colonial does not believe the restrictions placed on smoking in restaurants will have an adverse effect on our business.

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

Item 5.                                                               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Effective January 31, 2007, all of our outstanding common stock became held by Jacobs Investments, Inc., a private holding company and, accordingly, there is no established trading market for our common stock. We are a Qualified Subchapter S-Corporation Subsidiary under the Internal Revenue Code of 1986. Under those provisions, the owner of our common stock pays taxes on our taxable income. Our ability to make distributions to our stockholder is limited by the terms of the credit agreement and indenture related to our indebtedness.

We have no equity compensation, stock option or similar plans relating to our equity securities.

We made no repurchases of our equity securities during the fourth quarter of the fiscal year covered by this report.

Item 6.                                                         Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with our management’s discussion and analysis of financial condition and results of operations and our consolidated financial statements and related notes thereto appearing elsewhere in this report. The consolidated statements of operations data and the consolidated balance sheet data are derived from our consolidated financial statements. The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance. The consolidated financial statements and the accompanying management’s discussion and analysis of financial condition and results of operations presented in this Form 10-K have been retroactively adjusted to include the operations of Sugar Warehouse from January 1, 2005.  See Note 4 of the consolidated financial statements.

	As of and for the Year Ended December 31,
	2009		2008 (As adjusted, see Note 4 of Financial Statements)		2007 (As adjusted, see Note 4 of Financial Statements)		2006 (As adjusted, see Note 4 of Financial Statements)		2005 (As adjusted, see Note 4 of Financial Statements)
	(Dollars In Thousands, except Distributions per Common Share)

Statements of Operations Data:(1)
Net revenues	$313,362		$363,186		$350,324		$322,989		$252,247
Total costs and expenses	286,487		339,965		317,307		291,419		233,062
Operating income	26,875		23,221		33,017		31,570		19,185
Interest expense, net	(25,170)		(27,258)		(28,108)		(32,312)		(22,660)
Pre-payment penalties, tender and consent costs	—		—		—		(9,321)		—
Income tax (expense) benefit	—		—		—		103		(423)
Net income (loss)	$1,705		$(4,037)		$4,909		$(9,960)		$(3,898)
Balance Sheet Data (end of period):(1)
Current assets	$35,200		$32,831		$35,772		$37,212		$32,705
Total assets	340,649		344,477		357,995		352,911		298,250
Current liabilities	25,138		28,030		29,633		31,650		32,260
Long-term debt, capital lease obligations and other liabilities	290,778		290,911		299,408		285,265		194,969
Stockholder’s equity	24,733		25,536		28,954		35,996		71,021
Financial Data
Ratio of earnings to fixed charges(2)	1.07	x	0.87	x	1.16	x	0.71	x	0.85	x
Distributions per Common Share	$2,159		$1,200		$10,962		$22,803		$15,000

(1)                                 See a discussion of our recent acquisition activities in Note 4 and our debt issuances in Note 5 to the consolidated financial statements.

(2)                                 The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. Earnings consist of income (loss) before income taxes and noncontrolling interest, plus fixed charges and amortization of capitalized interest, less interest capitalized during the period. Fixed charges consist of interest on indebtedness (whether expensed or capitalized), amortization of deferred financing costs, discounts and premiums and that portion of rental expense that we believe is representative of interest. For the years ended December 31, 2008, 2006 and 2005, we had a deficiency of $3,962, $10,146 and $3,514, respectively, in earnings to fixed charges.

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

A.                                    Company background

We are a developer, owner and operator of gaming and pari-mutuel wagering facilities throughout the United States, with properties located in Colorado, Nevada, Louisiana and Virginia. As of December 31, 2009, we owned and operated two casinos in Colorado and three casinos in Nevada, 18 video gaming truck plazas in Louisiana and a horse racing track with eight satellite wagering facilities in Virginia. In addition, we are party to an agreement that entitles us to a portion of the gaming revenues from an additional truck plaza video gaming facility.

We are a wholly-owned subsidiary of Jacobs Investments, Inc. (“JII”) and a Qualified Subchapter S-Corporation Subsidiary under the Internal Revenue Code of 1986, as amended. Under those provisions, the owner of our company pays income taxes on our taxable income. Jeffrey P. Jacobs, our Chief Executive Officer (“CEO”),  and his family trusts own 100% of JII’s outstanding Class A and Class B shares.

B.                                    Significant transactions occurring during the year ended December 31, 2009

Nautica Property Acquisition

During July 2006, we acquired from affiliated parties several options to lease and options to purchase six parcels of land and certain improvements on the west bank of the Cuyahoga River in Cleveland, Ohio.  We refer to these properties as the Nautica Properties.  On January 15, 2009, we exercised our option to acquire one parcel referred to as “Sugar Warehouse,” and on January 21, 2009, we purchased this parcel for $2.45 million from the limited partnership that owned this building.  An affiliate of our CEO owned 82% of the general partner interests and 16.4% of the limited partner interests of the seller. The acquisition of Sugar Warehouse and its related business was accounted for as a combination of entities under common control.  Therefore, the portion acquired from our affiliate has been recorded at the historical cost bases in the assets and liabilities transferred and the portion acquired from third parties has been recorded at fair value at the acquisition date using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations (“ASC Topic 805”).  Accordingly, the consolidated financial statements and the accompanying management’s discussion and analysis of financial condition and results of operations presented in this Form 10-K have been retroactively adjusted to include the operations of Sugar Warehouse from January 1, 2007.  See Note 4 of the consolidated financial statements.

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

We continue to conduct due diligence regarding the feasibility of developing and constructing a mixed use project which may include a licensed gaming establishment, a hotel, restaurant, condominiums, retail development and parking facilities.  Our application filed with Hancock County, Mississippi, to rezone the property to waterfront district, as part of our plan to build a casino resort and hotel, was approved by the Planning Commission but denied by the Hancock County Board of Supervisors by a vote of 3 to 2 in April 2009.  However, we continue to evaluate rezoning of the property, including the potential to file an amended application with Hancock County.  The project is subject to all necessary approvals from the Mississippi Gaming Commission and the necessary financing.

Amendment to Credit Agreement

At March 31, 2009, certain debt covenants under our senior secured credit facility were to become more restrictive.  We entered into an amendment to our credit agreement which became effective February 5, 2009.  The amendment increased the maximum permitted senior secured leverage ratio for the remaining test periods.

Ohio Constitutional Amendment

During 2009, we provided financial support to oppose a proposed constitutional amendment in Ohio (“Issue 3”) that would allow for one casino each at designated locations in Cincinnati, Cleveland, Columbus and Toledo and distribute to all Ohio counties a tax on the casinos.  None of the designated locations is owned by JEI or its affiliates.  For the year ended December 31, 2009, we provided financial support totaling $2.3 million to oppose Issue 3.  On November 3, 2009, Issue 3 was passed in Ohio which permits casino gaming at the locations designated in the amendment.  We are currently evaluating the impact Issue 3 might have on our development efforts on the Nautica Properties in Ohio.

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

In addition to the above performance measurements, we pay particular attention to our monthly and annual cash flow. Our business is sensitive to shifts in volumes and levels of activity and we find it necessary to watch our cash closely. Every six months (June 15 and December 15) we have a cash interest payment due on our $210 million senior unsecured notes amounting to $10.2 million. Additionally, we currently have $58 million outstanding on our senior secured credit facility with interest due at varying intervals.  As of December 31, 2009, $19 million is outstanding on the $40 million senior secured revolving credit facility we have with a bank group on which we can draw as needed in order to augment the cash flow we generate from operations. This is generally a function of the timing of generating cash from operations coupled with the amount of cash we need to run the business—i.e., our cash inventory. Presently, we estimate that we require approximately $15 million of cash inventory to operate our properties. We also have $1.9 million of outstanding letters of credit as of December 31, 2009. See also Section G, “Liquidity and Capital Resources.”

Colorado

Our Colorado operations consist of The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Casino (“Gilpin”), both of which are located in Black Hawk, Colorado. The competitive aspects of the market in Black Hawk continue to be a significant factor in our operations. At December 31, 2009, there were approximately 9,100 slot machines in the city of Black Hawk.  We had 1,370 slot machines in this market (975 at The Lodge and 395 at the Gilpin), which represented approximately 15% of the total slot machines in Black Hawk. Additionally, there were 207 table games in the city of Black Hawk.  We had 54 table games in this market (35 at The Lodge and 19 at the Gilpin), which represented approximately 26% of the total table games in Black Hawk.

Our Colorado properties were affected by a number of events related to preparing our properties to take advantage of the higher limits, new games and extended hours that went into effect on July 2, 2009.  We reduced the slot machine count to accommodate the addition of table games.  Our casino floors at both The Lodge and Gilpin were disrupted during the second quarter to install new carpet, additional surveillance and new table games.  On September 9, 2009, we reduced the slot count at The Lodge as we made room to accommodate the construction project to expand our casino floor space at The Lodge.  The project was completed on November 16, 2009.

For the year ended December 31, 2009, our gross gaming revenues at The Lodge and the Gilpin totaled $102.0 million, which represented 19% of the total gaming revenues in Black Hawk.  The overall Black Hawk market gross gaming revenues increased by 4.2% in 2009 over 2008.  Total slot devices in Black Hawk decreased by 6% while table games increased by 43%.  We managed to generate 126% efficiencies (our percentage of the gross gaming revenues divided by our percentage of the gaming devices) within the market for 2009.  We follow our efficiency level very closely as we believe this is a useful measure of how well we are performing within the market.

We expect some of our previous and existing market share to be lost due to increased competition. As more properties continue to compete for their share of the market, our personnel costs, marketing costs, and other costs will likely increase as we attempt to keep our market share.

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

At December 31, 2009, Reno had approximately 12,200 gaming devices, of which Gold Dust West-Reno had 479 devices, or 3.9% of the market. For the year ended December 31, 2009, our gross gaming revenues were 4.2% of the Reno market, with an efficiency rate of 96%.

Since its acquisition in June 2006, Gold Dust West-Carson City (formerly Piñon Plaza Resort), has undergone major renovations and changes to the operations emerging January 24, 2007 as the “new” Gold Dust West-Carson City by way of an extensive rebranding program. The Carson City area (state capital) is 30 miles south of Reno and services the areas of Dayton, Gardnerville and Minden surrounding it with a total population base of 60,000 plus. The area had approximately 4,200 gaming devices of which Gold Dust West-Carson City had 383 (9% of total devices).  For the year ended December 31, 2009, our efficiency rate was 99%. This property is expected to substantially improve its efficiency through enhanced utilization of its many unique amenities.

At December 31, 2009, Gold Dust West-Elko had 346 gaming devices, representing approximately 11% of the total devices in the market.  For the year ended December 31, 2009, our gross gaming revenues were 12% of the Elko market, with an efficiency rate of 138%.

Louisiana

The Louisiana truck plaza video gaming facilities consist of 18 truck plazas located in Louisiana and a share in the gaming revenues of an additional truck plaza. Each truck plaza features a convenience store, fueling operations, a restaurant and up to 50 video gaming devices in the casino depending on the level of fuel sales and available space.  At December 31, 2009, our truck plaza video gaming facilities had a combined total of 943 video gaming devices.

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

Summary of Consolidated Operating Results

Our results of operations reflect the consolidated operations of all our subsidiaries. A summary of our consolidated operating results for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Year Ended December 31,
	2009	2008 (As adjusted, see Note 4 of Financial Statements)	2007 (As adjusted, see Note 4 of Financial Statements)
	(Dollars in Thousands)
REVENUES
Gaming:
Casino	$139,766	$139,492	$144,656
Truck stop	62,983	67,590	64,322
Pari-mutuel	32,276	38,657	41,309
Food and beverage	29,781	30,736	29,260
Convenience store—fuel	60,659	97,021	81,329
Other	22,198	23,408	21,401
Less: promotional allowances	(34,301)	(33,718)	(31,953)

Total net revenues	313,362	363,186	350,324

COSTS AND EXPENSES
Gaming:
Casino	47,348	46,809	48,427
Truck stop	38,784	40,990	37,954
Pari-mutuel	26,077	31,172	32,977
Food and beverage	13,521	15,417	16,416
Convenience store—fuel	57,139	90,714	77,269
Other	16,044	18,260	16,290
Marketing, general and administrative	65,783	68,889	69,704
Unrealized loss on change in fair value of investment in equity securities	309	6,577	—
Goodwill impairment	—	199	—
Abandonment costs	—	829	—
Depreciation and amortization	21,482	20,109	18,270

Total costs and expenses	286,487	339,965	317,307

OPERATING INCOME	26,875	23,221	33,017

Interest expense, net	(25,170)	(27,258)	(28,108)
Noncontrolling interest	—	(71)	73

NET INCOME (LOSS) ATTRIBUTABLE TO JEI	$1,705	$(4,108)	$4,982

D.                                   Comparison of our operations for the year ended December 31, 2009 to the year ended December 31, 2008

All comparisons below begin with the 2009 results followed by the 2008 results.

Casino revenues increased $0.3 million or less than 1% to $139.8 million from $139.5 million.  Increases in casino revenues at The Lodge of $2.3 million or 3%, Gold Dust West-Carson City of $0.1 million or 1% and Gold Dust West-Elko of $1.0 million or 10% were offset by decreases at the Gilpin of $1.1 million or 5% and Gold Dust

West-Reno of $2.0 million or 10% .  Overall, the City of Black Hawk casino win increased 4% during 2009 compared to 2008, due to the improved July through December 2009 performance resulting from the new games, increased betting limits and expanded hours that began on July 2, 2009.  However, throughout 2009, revenues have been negatively impacted by general economic conditions, including higher unemployment and decreased disposable income.

Truck stop gaming revenues decreased $4.6 million or 7% to $63.0 million from $67.6 million primarily due to new competition at certain locations combined with general economic conditions, including higher unemployment and decreased disposable income.

Pari-mutuel revenues decreased $6.4 million or 17% to $32.3 million from $38.7 million.  The decrease in revenues is attributable to a $1.9 million decrease in the Chesapeake market partially resulting from the closure of our Chesapeake, Military Highway off track wagering facility in November 2008, combined with a $2.1 million decrease in the Richmond market resulting from fewer operating days in 2009 at our Broad Street and Hull Street off track wagering facilities. Revenues at the racetrack and other off track wagering facilities decreased $2.1 million and account wagering revenues decreased $0.3 million.

Food and beverage revenues decreased $0.9 million or 3% to $29.8 million from $30.7 million.  This decrease is primarily attributable to decreases of $1.2 million at the truck stops and $0.5 million at Colonial due to the lower level of gaming activity, somewhat offset by increases of $0.5 million at The Lodge, $0.1 million at the Gilpin, $0.1 million at Gold Dust West-Carson City and $0.1 million at Gold Dust West-Elko.

Convenience store-fuel revenues decreased $36.3 million or 37% to $60.7 million from $97.0 million.  The average selling price of fuel decreased to $2.26 per gallon in 2009 from $3.58 per gallon in 2008, while fuel volume was down 1% to 26.9 million gallons.

Other revenues decreased $1.2 million or 5% to $22.2 million from $23.4 million and were primarily attributable to a $0.3 million decrease in hotel and other revenues at Gold Dust West-Carson City, a $0.1 million decrease in hotel revenues at The Lodge, a $0.1 million decrease at the Gilpin, a $0.2 million decrease at Colonial, a $0.2 million decrease in Sugar Warehouse revenues and a $0.6 million decrease in convenience store and other revenues at the truck stops, somewhat offset by receipt of $0.3 million of insurance proceeds in excess of hurricane losses incurred during late 2008 at our truck stops.

Promotional allowances increased $0.6 million or 2% to $34.3 million from $33.7 million.  Increases in promotional allowances of $0.3 million at The Lodge, $0.3 million at the Gilpin, $0.3 million at Gold Dust West-Carson City and $0.5 million at Gold Dust West-Elko were somewhat offset by decreases of $0.5 million at Gold Dust West-Reno and $0.3 million at the truck stops.

Casino expenses increased $0.5 million or 1% to $47.3 million from $46.8 million, due to increases of $1.1 million at The Lodge and $0.1 million at Gold Dust West-Elko, offset by decreases of $0.2 million at the Gilpin, $0.4 million at Gold Dust West-Reno and $0.1 million at Gold Dust West-Carson City, which correspond to the changes in casino revenues at each location.

Truck stop gaming expenses decreased $2.2 million or 5% to $38.8 million from $41.0 million and is attributable to direct costs associated to the decrease in truck stop gaming revenues.

Pari-mutuel costs and expenses decreased $5.1 million or 16% to $26.1 million from $31.2 million.  The decrease is attributable to decreased direct costs resulting from decreased pari-mutuel revenues combined with decreased operating costs resulting from the closure of one of our off track wagering facilities in November 2008.

Food and beverage costs and expenses decreased $1.9 million or 12% to $13.5 million from $15.4 million, and is due to decreases of $1.0 million at the truck stops, $0.6 million at Colonial, $0.1 million at The Lodge and $0.2 million at Gold Dust West-Carson City.

Convenience store-fuel expenses decreased $33.6 million or 37% to $57.1 million from $90.7 million. The average cost of fuel decreased to $2.13 per gallon in 2009 from $3.35 per gallon in 2008, while volume was down 1%.

Other costs and expenses decreased $2.2 million or 12% to $16.0 million from $18.2 million, and were primarily attributable to a $2.0 million decrease in convenience store expenses at the truck stops and a $0.2 million decrease in hotel expenses at Gold Dust West-Carson City.

Marketing, general and administrative expenses decreased $3.1 million or 5% to $65.8 million from $68.9 million.  This decrease is primarily the result of a $1.5 million decrease at Colonial due to decreases in marketing costs, Instant Racing lobbying costs, insurance costs, travel expenses and administrative salaries, combined with decreases of $0.2 million at The Lodge, $0.8 million at the Gilpin, $0.5 million at Gold Dust West-Reno, $1.2 million at Gold Dust West-Carson City and $0.3 million at the truck stops, somewhat offset by an increase of $1.1 million at corporate and $0.2 million at Sugar Warehouse.  The decreases at our operating units are the result of cost management efforts at all locations.  The increase in corporate overhead is primarily attributable to $2.3 million of Ohio campaign costs incurred during 2009 and an increase in professional accounting fees totaling $0.4 million, somewhat offset by a decrease in labor totaling $0.2 million and $1.4 million of Colorado Amendment 50 campaign costs incurred during 2008.  These 2009 and 2008 campaign costs are further discussed in Note 12 to the consolidated financial statements.

Beginning November 1, 2008, we began accounting for our investment in MTR Gaming Group, Inc. (“MTR”) as an equity security, in accordance with FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”).  Decreases in the stock price resulted in an unrealized loss on the change in fair value of investment in equity securities totaling $0.3 million during the year ended December 31, 2009. During 2008, we recorded impairments totaling $6.6 million on the fair value of our investment in MTR.

A goodwill impairment totaling $0.2 million was recorded at Gold Dust West-Carson City during the year ended December 31, 2008.  No goodwill remained on this property after the impairment was recorded.

Abandonment costs totaling $0.8 million were recorded at Colonial during 2008 due to the closure of one of our two satellite wagering facilities in Chesapeake, Virginia.  No comparable transaction occurred during 2009.

Depreciation and amortization expense increased $1.4 million or 7% to $21.5 million from $20.1 million and was primarily attributable to increases of $1.1 million at the truck stop locations, $0.3 million at The Lodge and $0.1 million at Gold Dust West-Elko, somewhat offset by a $0.1 million decrease at Gold Dust West-Carson City.

Net interest expense decreased $2.1 million or 8% to $25.2 million from $27.3 million.  The decrease is attributable to lower effective interest rates on our variable rate bank debt, combined with a decrease in debt outstanding during the year ended December 31, 2009 compared to the year ended December 31, 2008.

E.                                   Comparison of our operations for the year ended December 31, 2008 to the year ended December 31, 2007

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

Other revenues increased $2.0 million or 9% to $23.4 million from $21.4 million and were primarily attributable to an increase of $2.0 million in convenience store and other revenues at the truck stops, $0.1 million at Colonial due to an increase in Virginia Derby sponsorship revenue combined with a one-time lawsuit settlement with Youbet, an increase of $0.1 million at The Lodge, and an increase of $0.2 million at Sugar Warehouse, somewhat offset by a decrease of $0.4 million in hotel and other revenues at Gold Dust West-Carson City.

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

Marketing, general and administrative expenses decreased $0.8 million or 1% to $68.9 million from $69.7 million.  This decrease is primarily the result of  decreases of $0.8 million at Colonial due to decreased lobbying costs associated with Instant Racing, and decreases of $0.4 million at The Lodge, $0.6 million at the Gilpin, $0.3 million at Gold Dust West-Reno, $0.1 million at Gold Dust West-Carson City and $0.1 million at Gold Dust West-Elko. These decreases were partially offset by an increase of $1.5 million at corporate, primarily due to political contributions totaling $1.4 million made for a Colorado campaign, which is further discussed in Note 12 to the financial statements.

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

Abandonment costs totaling $0.8 million were recorded during 2008 due to the closure one of our two satellite wagering facilities in Chesapeake, Virginia, which is further discussed in Note 13 to the financial statements.  No comparable transaction occurred during 2007.

Depreciation and amortization expense increased $1.8 million or 10% to $20.1 million from $18.3 million.  Of this increase, $0.4 million is attributable to Gold Dust West-Elko and $0.2 million is attributable to the Silver Dollar truck stop location. Additionally, The Lodge increased by $0.5 million, the Gilpin increased by $0.1 million, Gold Dust West-Reno increased by $0.1 million, Gold Dust West-Carson City increased by $0.3 million and the remaining truck stops combined increased by $0.2 million due to capital asset purchases.

Net interest expense decreased $0.8 million or 3% to $27.2 million from $28.1 million.  The decrease is attributable to lower effective interest rates on our variable rate bank debt, partially offset by an increase in debt outstanding during the year ended December 31, 2008 compared to the year ended December 31, 2007.

F.                                      Segment information for the three years ended December 31, 2009

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

The following is a summary of the net revenues, costs and expenses and EBITDA, for the three years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	For the Years Ended December 31,
	2009	2008 (As adjusted, see Note 4 of Financial Statements)	2007 (As adjusted, see Note 4 of Financial Statements)
NET REVENUES
Colorado:
The Lodge	$76,129	$73,853	$76,051
Gilpin	18,917	20,200	23,323
Total Colorado	95,046	94,053	99,374
Nevada:
Gold Dust West-Reno	17,968	19,457	20,986
Gold Dust West-Carson City	12,627	13,085	13,833
Gold Dust West-Elko	10,824	10,189	8,243
Total Nevada	41,419	42,731	43,062
Louisiana	139,832	182,101	161,070
Virginia	36,512	43,592	46,322
Corporate and other	553	709	496
Total Net Revenues	313,362	363,186	350,324

COSTS AND EXPENSES (excluding depreciation and amortization, net interest expense and income taxes)
Colorado:
The Lodge	48,917	48,094	49,359
Gilpin	13,804	14,793	16,594
Total Colorado	62,721	62,887	65,953
Nevada:
Gold Dust West-Reno	12,257	13,218	13,794
Gold Dust West-Carson City (2)	12,591	14,364	15,064
Gold Dust West-Elko	8,995	8,901	8,567
Total Nevada	33,843	36,483	37,425
Louisiana	121,280	160,413	141,771
Virginia (3)	34,965	42,993	44,921
Corporate overhead and other (1)(4)	12,196	17,080	8,967
Total Costs and Expenses	265,005	319,856	299,037

EBITDA
Colorado:
The Lodge	27,212	25,759	26,692
Gilpin	5,113	5,407	6,729
Total Colorado	32,325	31,166	33,421
Nevada:
Gold Dust West-Reno	5,711	6,239	7,192
Gold Dust West-Carson City (2)	36	(1,279)	(1,231)
Gold Dust West-Elko	1,829	1,288	(324)
Total Nevada	7,576	6,248	5,637
Louisiana	18,552	21,688	19,299
Virginia (3)	1,547	599	1,401
Corporate overhead and other (1)(4)	(11,643)	(16,371)	(8,471)

Total EBITDA	$48,357	$43,330	$51,287

See Notes on page 49.

General

See sections D and E above which provide explanations regarding the fluctuations in our revenues and costs and expenses by property and segment.

Throughout most of 2009 and 2008, net revenues at all of our properties have been negatively impacted by local and general economic conditions, including higher unemployment and decreased disposable income, combined with a decrease in fuel prices.  However, during the last six months of 2009, both of our Colorado properties benefited from the new games, higher limits and extended hours that began on July 2, 2009.  Costs and expenses are generally lower due to cost management efforts at all of our properties, combined with a decrease in direct costs associated to the decrease in net revenues.  Year-over-year, costs and expenses increased at The Lodge as a result of additional training, personnel and other expenses resulting from our preparations to take advantage of the new gaming legislation.

The Lodge

EBITDA at The Lodge increased 6% for the year ended December 31, 2009 compared to the same period of 2008 primarily due to the new gaming legislation that began on July 2, 2009, somewhat offset by the general economic conditions discussed in the “General” section above.  Additionally, we incurred costs and disruption during the second quarter of 2009 as a result of the preparation for the new gaming legislation, and during the fourth quarter of 2009, we experienced construction disruption during the expansion of our casino floor.  For the year ended December 31, 2008 compared to the year ended December 31, 2007, EBITDA fell 3%, primarily due to the smoking ban which became effective in Colorado on January 1, 2008.

Gilpin

EBITDA at the Gilpin decreased 5% for the year ended December 31, 2009 compared to the same period of 2008 primarily due to the general economic conditions discussed in the “General” section above, costs and disruption during the second quarter of 2009 as a result of the preparation for the new gaming legislation, somewhat offset by the new gaming legislation during the last half of 2009.  The Colorado smoking ban and economic conditions resulted in significantly lower revenues and a 20% decrease in EBITDA at the Gilpin for the year ended 2008 compared to 2007.

Gold Dust West-Reno

The Reno market has experienced significant slot revenue declines during 2009 and 2008 compared to 2007 revenue levels.  EBITDA at Gold Dust West-Reno decreased 8% for the year ended December 31, 2009 compared to the same period of 2008 and 13% for the year ended December 31, 2008 compared to 2007 primarily due to a decrease in slot revenues resulting from the local and general economic conditions discussed in the “General” section above.

Gold Dust West-Carson City

EBITDA at Gold Dust West-Carson City increased $1.3 million for the year ended December 31, 2009 compared to the same period of 2008 primarily due to reductions in labor, advertising and other operating costs and expenses.  EBITDA was flat for the year ended 2008 compared to 2007.  A goodwill impairment totaling $0.2 million was recorded at Gold Dust West-Carson City during the year ended December 31, 2008.  No goodwill impairment was recorded during 2009 or 2007.

Gold Dust West-Elko

EBITDA at Gold Dust West-Elko increased $0.5 million for the year ended December 31, 2009 compared to the same period of 2008 and increased $1.6 million for the year ended December 31, 2008 compared to the same period of 2007, primarily due to increases in slot revenues resulting from increases in promotional allowances.  Gold Dust West-Elko opened on March 5, 2007.

Louisiana

EBITDA at the Louisiana truck stops decreased 14% for the year ended December 31, 2009 compared to the same period of 2008 primarily due to decreases during the third and fourth quarters of 2009 in gaming and non-gaming revenues resulting from the general economic conditions discussed in the “General” section above, combined with a decrease in fuel gross profit per gallon.  EBITDA increased 12% in 2008 compared to 2007, as a result of the increase in fuel gross profit per gallon and increased gaming revenue. During the third quarter of 2008, hurricanes Gustav and Ike struck certain of our Louisiana operations causing minimal damage to our properties but significant damage in the region.  All of our properties were operating within approximately two days, resulting in an increase in gaming and non-gaming revenues during the third and fourth quarters of 2008.

Virginia

EBITDA at our pari-mutuel operations in Virginia increased $0.9 million for the year ended December 31, 2009 compared to the same period of 2008 but decreased $0.8 million for the year ended December 31, 2008 compared to the same period of 2007. During 2008, Virginia recorded abandonment costs totaling $0.8 million for the closure of a satellite wagering facility. No similar charges were recorded during 2009 or 2007.

Corporate Overhead and Other

EBITDA at corporate decreased $4.7 million for the year ended December 31, 2009 compared to the same period of 2008 but increased $7.9 million for the year ended December 31, 2008 compared to the same period of 2007. These fluctuations are primarily due to decreases in the stock price of our investment in MTR totaling $0.3 million in 2009, $6.6 million in 2008 and $0 in 2007.  Additionally, we expended $2.3 million during 2009 for campaign costs in Ohio and $1.4 million during 2008 for campaign costs in Colorado.  After adjusting for these unusual items, EBITDA increased 7% in 2009 compared to 2008, primarily due to professional accounting fees, but was flat for 2008 compared to 2007.

Reconciliation of EBITDA to Net Income (Loss)

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure, to our net income (loss), a GAAP financial measure (dollars in thousands):

Year Ended December 31, 2009	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$27,212	$5,148	$6,782	$15,282
Gilpin	5,113	1,939	1,904	1,270
Total Colorado	32,325	7,087	8,686	16,552
Nevada:
Gold Dust West-Reno	5,711	1,598	2,618	1,495
Gold Dust West-Carson City	36	1,948	1,534	(3,446)
Gold Dust West-Elko	1,829	2,438	932	(1,541)
Total Nevada	7,576	5,984	5,084	(3,492)
Louisiana	18,552	5,307	4,041	9,204
Virginia	1,547	2,124	577	(1,154)
Corporate overhead and other (1)	(11,643)	980	6,782	(19,405)
TOTAL	$48,357	$21,482	$25,170	$1,705

Year Ended December 31, 2008 (As adjusted, see Note 4 of Financial Statements)	EBITDA	Depreciation and Amortization	Interest Expense, net	Noncontrolling Interest	Net Income (Loss)
Colorado:
The Lodge	$25,759	$4,825	$6,715		$14,219
Gilpin	5,407	1,998	1,903		1,506
Total Colorado	31,166	6,823	8,618		15,725
Nevada:
Gold Dust West-Reno	6,239	1,589	2,617		2,033
Gold Dust West-Carson City (2)	(1,279)	2,079	1,533		(4,891)
Gold Dust West-Elko	1,288	2,364	1,423		(2,499)
Total Nevada	6,248	6,032	5,573		(5,357)
Louisiana	21,688	4,219	4,875		12,594
Virginia (3)	599	2,114	520		(2,035)
Corporate overhead and other (4)	(16,371)	921	7,672	$(71)	(25,035)
TOTAL	$43,330	$20,109	$27,258	$(71)	$(4,108)

Year Ended December 31, 2007 (As adjusted, see Note 4 of Financial Statements)	EBITDA	Depreciation and Amortization	Interest Expense, net	Noncontrolling Interest	Net Income (Loss)
Colorado:
The Lodge	$26,692	$4,318	$6,884		$15,490
Gilpin	6,729	1,854	1,891		2,984
Total Colorado	33,421	6,172	8,775		18,474
Nevada:
Gold Dust West-Reno	7,192	1,520	2,605		3,067
Gold Dust West-Carson City	(1,231)	1,819	1,521		(4,571)
Gold Dust West-Elko	(324)	1,974	1,790		(4,088)
Total Nevada	5,637	5,313	5,916		(5,592)
Louisiana	19,299	3,848	4,774		10,677
Virginia	1,401	2,065	486		(1,150)
Corporate overhead and other	(8,471)	872	8,157	$73	(17,427)
TOTAL	$51,287	$18,270	$28,108	$73	$4,982

(1)                                 Included in corporate overhead and other for 2009 is a $0.3 million loss on the change in fair value of investment in equity securities and $2.3 million we expended in opposition of a constitutional amendment in Ohio.

(2)                                 Included in Gold Dust West-Carson City for 2008 is a $0.2 million impairment of goodwill.

(3)                                 Included in Virginia for 2008 is a $0.8 million charge for the closure of a satellite wagering facility.

(4)                                 Included in corporate overhead and other for 2008 is a $6.6 million impairment of the fair value of an investment in equity securities and $1.4 million we expended in support of a constitutional amendment in Colorado to expand games, limits and hours.

G.                                    Liquidity and capital resources—December 31, 2009

As of December 31, 2009, we had cash and cash equivalents of $24.2 million compared to $21.9 million in cash and cash equivalents as of December 31, 2008. The increase of $2.3 million is the result of $21.9 million cash provided by operating activities, $16.9 million cash used in investing activities, and $2.7 million used in financing activities, which is further discussed below.  Our primary sources of liquidity are cash provided by operating activities and external borrowings.  Our primary uses of cash are for debt service, capital improvements, development and acquisitions.  Cash flows provided by operating activities decreased $3.7 million for the year ended December 31, 2009 compared to the same period of 2008 and decreased $3.5 million for the year ended

December 31, 2008 compared to 2007.  These year-over-year reductions in operating cash flows are consistent with our decreases in operating income after adjusting for non-cash transactions.

The cash used in investing activities during 2009 was the result of property and equipment and device rights additions totaling $14.1 million for ongoing capital investments at our existing properties, $2.7 for the atrium expansion project at The Lodge, $0.3 million for Mississippi land purchase transactions, and $0.2 million to acquire the noncontrolling interest of Sugar Warehouse, offset by $0.4 million of proceeds from the sale of equipment. Net cash used in investing activities was consistent for the year ended December 31, 2009 compared to the same period of 2008. For the year ended December 31, 2007, net cash used in investing activities was approximately $16 million higher than 2008 due to the following development capital spending: $12.2 million to develop our casino in Elko, $2.8 million to remodel Gold Dust West-Carson City and $1.0 million to complete the south entrance at The Lodge.

The cash provided by or used in our financing activities varies significantly from year to year depending upon the cash provided by operations and investing activities, both of which are discussed above, as well as our cash position.  The cash used in financing activities during 2009 was the result of payments on long-term debt totaling $1.4 million, payments to obtain financing totaling $0.6 million and distributions to stockholder totaling $3.2 million, including $2.2 million for the purchase of Sugar Warehouse, somewhat offset by net borrowings on the revolving senior credit facility totaling $2.5 million.

As of December 31, 2009, we had $19.1 million available on our $40 million revolving senior credit facility for acquisitions, capital expenditure programs and working capital. The revolving senior credit facility carries an interest rate of 3.00% above LIBOR and expires in June 2011. However, on March 23, 2010, we obtained consents from our senior secured lenders to enter into an Amendment and Restatement Agreement, including as an exhibit the form of an Amended and Restated Credit Agreement that will be executed once certain customary conditions are satisfied (the “New Agreement”). Generally, the New Agreement, among other things, adjusts our bank financial covenants, allows for the exclusion of certain items from EBITDA for purposes of calculating our revised financial covenants, allows for the acquisition of a truck stop in Louisiana, and other minor amendments. Additionally, all but $3.0 million of our revolving senior credit facility aggregating $40 million due June 2011 (“Class B Revolving Loans”) was extended to June 2012 (“Class A Revolving Loans”). We have the ability to raise an additional $3.0 million to fully replace the revolver capacity should we so choose.

As a result of the New Agreement, our interest rate will increase by 0.25% on the drawn Class B Revolving Loans balance and by 0.50% on the drawn Class A Revolving Loans balance, and our interest rate on the Tranche B Term Loan and Delayed Draw Tranche B Term Loan (aggregating $58.0 million at December 31, 2009) will increase from 2.75% above LIBOR to 3.00% above LIBOR. We expect the total cost of the New Agreement, including the bank consent fees, the fees to Credit Suisse Securities (USA) LLC (the Joint Lead Arrangers) and legal, accounting and other costs to approximate $1.6 million. These costs will be amortized to interest expense over the remaining life of the credit facility which is approximately 2 years. As of December 31, 2009, our total debt approximates $291.9 million. Our future liquidity, which includes our ability to make semi-annual interest payments on June 15 and December 15 of each year, depends upon our future operational success. Our failure to pay interest, repay our indebtedness when due, or maintain compliance with our debt covenants would result in an event of default under both our senior credit facility and our note indenture.  At December 31, 2009, we were in compliance with our financial covenants.

While our owner has made capital contributions in the past to facilitate our various acquisitions from time to time, we can give no assurance that it will continue to do so in the future. Additionally, as we are a Qualified Subchapter S-Corporation Subsidiary, we may from time to time make distributions to our owner for any taxes due as a result of taxable income generated by us. Furthermore, annual distributions may be made to our owner in an aggregate amount not to exceed the greater of $1 million and 50% of consolidated net income as defined in our credit agreement and indenture.

We believe that our cash flow from operations, cash and cash equivalents and available borrowings on our $40 million senior revolving credit facility discussed above will be adequate to meet our debt service obligations and operational expenditures, as well as our capital expenditure requirements for the next twelve months.  During 2010, we currently anticipate spending approximately $15 million for discretionary capital expenditures. While we believe our operations and credit facility will provide us sufficient liquidity over the next twelve months, we can give no assurance that these sources of cash will be sufficient to enable us to do so. Further, in addition to our normal capital expenditure requirements, we anticipate that we will pursue the acquisition of other properties and continue to engage in the pursuit of new development opportunities. It is possible that we may need to enter into new financing arrangements and raise additional capital in the future if we are unable to generate sufficient cash to sustain expansion.  However, due to existing uncertainties in the capital and credit markets, our access to funding may be limited or available only on terms unacceptable to us.  Also, our ability to incur additional debt is further restricted by the terms and covenants of our senior secured bank credit facility and senior unsecured notes. We can give no assurance that we will be able to raise any capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, and therefore heighten the related risks we currently face.

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

The following table provides disclosure concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of December 31, 2009.

		Next	1-3	4-5	After 5
(In Thousands)	Total	12 Months	Years	Years	Years

Long-term debt (1)	$385,162	$24,169	$120,275	$240,718	$—
Capital lease obligations	8,515	1,299	994	1,715	4,507
Operating leases (2)	34,829	2,809	4,070	3,538	24,412
Purchase obligations (3)	286,890	56,089	117,845	112,956	—
Other long-term obligations (4)	23,206	2,086	3,677	3,068	14,375
Total contractual cash obligations	$738,602	$86,452	$246,861	$361,995	$43,294

(1)                                 Long-term debt includes principal and interest owing under the terms of our senior unsecured notes, our senior secured credit facility and the Black Hawk special assessment bonds.  Interest on variable rate debt is computed based on rates outstanding at December 31, 2009.

(2)                                 Operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia, office space in Colorado, Louisiana, Virginia and Florida and other equipment leases at all locations.

(3)                                 Purchase obligations include five-year fuel supply agreements for gasoline and diesel fuel.  Fuel volumes are specified in the contracts.  The purchase price is a variable market-based price.  The long-term obligations in this table were derived using the applicable contract prices for gasoline and diesel fuel at December 31, 2009 multiplied by the actual fuel volumes per the contracts.

(4)                                 Other long-term obligations include a 20-year, $1.25 million per year management agreement with Jacobs Investments Management Co. Inc., an affiliated company, and our obligation to pay $0.90 per operating video poker machine per day to Jalou Device Owner, L.P., the related party owner of the video poker machines in order to maintain the machines used in our truck plaza operations. In addition, Colonial has entered into an agreement with a totalisator company, which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications. The amendment provides for a minimum charge per calendar year of $210,000.  Other long-term obligations also include various surveillance and service agreements in Louisiana and at the corporate office.

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

Property and equipment

We have a significant investment in long-lived property and equipment, representing approximately 71% of our total assets. We estimate that the undiscounted future cash flows expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimate of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results. We review the carrying value of our property and equipment for potential impairment when events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use. Further, we assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each class of assets. Should the actual useful life of a class of assets differ from the estimated useful life, we would record an impairment charge. We review useful lives and obsolescence and assess the commercial viability of our assets periodically. During 2009, based on operating results, we performed an impairment analysis of property and equipment at our Gold Dust West-Carson City and Virginia reporting units, and we determined that property and equipment is not impaired at either reporting unit.

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

Our reporting units with goodwill balances at December 31, 2009 are The Lodge ($4.2 million), Gilpin ($2.5 million), Gold Dust West-Reno ($8.8 million) and Louisiana ($31.0 million). There is no goodwill recorded in our Gold Dust West-Carson City, Gold Dust West-Elko or Virginia reporting units. We performed our most recent annual impairment test for these reporting units as of September 30, 2009. Our annual impairment test included an analysis of the gaming industry overall as well as an analysis of the specific locations in which we operate. We determined the fair values for each of these reporting units using both the market approach (recent comparable transactions from which we derived an applicable valuation multiple) and the income approach (net present value of our anticipated future cash flows). These fair values were then compared to the carrying values for the respective reporting unit. We determined that goodwill was not impaired at any of our reporting units as of September 30, 2009.  Furthermore, if the fair value of any of our reporting units declined by 10%, no goodwill impairment would be required.  During 2008, we recorded a goodwill impairment totaling $0.2 million at our Gold Dust West-Carson City reporting unit, which is further discussed in Note 3 to the financial statements.

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

We have issued $210 million of 9¾% fixed rate senior unsecured notes due in 2014 and a $100 million variable rate senior secured credit facility consisting of: (i) a $40 million revolving credit facility due in 2011, (ii) a $40 million term loan facility due in 2012, and (iii) a $20 million delayed draw term loan due in 2012.  As of December 31, 2009, $19.0 million is outstanding on the senior secured revolving credit facility and $58.0 million is outstanding on our senior secured term loan debt, bearing interest at a blended variable rate approximating 3.04% at December 31, 2009. Additionally, we have $1.9 million of outstanding letters of credit as of December 31, 2009 resulting in $19.1 million available on the revolving credit facility.

If market interest rates increase, our cash requirements for interest on the senior secured credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior secured credit facility balance would also decrease. There would be an approximate change in our cash requirements of $0.2 million annually for interest should market rates increase or decrease by 10% compared to interest rate levels at December 31, 2009.

We currently do not use interest rate swaps or other similar investments to alter interest rate exposure.

JEI owns an investment in the publicly traded equity of MTR Gaming Group, Inc. (“MTR”). Market prices for equity securities are subject to fluctuation.  Fluctuation in the market price of such a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, and general market conditions.  Consequently, the amount realized on any ultimate sale of this investment may significantly differ from the reported market value as of December 31, 2009.

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

Item 9.                                                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                                               Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T).                                  Controls and Procedures.

Pursuant to Item 308T of Regulation S-K adopted under the Exchange Act, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.                                               Other Information.

There is no information we were required to report on Form 8-K during our fourth fiscal quarter of the year ended December 31, 2009 that was not so reported.

Item 10.                                                 Directors, Executive Officers and Corporate Governance.

The following table provides information regarding our directors and executive officers and key employees as of March 1, 2010

Name	Age	Position
Jeffrey P. Jacobs	56	Chief Executive Officer, Secretary, Treasurer and Chairman of the Board
Stephen R. Roark	62	President
Ian M. Stewart	55	President of Pari-Mutuel Wagering Operations
Michael T. Shubic	56	Chief Operating Officer
Brett A. Kramer	41	Chief Financial Officer
Stanley Politano	60	Executive Vice President
Emanuel J. Cotronakis	39	Executive Vice President, General Counsel and Assistant Secretary

Jeffrey P. Jacobs is our Chairman, Chief Executive Officer, Secretary and Treasurer and sole director. He is also Chairman and Chief Executive Officer of Colonial, and Chairman and Chief Executive Officer of Black Hawk Gaming, two of our subsidiaries. From 1996 to 2007, he served as Chairman and Chief Executive Officer of Diversified Opportunities Group Ltd. (“Diversified”), a company co-founded by Mr. Jacobs and his father, Richard E. Jacobs, and based in Cleveland, Ohio, that has investments in gaming companies and other ventures. Jacobs Entertainment, Inc. acquired Diversified on February 22, 2002 and it was dissolved in 2007. Mr. Jacobs serves as the Chairman and Chief Executive Officer of Jacobs Investments, Inc., a company which owns all of our equity securities and which engages in a variety of private equity transactions and other investments. From 1975 to present, Mr. Jacobs has also served as the Chairman and Chief Executive Officer of Jacobs Investments Management Co., Inc., a company engaged in the development, construction and operations of various residential and commercial real estate projects in Ohio. Mr. Jacobs became a director of MTR Gaming Group, Inc. (“MTR”) on May 6, 2008 and became its Chairman on October 31, 2008. MTR has a class of equity securities registered under the Securities Exchange Act of 1934.  Effective March 12, 2010, Mr. Jacobs resigned from MTR’s Board of Directors.

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

Brett A. Kramer has been our Chief Financial Officer since December 5, 2006. He has been employed by us and certain of our predecessor subsidiaries for 15 years. He was responsible for overseeing accounting managers and controllers of our multi-state operating subsidiaries, over 30 in all. He has also been involved in developing our system of internal controls in order to comply with various gaming regulations and provisions of the Sarbanes-Oxley Act of 2002. Mr. Kramer was a staff and senior accountant for five years with Deloitte & Touche, LLP. He graduated with a degree in accounting from the University of Colorado in 1990.

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

Emanuel J. Cotronakis is our Executive Vice President, General Counsel and Assistant Secretary having joined us on July 31, 2009.  Prior to his employment with us, Mr. Cotronakis was a partner at the national law firm of Baker & Hostetler, LLP, where he practiced law in their Business Group beginning in 2000.  While at Baker & Hostetler, Mr. Cotronakis’s practice focused on mergers and acquisitions, corporate finance and corporate governance, counseling a variety of clients including us beginning with our incorporation in 2001.  Mr. Cotronakis graduated with a B.A. in economics from Case Western Reserve University in 1992 and earned his Juris Doctorate from the Georgetown University Law Center in 1998.

We are a company wholly owned by Jacobs Investments, Inc. (“JII”), which in turn is owned by Jeffrey P. Jacobs and his family trusts which collectively own 100% of JII’s outstanding Class A and Class B shares.

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

•                                          a discussion of the overall objectives of our compensation program for executive officers; and

•                                          a discussion of all material components of compensation, particularly for the seven named executive officers listed in the Summary Compensation table.

Overview and Objectives

As described in Item 12 immediately below, we are a wholly owned subsidiary of a privately-held company, hence we have no publicly traded securities, nor any option or other equity based incentive programs for our executives or employees. Our Chairman and Chief Executive Officer, Jeffrey P. Jacobs, and trusts that he has established, own the equity securities of Jacobs Investments, Inc., the company that owns all of our equity securities.

During 2009, the total cash compensation to Jeffrey P. Jacobs is limited to an aggregate of $1 million per year under our credit agreements. As a result, most elements of our compensation plans discussed below do not include our CEO, Jeffrey P. Jacobs. However, as also discussed below, our sole shareholder nonetheless is entitled under our credit agreements to certain tax distributions since, as a Qualified Subchapter S-Corporation Subsidiary, our taxable income flows through and is taxed to it. Finally and also as discussed in detail in Item 13 below, Mr. Jeffrey P. Jacobs has received certain direct dividends from us and constructive dividends resulting from the accounting treatment required of certain related party transactions.

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

The design and effectiveness of compensation policies and programs are reviewed by our CEO periodically in light of general industry and peer trends, and recommendations for changes are made to the board of directors as deemed advisable by the CEO. The CEO reviews such compensation matters with our internal personnel. The role played by the CEO in this process is reasonable and appropriate because he is best suited to evaluate the performance of our executive personnel.

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

The following table sets forth information regarding the compensation paid by us to each of the following individuals for services rendered in all capacities for the years indicated:

Name and Principal Position(1)	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation (2)(3)	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Jeffrey P. Jacobs	2009	758,942	—					1,325,000	2,083,942
	2008	562,500	250,000					1,340,000	2,152,500
	2007	500,000	167,000					1,609,000	2,276,000

Stephen R. Roark	2009	485,571	—						485,571
	2008	457,816	133,000						590,816
	2007	406,134	129,188						535,322

Ian M. Stewart	2009	298,852	—						298,852
	2008	300,661	65,000						365,661
	2007	282,392	75,000						357,392

Michael T. Shubic	2009	361,175	—						361,175
	2008	339,094	98,000						437,094
	2007	314,192	93,303						407,495

Brett A. Kramer	2009	256,302	—						256,302
	2008	231,821	70,000						301,821
	2007	205,320	64,594						269,914

Stanley Politano	2009	181,226	—						181,226
	2008	171,440	49,000						220,440
	2007	159,239	47,369						206,608

Emanuel J. Cotronakis(4)	2009	188,077	—						188,077
	2008	—	—						—
	2007	—	—						—

(1)                                  See Item 10 above which describes the principal positions of the named executives.

(2)                                  See Item 13 below which describes consulting fees paid to Jacobs Investments Management Co., Inc., an affiliate of Mr. Jacobs.

(3)                                  Also see Director Compensation and Item 13 below that describe distributions to our owners during 2009, which directly and indirectly benefited our Chief Executive Officer.

(4)                                  Mr. Cotronakis assumed his positions effective July 31, 2009.

Employment Agreements

As of December 31, 2009, three of our executive officers are a party to an Executive Employment Agreement as follows:

			Base Salary
Name	Title	Effective Date	Year One	Year Two	Year Three

Michael T. Shubic	Chief Operating Officer	July 1, 2009	$350,000	$360,500	$371,315

Ian M. Stewart	President of Pari-Mutuel Wagering Operations	August 1, 2009	300,000	309,000	318,270

Emanuel J. Cotronakis	Executive Vice President, General Counsel and Assistant Secretary	July 31, 2009	400,000	425,000	450,000

All employment agreements are substantially identical except with respect to the amount of the executives’ respective salaries. Among the more important provisions of the agreements are the following:

(a)                                  the term of each agreement is approximately three years from its effective date;

(b)                                 the base salaries are set forth above; in addition, each executive is entitled to receive an annual bonus of up to 35% of his base salary if certain performance criteria (established each year) are met, and Mr. Cotronakis has a minimum annual bonus in an amount equal to 10% of his base salary;

(c)                                  the agreements provide that if the executive is terminated without cause, he is entitled to a lump sum payment equal to six month’s salary and a prorated portion of his bonus.  If the executive dies, his estate is entitled to a lump sum payment equal to one year’s salary and a prorated portion of his bonus. If there is a change in our control and the executive is not offered employment satisfactory to him, he is entitled to a lump sum payment equal to one and one-half year’s salary except in the case of Mr. Cotronakis who is entitled to a lump sum payment equal to three year’s salary; and

(d)                                 each agreement contains customary provisions regarding vacations, benefits, insurance, indemnification and expense reimbursements.

Director Compensation

We had two directors, Jeffrey P. Jacobs, who is also our CEO, and Richard E. Jacobs, his father. In 2008, Richard E. Jacobs was paid $187,500 for his service as a director. Effective October 15, 2008, Richard E. Jacobs resigned his position as a member of the Board of Directors of JEI. Our directors received no other compensation for their services as directors.  During 2009, no directors fees were paid.

As explained in Item 13 below, our stockholder received compensation from us in 2009 as a result of amounts accounted for as a distribution resulting from the sale of a certain Nautica Property. Additionally, annual distributions may be made to our owners in an aggregate amount not to exceed the greater of $1 million and 50% of consolidated net income as defined in our credit agreement and indenture. Distributions to our stockholder totaled $3,238,000 in 2009, including $2,238,000 for the purchase of Sugar Warehouse.

Finally, under the terms of our bank credit agreement and note indenture, we are allowed to make a tax distribution to our stockholder to cover the tax on our income which is taxable to our stockholder because of our Qualified Subchapter S-Corporation Subsidiary status.

Our director has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and based thereon, has recommended that it be included in this Annual Report on Form 10-K.

During 2009, there were no interlocking relationships between any member of our board of directors and any of our executive officers that would be required to be disclosed under Item 407(e)(4) of Regulation S-K.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 1, 2010, there were 1,500 shares of our common stock outstanding divided into 1,320 Class A shares and 180 Class B shares. The shares are equal in all respects except that each Class B share entitles the holder to 50,000 votes on each matter required to be voted upon by our shareholders. We have no equity compensation, stock option or similar plans relating to our equity securities. All 1,500 shares (100%) of our issued and outstanding common stock are owned by Jacobs Investments, Inc., a Delaware corporation (“JII”).

The following table sets forth certain information regarding the beneficial ownership of JII’s common stock as of March 1, 2010, for each stockholder who is known by us to own beneficially more than 5% of JII’s common stock.

	Number of Shares		Percentage
Stockholders of JII	Class A	Class B	Class A	Class B
Jeffrey P. Jacobs(1) Golden Bear Plaza East Tower 1170 U.S. Highway One, Suite 600 North Palm Beach, Florida 33408	528	—	40%	—

Jacobs Family Economic and Control Trusts(2) Hahn Loeser & Parks LLP 200 Public Square, Suite 2800 Cleveland, Ohio 44114	792	180	60%	100%

All executive officers and directors as a group	528	—	40%	—

(1)                                  Jeffrey P. Jacobs is our Chief Executive Officer, Secretary, Treasurer and Chairman of the Board.

(2)                                  The Jacobs Family Economic Trust owns 792 Class A shares and the Jacobs Family Control Trust owns 180 Class B shares. Both trusts are dynasty trusts established by Jeffrey P. Jacobs for the benefit of his current and future heirs and place certain restrictions on the transfer of the shares by the trustee. The current trustee of both trusts is Stanley R. Gorom III, a partner in the Cleveland, Ohio law firm of Hahn Loeser & Parks LLP. The trusts referred to herein are collectively referred to as the “Trusts.”

Item 13.                                                    Certain Relationships and Related Transactions, and Director Independence.

In order to assist us in our efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, we have a consulting agreement with Jacobs Investments Management Co. Inc. (“JIMCO”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two other persons. Under this agreement, we make payments of $1.25 million per year payable in installments of $625,000 each on January 1st and July 1st plus 2.5% of budgeted development costs for projects undertaken by us, if certain debt covenant ratios are met. Totals expenses incurred under this agreement with JIMCO were $1,325,000, $1,340,000 and $1,609,000 for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, these transactions resulted in net payables to affiliates totaling $625,000.

We also have payables to affiliates totaling $113,000 at December 31, 2009 to the R.E. Jacobs Group, an affiliate, for JEI-related airplane usage during 2009.  Total expenses incurred to the R.E. Jacobs Group were $113,000, $0 and $0 for the years ended December 31, 2009, 2008 and 2007, respectively.

We allocate management, accounting and overhead costs incurred by JEI to various truck stops owned by Gameco Holdings, Inc. (“Gameco”), another wholly owned subsidiary of JII. These costs totaled $1,101,000,

$1,157,000, and $1,035,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Additionally, we provide shared services such as gasoline and diesel fuel and repair parts purchased by Gameco. These transactions result in receivables from and payables to our affiliates. As of December 31, 2009, these transactions resulted in net receivables from affiliates totaling $390,000, and as of December 31, 2008, these transactions resulted in net payables to affiliates totaling $210,000. We expect to continue to render management and accounting services to Gameco in the future. We believe the fees paid to us are no less favorable to us than those that would be paid to unaffiliated vendors.

Beginning in November 2009, the ownership of the video poker machines and the related repair parts inventory used by the Jalou truck plazas was transferred to a related party, Jalou Device Owner, L.P. (“Device Owner”), of which Gameco owns 49% and is its general partner and two Louisiana residents own 51% and are the limited partners.  As of December 31, 2009, the transfer of the repair parts inventory from us to Device Owner resulted in net receivables from affiliates totaling $588,000.

We also have receivables from other affiliates totaling $34,000 at December 31, 2009.

We may invest up to $3 million per year in private or publicly traded securities of unaffiliated companies. These investments may be selected and managed by JII, provided that under our senior credit agreement our pro forma consolidated leverage ratio (ratio of our total pro forma debt to our pro forma EBITDA) must be 5.0 to 1.0 or less after giving effect to any such investment and provided that under our note indenture our fixed charge coverage ratio (ratio of our Consolidated EBITDA to our fixed charges, primarily interest) was at least 2.0 to 1.0 for the preceding four quarter period; and provided further that to the extent that less than $3.0 million in the aggregate of such investments are made in any fiscal year, the unused amount may be used in the succeeding fiscal year, subject to the pro forma leverage condition just discussed. Furthermore, we may invest an aggregate amount not to exceed $5.0 million at any time outstanding.  At December 31, 2009, we had invested $7,943,000 (cost) in the securities of an unaffiliated public company; the market value of such securities at December 31, 2009 was $1,058,000.

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

During March 2008, we exercised our option to acquire one of these parcels referred to as “Lot D.”  On April 1, 2008, we purchased this parcel for $800,000, which was accounted for as a distribution to our stockholder.  The company that owned this parcel of land and parking lot business was wholly owned by our Chairman and Chief Executive Officer (“CEO”). The net assets acquired were $131,000, resulting in an effective net distribution of $669,000. Additionally, on January 15, 2009, we exercised our option to acquire another of these parcels referred to as “Sugar Warehouse,” and on January 21, 2009, we purchased this parcel for $2,450,000 from the limited partnership that owned this building.  An affiliate (“Affiliate”) of our CEO owned 82% of the general partner interests and 16.4% of the limited partner interests of the seller.  A distribution of $2,238,000 was recorded on the acquisition date for the portion of the purchase price attributable to our CEO, and the net assets acquired were $1,721,000.

The option agreements give us the right until July 2010 to purchase one of the remaining parcels and the right to purchase or enter into long-term leases on the remaining three parcels. We expect to either exercise or extend these options prior to their expiration.  Our CEO owns varying interests in three of the four remaining parcels.

Although we may elect not to exercise all the options unless casino gaming opportunities arise, we nonetheless have the right to acquire all or part of the Nautica Properties for other purposes. If casino gaming is not legalized on the Nautica Properties but we decide to exercise our options, the aggregate purchase price would be approximately $3.0 million for one of the parcels and the aggregate annual lease payments on the remaining three parcels would be approximately $355,000. If all four remaining parcels are purchased and none leased, the total purchase price would be approximately $6.55 million, less any aggregate option payments previously made. The purchase price and rent payments would be increased based on independent appraisals of the land and improvement values if, in the future, casino gaming were to become legalized in Ohio and a casino is licensed on the Nautica Properties.

Director Independence

We are a privately held company wholly owned by Jacobs Investments, Inc. which in turn is owned beneficially by our director, Jeffrey P. Jacobs, who is also our Chief Executive Officer and two trusts created by him. Therefore, our board of directors is not independent, nor are any independence standards applicable to us as a result of stock exchange or any other self regulatory organization’s requirements. Mr. Jacobs approves all transactions required to be reported under this Item giving due regard to the covenants in our bank credit agreement and in our note indenture.

Item 14.                                                    Principal Accountant Fees and Services.

Fees paid to our registered public accounting firm for the last two years were as follows:

	Year Ended
	December 31,
	2009	2008
Audit fees	$1,428,000	$1,100,000
Audit related fees*	30,000	29,000
Tax fees**	388,000	334,000
All other fees	21,000	122,000

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

(b)                                 Exhibits

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of Gameco, Inc.	S-4	333-88242	3.1	May 14, 2002

3.2	By-Laws of Gameco, Inc.	S-4	333-88242	3.2	May 14, 2002

3.3	Articles of Incorporation of Black Hawk Gaming & Development Company, Inc.	S-4	333-88242	3.3	May 14, 2002

3.4	Bylaws of Black Hawk Gaming & Development Company, Inc.	S-4	333-88242	3.4	May 14, 2002

3.5	Articles of Incorporation of Gold Dust West Casino, Inc.	S-4	333-88242	3.5	May 14, 2002

3.6	Code of By-laws of Gold Dust West Casino, Inc.	S-4	333-88242	3.6	May 14, 2002

3.7	Articles of Organization of Black Hawk/Jacobs Entertainment, LLC.	S-4	333-88242	3.7	May 14, 2002

3.8	Operating Agreement of Black Hawk/Jacobs Entertainment, LLC.	S-4	333-88242	3.8	May 14, 2002

3.9	Joint Venture Agreement of Gilpin Hotel Venture.	S-4	333-88242	3.9	May 14, 2002

3.10	Articles of Incorporation of Gilpin Ventures, Inc.	S-4	333-88242	3.10	May 14, 2002

3.11	By-Laws of Gilpin Ventures, Inc.	S-4	333-88242	3.11	May 14, 2002

3.12	Articles of Incorporation of Winner’s Choice Casino, Inc., now Cash Magic Winner’s Choice, LLC.	S-4	333-88242	3.14	May 14, 2002

3.13	By-Laws of Winner’s Choice Casino, Inc., now Cash Magic Winner’s Choice, LLC.	S-4	333-88242	3.15	May 14, 2002

3.14	Articles of Organization of Houma Truck Plaza & Casino, L.L.C.	S-4	333-88242	3.18	May 14, 2002

3.15	Articles of Organization of Jalou-Cash’s L.L.C.	S-4	333-88242	3.19	May 14, 2002

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
3.16	Articles of Organization of Lucky Magnolia Truck Stop and Casino, L.L.C.	S-4	333-88242	3.21	May 14, 2002

3.17	Articles of Organization of Bayou Vista Truck Plaza and Casino, L.L.C.	S-4	333-88242	3.22	May 14, 2002

3.18	Articles of Organization of Raceland Truck Plaza and Casino, L.L.C.	S-4	333-88242	3.23	May 14, 2002

3.19	Articles of Organization of JACE, LLC.	S-4	333-88242	3.24	May 14, 2002

3.20	Certificate of Amendment of Certificate of Incorporation of Gameco, Inc.	S-4A	333-88242	3.25	August 8, 2002

3.21	Amended and Restated Certificate of Limited Partnership of Colonial Downs, L.P.	S-4A	333-88242	3.26	August 8, 2002

3.22	Limited Partnership Agreement of Colonial Downs, L.P.	S-4A	333-88242	3.27	August 8, 2002

3.23	Amended and Restated Articles of Incorporation of Colonial Downs Holdings, Inc.	S-4A	333-88242	3.28	August 8, 2002

3.24	Amendment to Articles of Incorporation of Colonial Downs Holdings, Inc.	S-4A	333-88242	3.29	August 8, 2002

3.25	Bylaws of Colonial Downs Holdings, Inc.	S-4A	333-88242	3.30	May 14, 2002

3.26	Articles of Incorporation of Stansley Racing Corp.	S-4A	333-88242	3.31	August 8, 2002

3.27	Articles of Amendment to the Articles of Incorporation of Stansley Racing Corp.	S-4A	333-88242	3.32	August 8, 2002

3.28	Bylaws of Stansley Racing Corp.	S-4A	333-88242	3.33	August 8, 2002

3.29	Amendment to the Operating Agreement of Black Hawk/Jacobs Entertainment, LLC.	S-4A	333-88242	3.35	August 8, 2002

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith

3.30	Amendment to the Certificate of Incorporation of Gameco, Inc.	S-4A	333-88242	3.36	August 8, 2002

3.31	Articles of Organization of Jalou Breaux Bridge, LLC dated January 29, 2003.	10-K	333-88242	3.37	March 28, 2005

3.32	Articles of Organization of Jalou Eunice, LLC dated March 27, 2003.	10-K	333-88242	3.38	March 28, 2005

3.33	Articles of Organization of Jalou of Jefferson, LLC dated September 23, 2003.	10-K	333-88242	3.39	March 28, 2005

3.34	Certificate of Amendment of Certificate of Incorporation of Jacobs Entertainment, Inc. dated September 27, 2005.	10-Q	333-88242	3.40	November 14, 2005

3.35	Articles of Incorporation of Jacobs Piñon Plaza Entertainment, Inc. dated November 2, 2005.	10-Q	333-88242	3.41	November 14, 2005

3.36	Bylaws of Jacobs Piñon Plaza Entertainment, Inc. dated November 8, 2005.	S-4	333-136066	3.41(A)	July 27, 2006

3.37	Articles of Organization of Fuel Stop 36, LLC dated August 24, 1989.	S-4	333-136066	3.42	July 27, 2006

3.38	Articles of Organization of Jalou of Larose, LLC dated November 3, 2005, now Cash Magic Larose, LLC.	S-4	333-136066	3.43	July 27, 2006

3.39	Articles of Incorporation of Jacobs Elko Entertainment, Inc.	S-4	333-136066	3.44	July 27, 2006

3.40	Bylaws of Jacobs Elko Entertainment, Inc.	S-4	333-136066	3.45	July 27, 2006

3.41	Articles of Organization of Jalou Diamond L.L.C.	S-4	333-136066	3.48	July 27, 2006

3.42	Limited Liability Company Agreement of Jalou Diamond L.L.C.	S-4	333-136066	3.49	July 27, 2006

3.43	Articles of Organization of Jalou Magic L.L.C. (nka Cash Magic	S-4	333-136066	3.50	July 27, 2006

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
	Vinton, LLC).

3.44	Limited Liability Company Agreement of Jalou Magic L.L.C. (nka Cash Magic Vinton, LLC).	S-4	333-136066	3.51	July 27, 2006

3.45	Articles of Organization of Jalou of Vinton-Bingo, LLC.	S-4	333-136066	3.52	July 27, 2006

3.46	Limited Liability Company Agreement of Jalou of Vinton-Bingo, LLC.	S-4	333-136066	3.53	July 27, 2006

3.47	Articles of Organization of Jalou of Vinton, LLC.	S-4	333-136066	3.54	July 27, 2006

3.48	Limited Liability Company Agreement of Jalou of Vinton, LLC.	S-4	333-136066	3.55	July 27, 2006

3.49	Articles of Organization of Jalou of St. Helena, LLC (nka Cash Magic St. Helena, LLC).	S-4	333-136066	3.56	July 27, 2006

3.50	Limited Liability Company Agreement of Jalou of St. Helena, LLC (nka Cash Magic St. Helena, LLC).	S-4	333-136066	3.57	July 27, 2006

3.51	Amended and Restated Articles of Incorporation of Jacobs Piñon Plaza Entertainment, Inc.	S-4	333-136066	3.58	July 27, 2006

3.52	Articles of Organization of Jalou of St. Martin, L.L.C.	S-4	333-136066	3.59	July 27, 2006

3.53	Limited Liability Company Agreement of Jalou of St. Martin, L.L.C.	S-4	333-136066	3.60	July 27, 2006

3.54	Operating Agreement of Houma Truck Plaza Stop and Casino, L.L.C.	S-4	333-136066	3.62	July 27, 2006

3.55	Limited Liability Company Agreement of Jalou-Cash’s L.L.C.	S-4	333-136066	3.63	July 27, 2006

3.56	Limited Liability Company Agreement of Lucky Magnolia Truck Stop and Casino, L.L.C.	S-4	333-136066	3.64	July 27, 2006

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
3.57	Limited Liability Company Agreement of Bayou Vista Truck Plaza and Casino, L.L.C.	S-4	333-136066	3.65	July 27, 2006

3.58	Limited Liability Company Agreement of Raceland Truck Plaza and Casino, L.L.C.	S-4	333-136066	3.66	July 27, 2006

3.59	Limited Liability Company Agreement of Jalou Breaux Bridge, LLC.	S-4	333-136066	3.67	July 27, 2006

3.60	Limited Liability Company Agreement of Jalou of Eunice, LLC.	S-4	333-136066	3.68	July 27, 2006

3.61	Limited Liability Company Agreement of Jalou of Jefferson, LLC.	S-4	333-136066	3.69	July 27, 2006

3.62	Limited Liability Company Agreement of Jalou of Larose, LLC (nka Cash Magic Larose, LLC).	S-4	333-136066	3.70	July 27, 2006

3.63	Articles of Organization of Colonial Downs, LLC.	S-4	333-136066	3.71	July 27, 2006

3.64	Operating Agreement of Colonial Downs, LLC.	S-4	333-136066	3.72	July 27, 2006

3.65	Articles of Organization of JRJ Properties, LLC.	S-4	333-136066	3.73	July 27, 2006

3.66	Limited Liability Company Agreement of JRJ Properties, LLC.	S-4	333-136066	3.74	July 27, 2006

3.67	Articles of Organization of Virginia Concessions, LLC.	S-4	333-136066	3.75	July 27, 2006

3.68	Amended and Restated Operating Agreement of Virginia Concessions, LLC.	S-4	333-136066	3.76	July 27, 2006

3.69	Articles of Amendment to the Articles of Incorporation of Old Dominion Racing Association, Inc.	S-4	333-136066	3.77A	July 27, 2006

3.70	Articles of Amendment to the Articles of Incorporation of Old Dominion Racing Association,	S-4	333-136066	3.77B	July 27, 2006

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
	Inc.

3.71	Articles of Amendment to the Articles of Incorporation of Old Dominion Jockey Club, Inc.	S-4	333-136066	3.77C	July 27, 2006

3.72	Articles of Amendment to the Articles of Incorporation of Maryland-Virginia Racing Circuit, Inc.	S-4	333-136066	3.77D	July 27, 2006

3.73	Articles of Organization of Jalou Fox, LLC dated November 14, 2005.	8-K	333-88242	3.78	September 6, 2007

3.74	Limited Liability Company Agreement of Jalou Fox, LLC dated September 1, 2005.	8-K	333-88242	3.79	September 6, 2007

3.75	Articles of Organization of Jalou Silver Dollar, LLC.	10-K	333-88242	3.80	March 26, 2008

3.76	Limited Liability Company Agreement of Jalou Silver Dollar, LLC.	10-K	333-88242	3.81	March 26, 2008

3.77	Certificate of Incorporation of Jacobs Nautica Development, Inc.	10-Q	333-88242	3.82	May 13, 2008

3.78	Bylaws of Jacobs Nautica Development, Inc.	10-Q	333-88242	3.83	May 13, 2008

3.79	Certificate of Formation of Diamondhead Real Estate, LLC.	10-K	333-88242	3.84	March 18, 2009

3.80	Limited Liability Company Agreement of Diamondhead Real Estate, LLC.	10-K	333-88242	3.85	March 18, 2009

3.81	Articles of Organization of JEI Distributing, LLC.	10-K	333-88242	3.86	March 18, 2009

3.82	Limited Liability Company Agreement of JEI Distributing, LLC.	10-K	333-88242	3.87	March 18, 2009

3.83	Certificate of Incorporation of Jacobs Sugar Warehouse, Inc.	10-K	333-88242	3.88	March 18, 2009

3.84	Bylaws of Jacobs Sugar Warehouse, Inc.	10-K	333-88242	3.89	March 18, 2009

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
4.1	Trust Indenture Agreement by and between Jacobs Entertainment, Inc. and Wells Fargo Bank, as Trustee, dated June 16, 2006.	8-K	333-88242	4.1	March 23, 2006

4.2	Registration Rights Agreement by and between Jacobs Entertainment, Inc. and Credit Suisse Securities (USA) LLC, CIBC World Markets Corp., Libra Securities, LLC, Wells Fargo Securities, LLC and KeyBanc Capital Markets, a Division of McDonald Investments Inc., as the initial purchasers, dated June 16, 2006.	8-K	333-88242	4.2	March 23, 2006

4.3	Pledge Agreement dated as of June 16, 2006 by and among Jacobs Entertainment, Inc., Black Hawk Gaming & Development Company, Inc. and Credit Suisse, Cayman Islands Branch.	S-4	333-136066	4.3	July 27, 2006

4.4	Guarantee Agreement dated as of June 16, 2006, by and among Jacobs Entertainment, Inc., certain of the subsidiaries of Jacobs Entertainment, Inc. and Credit Suisse, Cayman Islands Branch.	S-4	333-136066	4.4	July 27, 2006

4.5	Security Agreement dated as of June 16, 2006, made by Jacobs Entertainment, Inc. and each of the guarantors listed on the signature pages or from time to time a party by execution of a joinder agreement, as pledgors, assignors and debtors in favor of Credit Suisse, Cayman Islands Branch, in its capacity as collateral agent for the Secured Parties pursuant to the Credit Agreement.	S-4	333-136066	4.5	July 27, 2006

4.6	Contribution Agreement dated June 16, 2006, by and among Jacobs Entertainment, Inc. and affiliates of Jacobs	S-4	333-136066	4.6	July 27, 2006

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
	Entertainment, Inc.

4.7	Custodian Agreement dated as of June 16, 2006, by and between Dunham Trust Company, 1 East Liberty Street, Sixth Floor, Reno, NV 89504, as custodian, Credit Suisse, Cayman Islands Branch as Collateral Agent under the Credit Agreement, Jacobs Entertainment, Inc., as the Borrower under the Credit Agreement and Blackhawk Gaming & Development Company, Inc.	S-4	333-136066	4.7	July 27, 2006

4.8	Form of Jacobs Entertainment, Inc. 9.75% Rule 144A Global Note due 2014.	S-4	333-136066	4.8	July 27, 2006

4.9	Form of Jacobs Entertainment, Inc. 9.75% Regulation S Global Note due 2014.	S-4	333-136066	4.9	July 27, 2006

4.10	Form of Jacobs Entertainment, Inc. 9.75% IAI Global Note due 2014.	S-4	333-136066	4.10	July 27, 2006

4.11	Intercompany Note dated as of June 16, 2006 by and among Jacobs Entertainment, Inc., and Credit Suisse, Cayman Islands Branch.	S-4	333-136066	4.11	July 27, 2006

4.12	Purchase Agreement dated June 9, 2006 by and among Jacobs Entertainment, Inc. and Credit Suisse Securities (USA) LLC, on behalf of the purchasers of the $210,000,000 9.75% Senior Notes.	S-4	333-136066	4.12	July 27, 2006

4.13	Pledge Agreement dated June 16, 2006 by and among Jacobs Entertainment, Inc., Black Hawk Gaming & Development Company, Inc. and Canadian Imperial Bank of Commerce, acting through its New York Agency.	S-4	333-136066	4.13	July 27, 2006

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
10.1	Deed of Lease dated May 8, 2003 between Haynes Chippenham Plaza, LLC and Colonial Downs, L.P.	10-K	333-88242	10.1	March 29, 2004

10.2	Asset Purchase Agreement dated November 2, 2005 among Capital City Entertainment, Inc. and Jacobs Piñon Plaza Entertainment, Inc.	10-Q	333-88242	10.2	November 14, 2005

10.3	Piñon Plaza Ground Lease dated June 26, 2006 by and between Clark G. Russell and Jean M. Russell, Trustees of The Clark and Jean Russell Family Trust and Jacobs Entertainment, Inc.	S-4	333-136066	10.3	July 27, 2006

10.4	Triple Net Lease dated November 14, 2005 among Route 225 Investments, LLC and Jacobs Entertainment, Inc.	8-K	333-88242	10.4	November 15, 2005

10.5	Shopping Center Lease dated February 28, 2005 between Jay F. Wilks, Trustee under Indenture dated December 20, 1976 by and between Herbert Cashvan and Marvin Simon, as Settlors, and Jay F. Wilks as Trustee, and Colonial Downs, L.P.	8-K	333-88242	10.7	March 23, 2006

10.6	Membership Interests Purchase Agreement dated May 16, 2006 by and between Gameco Holdings, Inc. and Jacobs Entertainment, Inc.	S-4	333-136066	10.9	July 27, 2006

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
10.7

Asset Purchase Agreement dated May 17, 2006 between Feliciana Ventures, Inc., Forest Gold Truck Plaza and Casino, L.L.C., St. Helena Express & Casino, L.L.C., Seabuckle Gaming, Inc., Janice M. Penn and Minnie L. Hughes, as Sellers, Claude M. Penn, Jr., and Gameco Holdings, Inc. as Purchaser. (Assigned as to St. Helena to Jacobs Entertainment, Inc.).

		S-4	333-136066	10.10A	July 27, 2006

10.8

First Amendment to Asset Purchase Agreement dated July 12, 2006 between Feliciana Ventures, Inc., Forest Gold Truck Plaza and Casino, L.L.C., St. Helena Express & Casino, L.L.C., Seabuckle Gaming, Inc., Janice M. Penn and Minnie L. Hughes, as Sellers, Claude M. Penn, Jr., and Gameco Holdings, Inc. as Purchaser. (Assigned as to St. Helena to Jacobs Entertainment, Inc.).

		S-4	333-136066	10.10B	July 27, 2006

10.9	Credit Agreement by and between Jacobs Entertainment, Inc., Credit Suisse Securities (USA) LLC and CIBC World Markets Corp., as Joint Lead Arrangers and Joint Bookrunners, and CIBC World Markets Corp., as Syndication Agent, and Wells Fargo Bank, National Association, as Documentation Agent and Swingline Lender, and CIT Lending Services Corporation, as Documentation Agent, and Credit Suisse, Cayman Islands Branch, as Issuing Bank, Administrative Agent and Collateral Agent, dated June 16, 2006.	8-K	333-88242	10.11	June 22, 2006

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
10.10	Consulting Agreement dated January 1, 2006 and amended June 16, 2006, by and among Jacobs Entertainment, Inc. and Jacobs Investments Management Co., Inc.	S-4	333-136066	10.12	July 27, 2006

10.11	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Nautica Phase 2 Limited Partnership.	S-4	333-136066	10.14	July 27, 2006

10.12	Option Agreement dated April 18, 2006 between Jacobs Entertainment, Inc. and Flats Development, Inc.	S-4	333-136066	10.16	July 27, 2006

10.13	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Sycamore & Main, Inc.	S-4	333-136066	10.17	July 27, 2006

10.14	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Nautica Peninsula Land Limited Partnership.	S-4	333-136066	10.18	July 27, 2006

10.15	Lease and Option to Purchase Agreement dated June 21, 2006 by and between Curray Corporation, Texas Pelican, LLC and Jalou of Vinton, LLC.	S-4	333-136066	10.20	July 27, 2006

10.16	Membership Interests Purchase Agreement dated August 20, 2007 by and between Gameco Holdings, Inc. and Jacobs Entertainment, Inc.	8-K	333-88242	10.28	September 6, 2007

10.17	Amendment No. 1 dated May 4, 2007 to Credit Agreement among Jacobs Entertainment, Inc. and various lenders.	8-K	333-88242	10.28A	May 10, 2007

10.18	Asset Purchase Agreement dated October 4, 2006 regarding the Silver Dollar Truck Plaza.	10-K	333-88242	10.29	March 26, 2008

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
10.19	Purchase Agreement dated March 14, 2008 regarding Jacobs Lot D, Inc.	10-Q	333-88242	10.30	May 13, 2008

10.20	Amendment No. 2 dated February 5, 2009 to Credit Agreement among Jacobs Entertainment, Inc. and various lenders.	8-K	333-88242	10.31	February 6, 2009

10.21	Executive Employment Agreement between Jacobs Entertainment, Inc. and Emanuel J. Cotronakis signed August 21, 2009.	8-K	333-88242	10.32	August 24, 2009

10.22	Executive Employment Agreement between Jacobs Entertainment, Inc. and Michael T. Shubic signed September 23, 2009.	8-K	333-88242	10.33	September 29, 2009

10.23	Executive Employment Agreement between Jacobs Entertainment, Inc. and Ian M. Stewart signed September 23, 2009.	8-K	333-88242	10.34	September 29, 2009

10.24	Marketer Franchise Agreement between JEI Distributing, LLC and CITGO Petroleum Corporation dated as of December 21, 2009.	8-K	333-88242	10.35	January 13, 2010

10.25	Unbranded Rack Sales Agreement between JEI Distributing, LLC and CITGO Petroleum Corporation dated as of December 21, 2009.	8-K	333-88242	10.36	January 13, 2010

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
10.26	Addendum to Unbranded Rack Sales Agreement between JEI Distributing, LLC and CITGO Petroleum Corporation dated as of December 21, 2009.	8-K	333-88242	10.37	January 13, 2010

12	Computation of Ratio of Earnings to Fixed Charges.					X

14	Code of Ethics (as revised).	10-K	333-88242	14.1	March 26, 2008

21.2	Subsidiaries of Jacobs Entertainment, Inc.					X

25.1	Statement of Eligibility of Trustee on Form T-1.	S-4	333-136066	25.1	July 27, 2006

31.1	Chief Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Chief Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACOBS ENTERTAINMENT, INC.

By:	/s/ JEFFREY P. JACOBS
Jeffrey P. Jacobs
Chief Executive Officer

By:	/s/ BRETT A. KRAMER
Brett A. Kramer
Chief Financial Officer

Date: March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY P. JACOBS	Chairman of the Board of Directors and Chief	March 30, 2010
Jeffrey P. Jacobs	Executive Officer (Principal Executive Officer)

/s/ BRETT A. KRAMER	Chief Financial Officer	March 30, 2010
Brett A. Kramer	(Principal Financial and Accounting Officer)

Jacobs Entertainment, Inc.

Consolidated Financial Statements as of December 31, 2009 and 2008, and for the Years Ended December 31, 2009, 2008 and 2007, and Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Jacobs Entertainment, Inc.
Golden, Colorado

We have audited the accompanying consolidated balance sheets of Jacobs Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jacobs Entertainment, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 30, 2010

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 and 2008

(Dollars in thousands)

	2009	2008 (As adjusted, see Note 4)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,201	$21,879
Restricted cash	1,121	1,423
Accounts receivable, net of allowance for doubtful accounts of $910 and $740, respectively	2,952	3,157
Due from affiliates	1,012	—
Inventory	3,039	3,421
Prepaid expenses and other current assets	2,875	2,951
Total current assets	35,200	32,831
PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	59,768	59,451
Buildings and improvements	190,236	185,453
Equipment, furniture and fixtures	95,125	87,432
Leasehold improvements	3,201	3,087
Construction in progress	594	945
	348,924	336,368
Less accumulated depreciation	(106,278)	(89,986)
Property, plant and equipment, net	242,646	246,382
OTHER NONCURRENT ASSETS:
Goodwill	46,471	46,471
Identifiable intangible assets, net	8,173	9,192
Debt issue costs, net	5,695	6,795
Investment in equity securities	1,058	1,367
Other assets	1,406	1,439
Total other noncurrent assets	62,803	65,264
TOTAL	$340,649	$344,477

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,347	$8,003
Accrued expenses	15,936	18,457
Due to affiliates	738	210
Current portion of long-term debt and capital lease obligations	2,117	1,360
Total current liabilities	25,138	28,030

Long-term debt and capital lease obligations	289,767	290,020
Other noncurrent liabilities	1,011	891
Total liabilities	315,916	318,941
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDER’S EQUITY:
Class A Common stock, $.01 par value; 1,800 shares authorized, 1,320 shares issued and outstanding as of December 31, 2009 and 2008	—	—
Class B Common stock, $.01 par value; 200 shares authorized, 180 shares issued and outstanding as of December 31, 2009 and 2008	—	—
Additional paid-in capital	28,843	31,139
Accumulated deficit	(4,110)	(5,815)
Total stockholder’s equity of Jacobs Entertainment, Inc.	24,733	25,324
Noncontrolling interest	—	212
Total stockholder’s equity	24,733	25,536
TOTAL	$340,649	$344,477

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

(Dollars in thousands)

	2009	2008 (As adjusted, see Note 4)	2007 (As adjusted, see Note 4)
REVENUES
Gaming:
Casino	$139,766	$139,492	$144,656
Truck stop	62,983	67,590	64,322
Pari-mutuel	32,276	38,657	41,309
Food and beverage	29,781	30,736	29,260
Convenience store—fuel	60,659	97,021	81,329
Convenience store—other	12,460	12,908	11,133
Hotel	3,607	4,101	4,415
Other	6,131	6,399	5,853
Total revenues	347,663	396,904	382,277
Less: Promotional allowances	(34,301)	(33,718)	(31,953)
Net revenues	313,362	363,186	350,324

COSTS AND EXPENSES
Gaming:
Casino	47,348	46,809	48,427
Truck stop	38,784	40,990	37,954
Pari-mutuel	26,077	31,172	32,977
Food and beverage	13,521	15,417	16,416
Convenience store—fuel	57,139	90,714	77,269
Convenience store—other	15,179	17,222	15,175
Hotel	865	1,038	1,115
Marketing, general and administrative	65,783	68,889	69,704
Unrealized loss on change in fair value of investment in equity securities	309	6,577	—
Goodwill impairment	—	199	—
Abandonment costs	—	829	—
Depreciation and amortization	21,482	20,109	18,270

Total costs and expenses	286,487	339,965	317,307

OPERATING INCOME	26,875	23,221	33,017

Interest income	26	194	345
Interest expense, net of amounts capitalized	(25,196)	(27,452)	(28,453)

NET INCOME (LOSS)	1,705	(4,037)	4,909

Net (income) loss attributable to the noncontrolling interest	—	(71)	73

NET INCOME (LOSS) ATTRIBUTABLE TO JACOBS ENTERTAINMENT, INC.	$1,705	$(4,108)	$4,982

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

(Dollars in thousands)

	Jacobs Entertainment, Inc. Stockholder
	Common Stock*	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Comprehensive Income (Loss)	Total
BALANCES, JANUARY 1, 2007 (As adjusted, see Note 4)	$—	$36,499	$(2,716)	$1,999	$214	$—	$35,996
Capital contribution		8,910					8,910
Distributions		(12,470)	(3,973)				(16,443)
Comprehensive income (loss):
Change in fair value of equity securities available-for-sale				(4,418)		(4,418)	(4,418)
Net income (loss) (As adjusted, see Note 4)			4,982		(73)	4,909	4,909
Total comprehensive income (As adjusted, see Note 4)						491	491
BALANCES, DECEMBER 31, 2007 (As adjusted, see Note 4)	$—	$32,939	$(1,707)	$(2,419)	$141	$—	$28,954
Distributions		(1,800)					(1,800)
Comprehensive income (loss):
Change in fair value of equity securities				2,419		2,419	2,419
Net (loss) income (As adjusted, see Note 4)			(4,108)		71	(4,037)	(4,037)
Total comprehensive loss (As adjusted, see Note 4)						(1,618)	(1,618)
BALANCES, DECEMBER 31, 2008 (As adjusted, see Note 4)	$—	$31,139	$(5,815)	$—	$212	$—	$25,536
Capital contribution		942					942
Distributions		(3,238)					(3,238)
Acquisition of noncontrolling interest					(212)		(212)
Net income **			1,705			1,705	1,705
BALANCES, DECEMBER 31, 2009	$—	$28,843	$(4,110)	$—	$—	$1,705	$24,733

*                 The par value amount of the Jacobs Entertainment, Inc. 1,320 shares of Class A common stock and 180 shares of Class B common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 due to rounding.

**          For the year ended December 31, 2009, comprehensive income is equal to net income and is entirely attributable to the Jacobs Entertainment, Inc. stockholder.

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

(Dollars in thousands)

	2009	2008 (As adjusted, see Note 4)	2007 (As adjusted, see Note 4)
OPERATING ACTIVITIES:
Net income (loss)	$1,705	$(4,037)	$4,909
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,482	20,109	18,270
Goodwill impairment	—	199	—
Unrealized loss on change in fair value of investment in equity securities	309	6,577	—
Loss (gain) on sale of equipment	203	240	(115)
Deferred financing cost amortization	1,655	1,481	1,510
Noncash abandonment costs	—	782	—
Other	9	(75)	55
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	302	(25)	(447)
Accounts receivable, net	15	607	1,088
Inventory	(125)	(93)	(608)
Prepaid expenses and other assets	77	23	133
Accounts payable	(1,861)	2,692	1,494
Accrued expenses and other noncurrent liabilities	(1,855)	(2,511)	858
Due from/to affiliates	(7)	(385)	1,926
Net cash provided by operating activities	21,909	25,584	29,073
INVESTING ACTIVITIES:
Additions to property, plant and equipment	(16,104)	(17,208)	(28,339)
Proceeds from sale of equipment	389	370	280
Purchase of device rights	(967)	(900)	(1,002)
Acquisition of truck stop, net of cash acquired	—	—	(4,234)
Acquisition of noncontrolling interest	(212)	—	—
Net cash used in investing activities	(16,894)	(17,738)	(33,295)
FINANCING ACTIVITIES:
Payments to obtain financing	(555)	—	(342)
Proceeds from long-term debt	—	—	585
Proceeds from revolving line of credit	29,463	20,038	38,500
Payments on long-term debt	(1,363)	(1,702)	(1,942)
Payments on revolving line of credit	(27,000)	(27,000)	(15,000)
Distributions to stockholder	(3,238)	(1,800)	(17,443)
Net cash (used in) provided by financing activities	(2,693)	(10,464)	4,358
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,322	(2,618)	136
CASH AND CASH EQUIVALENTS—Beginning of year	21,879	24,497	24,361
CASH AND CASH EQUIVALENTS—End of year	$24,201	$21,879	$24,497
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$23,622	$26,173	$27,666
Non-cash investing and financing activities:
Capital contribution exchanged for retirement of liabilities paid by affiliate	$942	$—	$8,910
Non-cash additions to property	$1,193	$988	$2,386
Acquisition of property under capital lease agreements	$—	$—	$40

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 and 2008, AND FOR THE
YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
(Dollars in thousands)

1.                   BUSINESS AND ORGANIZATION

Jacobs Entertainment, Inc. (“JEI,” the “Company,” “us,” “our,” or “we”) was formed on April 17, 2001 to become a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Nevada, Louisiana, and Virginia.  We are a wholly-owned subsidiary of Jacobs Investments, Inc. (“JII”) and a Qualified Subchapter S-Corporation Subsidiary under the Internal Revenue Code of 1986, as amended.  Jeffrey P. Jacobs, our Chief Executive Officer (“CEO”),  and his family trusts own 100% of JII’s outstanding Class A and Class B shares.  These persons and their affiliates are referred to herein as “Jacobs.” We have four reportable segments (Colorado, Nevada, Virginia and Louisiana), as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting.  See Note 15.

As of December 31, 2009, we owned and operated five casinos through wholly-owned subsidiaries.  Our casinos include The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Hotel Casino (“Gilpin”), both in Black Hawk, Colorado, the Gold Dust West Casino (“Gold Dust West-Reno”) in Reno, Nevada, the Gold Dust West-Carson City (“Gold Dust West-Carson City”) in Carson City, Nevada and the Gold Dust West-Elko (“Gold Dust West-Elko”) in Elko, Nevada, which opened on March 5, 2007.  JEI also owns and operates 18 truck plaza video gaming facilities in Louisiana, which are collectively referred to as “Jalou,” “truck stops” or “truck plazas.”  We also receive a percentage of gaming revenue from an additional truck plaza video gaming facility.  Finally, JEI owns and operates a horse racing track with eight satellite wagering facilities in Virginia through a wholly-owned subsidiary, Colonial Holdings, Inc. (“Colonial”).

On September 4, 2007, we acquired one truck plaza video gaming facility in Louisiana, which was previously owned by another JII subsidiary.  Additionally, on April 1, 2008, we acquired a parcel of land referred to as “Lot D” in what we call the Nautica Properties area in Cleveland, Ohio.  The company that owned this parcel of land and parking lot business was wholly owned by our CEO. Furthermore, on January 21, 2009, we acquired a second Nautica Properties parcel referred to as “Sugar Warehouse” from a limited partnership controlled by our CEO.  The purchases of these three businesses were accounted for as combinations of entities under common control.  Our 2008 and 2007 financial statements were previously adjusted to include the operations of the truck plaza and Lot D acquisitions from January 1, 2007 to their respective acquisition dates.  The accompanying consolidated financial statements have been retroactively adjusted to include the operations of Sugar Warehouse from January 1, 2007.  See Notes 4 and 7 below.

2.                   SIGNIFICANT ACCOUNTING POLICIES

Consolidation—The accompanying consolidated financial statements include the accounts of JEI and its subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

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

Capitalized Interest—Interest costs associated with major construction projects are capitalized.  When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing.  Capitalization of interest ceases when the project or discernible portions of the project are substantially complete.  We amortize capitalized interest over the estimated useful life of the related asset.  Capitalized interest for the years ended December 31, 2009, 2008 and 2007 was $10, $0 and $159, respectively.

Debt Issue Costs—Costs that are incurred by us in connection with the issuance of debt are capitalized and amortized to interest expense, using the effective interest method, over the expected terms of the related debt agreements.

Investments in Equity Securities—Investments in equity securities are recorded at fair value and included in other noncurrent assets.  See Note 6.

Slot Club Liability—Our casinos offer customers the ability to become members in their respective slot clubs.  Once a member, the customer can insert a special card into slot and video poker machines while playing in our casinos to earn “points.”  Based on their point totals, members receive various cash rewards and gift prizes.  We accrue a liability based on the points earned by the members of the slot clubs with the associated reduction in revenues recorded to Promotional Allowances (see below).  Redemptions are deducted from the accrued liability.  The slot club liability is a component of accrued expenses in the accompanying consolidated balance sheets.

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

Revenue—Casino—Casino revenues are the net winnings from gaming activities, which is the difference between gaming wins and losses.  Jackpots, other than the incremental amount of progressive jackpots, are recognized at the time they are won by customers.  We accrue the incremental amount of progressive jackpots as the progressive machine is played and the progressive jackpot amount increases, with a corresponding reduction of casino gaming revenues.

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

Promotional Allowances—Gross revenues include the retail amount of rooms, food and beverages, and other goods and services provided gratuitously to customers.  When computing net revenues, the retail amount of rooms, food and beverages and coupons, as well as slot club player points earned, is deducted from gross revenues as promotional allowances.  The estimated cost of such complimentary services in our casino operations for rooms, food, and beverages is charged to casino operations.  The estimated cost of such complimentary services in our truck stops related to video poker operations for food and beverages is charged to truck stop operations.  The estimated cost of such complimentary services in our truck stops related to fuel operations for food and beverages is charged to convenience store operations.  The estimated costs of complimentary services charged to casino operations, truck stop operations and convenience store operations, respectively, are as follows:

	Years Ended December 31
	2009	2008	2007

Casino operations	$14,100	$13,686	$11,012
Truck stop operations	2,265	2,243	2,005
Convenience store operations	267	463	599

Income Taxes—We have elected for income tax purposes to be treated as a Qualified Subchapter S-Corporation Subsidiary under the Internal Revenue Code of 1986, as amended, and, consequently, no current or deferred income taxes have been reflected in the accompanying consolidated financial statements as these taxes are the responsibility of the stockholder.

Long-Lived Assets—We periodically evaluate the value of long-lived assets, including property, plant and equipment and identifiable intangibles, for potential impairment.  If an impairment is indicated, such impaired assets are written down to their estimated fair value.  As of December 31, 2009 and 2008, we determined that there was no impairment of our long-lived assets other than those discussed in Notes 3 and 13.

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

We periodically evaluate our policies, and the estimates and assumptions related to such accounting principles.  All of our subsidiary companies operate in a highly regulated industry.  Our operations are subject to regulations that describe and regulate operating and internal control procedures.  The majority of gaming revenue is in the form of cash which by nature does not require complex estimations.  We estimate certain liabilities with payment periods that extend for longer than several months.  Such estimates include the self-insured medical and workers compensation liabilities and litigation costs.  We believe that these estimates are reasonable based on past experience with the business and based upon assumptions related to possible outcomes in the future.  Actual results, however, could differ from those estimates.

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

New Accounting Guidance—New authoritative accounting guidance under FASB ASC Topic 105, Generally Accepted Accounting Principles (“ASC Topic 105”), established the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants.  ASC Topic 105 supersedes existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature.  All other accounting literature is considered non-authoritative. ASC Topic 105 changes the way we cite authoritative guidance within our financial statements and accounting policies.  The new authoritative guidance under ASC Topic 105 became effective for periods ending on or after September 15, 2009 and did not have a material impact on our consolidated financial statements.

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

New accounting guidance under FASB ASC Topic 810, Consolidation (“ASC Topic 810”), established accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. ASC Topic 810 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted ASC Topic 810 effective January 1, 2009 in conjunction with the acquisition of Sugar Warehouse.  See Note 4.  Such adoption did not have a material impact on our consolidated financial statements.

Additional new guidance under ASC Topic 810 amends existing accounting literature to require an enterprise to perform an analysis to determine whether any variable interest held gives it a controlling financial interest in a variable interest entity and requires an ongoing reassessment of this nature.  The standard also requires enhanced disclosures that will provide more transparent information about an entity’s involvement in a variable interest entity.  The standard is effective for us on January 1, 2010.  We are currently evaluating the impact adoption of this standard will have on our financial statements.

New accounting guidance under FASB ASC Topic 855, Subsequent Events (“ASC Topic 855”), established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC Topic 855, as amended, requires SEC filers to evaluate subsequent events through the date on which the financial statements are issued.  The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

3.                   GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

We test goodwill for impairment as of September 30 each year or when circumstances indicate it is necessary.  Testing compares the estimated fair values of our reporting units to the reporting units’ carrying value.  We consider a variety of factors when estimating the fair value of our reporting units, including estimates about the future operating results of each reporting unit, multiples of EBITDA (earnings before interest, income taxes, depreciation and amortization), investment banker market analyses, and recent sales of comparable business units if such information is available to us.  A variety of estimates and judgments about the relevance and comparability of these factors to the reporting units are made.  As of September 30, 2009, we determined that goodwill was not impaired at any of our reporting units. However, as of September 30, 2008, we determined the carrying value of the goodwill in our Gold Dust West-Carson City reporting unit was impaired. Market conditions in 2008 resulted in Gold Dust West-Carson City not meeting the financial performance expectations originally forecast at the time of acquisition.  Consequently, Gold Dust West-Carson City recorded a goodwill impairment charge of $199 during the year ended December 31, 2008.  As a result of the impairment charge, the carrying amount of the Gold Dust West-Carson City goodwill was reduced to zero.

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008

Balance as of beginning of year	$46,471	$46,670
Goodwill impairment during the year	—	(199)

Balance as of end of year	$46,471	$46,471

In addition, we have assessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets.

Identifiable intangible assets as of December 31, 2009 and 2008 consist of the following:

	Weighted	2009			2008
	Average	Gross		Net	Gross		Net
	Remaining	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Revenue rights	42.00	$6,000	$960	$5,040	$6,000	$840	$5,160
Device use rights	2.09	9,064	6,275	2,789	8,820	5,393	3,427
Restriction agreements	2.45	1,369	1,025	344	1,779	1,174	605

Total		$16,433	$8,260	$8,173	$16,599	$7,407	$9,192

Aggregate amortization expense of identifiable intangible assets was $1,995, $1,398, and $1,281 for the years ended December 31, 2009, 2008 and 2007, respectively.

Estimated amortization expense for the years ending December 31 (in thousands):

2010	$1,493
2011	894
2012	708
2013	408
2014	208
Thereafter	4,462

Total	$8,173

4.                   RECENT ACQUISITION ACTIVITY

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

On February 9, 2007, we began operating the convenience store and fuel operations and on March 29, 2007, we acquired Silver Dollar for $4,000 plus acquisition costs of $197.  The purchase agreement included an “earn-out payment” (additional purchase price) to be paid 19 calendar months after the video poker devices were legally operating at Silver Dollar.  The earn-out payment was based on 5.0 times annualized EBITDA of the truck stop, less the initial $4,000 purchase price paid, up to a maximum of $1,500 additional purchase price.  We have determined that no additional purchase price is due to the seller.

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

Acquisition of Silver Fox

On September 4, 2007, with funds available on our revolving credit facility, we acquired from Gameco Holdings, Inc. (“Gameco”), a wholly-owned subsidiary of JII, the Silver Fox truck plaza video gaming facility for $13,794.  Silver Fox is located in Denham Springs, Louisiana.  The acquisition of the truck plaza facility was accounted for as a combination of entities under common control.  Therefore, the acquisition has been recorded at Jacobs’ historical cost basis in the net assets transferred.

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

Acquisition of Nautica Lot D

As discussed in Notes 1 and 7, on April 1, 2008, we acquired Lot D for $800. The acquisition of Lot D and its parking lot business was accounted for as a combination of entities under common control.  Therefore, the acquisition has been recorded at our CEO’s historical cost bases in the assets and liabilities transferred. A distribution of $800 was recorded on the acquisition date, and the net assets of the entity acquired have been retroactively accounted for in our financial statements.  Therefore, an effective net distribution of $669 (the $800 distribution reduced by the $131 of net assets acquired) results from the transaction.

The following table summarizes the net assets acquired and liabilities assumed as of April 1, 2008, for the Lot D acquisition:

Lot D

Current assets	$1
Property and equipment, net	143

Total assets acquired	144

Current liabilities assumed	13

Net assets acquired	$131

Acquisition of Nautica Sugar Warehouse

As discussed in Notes 1 and 7, on January 21, 2009, we acquired Sugar Warehouse for $2,450. Sugar Warehouse is a building comprised of 47,380 square feet of net rentable space with commercial tenants.  The acquisition of Sugar Warehouse and its related business was accounted for as a combination of entities under common control.  Therefore, the portion acquired from our CEO has been recorded at the historical cost bases in the assets and liabilities transferred and the portion acquired from third parties has been recorded at fair value at the acquisition date using the acquisition method of accounting in accordance with ASC Topic 805.  Accordingly, the accompanying consolidated financial statements have been retroactively adjusted from January 1, 2007 to include the operations of the business as though the transaction had occurred at January 1, 2007. A distribution of $2,238 was recorded on the acquisition date for the portion of the purchase price attributable to our CEO.  Additionally, the net assets attributable to the noncontrolling interest holders have been reflected as a separate component of equity in connection with the retroactive adjustment discussed above.

If casino gaming were to become legalized in Ohio within seven years from the purchase date and a for-profit casino is licensed on the Nautica Properties, the purchase price of Sugar Warehouse could increase based on independent appraisals of the land and improvement values.  Any additional purchase price shall be equal to the fair market value of the property at the time that a license is issued to JEI in the State of Ohio for a for-profit casino less the purchase price previously paid.  The fair market value shall be determined based upon the average of three independent appraisals prepared at that time.  There is no maximum additional purchase price.  We will continue to evaluate the fair value of this additional contingent purchase price at each balance sheet date throughout the term of the agreement.  If applicable, any additional purchase price would be accounted for consistently with the original acquisition accounting, whereby the portion attributable to the related party would be accounted for as a combination of entities under common control and as a distribution, and the portion attributable to third parties would be accounted for using the acquisition method of accounting.  At December 31, 2009, the fair value of the Sugar Warehouse contingent purchase price was immaterial to the financial position of JEI but could have a material impact in the future if and when gaming becomes legalized in Ohio and a casino license is granted for this site.  Casino gaming at four sites, not including our Nautica Properties, was approved on November 3, 2009 by Ohio voters.  See Note 12.

The following table summarizes the net assets acquired and liabilities assumed as of January 21, 2009, for the Sugar Warehouse acquisition considering both the portion acquired from our affiliate and the noncontrolling interest holders:

Sugar Warehouse

Current assets	$47
Property and equipment, net	1,775

Total assets acquired	1,822

Current liabilities assumed	38
Other long-term liabilities	63

Total liabilities assumed	101

Net assets acquired	$1,721

The following schedule discloses the effects on JEI’s equity due to the change in ownership interest in Sugar Warehouse discussed above:

	Year Ended December 31,
	2009	2008 (As adjusted, see Note 4)

Net income (loss) attributable to JEI	$1,705	$(4,108)
Decrease in JEI’s equity for purchase of Sugar Warehouse noncontrolling interest	(212)	—
Change from net income attributable to JEI and purchase of the noncontrolling interest	$1,493	$(4,108)

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

We continue to conduct due diligence regarding the feasibility of developing and constructing a mixed use project which may include a licensed gaming establishment, a hotel, restaurant, condominiums, retail development and parking facilities.  Our application filed with Hancock County, Mississippi, to rezone the property to waterfront district, as part of our plan to build a casino resort and hotel, was approved by the Planning Commission but denied by the Hancock County Board of Supervisors by a vote of 3 to 2 in April 2009.  However, we continue to evaluate rezoning of the property, including the potential to file an amended application with Hancock County.  The project is subject to all necessary approvals from the Mississippi Gaming Commission and the necessary financing.

5.                   LONG-TERM DEBT

Long-term debt and capital lease obligations as of December 31, 2009 and 2008 consist of the following:

	2009	2008 (As adjusted, see Note 4)

9 3/4% Senior Unsecured Notes due 2014	$210,000	$210,000
Senior Secured Term Loan Facility due 2012	38,600	39,000
Senior Secured Delayed Draw Term Loan Facility due 2012	19,350	19,550
Senior Secured Revolving Credit Facility expiring 2011	19,000	16,537
Black Hawk Bonds Payable due 2011	885	1,525
Capital Leases and other	4,049	4,768

Total indebtedness	291,884	291,380

Less current indebtedness	(2,117)	(1,360)

Total long-term indebtedness	$289,767	$290,020

9 3/4% Senior Unsecured Notes due 2014 and Senior Secured Credit Facility

We have issued senior unsecured notes in the amount of $210,000 bearing interest at 9¾% due June 15, 2014 with interest only payments due each June 15 and December 15.  We also have a $100,000 senior secured credit facility consisting of: (i) a $40,000 five-year revolving credit facility; (ii) a $40,000 six-year term loan facility; and (iii) a $20,000 six-year delayed draw term loan.  Borrowings under our senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined, and (2) the federal funds rate plus ½ of 1% or (b) a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs.  At December 31, 2009, the blended interest rate on our senior secured credit facility was approximately 3.04%. We have $1,900 of outstanding letters of credit as of December 31, 2009 resulting in $19,100 available on the revolving credit facility.

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

We entered into the first amendment to our credit agreement which became effective May 4, 2007.  The amendment increased the maximum permitted total leverage ratio, increased the maximum permitted senior secured leverage ratio, decreased the minimum interest coverage ratio and adjusted the test periods.

At March 31, 2009, certain debt covenants under our senior secured credit facility were to become more restrictive.   We entered into a second amendment to our credit agreement which became effective February 5, 2009.  The second amendment increased the maximum permitted senior secured leverage ratio for the remaining test periods.  At December 31, 2009, we were in compliance with the revised financial covenants.

On March 23, 2010, we obtained consents from our senior secured lenders to enter into an Amendment and Restatement Agreement, including as an exhibit the form of an Amended and Restated Credit Agreement that will be executed once certain customary conditions are satisfied (the “New Agreement”). Generally, the New Agreement, among other things, adjusts our bank financial covenants, allows for the exclusion of certain items from EBITDA for purposes of calculating our revised financial covenants, allows for the acquisition of a truck stop in Louisiana, and other minor amendments. Additionally, all but $3,000 of our revolving senior credit facility aggregating $40,000 due June 2011 (“Class B Revolving Loans”) was extended to June 2012 (“Class A Revolving Loans”). We have the ability to raise an additional $3,000 to fully replace the revolver capacity should we so choose.

Black Hawk Bonds Payable due 2011

The Black Hawk bonds payable were issued in two series with interest payments varying between 6.25% and 6.50%.  Principal and interest payments totaling $368 are due semi-annually beginning in June 2000 and continuing until December 2011.  These bonds are secured by infrastructure improvements made by The Lodge.

Other Notes Payable

A mortgage note payable to Bank of America, with a maturity date of May 2010, bearing interest at a floating rate equal to 3 month LIBOR plus 2.25% with interest only payments payable monthly and a balloon payment due at maturity. This note was secured by certain real property of Sugar Warehouse Limited Partnership.  This note was paid in full in 2009 by the limited partnership upon acquisition of Sugar Warehouse by JEI.  See Note 4 above.

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

Colonial has a capital lease on the land for its satellite wagering facility in Vinton, Virginia, with interest and principal payments of $10 per month, maturing September 11, 2009.  We have the right to extend the term of the lease five times for five year intervals, or to purchase the land for $800 at any time after the term and first renewal period of the lease (after September 11, 2014).  We extended the term of the lease for five years to September 11, 2014, with interest and principal payments of $11 per month.  The effective interest rate is 11.8%.  Each lease renewal if elected will result in an increase in monthly payments by 10% over the previous lease term.

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

Scheduled maturities of long-term debt and capital lease obligations as of December 31, 2009, are as follows:

2010	$2,117
2011	19,924
2012	56,829
2013	73
2014	210,867
Thereafter	2,074

Total	$291,884

6.                   FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, we adopted the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) for all financial and nonfinancial assets and liabilities measured at fair value on a recurring basis.  Effective January 1, 2009, we adopted the provisions of ASC Topic 820 pertaining to nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities, which primarily relates to impairment of long-lived assets or goodwill.  The statement establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.  The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.  The statement establishes a hierarchy for grouping these assets and liabilities, based on the significance level of the following inputs:

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

Investment in Equity Securities

During 2006, we acquired approximately three percent of the outstanding shares of MTR Gaming Group, Inc. (“MTR”), a publicly-traded gaming company. Our CEO, Jeffrey P. Jacobs, his father, as well as other entities affiliated with them, also invested in MTR, increasing their combined ownership to approximately 18.5% of the outstanding common shares of MTR, making the group MTR’s largest shareholder. Effective May 6, 2008, our CEO was appointed to the Board of Directors of MTR, and effective October 31, 2008, he was appointed Chairman and three of his nominees were added as Board members.  On June 5, 2009, our CEO’s father died and on July 31, 2009, a trust established by our CEO was bequeathed the shares formerly held by his father.  As a result, our CEO and his family trusts now control the 18.5% interest in MTR.  Effective March 12, 2010, our CEO resigned from MTR’s Board of Directors.

Through October 31, 2008, our investment in MTR was accounted for as an available-for-sale investment and was recorded at fair value and included in other noncurrent assets, with unrealized gains and losses recognized as accumulated other comprehensive income (loss).  During the fourth quarter of 2008, we determined that we and our affiliates had reached a level of significant influence on the operations of MTR because of the foregoing factors, and were therefore required to account for our investment in MTR using the equity method of accounting.  Alternatively, we have elected the fair value option permitted by FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”), and beginning November 1, 2008, we have recognized changes in the fair value of our investment in MTR as unrealized gains/losses in earnings based on its quoted market price.

The following table presents information about our assets measured at fair value on a recurring basis as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those assets fall:

Assets Measured at Fair Value on a Recurring Basis at December 31, 2009

	Total Fair Value	Level 1	Level 2	Level 3

Investment in equity securities	$1,058	$1,058	—	—

The following table presents information about our assets measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those assets fall:

Assets Measured at Fair Value on a Recurring Basis at December 31, 2008

	Total Fair Value	Level 1	Level 2	Level 3

Investment in equity securities	$1,367	$1,367	—	—

For the year ended December 31, 2009, we recorded an unrealized loss on the change in the fair value of the investment totaling $309. At June 30, 2008, prior to electing the fair value option, our MTR investment was deemed to have an “other-than-temporary” decline in value. As a result, during the second quarter of 2008, we recorded an impairment of our investment in MTR totaling $4,063.  In addition, on October 31, 2008, prior to electing the fair value option, we recorded an additional “other-than-temporary” impairment charge of $1,700, due to the continuing decline in the stock price of MTR.  Subsequent to electing the fair value option for our investment in MTR, we recorded an additional unrealized loss on the change in the fair value of the investment totaling $814 during 2008.

Consistent with the requirements of ASC Topic 825 and Rule 4-08(g) of Regulation S-X of the Securities Exchange Act of 1934, the following is summary level financial information of MTR for each of the three years in the period ended December 31, 2009 and as of December 31, 2009 and 2008 as derived from its reports filed with the SEC:

	Years Ended December 31
	2009	2008	2007

Net revenues	$444,155	$470,851	$415,818
Total operating expenses	421,308	432,617	388,884
Loss from continuing operations	(23,698)	(4,386)	(5,490)
Net loss	(22,538)	(17,711)	(11,359)

	As of December 31,
	2009	2008

Current assets	$72,160	$71,095
Noncurrent assets	$430,853	$456,615
Current liabilities	$45,879	$70,688
Noncurrent liabilities	$383,861	$361,419

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

The estimated fair value of our financial instruments is as follows:

	2009		2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Liabilities—Debt and capital lease obligations	$291,884	$283,961	$291,380	$188,186

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

Nonrecurring Fair Value Measurements

For the year ended December 31, 2009, there were no assets measured at fair value on a nonrecurring basis.

7.                   RELATED PARTY TRANSACTIONS

In order to assist us in our efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, we have an agreement with Jacobs Investments Management Co. Inc. (“JIMCO”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two other persons.  Under this agreement, we make payments of $1,250 per year payable in installments of $625 each on January 1st and July 1st plus 2.5% of budgeted development costs for projects undertaken by us, if certain debt covenant ratios are met.  Total expenses incurred under this agreement with JIMCO were $1,325, $1,340 and $1,609 for the years ended December 31, 2009, 2008 and 2007, respectively.  As of December 31, 2009, these transactions resulted in net payables to affiliates totaling $625.

We also have payables to affiliates totaling $113 at December 31, 2009 to the R.E. Jacobs Group, an affiliate, for JEI-related airplane usage during 2009. Total expenses incurred to the R.E. Jacobs Group were $113, $0 and $0 for the years ended December 31, 2009, 2008 and 2007, respectively.

We allocate management, accounting and overhead costs incurred by JEI to various truck stops owned by Gameco.  These costs totaled $1,101, $1,157 and $1,035 for the years ended December 31, 2009, 2008 and 2007, respectively.  Additionally, we provide shared services such as gasoline and diesel fuel and repair parts purchased by Gameco.  These transactions result in receivables from and payables to our affiliates.  As of December 31, 2009, these transactions resulted in net receivables from affiliates totaling $390, and as of December 31, 2008, these transactions resulted in net payables to affiliates totaling $210.

Beginning in November 2009, the ownership of the video poker machines and the related repair parts inventory used by the Jalou truck plazas was transferred to a related party, Jalou Device Owner, L.P. (“Device Owner”), of which Gameco owns 49% and is its general partner and two Louisiana residents own 51% and are the limited partners.  As of December 31, 2009, the transfer of the repair parts inventory from us to Device Owner resulted in net receivables from affiliates totaling $588.

We also have receivables from other affiliates totaling $34 at December 31, 2009.

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

During March 2008, we exercised our option to acquire one of these parcels referred to as “Lot D.”  On April 1, 2008, we purchased this parcel for $800.  The company that owned this parcel of land and parking lot business was wholly owned by our CEO.  Additionally, on January 15, 2009, we exercised our option to acquire one of these parcels referred to as “Sugar Warehouse,” and on January 21, 2009, we purchased this parcel for $2,450 from the limited partnership that owned this building.  An affiliate of our CEO owned 82% of the general partner interests and 16.4% of the limited partner interests of the seller.  See Note 4 above.

The option agreements give us the right until July 2010 to purchase one of the remaining parcels and the right to purchase or enter into long term leases on the remaining three parcels.  We expect to either exercise or extend these options prior to their expiration.  Our CEO owns varying interests in three of the four remaining parcels.

Although we may elect not to exercise all the options unless casino gaming opportunities arise, we nonetheless have the right to acquire all or part of the Nautica Properties for other purposes.  See Note 12 below.  If casino gaming is not legalized on the Nautica Properties but we decide to exercise our options, the aggregate purchase price would be approximately $3,000 for one of the parcels and the aggregate annual lease payments on the remaining three parcels would be approximately $355. If all four remaining parcels are purchased and none leased, the total purchase price would be $6,550, less any aggregate option payments previously made.  The purchase price and rent payments would be increased based on independent appraisals of the land and improvement values if, in the future, casino gaming were to become legalized in Ohio and a casino is licensed on the Nautica Properties.

8.                   COMMITMENTS AND CONTINGENCIES

Commitments

Colonial has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for our pari-mutuel wagering applications.  The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities to 2012, and to provide replacement equipment for existing equipment, at a rate of .385% of handle up to $270,000 in handle.  Handle above $270,000 will be charged a rate of .345%.  The agreement also provides for a minimum charge per calendar year of $210.  In addition, effective May 1, 2009, Colonial has entered into an agreement with a company which provides broadcasting and simulcasting equipment and services.  The agreements for live racing broadcasting and simulcasting services at the horse racing track expires December 31, 2011.  Total expense incurred for totalisator and broadcasting and simulcasting services was $850, $930, and $1,145 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Interstate Horse Racing Act requires that we secure the consent of the Virginia Horsemen’s Benevolence and Protective Association (the “VaHBPA”) and the Virginia Harness Horse Association (“VHHA”) to the export simulcasting of races. These consents are usually contained in the agreement between each group and Colonial.  We have an agreement with the VHHA that expires December 31, 2011. Our agreement with the VaHBPA expired December 31, 2009.  We have entered into a new three-year agreement with the VaHBPA that expires December 31, 2012, which was approved by the Virginia Racing Commission on March 17, 2010.

Additionally, under Louisiana law, video poker machines must be owned by Louisiana residents. Through October 2009, the Jalou truck plaza video gaming facilities paid a fee to the third party owner of the machines in order to maintain the machines used in our truck plaza operations, plus reimbursement for the owner’s licensing costs and various other expenses.  Beginning in November 2009, the ownership of the video poker machines used by the Jalou truck plazas was transferred from the third party owner to a related party, Device Owner.  The Jalou truck plazas pay 90 cents per operating video poker machine per day to Device Owner, plus reimbursement for the owner’s licensing costs.  Total expense under these obligations was $1,126, $1,273 and $1,268 for the years ended December 31, 2009, 2008 and 2007, respectively.

JEI Distributing, LLC (“JEID”), a wholly-owned subsidiary of JEI, entered into fuel supply agreements with CITGO Petroleum Corporation (“CITGO”).  The agreements provide for the purchase and sale of CITGO branded and unbranded gasoline and diesel fuel.

JEID and CITGO entered into a five-year Marketer Franchise Agreement on December 21, 2009 (the “MFA”).  The MFA created a franchise relationship between JEID and CITGO and requires JEID to purchase at least 90% of certain listed monthly quantities of gasoline from CITGO in order to maintain the franchise and not be in violation of the MFA.  Under the MFA, CITGO grants JEID for the term of the MFA, the right to use CITGO’s applicable brand names, trademarks and other forms of CITGO’s identification, in the manner established by CITGO, in connection with the resale by JEID of products acquired under CITGO’s brand names.  The MFA also requires JEID to indemnify CITGO against liabilities arising in connection with performance under the MFA and contains, among other things, customary provisions in respect of insurance, fuel pricing, payment and delivery.

JEID and CITGO also entered into an Unbranded Rack Sales Agreement dated December 21, 2009 (the “RSA”).  Although the initial term of the RSA is five years followed by annual renewals, the RSA provides that either party may terminate the RSA, without cause, upon providing thirty days written notice.  The RSA requires JEID to purchase at least 90% of certain listed monthly quantities of fuel from CITGO in order to qualify for CITGO’s rack posting pricing in effect and not be in violation of the RSA. The RSA also requires JEID to indemnify CITGO against liabilities arising in connection with performance under the RSA and contains, among other things, customary provisions in respect of insurance, fuel pricing, payment and delivery.  The Addendum to Unbranded Rack Sales Agreement between JEID and CITGO, also dated December 21, 2009, amends the pricing for unbranded fuel under the RSA.  The amended pricing equals the sum of the base price and an adder fee that is dependent on the location of the terminal where the product is delivered.

Operating Leases

Our operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia, leases for office space in Colorado, Louisiana, Virginia and Florida, as well as leases for automobiles and other property and equipment at all locations, expiring at various dates.  Total expense under these non-cancelable operating leases was $2,978, $2,968 and $2,948 for the years ended December 31, 2009, 2008 and 2007, respectively.

The future minimum commitments relating to JEI’s non-cancelable operating agreements and leases are as follows:

Years Ending December 31

2010	$2,809
2011	2,184
2012	1,886
2013	1,775
2014	1,763
Thereafter	24,412

Total	$34,829

Capital Leases

The following is an analysis of the leased property under capital leases:

Class of Property	2009	2008

Land	$1,523	$1,523
Buildings	2,095	2,095
Equipment and furniture and fixtures	255	255
Other	72	72
Less: accumulated depreciation	(555)	(398)

Total leased property under capital leases	$3,390	$3,547

As of December 31, 2009, the following is a schedule by years of future minimum lease payments under capital leases together with the net present value of the minimum lease payments:

Years Ending December 31

2010	$1,323
2011	544
2012	498
2013	478
2014	1,241
Thereafter	4,507

Total future minimum lease payments	8,591

Less amount representing interest ranging from 6.3% to 16.9% per annum	4,542

Net present value of minimum lease payments	$4,049

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

9.      ACCRUED EXPENSES

Accrued expenses as of December 31, 2009 and 2008, include the following:

	December 31, 2009	December 31, 2008

Payroll and related	$3,886	$5,966
Gaming taxes payable	3,213	3,195
Interest payable	941	994
Property taxes payable	1,060	847
Slot club liability	1,169	1,294
Progressive jackpot liability	1,381	1,393
Purses due horsemen	598	790
Other	3,688	3,978
	$15,936	$18,457

10.            COMMON STOCK

Effective January 31, 2007, we became a wholly-owned subsidiary of JII, which in turn was 50% owned by Jeffrey P. Jacobs, our CEO, and two of his family trusts, and 50% owned by a revocable trust and an irrevocable trust established by his father, Richard E. Jacobs. On October 1, 2008, JII redeemed the shares owned by the Richard E. Jacobs Revocable Trust in exchange for a $5,200 promissory note from JII.  As a result, effective October 1, 2008, 80% of the outstanding Class A shares of JII were owned by our CEO and two of his family trusts, and 20% of the outstanding Class A shares were owned by an irrevocable trust established by Richard E. Jacobs, of which Jeffrey P. Jacobs was the sole trustee. Additionally, Jeffrey P. Jacobs’ family trusts own all 180 outstanding shares of JII’s Class B common stock.  On June 2, 2009, JII redeemed the remaining 326 Class A shares owned by The Richard E. Jacobs Irrevocable Trust.  Effective June 2, 2009, Jeffrey P. Jacobs and his family trusts own 100% of JII’s outstanding Class A and Class B shares.

11.            EMPLOYEE BENEFIT PLANS

The Company is the sponsor of Jacobs Entertainment, Inc.’s 401(k) Plan (the “Plan”). The Plan is a defined contribution plan covering eligible employees of JEI, The Lodge, the Gilpin, Gold Dust West-Reno, Gold Dust West-Carson City, Gold Dust West-Elko, Jalou and Colonial.  The Plan allows eligible employees to make tax-deferred contributions that are matched by us up to a specified level.  We contributed approximately $93, $540, and $412 to the Plan for the years ended December 31, 2009, 2008 and 2007, respectively.

12.            CONSTITUTIONAL AMENDMENTS

During 2009, we provided financial support to oppose a proposed constitutional amendment in Ohio (“Issue 3”) that would allow for one casino each at designated locations in Cincinnati, Cleveland, Columbus and Toledo and distribute to all Ohio counties a tax on the casinos.  None of the designated locations is owned by JEI or its affiliates.  For the year ended December 31, 2009, we provided financial support totaling $2,285 to oppose Issue 3.  On November 3, 2009, Issue 3 was passed in Ohio which permits casino gaming at the locations designated in the amendment.  We are currently evaluating the impact Issue 3 might have on our development efforts on the Nautica Properties in Ohio.

During 2008, we provided financial support for a proposed constitutional amendment that would increase the types of games, wagering limits and hours of operation at Colorado casinos.  For the year ended December 31, 2008, we funded a total of $1,371 in support of this amendment.  Colorado residents approved the proposed constitutional amendment on November 4, 2008.  The amendment was subsequently voted upon and approved by the residents of each of the three gaming towns in Colorado (Black Hawk, Central City and Cripple Creek).  The new gaming regulation, which became effective on July 2, 2009 at Colorado casinos, allows for the introduction of craps and roulette, increases the maximum wager limit to one hundred dollars, allows 24-hour gaming operations, and prohibits changes in existing tax levels (currently, a series of graduated tax rates, with a maximum gaming tax rate of 20% on adjusted gross proceeds over $13,000) unless such changes are approved by a statewide vote.

13.            ABANDONMENT COSTS

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

15.            SEGMENT INFORMATION

Our CEO is our chief operating decision maker.  At December 31, 2009, 2008 and 2007, we have four segments representing the geographic regions of our operations. Each segment is managed separately because of the unique characteristics of its revenue stream and customer base.  We have aggregated our operations into these four segments based on similarities in the nature of the properties’ businesses, customers and regulatory environment in which each property operates. The Colorado segment consists of The Lodge and Gilpin casinos.  Our Nevada segment includes the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos.  The Louisiana operations consist of our truck plaza/video poker facilities, and the Virginia segment consists of Colonial’s pari-mutuel operations and its satellite wagering facilities.

The accounting policies of the segments are the same as those described in Note 2.  The corporate adjustments, eliminations and other represent all other income and expenses, and are also presented.

As of and for the Year Ended December 31, 2009

					Corporate
					Adjustments,
					Eliminations
	Colorado	Nevada	Louisiana	Virginia	and Other	Total
Revenues
Gaming
Casino	$102,032	$37,734				$139,766
Truck stop			$62,983			62,983
Pari-mutuel				$32,276		32,276
Food and beverage	11,388	8,961	7,008	2,424		29,781
Convenience store — fuel			60,659			60,659
Convenience store — other			12,460			12,460
Hotel	1,738	1,869				3,607
Other	947	1,362	1,457	1,812	$553	6,131
Total revenues	116,105	49,926	144,567	36,512	553	347,663
Less: Promotional allowances	(21,059)	(8,507)	(4,735)			(34,301)
Net revenues	$95,046	$41,419	$139,832	$36,512	$553	$313,362

Depreciation and amortization	$7,087	$5,984	$5,307	$2,124	$980	$21,482
Interest income	$—	$—	$6	$17	$3	$26
Interest expense, net of amounts capitalized	$8,686	$5,084	$4,047	$594	$6,785	$25,196
Net income (loss)	$16,552	$(3,492)	$9,204	$(1,154)	$(19,405)	$1,705
EBITDA(1)	$32,325	$7,576	$18,552	$1,547	$(11,643)	$48,357

Goodwill	$6,711	$8,836	$30,924			$46,471
Identifiable intangible assets, net			$8,173			$8,173
Property, plant and equipment, net	$91,585	$40,907	$40,294	$62,964	$6,896	$242,646
Total assets	$113,679	$57,580	$90,201	$67,847	$11,342	$340,649
Long-term debt	$84,981	$61,337	$51,115	$4,902	$87,432	$289,767
Capital expenditures	$7,722	$2,887	$3,543	$1,052	$900	$16,104

As of and for the Year Ended December 31, 2008

					Corporate
					Adjustments,
					Eliminations
					And Other	Total
					(As adjusted,	(As adjusted,
	Colorado	Nevada	Louisiana	Virginia	see Note 4)	see Note 4)
Revenues:
Gaming
Casino	$100,807	$38,685				$139,492
Truck stop			$67,590			67,590
Pari-mutuel				$38,657		38,657
Food and beverage	10,812	8,757	8,264	2,903		30,736
Convenience store — fuel			97,021			97,021
Convenience store — other			12,908			12,908
Hotel	1,946	2,155				4,101
Other	927	1,420	1,311	2,032	$709	6,399
Total revenues	114,492	51,017	187,094	43,592	709	396,904
Less: Promotional allowances	(20,439)	(8,286)	(4,993)			(33,718)
Net revenues	$94,053	$42,731	$182,101	$43,592	$709	$363,186

Depreciation and amortization	$6,823	$6,032	$4,219	$2,114	$921	$20,109
Interest income	$3	$4	$19	$83	$85	$194
Interest expense, net of amounts capitalized	$8,621	$5,577	$4,894	$603	$7,757	$27,452
Net income (loss)	$15,725	$(5,357)	$12,594	$(2,035)	$(24,964)	$(4,037)
EBITDA(1)	$31,166	$6,248	$21,688	$599	$(16,371)	$43,330

Goodwill	$6,711	$8,836	$30,924			$46,471
Identifiable intangible assets, net			$9,192			$9,192
Property, plant and equipment, net	$90,574	$44,241	$40,517	$64,106	$6,944	$246,382
Total assets	$110,441	$61,552	$90,396	$69,453	$12,635	$344,477
Long-term debt	$85,655	$61,556	$51,174	$5,644	$85,991	$290,020
Capital expenditures	$5,348	$5,138	$2,561	$781	$3,380	$17,208

As of and for the Year Ended December 31, 2007

					Corporate
					Adjustments,
					Eliminations
					And Other	Total
					(As adjusted,	(As adjusted,
	Colorado	Nevada	Louisiana	Virginia	see Note 4)	see Note 4)
Revenues
Gaming
Casino	$106,409	$38,247				$144,656
Truck stop			$64,322			64,322
Pari-mutuel				$41,309		41,309
Food and beverage	9,944	8,315	7,974	3,027		29,260
Convenience store — fuel			81,329			81,329
Convenience store — other			11,133			11,133
Hotel	1,939	2,476				4,415
Other	848	1,434	1,089	1,986	$496	5,853
Total revenues	119,140	50,472	165,847	46,322	496	382,277
Less: Promotional allowances	(19,766)	(7,410)	(4,777)			(31,953)
Net revenues	$99,374	$43,062	$161,070	$46,322	$496	$350,324

Depreciation and amortization	$6,172	$5,313	$3,848	$2,065	$872	$18,270
Interest income	$46	$40	$87	$113	$59	$345
Interest expense, net of amounts capitalized	$8,821	$5,956	$4,861	$599	$8,216	$28,453
Net income (loss)	$18,474	$(5,592)	$10,677	$(1,150)	$(17,500)	$4,909
EBITDA(1)	$33,421	$5,637	$19,299	$1,401	$(8,471)	$51,287

Goodwill	$6,711	$9,035	$30,924			$46,670
Identifiable intangible assets, net			$9,491			$9,491
Property, plant and equipment, net	$93,593	$45,458	$40,727	$66,381	$4,461	$250,620
Total assets	$114,615	$64,430	$92,650	$71,991	$14,309	$357,995
Long-term debt	$86,680	$61,773	$51,227	$5,669	$93,369	$298,718
Capital expenditures	$7,925	$17,075	$2,016	$939	$384	$28,339

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

The following information sets forth our Condensed Consolidating Balance Sheets as of December 31, 2009 and 2008, and the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Cash Flows for the three years ended December 31, 2009 as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  Investments in our subsidiaries are accounted for on the equity method.  Accordingly, entries necessary to consolidate the Parent Company Issuer and our Subsidiary Guarantors are reflected in the eliminations column.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2009

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$644	$34,556		$35,200
Property, plant and equipment, net	1,404	241,242		242,646
Net investment in and advances to subsidiaries	109,449		$(109,449)	—
Other long-term assets	3,655	59,148		62,803
Total assets	$115,152	$334,946	$(109,449)	$340,649

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$3,023	$22,115		$25,138
Long-term debt	286,569	3,198		289,767
Long-term debt (receivable from) payable to affiliate	(199,182)	199,182		—
Other long-term liabilities	9	1,002		1,011
Stockholder’s equity	24,733	109,449	$(109,449)	24,733
Total liabilities and stockholder’s equity	$115,152	$334,946	$(109,449)	$340,649

AS OF DECEMBER 31, 2008

(As adjusted, see Note 4)

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$1,026	$31,805		$32,831
Property, plant and equipment, net	1,984	244,398		246,382
Net investment in and advances to subsidiaries	107,417		$(107,417)	—
Other long-term assets	4,255	61,009		65,264
Total assets	$114,682	$337,212	$(107,417)	$344,477

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$3,797	$24,233		$28,030
Long-term debt	284,511	5,509		290,020
Long-term debt (receivable from) payable to affiliate	(199,182)	199,182		—
Other long-term liabilities	20	871		891
Stockholder’s equity	25,536	107,417	$(107,417)	25,536
Total liabilities and stockholder’s equity	$114,682	$337,212	$(107,417)	$344,477

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$313,487	$(125)	$313,362
Costs and expenses	$(12,359)	(274,253)	125	(286,487)
Interest expense, net	(5,184)	(19,986)		(25,170)
Equity in earnings of subsidiaries	19,248		(19,248)	—
Net income (loss)	$1,705	$19,248	$(19,248)	$1,705

FOR THE YEAR ENDED DECEMBER 31, 2008

(As adjusted, see Note 4)

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$363,461	$(275)	$363,186
Costs and expenses	$(17,450)	(322,790)	275	(339,965)
Interest expense, net	(6,048)	(21,210)		(27,258)
Equity in earnings of subsidiaries	19,390		(19,390)	—
Noncontrolling interest		(71)		(71)
Net (loss) income attributable to JEI	$(4,108)	$19,390	$(19,390)	$(4,108)

FOR THE YEAR ENDED DECEMBER 31, 2007

(As adjusted, see Note 4)

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$350,624	$(300)	$350,324
Costs and expenses	$(9,328)	(308,279)	300	(317,307)
Interest expense, net	(6,527)	(21,581)		(28,108)
Equity in earnings of subsidiaries	20,837		(20,837)	—
Noncontrolling interest		73		73
Net income (loss) attributable to JEI	$4,982	$20,837	$(20,837)	$4,982

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$8,963	$12,946	$	$21,909

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(192)	(15,912)		(16,104)
Proceeds from sale of equipment	4	385		389
Purchase of device rights		(967)		(967)
Acquisition of noncontrolling interest	(212)			(212)
Net cash used in investing activities	(400)	(16,494)		(16,894)

FINANCING ACTIVITIES:
Payments to obtain financing	(555)			(555)
Proceeds from revolving line of credit	29,463			29,463
Payments on long-term debt	(404)	(959)		(1,363)
Payments on revolving line of credit	(27,000)			(27,000)
Net advances to/from subsidiaries	(7,125)	7,125		—
Distributions to stockholder	(3,238)			(3,238)
Net cash (used in) provided by financing activities	(8,859)	6,166		(2,693)

Net (Decrease) Increase in Cash and Cash Equivalents	(296)	2,618		2,322
Cash and Cash Equivalents — Beginning of Year	487	21,392		21,879
Cash and Cash Equivalents — End of Year	$191	$24,010	$	$24,201

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2008

(As adjusted, see Note 4)

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$20,504	$5,080	$	$25,584

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(301)	(16,907)		(17,208)
Proceeds from sale of equipment		370		370
Purchase of device rights		(900)		(900)
Net cash used in investing activities	(301)	(17,437)		(17,738)

FINANCING ACTIVITIES:
Proceeds from revolving line of credit	20,038			20,038
Payments on long-term debt	(405)	(1,297)		(1,702)
Payments on revolving line of credit	(27,000)			(27,000)
Net advances to/from subsidiaries	(10,784)	10,784		—
Distributions to stockholder	(1,800)			(1,800)
Net cash (used in) provided by financing activities	(19,951)	9,487		(10,464)

Net Increase (Decrease) in Cash and Cash Equivalents	252	(2,870)		(2,618)
Cash and Cash Equivalents — Beginning of Year	235	24,262		24,497
Cash and Cash Equivalents — End of Year	$487	$21,392	$	$21,879

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2007

(As adjusted, see Note 4)

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$19,265	$9,808	$	$29,073

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(322)	(28,017)		(28,339)
Proceeds from sale of equipment	115	165		280
Purchase of device rights		(1,002)		(1,002)
Acquisition of truck stop, net of cash acquired		(4,234)		(4,234)
Net cash used in investing activities	(207)	(33,088)		(33,295)

FINANCING ACTIVITIES:
Payments to obtain financing	(342)			(342)
Proceeds from long-term debt		585		585
Proceeds from revolving line of credit	38,500			38,500
Payments on long-term debt	(608)	(1,334)		(1,942)
Payments on revolving line of credit	(15,000)			(15,000)
Net advances to/from subsidiaries	(25,782)	25,782		—
Distributions to stockholder	(17,443)			(17,443)
Net cash (used in) provided by financing activities	(20,675)	25,033		4,358

Net (Decrease) Increase in Cash and Cash Equivalents	(1,617)	1,753		136
Cash and Cash Equivalents — Beginning of Year	1,852	22,509		24,361
Cash and Cash Equivalents — End of Year	$235	$24,262	$	$24,497

******

EXHIBIT INDEX

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of Gameco, Inc.	S-4	333-88242	3.1	May 14, 2002

3.2	By-Laws of Gameco, Inc.	S-4	333-88242	3.2	May 14, 2002

3.3	Articles of Incorporation of Black Hawk Gaming & Development Company, Inc.	S-4	333-88242	3.3	May 14, 2002

3.4	Bylaws of Black Hawk Gaming & Development Company, Inc.	S-4	333-88242	3.4	May 14, 2002

3.5	Articles of Incorporation of Gold Dust West Casino, Inc.	S-4	333-88242	3.5	May 14, 2002

3.6	Code of By-laws of Gold Dust West Casino, Inc.	S-4	333-88242	3.6	May 14, 2002

3.7	Articles of Organization of Black Hawk/Jacobs Entertainment, LLC.	S-4	333-88242	3.7	May 14, 2002

3.8	Operating Agreement of Black Hawk/Jacobs Entertainment, LLC.	S-4	333-88242	3.8	May 14, 2002

3.9	Joint Venture Agreement of Gilpin Hotel Venture.	S-4	333-88242	3.9	May 14, 2002

3.10	Articles of Incorporation of Gilpin Ventures, Inc.	S-4	333-88242	3.10	May 14, 2002

3.11	By-Laws of Gilpin Ventures, Inc.	S-4	333-88242	3.11	May 14, 2002

3.12	Articles of Incorporation of Winner’s Choice Casino, Inc., now Cash Magic Winner’s Choice, LLC.	S-4	333-88242	3.14	May 14, 2002

3.13	By-Laws of Winner’s Choice Casino, Inc., now Cash Magic Winner’s Choice, LLC.	S-4	333-88242	3.15	May 14, 2002

3.14	Articles of Organization of Houma Truck Plaza & Casino, L.L.C.	S-4	333-88242	3.18	May 14, 2002

3.15	Articles of Organization of Jalou-Cash’s L.L.C.	S-4	333-88242	3.19	May 14, 2002

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
3.16	Articles of Organization of Lucky Magnolia Truck Stop and Casino, L.L.C.	S-4	333-88242	3.21	May 14, 2002

3.17	Articles of Organization of Bayou Vista Truck Plaza and Casino, L.L.C.	S-4	333-88242	3.22	May 14, 2002

3.18	Articles of Organization of Raceland Truck Plaza and Casino, L.L.C.	S-4	333-88242	3.23	May 14, 2002

3.19	Articles of Organization of JACE, LLC.	S-4	333-88242	3.24	May 14, 2002

3.20	Certificate of Amendment of Certificate of Incorporation of Gameco, Inc.	S-4A	333-88242	3.25	August 8, 2002

3.21	Amended and Restated Certificate of Limited Partnership of Colonial Downs, L.P.	S-4A	333-88242	3.26	August 8, 2002

3.22	Limited Partnership Agreement of Colonial Downs, L.P.	S-4A	333-88242	3.27	August 8, 2002

3.23	Amended and Restated Articles of Incorporation of Colonial Downs Holdings, Inc.	S-4A	333-88242	3.28	August 8, 2002

3.24	Amendment to Articles of Incorporation of Colonial Downs Holdings, Inc.	S-4A	333-88242	3.29	August 8, 2002

3.25	Bylaws of Colonial Downs Holdings, Inc.	S-4A	333-88242	3.30	May 14, 2002

3.26	Articles of Incorporation of Stansley Racing Corp.	S-4A	333-88242	3.31	August 8, 2002

3.27	Articles of Amendment to the Articles of Incorporation of Stansley Racing Corp.	S-4A	333-88242	3.32	August 8, 2002

3.28	Bylaws of Stansley Racing Corp.	S-4A	333-88242	3.33	August 8, 2002

3.29	Amendment to the Operating Agreement of Black Hawk/Jacobs Entertainment, LLC.	S-4A	333-88242	3.35	August 8, 2002

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
3.30	Amendment to the Certificate of Incorporation of Gameco, Inc.	S-4A	333-88242	3.36	August 8, 2002

3.31	Articles of Organization of Jalou Breaux Bridge, LLC dated January 29, 2003.	10-K	333-88242	3.37	March 28, 2005

3.32	Articles of Organization of Jalou Eunice, LLC dated March 27, 2003.	10-K	333-88242	3.38	March 28, 2005

3.33	Articles of Organization of Jalou of Jefferson, LLC dated September 23, 2003.	10-K	333-88242	3.39	March 28, 2005

3.34	Certificate of Amendment of Certificate of Incorporation of Jacobs Entertainment, Inc. dated September 27, 2005.	10-Q	333-88242	3.40	November 14, 2005

3.35	Articles of Incorporation of Jacobs Piñon Plaza Entertainment, Inc. dated November 2, 2005.	10-Q	333-88242	3.41	November 14, 2005

3.36	Bylaws of Jacobs Piñon Plaza Entertainment, Inc. dated November 8, 2005.	S-4	333-136066	3.41(A)	July 27, 2006

3.37	Articles of Organization of Fuel Stop 36, LLC dated August 24, 1989.	S-4	333-136066	3.42	July 27, 2006

3.38	Articles of Organization of Jalou of Larose, LLC dated November 3, 2005, now Cash Magic Larose, LLC.	S-4	333-136066	3.43	July 27, 2006

3.39	Articles of Incorporation of Jacobs Elko Entertainment, Inc.	S-4	333-136066	3.44	July 27, 2006

3.40	Bylaws of Jacobs Elko Entertainment, Inc.	S-4	333-136066	3.45	July 27, 2006

3.41	Articles of Organization of Jalou Diamond L.L.C.	S-4	333-136066	3.48	July 27, 2006

3.42	Limited Liability Company Agreement of Jalou Diamond L.L.C.	S-4	333-136066	3.49	July 27, 2006

3.43	Articles of Organization of Jalou Magic L.L.C. (nka Cash Magic	S-4	333-136066	3.50	July 27, 2006

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
	Vinton, LLC).

3.44	Limited Liability Company Agreement of Jalou Magic L.L.C. (nka Cash Magic Vinton, LLC).	S-4	333-136066	3.51	July 27, 2006

3.45	Articles of Organization of Jalou of Vinton-Bingo, LLC.	S-4	333-136066	3.52	July 27, 2006

3.46	Limited Liability Company Agreement of Jalou of Vinton-Bingo, LLC.	S-4	333-136066	3.53	July 27, 2006

3.47	Articles of Organization of Jalou of Vinton, LLC.	S-4	333-136066	3.54	July 27, 2006

3.48	Limited Liability Company Agreement of Jalou of Vinton, LLC.	S-4	333-136066	3.55	July 27, 2006

3.49	Articles of Organization of Jalou of St. Helena, LLC (nka Cash Magic St. Helena, LLC).	S-4	333-136066	3.56	July 27, 2006

3.50	Limited Liability Company Agreement of Jalou of St. Helena, LLC (nka Cash Magic St. Helena, LLC).	S-4	333-136066	3.57	July 27, 2006

3.51	Amended and Restated Articles of Incorporation of Jacobs Piñon Plaza Entertainment, Inc.	S-4	333-136066	3.58	July 27, 2006

3.52	Articles of Organization of Jalou of St. Martin, L.L.C.	S-4	333-136066	3.59	July 27, 2006

3.53	Limited Liability Company Agreement of Jalou of St. Martin, L.L.C.	S-4	333-136066	3.60	July 27, 2006

3.54	Operating Agreement of Houma Truck Plaza Stop and Casino, L.L.C.	S-4	333-136066	3.62	July 27, 2006

3.55	Limited Liability Company Agreement of Jalou-Cash’s L.L.C.	S-4	333-136066	3.63	July 27, 2006

3.56	Limited Liability Company Agreement of Lucky Magnolia Truck Stop and Casino, L.L.C.	S-4	333-136066	3.64	July 27, 2006

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
3.57	Limited Liability Company Agreement of Bayou Vista Truck Plaza and Casino, L.L.C.	S-4	333-136066	3.65	July 27, 2006

3.58	Limited Liability Company Agreement of Raceland Truck Plaza and Casino, L.L.C.	S-4	333-136066	3.66	July 27, 2006

3.59	Limited Liability Company Agreement of Jalou Breaux Bridge, LLC.	S-4	333-136066	3.67	July 27, 2006

3.60	Limited Liability Company Agreement of Jalou of Eunice, LLC.	S-4	333-136066	3.68	July 27, 2006

3.61	Limited Liability Company Agreement of Jalou of Jefferson, LLC.	S-4	333-136066	3.69	July 27, 2006

3.62	Limited Liability Company Agreement of Jalou of Larose, LLC (nka Cash Magic Larose, LLC).	S-4	333-136066	3.70	July 27, 2006

3.63	Articles of Organization of Colonial Downs, LLC.	S-4	333-136066	3.71	July 27, 2006

3.64	Operating Agreement of Colonial Downs, LLC.	S-4	333-136066	3.72	July 27, 2006

3.65	Articles of Organization of JRJ Properties, LLC.	S-4	333-136066	3.73	July 27, 2006

3.66	Limited Liability Company Agreement of JRJ Properties, LLC.	S-4	333-136066	3.74	July 27, 2006

3.67	Articles of Organization of Virginia Concessions, LLC.	S-4	333-136066	3.75	July 27, 2006

3.68	Amended and Restated Operating Agreement of Virginia Concessions, LLC.	S-4	333-136066	3.76	July 27, 2006

3.69	Articles of Amendment to the Articles of Incorporation of Old Dominion Racing Association, Inc.	S-4	333-136066	3.77A	July 27, 2006

3.70	Articles of Amendment to the Articles of Incorporation of Old Dominion Racing Association,	S-4	333-136066	3.77B	July 27, 2006

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
	Inc.

3.71	Articles of Amendment to the Articles of Incorporation of Old Dominion Jockey Club, Inc.	S-4	333-136066	3.77C	July 27, 2006

3.72	Articles of Amendment to the Articles of Incorporation of Maryland-Virginia Racing Circuit, Inc.	S-4	333-136066	3.77D	July 27, 2006

3.73	Articles of Organization of Jalou Fox, LLC dated November 14, 2005.	8-K	333-88242	3.78	September 6, 2007

3.74	Limited Liability Company Agreement of Jalou Fox, LLC dated September 1, 2005.	8-K	333-88242	3.79	September 6, 2007

3.75	Articles of Organization of Jalou Silver Dollar, LLC.	10-K	333-88242	3.80	March 26, 2008

3.76	Limited Liability Company Agreement of Jalou Silver Dollar, LLC.	10-K	333-88242	3.81	March 26, 2008

3.77	Certificate of Incorporation of Jacobs Nautica Development, Inc.	10-Q	333-88242	3.82	May 13, 2008

3.78	Bylaws of Jacobs Nautica Development, Inc.	10-Q	333-88242	3.83	May 13, 2008

3.79	Certificate of Formation of Diamondhead Real Estate, LLC.	10-K	333-88242	3.84	March 18, 2009

3.80	Limited Liability Company Agreement of Diamondhead Real Estate, LLC.	10-K	333-88242	3.85	March 18, 2009

3.81	Articles of Organization of JEI Distributing, LLC.	10-K	333-88242	3.86	March 18, 2009

3.82	Limited Liability Company Agreement of JEI Distributing, LLC.	10-K	333-88242	3.87	March 18, 2009

3.83	Certificate of Incorporation of Jacobs Sugar Warehouse, Inc.	10-K	333-88242	3.88	March 18, 2009

3.84	Bylaws of Jacobs Sugar Warehouse, Inc.	10-K	333-88242	3.89	March 18, 2009

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
4.1	Trust Indenture Agreement by and between Jacobs Entertainment, Inc. and Wells Fargo Bank, as Trustee, dated June 16, 2006.	8-K	333-88242	4.1	March 23, 2006

4.2	Registration Rights Agreement by and between Jacobs Entertainment, Inc. and Credit Suisse Securities (USA) LLC, CIBC World Markets Corp., Libra Securities, LLC, Wells Fargo Securities, LLC and KeyBanc Capital Markets, a Division of McDonald Investments Inc., as the initial purchasers, dated June 16, 2006.	8-K	333-88242	4.2	March 23, 2006

4.3	Pledge Agreement dated as of June 16, 2006 by and among Jacobs Entertainment, Inc., Black Hawk Gaming & Development Company, Inc. and Credit Suisse, Cayman Islands Branch.	S-4	333-136066	4.3	July 27, 2006

4.4	Guarantee Agreement dated as of June 16, 2006, by and among Jacobs Entertainment, Inc., certain of the subsidiaries of Jacobs Entertainment, Inc. and Credit Suisse, Cayman Islands Branch.	S-4	333-136066	4.4	July 27, 2006

4.5	Security Agreement dated as of June 16, 2006, made by Jacobs Entertainment, Inc. and each of the guarantors listed on the signature pages or from time to time a party by execution of a joinder agreement, as pledgors, assignors and debtors in favor of Credit Suisse, Cayman Islands Branch, in its capacity as collateral agent for the Secured Parties pursuant to the Credit Agreement.	S-4	333-136066	4.5	July 27, 2006

4.6	Contribution Agreement dated June 16, 2006, by and among Jacobs Entertainment, Inc. and affiliates of Jacobs	S-4	333-136066	4.6	July 27, 2006

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
	Entertainment, Inc.

4.7	Custodian Agreement dated as of June 16, 2006, by and between Dunham Trust Company, 1 East Liberty Street, Sixth Floor, Reno, NV 89504, as custodian, Credit Suisse, Cayman Islands Branch as Collateral Agent under the Credit Agreement, Jacobs Entertainment, Inc., as the Borrower under the Credit Agreement and Blackhawk Gaming & Development Company, Inc.	S-4	333-136066	4.7	July 27, 2006

4.8	Form of Jacobs Entertainment, Inc. 9.75% Rule 144A Global Note due 2014.	S-4	333-136066	4.8	July 27, 2006

4.9	Form of Jacobs Entertainment, Inc. 9.75% Regulation S Global Note due 2014.	S-4	333-136066	4.9	July 27, 2006

4.10	Form of Jacobs Entertainment, Inc. 9.75% IAI Global Note due 2014.	S-4	333-136066	4.10	July 27, 2006

4.11	Intercompany Note dated as of June 16, 2006 by and among Jacobs Entertainment, Inc., and Credit Suisse, Cayman Islands Branch.	S-4	333-136066	4.11	July 27, 2006

4.12	Purchase Agreement dated June 9, 2006 by and among Jacobs Entertainment, Inc. and Credit Suisse Securities (USA) LLC, on behalf of the purchasers of the $210,000,000 9.75% Senior Notes.	S-4	333-136066	4.12	July 27, 2006

4.13	Pledge Agreement dated June 16, 2006 by and among Jacobs Entertainment, Inc., Black Hawk Gaming & Development Company, Inc. and Canadian Imperial Bank of Commerce, acting through its New York Agency.	S-4	333-136066	4.13	July 27, 2006

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
10.1	Deed of Lease dated May 8, 2003 between Haynes Chippenham Plaza, LLC and Colonial Downs, L.P.	10-K	333-88242	10.1	March 29, 2004

10.2	Asset Purchase Agreement dated November 2, 2005 among Capital City Entertainment, Inc. and Jacobs Piñon Plaza Entertainment, Inc.	10-Q	333-88242	10.2	November 14, 2005

10.3	Piñon Plaza Ground Lease dated June 26, 2006 by and between Clark G. Russell and Jean M. Russell, Trustees of The Clark and Jean Russell Family Trust and Jacobs Entertainment, Inc.	S-4	333-136066	10.3	July 27, 2006

10.4	Triple Net Lease dated November 14, 2005 among Route 225 Investments, LLC and Jacobs Entertainment, Inc.	8-K	333-88242	10.4	November 15, 2005

10.5	Shopping Center Lease dated February 28, 2005 between Jay F. Wilks, Trustee under Indenture dated December 20, 1976 by and between Herbert Cashvan and Marvin Simon, as Settlors, and Jay F. Wilks as Trustee, and Colonial Downs, L.P.	8-K	333-88242	10.7	March 23, 2006

10.6	Membership Interests Purchase Agreement dated May 16, 2006 by and between Gameco Holdings, Inc. and Jacobs Entertainment, Inc.	S-4	333-136066	10.9	July 27, 2006

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
10.7

Asset Purchase Agreement dated May 17, 2006 between Feliciana Ventures, Inc., Forest Gold Truck Plaza and Casino, L.L.C., St. Helena Express & Casino, L.L.C., Seabuckle Gaming, Inc., Janice M. Penn and Minnie L. Hughes, as Sellers, Claude M. Penn, Jr., and Gameco Holdings, Inc. as Purchaser. (Assigned as to St. Helena to Jacobs Entertainment, Inc.).

		S-4	333-136066	10.10A	July 27, 2006

10.8

First Amendment to Asset Purchase Agreement dated July 12, 2006 between Feliciana Ventures, Inc., Forest Gold Truck Plaza and Casino, L.L.C., St. Helena Express & Casino, L.L.C., Seabuckle Gaming, Inc., Janice M. Penn and Minnie L. Hughes, as Sellers, Claude M. Penn, Jr., and Gameco Holdings, Inc. as Purchaser. (Assigned as to St. Helena to Jacobs Entertainment, Inc.).

		S-4	333-136066	10.10B	July 27, 2006

10.9	Credit Agreement by and between Jacobs Entertainment, Inc., Credit Suisse Securities (USA) LLC and CIBC World Markets Corp., as Joint Lead Arrangers and Joint Bookrunners, and CIBC World Markets Corp., as Syndication Agent, and Wells Fargo Bank, National Association, as Documentation Agent and Swingline Lender, and CIT Lending Services Corporation, as Documentation Agent, and Credit Suisse, Cayman Islands Branch, as Issuing Bank, Administrative Agent and Collateral Agent, dated June 16, 2006.	8-K	333-88242	10.11	June 22, 2006

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
10.10	Consulting Agreement dated January 1, 2006 and amended June 16, 2006, by and among Jacobs Entertainment, Inc. and Jacobs Investments Management Co., Inc.	S-4	333-136066	10.12	July 27, 2006

10.11	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Nautica Phase 2 Limited Partnership.	S-4	333-136066	10.14	July 27, 2006

10.12	Option Agreement dated April 18, 2006 between Jacobs Entertainment, Inc. and Flats Development, Inc.	S-4	333-136066	10.16	July 27, 2006

10.13	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Sycamore & Main, Inc.	S-4	333-136066	10.17	July 27, 2006

10.14	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Nautica Peninsula Land Limited Partnership.	S-4	333-136066	10.18	July 27, 2006

10.15	Lease and Option to Purchase Agreement dated June 21, 2006 by and between Curray Corporation, Texas Pelican, LLC and Jalou of Vinton, LLC.	S-4	333-136066	10.20	July 27, 2006

10.16	Membership Interests Purchase Agreement dated August 20, 2007 by and between Gameco Holdings, Inc. and Jacobs Entertainment, Inc.	8-K	333-88242	10.28	September 6, 2007

10.17	Amendment No. 1 dated May 4, 2007 to Credit Agreement among Jacobs Entertainment, Inc. and various lenders.	8-K	333-88242	10.28A	May 10, 2007

10.18	Asset Purchase Agreement dated October 4, 2006 regarding the Silver Dollar Truck Plaza.	10-K	333-88242	10.29	March 26, 2008

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
10.19	Purchase Agreement dated March 14, 2008 regarding Jacobs Lot D, Inc.	10-Q	333-88242	10.30	May 13, 2008

10.20	Amendment No. 2 dated February 5, 2009 to Credit Agreement among Jacobs Entertainment, Inc. and various lenders.	8-K	333-88242	10.31	February 6, 2009

10.21	Executive Employment Agreement between Jacobs Entertainment, Inc. and Emanuel J. Cotronakis signed August 21, 2009.	8-K	333-88242	10.32	August 24, 2009

10.22	Executive Employment Agreement between Jacobs Entertainment, Inc. and Michael T. Shubic signed September 23, 2009.	8-K	333-88242	10.33	September 29, 2009

10.23	Executive Employment Agreement between Jacobs Entertainment, Inc. and Ian M. Stewart signed September 23, 2009.	8-K	333-88242	10.34	September 29, 2009

10.24	Marketer Franchise Agreement between JEI Distributing, LLC and CITGO Petroleum Corporation dated as of December 21, 2009.	8-K	333-88242	10.35	January 13, 2010

10.25	Unbranded Rack Sales Agreement between JEI Distributing, LLC and CITGO Petroleum Corporation dated as of December 21, 2009.	8-K	333-88242	10.36	January 13, 2010

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
10.26	Addendum to Unbranded Rack Sales Agreement between JEI Distributing, LLC and CITGO Petroleum Corporation dated as of December 21, 2009.	8-K	333-88242	10.37	January 13, 2010

12	Computation of Ratio of Earnings to Fixed Charges.					X

14	Code of Ethics (as revised).	10-K	333-88242	14.1	March 26, 2008

21.2	Subsidiaries of Jacobs Entertainment, Inc.					X

25.1	Statement of Eligibility of Trustee on Form T-1.	S-4	333-136066	25.1	July 27, 2006

31.1	Chief Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Chief Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.					X