Form 10-Q
period 2010-03-31
JACOBS ENTERTAINMENT INC
filed 2010-05-13
CIK 1173284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 13, 2010
Class A Common Stock, $.01 par value	1,320 shares
Class B Common Stock, $.01 par value	180 shares

Jacobs Entertainment, Inc.

Index

March 31, 2010

Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2010 and December 31, 2009

(Dollars in Thousands)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,772	$24,201
Restricted cash	2,148	1,121
Accounts receivable, net	3,129	2,952
Due from affiliates	422	1,012
Inventory	2,812	3,039
Prepaid expenses and other current assets	3,351	2,875
Total current assets	35,634	35,200

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	59,783	59,768
Building and improvements	190,551	190,236
Equipment, furniture and fixtures	96,348	95,125
Leasehold improvements	3,201	3,201
Construction in progress	347	594
	350,230	348,924
Less accumulated depreciation	(111,014)	(106,278)
Property, plant and equipment, net	239,216	242,646

OTHER NONCURRENT ASSETS:
Goodwill	46,471	46,471
Identifiable intangible assets, net	7,766	8,173
Debt issue costs, net	6,777	5,695
Investment in equity securities	1,644	1,058
Other assets	1,406	1,406
TOTAL	$338,914	$340,649

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,881	$6,347
Accrued expenses	22,145	15,936
Due to affiliates	—	738
Current portion of long-term debt and capital lease obligations	2,118	2,117
Total current liabilities	33,144	25,138

Long-term debt and capital lease obligations	279,582	289,767
Other noncurrent liabilities	1,036	1,011
Total liabilities	313,762	315,916
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER’S EQUITY:
Class A Common stock, $.01 par value; 1,800 shares authorized, 1,320 shares issued and outstanding as of March 31, 2010 and December 31, 2009	—	—
Class B Common stock, $.01 par value; 200 shares authorized, 180 shares issued and outstanding as of March 31, 2010 and December 31, 2009	—	—
Additional paid-in capital	27,843	28,843
Accumulated deficit	(2,691)	(4,110)
Total stockholder’s equity	25,152	24,733
TOTAL	$338,914	$340,649

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2010 and 2009

(Dollars in Thousands)

	Three Months Ended March 31,
	2010	2009
REVENUES
Gaming:
Casino	$33,956	$34,506
Truck stop	16,318	17,634
Pari-mutuel	6,375	8,331
Food and beverage	7,097	7,233
Convenience store – fuel	19,663	13,018
Convenience store – other	2,539	3,474
Hotel	781	818
Other	1,211	1,546
Total revenues	87,940	86,560
Less: Promotional allowances	(8,871)	(8,583)
Net revenues	79,069	77,977

COSTS AND EXPENSES
Gaming:
Casino	11,722	11,347
Truck stop	9,515	10,388
Pari-mutuel	4,772	6,147
Food and beverage	3,147	3,165
Convenience store – fuel	18,470	12,170
Convenience store – other	3,327	4,154
Hotel	277	168
Marketing, general and administrative	15,411	15,187
Unrealized (gain) loss on change in fair value of investment in equity securities	(586)	635
Depreciation and amortization	5,327	5,258
Total costs and expenses	71,382	68,619

OPERATING INCOME	7,687	9,358

Interest income	9	15
Interest expense	(6,277)	(6,312)

NET INCOME	$1,419	$3,061

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the Three Months Ended March 31, 2010 and 2009

(Dollars in Thousands)

	Common Stock			Additional
	Class A Shares	Class B Shares	Amount*	Paid-in Capital	Accumulated Deficit	Total
BALANCES, JANUARY 1, 2010	1,320	180	$—	$28,843	$(4,110)	$24,733
Distributions				(1,000)		(1,000)
Net income**					1,419	1,419
BALANCES, MARCH 31, 2010	1,320	180	$—	$27,843	$(2,691)	$25,152

	Common Stock			Additional
	Class A Shares	Class B Shares	Amount*	Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
BALANCES, JANUARY 1, 2009	1,320	180	$—	$31,139	$(5,815)	$212	$25,536
Capital contribution				942			942
Distributions				(3,238)			(3,238)
Acquisition of noncontrolling interest						(212)	(212)
Net income**					3,061		3,061
BALANCES, MARCH 31, 2009	1,320	180	$—	$28,843	$(2,754)	$—	$26,089

*

The par value amount of the Jacobs Entertainment, Inc. 1,320 shares of Class A common stock and 180 shares of Class B common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 due to rounding.

**	For the three months ended March 31, 2010 and 2009, comprehensive income is equal to net income and is entirely attributable to the Jacobs Entertainment, Inc. stockholder.

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2010 and 2009

(Dollars in Thousands)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$1,419	$3,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,327	5,258
Unrealized (gain) loss on change in fair value of investment in equity securities	(586)	635
Loss on disposal of equipment	92	78
Deferred financing cost amortization	418	401
Other	2	2
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(1,027)	(1,254)
Accounts receivable, net	(177)	265
Inventory	227	53
Prepaid expenses and other assets	(479)	(321)
Accounts payable	3,571	(1,972)
Accrued expenses and other noncurrent liabilities	6,234	5,333
Due from/to affiliates	(144)	(167)
Net cash provided by operating activities	14,877	11,372
INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,620)	(2,936)
Proceeds from sale of equipment	—	49
Purchases of device rights	—	(10)
Acquisition of noncontrolling interest	—	(212)
Net cash used in investing activities	(2,620)	(3,109)
FINANCING ACTIVITIES:
Payments to obtain financing	(1,500)	(530)
Borrowings on revolving line of credit	1,000	6,713
Payments on long-term debt	(186)	(180)
Payments on revolving line of credit	(11,000)	(8,250)
Distributions to stockholder	(1,000)	(3,238)
Net cash used in financing activities	(12,686)	(5,485)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(429)	2,778
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,201	21,879
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,772	$24,657
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$430	$794
Non-cash investing and financing activities:
Capital contribution exchanged for retirement of liabilities paid by affiliate	$—	$942
Non-cash additions to property	$156	$961

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

1.                       BUSINESS AND ORGANIZATION

Jacobs Entertainment, Inc. (“JEI,” the “Company,” “us,” “our,” or “we”) was formed on April 17, 2001 to become a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Nevada, Louisiana, and Virginia. We are a wholly-owned subsidiary of Jacobs Investments, Inc. (“JII”) and a Qualified Subchapter-S Corporation Subsidiary under the Internal Revenue Code of 1986, as amended.  Jeffrey P. Jacobs, our Chief Executive Officer (“CEO”), and his family trusts own 100% of JII’s outstanding Class A and Class B shares.  Our CEO and his affiliates are referred to herein as “Jacobs.”  We have four reportable segments (Colorado, Nevada, Virginia and Louisiana), as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting.  See Note 4.

As of March 31, 2010, we own and operate five casinos through wholly-owned subsidiaries. Our casinos include The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Hotel Casino (“Gilpin”), both in Black Hawk, Colorado, the Gold Dust West Casino (“Gold Dust West-Reno”) in Reno, Nevada, the Gold Dust West-Carson City (“Gold Dust West-Carson City”) in Carson City, Nevada and the Gold Dust West-Elko (“Gold Dust West-Elko”) in Elko, Nevada.  JEI also owns and operates 18 truck plaza video gaming facilities in Louisiana, which are collectively referred to as “Jalou,” “truck stops” or “truck plazas.”  We also receive a percentage of gaming revenue from an additional truck plaza video gaming facility.  Finally, JEI owns and operates a horse racing track with eight satellite wagering facilities in Virginia through a wholly-owned subsidiary, Colonial Holdings, Inc. (“Colonial”). On April 28, 2010, we opened a ninth satellite wagering facility in Henrico County, Virginia.

2.                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Financial Statements — The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial position as of March 31, 2010 and December 31, 2009, and the results of our operations, cash flows and changes in stockholder’s equity for the three months ended March 31, 2010 and 2009.  All intercompany transactions and balances have been eliminated in consolidation. We have evaluated subsequent events through the date on which the financial statements are issued.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto in our Form 10-K report for the year ended December 31, 2009 filed with the U.S. Securities and Exchange Commission.  Our significant accounting policies are discussed in detail in Note 2 to the financial statements contained in our Form 10-K report.  The results of interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

New Accounting Guidance—New authoritative accounting guidance under FASB ASC Topic 810, Consolidation (“ASC Topic 810”), amends existing accounting literature to require an enterprise to perform an analysis to determine whether any variable interest held gives it a controlling financial interest in a variable interest entity and requires an ongoing reassessment of this nature.  The standard also requires enhanced disclosures that will provide more transparent information about an entity’s involvement in a variable interest entity.  The standard was effective for us on January 1, 2010.  The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

3.                       GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

We test goodwill for impairment as of September 30 each year or when circumstances indicate it is necessary.  Testing compares the estimated fair values of our reporting units to the reporting units’ carrying value.  We consider a variety of factors when estimating the fair value of our reporting units including estimates about the future operating results of each reporting unit, multiples of EBITDA, investment banker market analyses, and recent sales of comparable business units if such information is available to us.  A variety of estimates and judgments about the relevance and comparability of these factors to the reporting units are made.  As of September 30, 2009, we believe the carrying value of the goodwill held in our reporting units was not impaired.  There has been no change in the carrying amount of goodwill during 2010 or 2009.

In addition, as of March 31, 2010, we have reassessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets.

Identifiable intangible assets as of March 31, 2010 and December 31, 2009, consisted of the following:

	Weighted	March 31, 2010			December 31, 2009
	Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortizable intangible assets:
Revenue rights	41.75	$6,000	$990	$5,010	$6,000	$960	$5,040
Device use rights	2.22	9,044	6,566	2,478	9,064	6,275	2,789
Restriction agreements	2.48	1,369	1,091	278	1,369	1,025	344

Total		$16,413	$8,647	$7,766	$16,433	$8,260	$8,173

Aggregate amortization expense of identifiable intangible assets was $403 and $551 for the three months ended March 31, 2010 and 2009, respectively.

Estimated amortization expense for the years ending December 31:

2010 (remaining 9 months)	$1,087
2011	894
2012	708
2013	407
2014	208
Thereafter	4,462
Total	$7,766

4.                       SEGMENTS

Our CEO is the chief operating decision maker. At March 31, 2010 and 2009, we have four segments representing the geographic regions of our operations.  Each segment is managed separately because of the unique characteristics of its revenue stream and customer base. We have aggregated our operations into these four segments based on similarities in the nature of the properties’ businesses, customers and regulatory environment in which each property operates. The Colorado segment consists of The Lodge and Gilpin casinos.  Our Nevada segment includes the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos.  The Louisiana operations consist of its truck plaza/video poker facilities, and the Virginia segment consists of Colonial’s pari-mutuel operations and its satellite wagering facilities.

The accounting policies of the segments are the same as those described in Note 2 above and those included in our Form 10-K report for the year ended December 31, 2009.  The corporate adjustments, eliminations and other represent all other income and expenses and are also presented.

As of and for the Three Months Ended March 31, 2010

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other	Total
Revenues:
Gaming
Casino	$25,171	$8,785				$33,956
Truck stop			$16,318			16,318
Pari-mutuel				$6,375		6,375
Food and beverage	2,952	2,298	1,496	351		7,097
Convenience store — fuel			19,663			19,663
Convenience store — other			2,539			2,539
Hotel	474	307				781
Other	217	332	326	219	$117	1,211
Total revenues	28,814	11,722	40,342	6,945	117	87,940
Less: Promotional allowances	(5,916)	(1,725)	(1,230)			(8,871)
Net revenues	$22,898	$9,997	$39,112	$6,945	$117	$79,069

Depreciation and amortization	$1,725	$1,545	$1,264	$544	$249	$5,327
Interest income	$—	$—	$8	$1	$—	$9
Interest expense	$2,170	$1,286	$1,028	$147	$1,646	$6,277
Net income (loss)	$3,344	$(1,112)	$3,286	$(177)	$(3,922)	$1,419
EBITDA(1)	$7,239	$1,719	$5,570	$513	$(2,027)	$13,014

Goodwill	$6,711	$8,836	$30,924			$46,471
Identifiable intangible assets, net			$7,766			$7,766
Property, plant and equipment, net	$90,280	$39,625	$39,673	$62,907	$6,731	$239,216
Total assets	$110,489	$56,003	$89,221	$68,986	$14,215	$338,914
Long-term debt	$84,981	$61,280	$51,099	$4,895	$77,327	$279,582
Capital expenditures	$1,032	$563	$285	$599	$141	$2,620

For the Three Months Ended March 31, 2009
(Balance Sheet Data as of December 31, 2009)

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other	Total
Revenues:
Gaming
Casino	$24,927	$9,579				$34,506
Truck stop			$17,634			17,634
Pari-mutuel				$8,331		8,331
Food and beverage	2,667	2,177	1,920	469		7,233
Convenience store — fuel			13,018			13,018
Convenience store — other			3,474			3,474
Hotel	475	343				818
Other	206	356	575	279	$130	1,546
Total revenues	28,275	12,455	36,621	9,079	130	86,560
Less: Promotional allowances	(5,255)	(2,232)	(1,096)			(8,583)
Net revenues	$23,020	$10,223	$35,525	$9,079	$130	$77,977

Depreciation and amortization	$1,726	$1,490	$1,309	$506	$227	$5,258
Interest income	$—-	$—	$4	$9	$2	$15
Interest expense	$2,172	$1,269	$1,012	$148	$1,711	$6,312
Net income (loss)	$4,399	$(853)	$3,749	$402	$(4,636)	$3,061
EBITDA(1)	$8,297	$1,906	$6,066	$1,047	$(2,700)	$14,616

Goodwill	$6,711	$8,836	$30,924			$46,471
Identifiable intangible assets, net			$8,173			$8,173
Property, plant and equipment, net	$91,585	$40,907	$40,294	$62,964	$6,896	$242,646
Total assets	$113,679	$57,580	$90,201	$67,847	$11,342	$340,649
Long-term debt	$84,981	$61,337	$51,115	$4,902	$87,432	$289,767
Capital expenditures	$637	$601	$1,054	$316	$328	$2,936

(1)                   EBITDA (earnings before interest, income taxes, depreciation and amortization) is presented as supplemental information in the tables above as it is a key measure of operating performance used by our chief operating decision maker. EBITDA can be reconciled directly to our unaudited condensed consolidated net income (loss) by adding the amounts shown for depreciation, amortization, income taxes and interest to net income (loss). This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income (loss), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows holders of our debt and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our segments using EBITDA measures as do most analysts following the gaming industry. EBITDA is also a key component of certain financial covenants in our debt agreements.

5.                       COMMITMENTS AND CONTINGENCIES

Commitments

Colonial has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for our pari-mutuel wagering applications.  The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities to 2012, and to provide replacement equipment for existing equipment, at a rate of .385% of handle up to $270,000 in handle.  Handle above $270,000 will be charged a rate of .345%.  The agreement also provides for a minimum charge per calendar year of $177.  In addition, effective May 1, 2009, Colonial has entered into an agreement with a company which provides broadcasting and simulcasting equipment and services.  The agreements for live racing broadcasting and simulcasting services at the horse racing track expires December 31, 2011.  Total expense incurred for totalisator and broadcasting and simulcasting services was $150 and $173 for the three month periods ended March 31, 2010 and 2009, respectively.

The Interstate Horse Racing Act requires that we secure the consent of the Virginia Horsemen’s Benevolence and Protective Association (the “VaHBPA”) and the Virginia Harness Horse Association (“VHHA”) to export the simulcasting of races. These consents are usually contained in the agreement between each group and Colonial.  We have an agreement with the VHHA that expires December 31, 2011 and an agreement with the VaHBPA that expires December 31, 2012.

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

Operating Leases

Our operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia, leases for office space in Colorado, Louisiana, Virginia and Florida, as well as leases for automobiles and other property and equipment at all locations, expiring at various dates.  Total expense under these non-cancelable operating leases was $749 and $763 during the three months ended March 31, 2010 and 2009, respectively.

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

6.                       RELATED PARTY TRANSACTIONS

JIMCO Management Agreement

In order to assist us in our efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, we have an agreement with Jacobs Investments Management Co. Inc. (“JIMCO”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two of his business associates. This agreement calls for $1,250 per year payable in two equal installments of $625 on January 1st and July 1st each year plus two and one-half percent (2.5%) of budgeted development costs for projects undertaken by us, if certain debt covenant ratios are met. Totals expenses incurred under this agreement with JIMCO were $313 and $313 during the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and December 31, 2009, these transactions resulted in net payables to affiliates totaling $0 and $625, respectively.

Transactions with Affiliate Truck Stops

We allocate management, accounting and overhead costs incurred by JEI to various truck stops owned by Jacobs.  These costs totaled $290 and $294 for the three months ended March 31, 2010 and 2009, respectively. Additionally, to help JEI reach the fuel sale volume necessary to qualify for the reduced pricing structure under the CITGO contract discussed in Note 5 above, JEI entered into agreements with affiliates to provide gasoline and diesel fuel at cost for their fuel operations, which totaled $1,502 for the three months ended March 31, 2010.  These transactions result in receivables from and payables to our affiliates.  As of March 31, 2010, these transactions resulted in net payables to affiliates totaling $16, and as of December 31, 2009, these transactions resulted in net receivables from affiliates totaling $390.

Jalou Device Owner, L.P.

Additionally, under Louisiana law, video poker machines must be owned by Louisiana residents. Through October 2009, the Jalou truck plaza video gaming facilities paid a fee to the third party owner of the machines in order to maintain the machines used in our truck plaza operations, plus reimbursement for the owner’s licensing costs and various other expenses.  Beginning in November 2009, the ownership of the video poker machines and the related repair parts inventory used by the Jalou truck plazas was transferred from the third party owner to a related party, Jalou Device Owner, L.P. (“Device Owner”), of which Gameco Holdings, Inc. (“Gameco”), a wholly-owned subsidiary of JII, owns 49% and is its general partner and two Louisiana residents own 51% and are the limited partners.  The Jalou truck plazas pay 90 cents per operating video poker machine per day to Device Owner, plus reimbursement for the owner’s licensing costs.  Total expense under these obligations was $324 and $272 for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and December 31, 2009, the transfer of the repair parts inventory from us to Device Owner, ongoing repair parts purchased from Device Owner and device owner fees paid resulted in net receivables from affiliates totaling $332 and $588, respectively.

Other Related Party Transactions

As of March 31, 2010 and December 31, 2009, we also had various immaterial receivables from JII and other Jacobs affiliates totaling $106 and $34, respectively.

We also had payables to affiliates totaling $113 at December 31, 2009 to the R.E. Jacobs Group, an affiliate, for JEI-related airplane usage during 2009. This payment was made during the first quarter of 2010.

Nautica Properties

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

On November 3, 2009, a constitutional amendment (“Issue 3”) was passed in Ohio which permits casino gaming at designated locations in Cincinnati, Cleveland, Columbus and Toledo.  None of the designated locations is owned by JEI or its affiliates.  We are currently evaluating the impact Issue 3 might have on our development efforts on the Nautica Properties in Ohio.

7.                       RECENT ACQUISITION ACTIVITY

Acquisition of Nautica Sugar Warehouse

As discussed in Note 6 above, on January 21, 2009, we acquired Sugar Warehouse for $2,450. Sugar Warehouse is a building comprised of 47,380 square feet of net rentable space with commercial tenants.  The acquisition of Sugar Warehouse and its related business was accounted for as a combination of entities under common control.  Therefore, the portion acquired from our CEO has been recorded at the historical cost bases in the assets and liabilities transferred and the portion acquired from third parties has been recorded at fair value at the acquisition date using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations.  A distribution of $2,238 was recorded on the acquisition date for the portion of the purchase price attributable to our CEO.  Additionally, the net assets attributable to the noncontrolling interest holders have been reflected as a separate component of equity.

If casino gaming were to become legalized in Ohio within seven years from the purchase date and a for-profit casino is licensed on the Nautica Properties, the purchase price of Sugar Warehouse could increase based on independent appraisals of the land and improvement values.  Any additional purchase price shall be equal to the fair market value of the property at the time that a license is issued to JEI in the State of Ohio for a for-profit casino less the purchase price previously paid.  The fair market value shall be determined based upon the average of three independent appraisals prepared at that time.  There is no maximum additional purchase price.  We will continue to evaluate the fair value of this additional contingent purchase price at each balance sheet date throughout the term of the agreement.  If applicable, any additional purchase price would be accounted for consistently with the original acquisition accounting, whereby the portion attributable to the related party would be accounted for as a combination of entities under common control and as a distribution, and the portion attributable to third parties would be accounted for using the acquisition method of accounting.  At March 31, 2010, the fair value of the Sugar Warehouse contingent purchase price was immaterial to the financial position of JEI but could have a material impact in the future if and when gaming becomes legalized in Ohio and a casino license is granted for this site.

The following table summarizes the net assets acquired and liabilities assumed as of January 21, 2009, for the Sugar Warehouse acquisition considering both the portion acquired from our CEO and the noncontrolling interest holders:

Sugar Warehouse

Current assets	$47
Property and equipment, net	1,775

Total assets acquired	1,822

Current liabilities assumed	38
Other long-term liabilities	63

Total liabilities assumed	101

Net assets acquired	$1,721

The following schedule discloses the effects on JEI’s equity due to the change in ownership interest in Sugar Warehouse discussed above:

	Three Months Ended March 31
	2010	2009

Net income attributable to JEI stockholder	$1,419	$3,061
Decrease in JEI’s equity for purchase of Sugar Warehouse noncontrolling interest	—	(212)
Change from net income attributable to JEI stockholder and transfer to the noncontrolling interest	$1,419	$2,849

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

8.                       LONG-TERM DEBT

We have issued senior unsecured notes in the amount of $210,000 bearing interest at 9¾% due June 15, 2014 with interest only payments due each June 15 and December 15.  We also have a $100,000 senior secured credit facility consisting of: (i) a $40,000 revolving credit facility; (ii) a $40,000 six-year term loan facility; and (iii) a $20,000 six-year delayed draw term loan.  Borrowings under our senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined, and (2) the federal funds rate plus ½ of 1% or (b) a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs.  At March 31, 2010, the blended interest rate on our senior secured credit facility was approximately 3.34%.  We have $1,900 of outstanding letters of credit as of March 31, 2010 resulting in $29,100 available on the revolving credit facility.

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

On March 31, 2010, we entered into an Amendment and Restatement Agreement (the “Restatement”) to the credit agreement. Generally, the Restatement, among other things, adjusted our bank financial covenants, allowed for the exclusion of certain items from EBITDA for purposes of calculating our revised financial covenants, and other minor amendments. Additionally, all but $3,000 of our revolving senior credit facility aggregating $40,000 due June 2011 (“Class B Revolving Loans”) was extended to June 2012 (“Class A Revolving Loans”). We have the ability to raise an additional $3,000 to fully replace the revolver capacity should we so choose.

As a result of the Restatement, our interest rate increased by 0.25% on the drawn Class B Revolving Loans balance and by 0.50% on the drawn Class A Revolving Loans balance, and our interest rate on the Tranche B Term Loan and Delayed Draw Tranche B Term Loan (aggregating $57,800 at March 31, 2010) increased from 2.75% above LIBOR to 3.00% above LIBOR. The total cost of the Restatement, including the bank consent fees, the fees to Credit Suisse Securities (USA) LLC (the Joint Lead Arrangers) and legal, accounting and other costs was $1,936. Of these costs, $1,500 will be amortized to interest expense over the remaining life of the credit facility which is approximately 2 years and the remainder were expensed as incurred. At March 31, 2010, we were in compliance with our financial covenants.

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

The fair value of our investment in MTR is based entirely upon quoted market prices, which is a Level 1 input.  As of March 31, 2010 and December 31, 2009, the fair value of our investment in MTR was $1,644 and $1,058, respectively.  We have elected the fair value option permitted by FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”), and therefore, we recognize changes in the fair value of our investment in MTR as unrealized gains/losses in earnings based on its quoted market price. For the three months ended March 31, 2010, we recorded an unrealized gain on the change in the fair value of the investment totaling $586. For the three months ended March 31, 2009, we recorded an unrealized loss on the change in the fair value of the investment totaling $635.

The following is summary level financial information of MTR for the three months ended March 31, 2010 and 2009 and as of March 31, 2010 and December 31, 2009:

	Three Months Ended March 31,
	2010	2009

Net revenues	$99,359	$109,700
Total operating expenses	90,069	97,529
(Loss) income from continuing operations	(3,137)	1,502
Net (loss) income	(3,280)	752

	As of March 31, 2010	As of December 31, 2009

Current assets	$71,915	$72,160
Noncurrent assets	$424,195	$430,853
Current liabilities	$31,853	$45,879
Noncurrent liabilities	$394,408	$383,861

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

The estimated fair value of our financial instruments is as follows:

	As of March 31, 2010		As of December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Liabilities—Debt and capital lease obligations	$281,700	$271,482	$291,884	$283,961

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

10.                ACCRUED EXPENSES

Accrued expenses as of March 31, 2010 and December 31, 2009, include the following:

	March 31, 2010	December 31, 2009

Payroll and related	$4,092	$3,886
Gaming taxes payable	2,720	3,213
Interest payable	6,352	941
Property taxes payable	681	1,060
Slot club liability	1,278	1,169
Progressive jackpot liability	1,630	1,381
Purses due horsemen	1,781	598
Other	3,611	3,688
	$22,145	$15,936

11.                CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On June 16, 2006, we completed a debt refinancing in the form of secured and unsecured indebtedness.  The secured portion of our indebtedness, which was with a bank syndicate group, consists of a $100,000 senior secured credit facility comprising: (1) a $40,000 six-year term loan facility; (2) a $40,000 revolving credit facility; and (3) a $20,000 six-year delayed draw term loan facility.  The unsecured portion of our debt is in the form of $210,000 of 9¾% unsecured senior notes.  The senior secured credit facility and the unsecured senior notes are both guaranteed by our current and future restricted subsidiaries.  Each subsidiary guarantor is 100% owned by the parent company, all guarantees are full and unconditional and joint and several, and all subsidiaries of JEI guarantee the securities.

The following information sets forth our Unaudited Condensed Consolidating Balance Sheets as of March 31, 2010 and December 31, 2009, and the Unaudited Condensed Consolidating Statements of Operations and the Unaudited Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2010 and 2009 as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  Investments in our subsidiaries are accounted for on the equity method.  Accordingly, entries necessary to consolidate the Parent Company Issuer and our Subsidiary Guarantors are reflected in the eliminations column.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF MARCH 31, 2010

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$1,721	$33,913		$35,634
Property, plant and equipment, net	1,291	237,925		239,216
Net investment in and advances to subsidiaries	98,125		$(98,125)	—
Other long-term assets	5,539	58,525		64,064
Total assets	$106,676	$330,363	$(98,125)	$338,914

LIABILITIES AND EQUITY
Current liabilities	$4,233	$28,911		$33,144
Long-term debt	276,467	3,115		279,582
Long-term debt (receivable from) payable to affiliate	(199,182)	199,182		—
Other long-term liabilities	6	1,030		1,036
Stockholder’s equity	25,152	98,125	$(98,125)	25,152
Total liabilities and equity	$106,676	$330,363	$(98,125)	$338,914

AS OF DECEMBER 31, 2009

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$644	$34,556		$35,200
Property, plant and equipment, net	1,404	241,242		242,646
Net investment in and advances to subsidiaries	109,449		$(109,449)	—
Other long-term assets	3,655	59,148		62,803
Total assets	$115,152	$334,946	$(109,449)	$340,649

LIABILITIES AND EQUITY
Current liabilities	$3,023	$22,115		$25,138
Long-term debt	286,569	3,198		289,767
Long-term debt (receivable from) payable to affiliate	(199,182)	199,182		—
Other long-term liabilities	9	1,002		1,011
Stockholder’s equity	24,733	109,449	$(109,449)	24,733
Total liabilities and equity	$115,152	$334,946	$(109,449)	$340,649

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$79,069		$79,069
Costs and expenses	$(2,190)	(69,192)		(71,382)
Interest expense, net	(1,253)	(5,015)		(6,268)
Equity in earnings of subsidiaries	4,862		$(4,862)	—
Net income	$1,419	$4,862	$(4,862)	$1,419

FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$78,102	$(125)	$77,977
Costs and expenses	$(2,969)	(65,775)	125	(68,619)
Interest expense, net	(1,315)	(4,982)		(6,297)
Equity in earnings of subsidiaries	7,345		(7,345)	—
Net income	$3,061	$7,345	$(7,345)	$3,061

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$12,781	$2,096	$	$14,877

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(140)	(2,480)		(2,620)
Net cash used in investing activities	(140)	(2,480)		(2,620)

FINANCING ACTIVITIES:
Payments to obtain financing	(1,500)			(1,500)
Proceeds from revolving line of credit	1,000			1,000
Payments on long-term debt	(102)	(84)		(186)
Payments on revolving line of credit	(11,000)			(11,000)
Net advances to/from subsidiaries	463	(463)		—
Distributions to stockholder	(1,000)			(1,000)
Net cash used in financing activities	(12,139)	(547)		(12,686)

Net Increase (Decrease) in Cash and Cash Equivalents	502	(931)		(429)
Cash and Cash Equivalents — Beginning of Period	191	24,010		24,201
Cash and Cash Equivalents — End of Period	$693	$23,079	$	$23,772

FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$6,858	$4,514	$	$11,372

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(22)	(2,914)		(2,936)
Proceeds from sale of equipment		49		49
Purchases of device rights		(10)		(10)
Acquisition of noncontrolling interest	(212)			(212)
Net cash used in investing activities	(234)	(2,875)		(3,109)

FINANCING ACTIVITIES:
Payments to obtain financing	(530)			(530)
Proceeds from revolving line of credit	6,713			6,713
Payments on long-term debt	(100)	(80)		(180)
Payments on revolving line of credit	(8,250)			(8,250)
Net advances to/from subsidiaries	(1,412)	1,412		—
Distributions to stockholder	(3,238)			(3,238)
Net cash (used in) provided by financing activities	(6,817)	1,332		(5,485)

Net (Decrease) Increase in Cash and Cash Equivalents	(193)	2,971		2,778
Cash and Cash Equivalents — Beginning of Period	487	21,392		21,879
Cash and Cash Equivalents — End of Period	$294	$24,363	$	$24,657

Item 2.                                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section discusses the results of our operations for the three months ended March 31, 2010 and 2009. We recommend reading the following discussions and analyses in conjunction with our unaudited condensed consolidated financial statements, including the notes and other financial information contained in this Form 10-Q, as well as our audited consolidated financial statements as of December 31, 2009, included in our Form 10-K report filed with the Securities and Exchange Commission (“10-K Report”). Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties. In this regard, see the section “Risk Factors” in Item 1A of our 10-K Report.

The historical information should not necessarily be taken as a reliable indicator of our future performance.

TABLE OF CONTENTS TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Description of item
1.	Significant transactions occurring during 2010	21
2.	Overview and discussion of our operations	21
3.	Comparison of our results of operations for the three months ended March 31, 2010 to the three months ended March 31, 2009	24
4.	Segment information	26
5.	Liquidity and capital resources	29
6.	Critical accounting policies and estimates	31

1. Significant transactions occurring during 2010

Amendment to Credit Agreement

On March 31, 2010, we entered into an Amendment and Restatement Agreement (the “Restatement”) to the credit agreement. Generally, the Restatement, among other things, adjusted our bank financial covenants, allowed for the exclusion of certain items from EBITDA for purposes of calculating our revised financial covenants, and other minor amendments. Additionally, all but $3.0 million of our revolving senior credit facility aggregating $40.0 million due June 2011 (“Class B Revolving Loans”) was extended to June 2012 (“Class A Revolving Loans”). We have the ability to raise an additional $3.0 million to fully replace the revolver capacity should we so choose.

As a result of the Restatement, our interest rate increased by 0.25% on the drawn Class B Revolving Loans balance and by 0.50% on the drawn Class A Revolving Loans balance, and our interest rate on the Tranche B Term Loan and Delayed Draw Tranche B Term Loan (aggregating $57.8 million at March 31, 2010) increased from 2.75% above LIBOR to 3.00% above LIBOR. The total cost of the Restatement, including the bank consent fees, the fees to Credit Suisse Securities (USA) LLC (the Joint Lead Arrangers) and legal, accounting and other costs was approximately $1.9 million. Of these costs, $1.5 million will be amortized to interest expense over the remaining life of the credit facility which is approximately 2 years and the remainder were expensed as incurred. At March 31, 2010, we were in compliance with our financial covenants.

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

Colorado

Our Colorado operations consist of The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Casino (“Gilpin”), both of which are located in Black Hawk, Colorado. The competitive aspects of the market in Black Hawk continue to be a significant factor in our operations.  At March 31, 2010, there were approximately 8,800 slot machines in the city of Black Hawk.  We had 1,370 slot machines in this market (976 at The Lodge and 394 at the Gilpin), which represented approximately 16% of the total slot machines in Black Hawk. Additionally, there were 203 table games in the city of Black Hawk.  We had 40 table games in this market (34 at The Lodge and 6 at the Gilpin), which represented approximately 20% of the total table games in Black Hawk.  On March 15, 2010, we closed the Gilpin poker room.

New gaming regulation, which became effective on July 2, 2009 at Colorado casinos, allowed for the introduction of craps and roulette, increased the maximum wager limit to $100, and allows for 24-hour gaming operations.  During 2009, our Colorado properties were affected by a number of events related to preparing our properties to take advantage of the higher limits, new games and extended hours.  We reduced the slot machine count to accommodate the addition of table games.  Our casino floors at both The Lodge and Gilpin were disrupted during the second quarter of 2009 to install new carpet, additional surveillance and new table games.  On September 9, 2009, we began a construction project to expand our casino floor space at The Lodge.  The project was completed November 16, 2009.

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

Louisiana

The Louisiana truck plaza video gaming facilities consist of 18 truck plazas located in Louisiana and a share in the gaming revenues of an additional truck plaza.  Each truck plaza features a convenience store, fueling operations, a restaurant and up to 50 video gaming devices in the casino depending on the level of fuel sales and available space.  At March 31, 2010, our truck plaza video gaming facilities had a combined total of 944 video gaming devices.

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

As of March 31, 2010, we operated eight satellite wagering facilities in Virginia. On April 28, 2010, we opened a ninth satellite wagering facility in Henrico County, Virginia.

Summary of Consolidated Operating Results

The following table summarizes our consolidated results of operations for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009	$ Change	% Variance

REVENUES
Gaming:
Casino	$33,956	$34,506	$(550)	-1.59%
Truck stop	16,318	17,634	(1,316)	-7.46%
Pari-mutuel	6,375	8,331	(1,956)	-23.48%
Food and beverage	7,097	7,233	(136)	-1.88%
Convenience store — fuel	19,663	13,018	6,645	51.04%
Other	4,531	5,838	(1,307)	-22.39%
Less: Promotional allowances	(8,871)	(8,583)	(288)	3.36%
Net revenues	79,069	77,977	1,092	1.40%

COSTS AND EXPENSES
Gaming:
Casino	11,722	11,347	375	3.30%
Truck stop	9,515	10,388	(873)	-8.40%
Pari-mutuel	4,772	6,147	(1,375)	-22.37%
Food and beverage	3,147	3,165	(18)	-0.57%
Convenience store — fuel	18,470	12,170	6,300	51.77%
Other	3,604	4,322	(718)	-16.61%
Marketing, general and administrative	15,411	15,187	224	1.47%
Unrealized (gain) loss on change in fair value of investment in equity securities	(586)	635	(1,221)	n/a
Depreciation and amortization	5,327	5,258	69	1.31%
Total costs and expenses	71,382	68,619	2,763	4.03%

OPERATING INCOME	7,687	9,358	(1,671)	-17.86%

Interest expense, net	(6,268)	(6,297)	29	-0.46%

NET INCOME	$1,419	$3,061	$(1,642)	-53.64%

3. Comparison of our results of operations for the three months ended March 31, 2010 to the three months ended March 31, 2009

All comparisons below begin with the 2010 results followed by the 2009 results.

Casino revenues decreased $0.5 million or 2% to $34.0 million from $34.5 million.  The decrease in casino revenues is due to decreases at Gold Dust West-Reno of $0.6 million or 13%, Gold Dust West-Carson City of $0.1 million or 3% and Gold Dust West-Elko of $0.1 million or 3%, somewhat offset by an increase at The Lodge of $0.3 million or 1%.  Revenues at The Lodge increased primarily due to Amendment 50 becoming effective July 2, 2009.  Amendment 50 seems to be benefiting the larger casino properties in Black Hawk.  Gold Dust West-Reno continues to be negatively impacted by continued market declines combined with a lower hold percentage.

Truck stop video poker gaming revenues decreased $1.3 million or 7% to $16.3 million from $17.6 million.  The decrease in revenues was experienced at nearly all of our truck stop locations and is somewhat better than the statewide truck stop video gaming revenue decline of 8% resulting from the continued general economic conditions, including higher unemployment and decreased disposable income, for the first three months of 2010 compared to the same period of 2009.

Pari-mutuel revenues decreased $1.9 million or 23% to $6.4 million from $8.3 million.  The decrease in revenues is attributable to a $1.7 million decrease in wagering revenues at the off track wagering facilities primarily due to an overall decrease in attendance and fewer operating days in 2010 compared to 2009, combined with a $0.2 million decrease in account wagering revenues.

Food and beverage revenues decreased $0.1 million or 2% to $7.1 million from $7.2 million.  This decrease is attributable to decreases of $0.4 million at the truck stop facilities and $0.1 million at Colonial, somewhat offset by increases of $0.2 million at The Lodge, $0.1 million at the Gilpin and $0.1 million at Gold Dust West-Elko.

Convenience store-fuel revenues increased $6.7 million or 51% to $19.7 million from $13.0 million.  The increase was primarily due to an increase in the average selling price of fuel to $2.64 per gallon in 2010 from $1.91 per gallon in 2009, combined with a 9% increase in volume.  In December 2009, JEI entered into a fuel supply agreement with CITGO Petroleum Corporation.  To help JEI reach the fuel sale volume necessary to qualify for the reduced pricing structure under the CITGO contract, JEI entered into agreements with affiliates to provide fuel at cost for their fuel operations.  The increase in fuel sales volume for this period was primarily due to the new affiliate agreements. The increase in fuel sales associated to the affiliate agreements was $1.5 million in 2010.

Other revenues decreased $1.3 million or 22% to $4.5 million from $5.8 million and were primarily attributable to a $0.9 million decrease in convenience store revenues at the truck stops and receipt of $0.3 million in 2009 of insurance proceeds in excess of hurricane losses incurred during late 2008 at our truck stops.

Promotional allowances increased $0.3 million or 3% to $8.9 million from $8.6 million.  Promotional allowances increased by $0.7 million at The Lodge and $0.1 million at the truck stops, somewhat offset by a decrease of $0.5 million at Gold Dust West-Reno.

Casino expenses increased $0.4 million or 3% to $11.7 million from $11.3 million.  Increases of $0.4 million at The Lodge and $0.1 million at the Gilpin were somewhat offset by decreases totaling $0.1 million at our three Nevada casinos combined.  The increases at our Colorado properties were primarily due to more staffing for the table games and extended hours.

Truck stop gaming expenses decreased $0.9 million or 8% to $9.5 million from $10.4 million and is primarily due to direct costs associated with decreased truck stop gaming video poker revenues.

Pari-mutuel costs and expenses decreased $1.4 million or 22% to $4.8 million from $6.2 million.  The decrease is attributable to decreased direct costs resulting from decreased pari-mutuel revenues resulting from fewer operating days at the off track wagering facilities as compared to the prior year.

Food and beverage costs and expenses decreased less than $0.1 million or 1% to $3.1 million, and is due to decreases of $0.4 million at the truck stops and $0.1 million at Colonial, somewhat offset by increases of $0.1 million at The Lodge, $0.1 million at the Gilpin and $0.2 million at Gold Dust West-Carson City.

Convenience store-fuel expenses increased $6.3 million or 52% to $18.5 million from $12.2 million.  The increase was primarily due to an increase in the average cost of fuel to $2.52 per gallon in 2010 from $1.79 per gallon in 2009, combined with an increase in volume as discussed in convenience store-fuel revenues above.  In January 2010, we also collected $0.3 million in accounts receivable that had been fully reserved in December 2008.  The increase in fuel costs associated to the new affiliate agreements was $1.5 million in 2010.

Other costs and expenses decreased $0.7 million or 17% to $3.6 million from $4.3 million, and were attributable to a $0.8 million decrease in convenience store expenses at the truck stops which correlates to the decrease in convenience store revenues, somewhat offset by a $0.1 million increase in hotel expenses at The Lodge.

Marketing, general and administrative expenses increased $0.2 million or 1% to $15.4 million from $15.2 million.  This increase is primarily the result of $0.4 million of costs incurred during the first quarter of 2010 related to the amendment to our credit agreement, somewhat offset by a $0.1 million decrease at Colonial and a $0.1 million decrease at the truck stops.

We account for our investment in MTR Gaming Group, Inc. as an equity security, in accordance with FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”).  An increase in the stock price during 2010 resulted in an unrealized gain on the change in fair value of investment in equity securities totaling $0.6 million compared to a decline in the stock price during 2009 which resulted in an unrealized loss totaling $0.6 million.

Depreciation and amortization expense increased less than $0.1 million or 1% to $5.3 million and was primarily attributable to an increase at Gold Dust West-Carson City.

Net interest expense decreased slightly to $6.3 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

4. Segment information

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

The following is a summary of the net revenues, costs and expenses and EBITDA, for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
NET REVENUES
Colorado:
The Lodge	$18,218	$18,331
Gilpin	4,680	4,689
Total Colorado	22,898	23,020
Nevada:
Gold Dust West-Reno	4,476	4,600
Gold Dust West-Carson City	2,822	2,922
Gold Dust West-Elko	2,699	2,701
Total Nevada	9,997	10,223
Louisiana	39,112	35,525
Virginia	6,945	9,079
Corporate and other	117	130
Total Net Revenues	79,069	77,977

COSTS AND EXPENSES (excluding depreciation and amortization, net interest expense and income taxes)
Colorado:
The Lodge	12,137	11,463
Gilpin	3,522	3,260
Total Colorado	15,659	14,723
Nevada:
Gold Dust West-Reno	3,039	3,053
Gold Dust West-Carson City	3,066	3,055
Gold Dust West-Elko	2,173	2,209
Total Nevada	8,278	8,317
Louisiana	33,542	29,459
Virginia	6,432	8,032
Corporate overhead and other (1)(2)	2,144	2,830
Total Costs and Expenses	66,055	63,361

EBITDA
Colorado:
The Lodge	6,081	6,868
Gilpin	1,158	1,429
Total Colorado	7,239	8,297
Nevada:
Gold Dust West-Reno	1,437	1,547
Gold Dust West-Carson City	(244)	(133)
Gold Dust West-Elko	526	492
Total Nevada	1,719	1,906
Louisiana	5,570	6,066
Virginia	513	1,047
Corporate overhead and other (1)(2)	(2,027)	(2,700)

Total EBITDA	$13,014	$14,616

See Notes on page 29.

General

See section 3 above for comparisons of our results of operations for the three months ended March 31, 2010 to the three months ended March 31, 2009, which provide explanations regarding the fluctuations in our revenues and costs and expenses by property and segment.

Throughout 2010 and 2009, net revenues at all of our properties continue to be negatively impacted by local and general economic conditions, including higher unemployment and decreased disposable income, somewhat offset by an increase in fuel prices.  However, during the three months ended March 31, 2010, both of our Colorado properties benefited from the new games, higher limits and extended hours that began on July 2, 2009.  Costs and expenses are generally lower due to cost management efforts at all of our properties, combined with a decrease in direct costs associated to the decrease in net revenues.  Year-over-year, costs and expenses increased at The Lodge and Gilpin as a result of additional personnel, training and other expenses resulting from the new gaming legislation.

The Lodge

EBITDA at The Lodge decreased $0.8 million or 11% for the three months ended March 31, 2010 compared to the same period of 2009.  Increases in casino and food and beverage revenues were offset by increased promotional allowances.  Labor costs in 2010 were higher than 2009 due to the additional personnel discussed in the “General” section above.

Gilpin

EBITDA at the Gilpin decreased $0.3 million or 19% for the three months ended March 31, 2010 compared to the same period of 2009.  Total revenues increased slightly primarily due to the new gaming legislation somewhat offset by increased promotional allowances and the general economic conditions discussed in the “General” section above.  Labor and advertising costs in 2010 were higher than 2009.

Gold Dust West-Reno

EBITDA at Gold Dust West-Reno decreased $0.1 million or 7% for the three months March 31, 2010 compared to the same period of 2009 primarily due to a 13% decrease in slot revenues resulting from the local and general economic conditions discussed in the “General” section above, somewhat offset by a decrease in promotional allowances.

Gold Dust West-Carson City

EBITDA at Gold Dust West-Carson City decreased $0.1 million for the three months ended March 31, 2010 compared to the same period of 2009 primarily due to decreased gaming and hotel revenues resulting from the local and general economic conditions discussed in the “General” section above.

Gold Dust West-Elko

EBITDA at Gold Dust West-Elko increased 7% for the three months ended March 31, 2010 compared to the same period of 2009.  Net revenues were flat, while costs were slightly below 2009.

Louisiana

EBITDA at the Louisiana truck stops decreased $0.5 million or 8% for the three months ended March 31, 2010 compared to the same period of 2009 primarily due to a decrease in gaming and non-gaming revenues resulting from the general economic conditions discussed in the “General” section above, somewhat offset by a slight increase in fuel gross profit per gallon.

Virginia

EBITDA at our pari-mutuel operations in Virginia decreased $0.5 million for the three months ended March 31, 2010 compared to the same period of 2009.  The decrease is attributable to an overall decrease in revenues totaling $2.1 million, somewhat offset by decreased management, general and administrative costs combined with decreased pari-mutuel and food and beverage costs and expenses.

Corporate Overhead and Other

The EBITDA loss at corporate decreased by $0.7 million for the three months ended March 31, 2010 compared to the same period of 2009 and is primarily due to increases in the stock price of our investment in MTR, somewhat offset by $0.4 million of costs incurred during the first quarter of 2010 related to the amendment to our credit agreement.

Reconciliation of EBITDA to Net Income (Loss)

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure, to our net income (loss), a GAAP financial measure (dollars in thousands):

Three months ended March 31, 2010	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$6,081	$1,274	$1,694	$3,113
Gilpin	1,158	451	476	231
Total Colorado	7,239	1,725	2,170	3,344
Nevada:
Gold Dust West-Reno	1,437	376	655	406
Gold Dust West- Carson City	(244)	549	383	(1,176)
Gold Dust West-Elko	526	620	248	(342)
Total Nevada	1,719	1,545	1,286	(1,112)
Louisiana	5,570	1,264	1,020	3,286
Virginia	513	544	146	(177)
Corporate overhead and other (1)	(2,027)	249	1,646	(3,922)
TOTAL	$13,014	$5,327	$6,268	$1,419

Three months ended March 31, 2009	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$6,868	$1,245	$1,696	$3,927
Gilpin	1,429	481	476	472
Total Colorado	8,297	1,726	2,172	4,399
Nevada:
Gold Dust West-Reno	1,547	398	655	494
Gold Dust West- Carson City	(133)	493	383	(1,009)
Gold Dust West-Elko	492	599	231	(338)
Total Nevada	1,906	1,490	1,269	(853)
Louisiana	6,066	1,309	1,008	3,749
Virginia	1,047	506	139	402
Corporate overhead and other (2)	(2,700)	227	1,709	(4,636)
TOTAL	$14,616	$5,258	$6,297	$3,061

(1)

Included in corporate overhead and other for 2010 is a $0.6 million gain on change in fair value of investment in equity securities and $0.4 million of costs incurred related to the amendment to our credit agreement.

(2)	Included in corporate overhead and other for 2009 is a $0.6 million loss on change in fair value of investment in equity securities.

5. Liquidity and capital resources

As of March 31, 2010, we had cash and cash equivalents of $23.8 million compared to $24.2 million in cash and cash equivalents as of December 31, 2009. The decrease of $0.4 million is the result of $14.9 million cash provided by operating activities, $2.6 million cash used in investing activities, and $12.7 million used in financing activities, which is further discussed below.  Our primary sources of liquidity are cash provided by operating activities and external borrowings.  Our primary uses of cash are for debt service, capital improvements, development and acquisitions.  Cash flows provided by operating activities increased $3.5 million for the three months ended March 31, 2010 compared to March 31, 2009 primarily due to an increase in accounts payable and other accrued liabilities, somewhat offset by the decrease in operating income after adjusting for non-cash transactions.

Cash used in investing activities during the three months ended March 31, 2010 and 2009 was the result of property and equipment additions totaling $2.6 million each year for ongoing capital investments at our existing properties. In addition, cash used in investing activities during the three months ended March 31, 2009 included $0.3 million for Mississippi land purchase transactions and $0.2 million to acquire the noncontrolling interest of Sugar Warehouse.

The cash provided by or used in our financing activities varies significantly from year to year depending upon the cash provided by operations and investing activities, both of which are discussed above, as well as our cash position.  The cash used in financing activities during the three months ended March 31, 2010 was the result of net repayments on the revolving senior credit facility totaling $10.0 million, payments on long-term debt totaling $0.2 million, payments to obtain financing totaling $1.5 million and distributions to stockholder totaling $1.0 million.

As of March 31, 2010, we had $29.1 million available on our $40 million revolving senior credit facility for acquisitions, capital expenditure programs and working capital. As of March 31, 2010, our total debt approximates $281.7 million. Our future liquidity, which includes our ability to make semi-annual interest payments on June 15 and December 15 of each year, depends upon our future operational success. Our failure to pay interest, repay our indebtedness when due, or maintain compliance with our debt covenants would result in an event of default under both our senior credit facility and our note indenture.  At March 31, 2010, we were in compliance with our financial covenants.

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

We believe that our cash flow from operations, cash and cash equivalents and our $40 million senior revolving credit facility discussed above will be adequate to meet our debt service obligations and operational expenditures, as well as our capital expenditure requirements for the next twelve months.  During 2010, we anticipate spending approximately $15 million for discretionary capital expenditures. While we believe these sources will provide us sufficient liquidity over the next twelve months, we can give no assurance that these sources of cash will be sufficient to enable us to do so. Further, in addition to our normal capital expenditure requirements, we anticipate that we will pursue the acquisition of other properties and continue to engage in the pursuit of new development opportunities. It is possible that we may need to enter into new financing arrangements and raise additional capital in the future if we are unable to generate sufficient cash to sustain expansion. Our ability to incur additional debt is further restricted by the terms and covenants of our senior secured bank credit facility and senior unsecured notes. We can give no assurance that we will be able to raise any capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, and therefore heighten the related risks we currently face.

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

The following table provides disclosure concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of March 31, 2010.

(In Thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$374,656	$24,056	$109,887	$240,713	$—
Capital lease obligations	8,358	1,278	976	1,682	4,422
Operating leases (2)	34,412	2,829	4,075	3,539	23,969
Purchase obligations (3)	291,588	62,378	124,976	104,234	—
Other long-term obligations (4)	21,716	2,058	3,541	2,992	13,125
Total contractual cash obligations	$730,730	$92,599	$243,455	$353,160	$41,516

(1)

Long-term debt includes principal and interest owing under the terms of our senior unsecured notes, our senior secured credit facility and the Black Hawk special assessment bonds.  Interest on variable rate debt is computed based on rates outstanding at March 31, 2010.

(2)

Operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia; office space in Colorado, Louisiana, Virginia and Florida; and other equipment leases at all locations.

(3)

Purchase obligations include five-year fuel supply agreements for gasoline and diesel fuel.  Fuel volumes are specified in the contracts.  The purchase price is a variable market-based price.  The long-term obligations in this table were derived using the applicable contract prices for gasoline and diesel fuel at March 31, 2010 multiplied by the actual fuel volumes per the contracts.

(4)

Other long-term obligations include a 20-year, $1.25 million per year management agreement with Jacobs Investments Management Co. Inc., an affiliated company, and our obligation to pay $0.90 per operating video poker machine per day to Jalou Device Owner, L.P., the related party owner of the video poker machines in order to maintain the machines used in our truck plaza operations. In addition, Colonial has entered into an agreement with a totalisator company, which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications. The amendment provides for a minimum charge per calendar year of $177,000.  Other long-term obligations also include various surveillance and service agreements in Louisiana and at the corporate office.

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

Our reporting units with goodwill balances at March 31, 2010 are The Lodge ($4.2 million), Gilpin ($2.5 million), Gold Dust West-Reno ($8.8 million) and Louisiana ($31.0 million). There is no goodwill recorded in our Gold Dust West-Carson City, Gold Dust West-Elko or Virginia reporting units. We performed our most recent annual impairment test for these reporting units as of September 30, 2009. Our annual impairment test included an analysis of the gaming industry overall as well as an analysis of the specific locations in which we operate. We determined the fair values for each of these reporting units using both the market approach (recent comparable transactions from which we derived an applicable valuation multiple) and the income approach (net present value of our anticipated future cash flows). These fair values were then compared to the carrying values for the respective reporting unit.  We determined that goodwill was not impaired at any of our reporting units. Furthermore, if the fair value of any of our reporting units declined by 10%, no goodwill impairment would be required.

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

We have issued $210 million of 9¾% fixed rate senior unsecured notes due in 2014 and a $100 million variable rate senior secured credit facility consisting of: (i) a $40 million revolving credit facility, of which $3 million is due in 2011 and the remainder is due in 2012, (ii) a $40 million term loan facility due in 2012, and (iii) a $20 million delayed draw term loan due in 2012.  As of March 31, 2010, $9.0 million is outstanding on the senior secured revolving credit facility and $57.8 million is outstanding on our senior secured term loan debt, bearing interest at a blended variable rate approximating 3.34% at March 31, 2010. Additionally, we have $1.9 million of outstanding letters of credit as of March 31, 2010 resulting in $29.1 million available on the revolving credit facility.

If market interest rates increase, our cash requirements for interest on the senior secured credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior secured credit facility balance would also decrease. There would be an approximate change in our cash requirements of $0.2 million annually for interest should market rates increase or decrease by 10% compared to interest rate levels at March 31, 2010.

We currently do not use interest rate swaps or other similar investments to alter interest rate exposure.

JEI owns an investment in the publicly traded equity of MTR Gaming Group, Inc. (“MTR”). Market prices for equity securities are subject to fluctuation.  Fluctuation in the market price of such a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, and general market conditions.  Consequently, the amount realized on any ultimate sale of this investment may significantly differ from the reported market value as of March 31, 2010.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.  Controls and Procedures

See Item 4 above for information required by Items 307 and 308T of Regulations S-K.

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

Item 1A.   Risk Factors

There has been no material change in the risk factors disclosed in our Form 10-K report for the year ended December 31, 2009, filed March 30, 2010.

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

Jacobs Entertainment, Inc.

Registrant

Date: May 13, 2010	By:	/s/ Jeffrey P. Jacobs
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