Form 10-Q
period 2010-06-30
JACOBS ENTERTAINMENT INC
filed 2010-08-11
CIK 1173284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 11, 2010
Class A Common Stock, $.01 par value	1,320 shares
Class B Common Stock, $.01 par value	180 shares

Jacobs Entertainment, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,729	$24,201
Restricted cash	3,662	1,121
Accounts receivable, net	3,283	2,952
Due from affiliates	762	1,012
Inventory	2,875	3,039
Prepaid expenses and other current assets	4,533	2,875

Total current assets	39,844	35,200

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	59,823	59,768
Building and improvements	191,287	190,236
Equipment, furniture and fixtures	97,919	95,125
Leasehold improvements	3,201	3,201
Construction in progress	976	594

	353,206	348,924
Less accumulated depreciation	(115,499)	(106,278)

Property, plant and equipment, net	237,707	242,646

OTHER NONCURRENT ASSETS:
Goodwill	46,471	46,471
Identifiable intangible assets, net	7,380	8,173
Debt issue costs, net	6,190	5,695
Investment in equity securities	1,318	1,058
Other assets	1,409	1,406

TOTAL	$340,319	$340,649

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,344	$6,347
Accrued expenses	16,382	15,936
Due to affiliates	—	738
Current portion of long-term debt and capital lease obligations	3,328	2,117

Total current liabilities	28,054	25,138

Long-term debt and capital lease obligations	284,267	289,767
Other noncurrent liabilities	1,060	1,011

Total liabilities	313,381	315,916

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER’S EQUITY:
Class A Common stock $.01 par value; 1,800 shares authorized, 1,320 shares issued and outstanding as of June 30, 2010 and December 31, 2009	—	—
Class B Common stock $.01 par value; 200 shares authorized, 180 shares issued and outstanding as of June 30, 2010 and December 31, 2009	—	—
Additional paid-in capital	27,843	28,843
Accumulated deficit	(905)	(4,110)

Total stockholder’s equity	26,938	24,733

TOTAL	$340,319	$340,649

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES
Gaming:
Casino	$36,549	$33,115	$70,505	$67,621
Truck stop	14,846	15,819	31,164	33,453
Pari-mutuel	8,254	9,152	14,629	17,483
Food and beverage	7,433	7,400	14,530	14,633
Convenience store — fuel	24,084	14,895	43,747	27,913
Convenience store — other	2,840	3,319	5,379	6,793
Hotel	1,054	854	1,835	1,672
Other	2,036	1,556	3,247	3,102

Total revenues	97,096	86,110	185,036	172,670
Less: Promotional allowances	(8,920)	(8,298)	(17,791)	(16,881)

Net revenues	88,176	77,812	167,245	155,789

COSTS AND EXPENSES
Gaming:
Casino	12,687	10,932	24,409	22,279
Truck stop	9,173	9,375	18,688	19,763
Pari-mutuel	6,379	7,323	11,151	13,470
Food and beverage	3,653	3,487	6,800	6,652
Convenience store — fuel	22,699	13,884	41,169	26,054
Convenience store — other	3,714	4,073	7,041	8,227
Hotel	102	221	379	389
Marketing, general and administrative	15,883	15,741	31,294	30,928
Unrealized loss (gain) on change in fair value of investment in equity securities	326	(1,302)	(260)	(667)
Depreciation and amortization	5,298	5,272	10,625	10,530

Total costs and expenses	79,914	69,006	151,296	137,625

OPERATING INCOME	8,262	8,806	15,949	18,164

Interest income	4	5	13	20
Interest expense	(6,480)	(6,310)	(12,757)	(12,622)

NET INCOME.	$1,786	$2,501	$3,205	$5,562

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Dollars in Thousands)

	Common Stock			Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
	Class A Shares	Class B Shares	Amount*
BALANCES, JANUARY 1, 2010	1,320	180	$—	$28,843	$(4,110)	$—	$24,733
Distributions				(1,000)			(1,000)
Net income**					3,205		3,205

BALANCES, JUNE 30, 2010	1,320	180	$—	$27,843	$(905)	$—	$26,938

	Common Stock			Additional Paid-in Capital
	Class A Shares	Class B Shares	Amount*		Accumulated Deficit	Noncontrolling Interest	Total
BALANCES, JANUARY 1, 2009	1,320	180	$—	$31,139	$(5,815)	$212	$25,536
Capital contribution				942			942
Distributions				(3,238)			(3,238)
Acquisition of noncontrolling interest						(212)	(212)
Net income**					5,562		5,562

BALANCES, JUNE 30, 2009	1,320	180	$—	$28,843	$(253)	$—	$28,590

*	The par value amount of the Jacobs Entertainment, Inc. 1,320 shares of Class A common stock and 180 shares of Class B common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 due to rounding.
**	For the six months ended June 30, 2010, comprehensive income is equal to net income and is entirely attributable to the Jacobs Entertainment, Inc. stockholder.

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$3,205	$5,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,625	10,530
Unrealized gain on change in fair value of investment in equity securities	(260)	(667)
Loss on disposal of equipment	7	17
Deferred financing cost amortization	1,005	820
Other	4	4
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(2,541)	(3,385)
Accounts receivable, net	(331)	(71)
Inventory	164	(167)
Prepaid expenses and other assets	(1,666)	(1,167)
Accounts payable	2,734	(1,519)
Accrued expenses and other noncurrent liabilities	495	757
Due from/to affiliates	(484)	(360)

Net cash provided by operating activities	12,957	10,354

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(5,654)	(8,031)
Proceeds from sale of equipment	138	283
Purchases of device rights	—	(841)
Acquisition of noncontrolling interest	—	(212)

Net cash used in investing activities	(5,516)	(8,801)

FINANCING ACTIVITIES:
Payments to obtain financing	(1,500)	(555)
Borrowings on revolving line of credit	13,000	17,713
Payments on long-term debt	(1,413)	(674)
Payments on revolving line of credit	(16,000)	(11,250)
Distributions to stockholder	(1,000)	(3,238)

Net cash (used in) provided by financing activities	(6,913)	1,996

NET INCREASE IN CASH AND CASH EQUIVALENTS	528	3,549
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,201	21,879

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,729	$25,428

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$11,781	$11,620

Non-cash investing and financing activities:
Capital contribution exchanged for retirement of liabilities paid by affiliate	$—	$942

Non-cash additions to property	$456	$2,039

Acquisition of property under note payable agreement	$120	$—

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

1.	BUSINESS AND ORGANIZATION

Jacobs Entertainment, Inc. (“JEI,” the “Company,” “us,” “our,” or “we”) was formed on April 17, 2001 to become a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Nevada, Louisiana, and Virginia. We are a wholly-owned subsidiary of Jacobs Investments, Inc. (“JII”) and a Qualified Subchapter S-Corporation Subsidiary under the Internal Revenue Code of 1986, as amended. Jeffrey P. Jacobs, our Chief Executive Officer (“CEO”), and his family trusts own 100% of JII’s outstanding Class A and Class B shares. Our CEO and his affiliates are referred to herein as “Jacobs.” We have four reportable segments (Colorado, Nevada, Louisiana and Virginia), as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting. See Note 4.

As of June 30, 2010, we own and operate five casinos through wholly-owned subsidiaries. Our casinos include The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Hotel Casino (“Gilpin”), both in Black Hawk, Colorado, the Gold Dust West-Reno (“Gold Dust West-Reno”) in Reno, Nevada, the Gold Dust West-Carson City (“Gold Dust West-Carson City”) in Carson City, Nevada and the Gold Dust West-Elko (“Gold Dust West-Elko”) in Elko, Nevada. JEI also owns and operates 18 truck plaza video gaming facilities in Louisiana, which are collectively referred to as “Jalou,” “truck stops” or “truck plazas.” We also receive a percentage of gaming revenue from an additional truck plaza video gaming facility. Finally, JEI owns and operates a horse racing track with nine satellite wagering facilities in Virginia through a wholly-owned subsidiary, Colonial Holdings, Inc. (“Colonial”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Financial Statements – The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial position as of June 30, 2010 and December 31, 2009, the results of our operations for the three and six months ended June 30, 2010 and 2009, and changes in stockholder’s equity and cash flows for the six months ended June 30, 2010 and 2009. All intercompany transactions and balances have been eliminated in consolidation. We have evaluated subsequent events through the date on which the financial statements are issued.

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

New Accounting Guidance – New authoritative accounting guidance under FASB ASC Topic 810, Consolidation (“ASC Topic 810”), amends existing accounting literature to require an enterprise to perform an analysis to determine whether any variable interest held gives it a controlling financial interest in a variable interest entity and requires an ongoing reassessment of this nature. The standard also requires enhanced disclosures that will provide more transparent information about an entity’s involvement in a variable interest entity. The standard was effective for us on January 1, 2010. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

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

In addition, as of June 30, 2010, we have reassessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets. Identifiable intangible assets as of June 30, 2010 and December 31, 2009, consist of the following:

	Weighted Average Remaining Life	June 30, 2010			December 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Revenue rights	41.50	$6,000	$1,020	$4,980	$6,000	$960	$5,040
Device use rights	2.38	9,044	6,857	2,187	9,064	6,275	2,789
Restriction agreements	2.60	1,369	1,156	213	1,369	1,025	344

Total		$16,413	$9,033	$7,380	$16,433	$8,260	$8,173

Aggregate amortization expense of identifiable intangible assets was $386 and $432 for the three months ended June 30, 2010 and 2009, respectively, and $789 and $983 for the six months ended June 30, 2010 and 2009, respectively.

Estimated amortization expense for the years ending December 31:

2010 (remaining 6 months)	$701
2011	894
2012	708
2013	407
2014	208
Thereafter	4,462

Total	$7,380

4.	SEGMENTS

Our CEO is the chief operating decision maker. At June 30, 2010 and 2009, we have four segments representing the geographic regions of our operations. Each segment is managed separately because of the unique characteristics of its revenue stream and customer base. We have aggregated our operations into these four segments based on similarities in the nature of the properties’ businesses, customers and regulatory environment in which each property operates. The Colorado segment consists of The Lodge and Gilpin casinos. Our Nevada segment includes the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos. The Louisiana operations consist of its truck plaza/video poker facilities, and the Virginia segment consists of Colonial’s pari-mutuel operations and its satellite wagering facilities.

The accounting policies of the segments are the same as those described in Note 2 above and those included in our Form 10-K report for the year ended December 31, 2009. The corporate adjustments, eliminations and other represent all other income and expenses, and are also presented.

As of and for the Three Months Ended June 30, 2010

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other	Total
Revenues:
Gaming
Casino	$27,387	$9,162				$36,549
Truck stop			$14,846			14,846
Pari-mutuel				$8,254		8,254
Food and beverage	3,053	2,367	1,342	671		7,433
Convenience store — fuel			24,084			24,084
Convenience store — other			2,840			2,840
Hotel	482	572				1,054
Other	255	325	819	536	$101	2,036

Total revenues	31,177	12,426	43,931	9,461	101	97,096
Less: Promotional allowances	(6,049)	(1,662)	(1,209)			(8,920)

Net revenues	$25,128	$10,764	$42,722	$9,461	$101	$88,176

Depreciation and amortization	$1,698	$1,567	$1,249	$564	$220	$5,298

Interest income	$—	$—	$1	$3	$—	$4

Interest expense	$2,167	$1,311	$1,054	$134	$1,814	$6,480

Net income (loss)	$4,731	$(572)	$2,716	$(42)	$(5,047)	$1,786

EBITDA(1)	$8,596	$2,306	$5,018	$653	$(3,013)	$13,560

Goodwill	$6,711	$8,836	$30,924			$46,471

Identifiable intangible assets, net			$7,380			$7,380

Property, plant and equipment, net	$89,450	$39,470	$39,353	$62,681	$6,753	$237,707

Total assets	$111,568	$55,769	$88,764	$71,596	$12,622	$340,319

Long-term debt	$84,770	$61,225	$51,089	$4,888	$82,295	$284,267

Capital expenditures	$913	$1,141	$487	$371	$122	$3,034

As of and for the Six Months Ended June 30, 2010

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other	Total
Revenues:
Gaming
Casino	$52,558	$17,947				$70,505
Truck stop			$31,164			31,164
Pari-mutuel				$14,629		14,629
Food and beverage	6,005	4,665	2,838	1,022		14,530
Convenience store — fuel			43,747			43,747
Convenience store — other			5,379			5,379
Hotel	956	879				1,835
Other	472	657	1,145	755	$218	3,247

Total revenues	59,991	24,148	84,273	16,406	218	185,036
Less: Promotional allowances	(11,965)	(3,387)	(2,439)			(17,791)

Net revenues	$48,026	$20,761	$81,834	$16,406	$218	$167,245

Depreciation and amortization	$3,423	$3,112	$2,513	$1,108	$469	$10,625

Interest income	$—	$—	$9	$4	$—	$13

Interest expense	$4,337	$2,597	$2,082	$281	$3,460	$12,757

Net income (loss)	$8,075	$(1,684)	$6,002	$(219)	$(8,969)	$3,205

EBITDA(1)	$15,835	$4,025	$10,588	$1,166	$(5,040)	$26,574

Goodwill	$6,711	$8,836	$30,924			$46,471

Identifiable intangible assets, net			$7,380			$7,380

Property, plant and equipment, net	$89,450	$39,470	$39,353	$62,681	$6,753	$237,707

Total assets	$111,568	$55,769	$88,764	$71,596	$12,622	$340,319

Long-term debt	$84,770	$61,225	$51,089	$4,888	$82,295	$284,267

Capital expenditures	$1,945	$1,704	$772	$970	$263	$5,654

As of and for the Three Months Ended June 30, 2009

(Balance Sheet Data as of December 31, 2009)

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other	Total
Revenues:
Gaming
Casino	$23,458	$9,657				$33,115
Truck stop			$15,819			15,819
Pari-mutuel				$9,152		9,152
Food and beverage	2,676	2,214	1,734	776		7,400
Convenience store — fuel			14,895			14,895
Convenience store — other			3,319			3,319
Hotel	288	566				854
Other	227	357	309	521	$142	1,556

Total revenues	26,649	12,794	36,076	10,449	142	86,110
Less: Promotional allowances	(5,059)	(2,063)	(1,176)			(8,298)

Net revenues	$21,590	$10,731	$34,900	$10,449	$142	$77,812

Depreciation and amortization	$1,750	$1,500	$1,241	$553	$228	$5,272

Interest income	$—	$—	$1	$3	$1	$5

Interest expense	$2,177	$1,276	$1,012	$148	$1,697	$6,310

Net income (loss)	$3,215	$(544)	$2,787	$(172)	$(2,785)	$2,501

EBITDA(1)	$7,142	$2,232	$5,039	$526	$(861)	$14,078

Goodwill	$6,711	$8,836	$30,924			$46,471

Identifiable intangible assets, net			$8,173			$8,173

Property, plant and equipment, net	$91,585	$40,907	$40,294	$62,964	$6,896	$242,646

Total assets	$113,679	$57,580	$90,201	$67,847	$11,342	$340,649

Long-term debt	$84,981	$61,337	$51,115	$4,902	$87,432	$289,767

Capital expenditures	$2,988	$829	$638	$421	$219	$5,095

As of and for the Six Months Ended June 30, 2009

(Balance Sheet Data as of December 31, 2009)

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other	Total
Revenues:
Gaming
Casino	$48,385	$19,236				$67,621
Truck stop			$33,453			33,453
Pari-mutuel				$17,483		17,483
Food and beverage	5,343	4,391	3,654	1,245		14,633
Convenience store — fuel			27,913			27,913
Convenience store — other			6,793			6,793
Hotel	763	909				1,672
Other	433	713	884	800	$272	3,102

Total revenues	54,924	25,249	72,697	19,528	272	172,670
Less: Promotional allowances	(10,314)	(4,295)	(2,272)			(16,881)

Net revenues	$44,610	$20,954	$70,425	$19,528	$272	$155,789

Depreciation and amortization	$3,476	$2,990	$2,550	$1,059	$455	$10,530

Interest income	$—	$—	$5	$12	$3	$20

Interest expense	$4,349	$2,545	$2,024	$296	$3,408	$12,622

Net income (loss)	$7,614	$(1,397)	$6,536	$230	$(7,421)	$5,562

EBITDA(1)	$15,439	$4,138	$11,105	$1,573	$(3,561)	$28,694

Goodwill	$6,711	$8,836	$30,924			$46,471

Identifiable intangible assets, net			$8,173			$8,173

Property, plant and equipment, net	$91,585	$40,907	$40,294	$62,964	$6,896	$242,646

Total assets	$113,679	$57,580	$90,201	$67,847	$11,342	$340,649

Long-term debt	$84,981	$61,337	$51,115	$4,902	$87,432	$289,767

Capital expenditures	$3,625	$1,430	$1,692	$737	$547	$8,031

(1)	EBITDA (earnings before interest, income taxes, depreciation and amortization) is presented as supplemental information in the tables above as it is a key measure of operating performance used by our chief operating decision maker. EBITDA can be reconciled directly to our unaudited condensed consolidated net income (loss) by adding the amounts shown for depreciation, amortization, income taxes and interest to net income (loss). This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income (loss), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows holders of our debt and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our segments using EBITDA measures as do most analysts following the gaming industry. EBITDA is also a key component of certain financial covenants in our debt agreements.

5.	COMMITMENTS AND CONTINGENCIES

Commitments

Colonial has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for our pari-mutuel wagering applications. The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities to 2012, and to provide replacement equipment for existing equipment, at a rate of .385% of handle up to $270,000 in handle. Handle above $270,000 will be charged a rate of .345%. The agreement also provides for a minimum charge per calendar year of $189. In addition, effective May 1, 2009, Colonial has entered into an agreement with a company which provides broadcasting and simulcasting equipment and services. The agreements for live racing broadcasting and simulcasting services at the horse racing track expires December 31, 2011. Total expense incurred for totalisator and broadcasting and simulcasting services was $217 and $222 for the three months ended June 30, 2010 and 2009, respectively, and $367 and $395 for the six months ended June 30, 2010 and 2009, respectively.

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

JEI Distributing, LLC (“JEID”), a wholly-owned subsidiary of JEI, has entered into various fuel supply agreements with CITGO Petroleum Corporation (“CITGO”). The agreements provide for the purchase and sale of CITGO branded and unbranded gasoline and diesel fuel. On December 21, 2009, JEID and CITGO entered into a five-year Marketer Franchise Agreement (the “MFA”) which created a franchise relationship between JEID and CITGO and requires JEID to purchase at least 90% of certain listed monthly quantities of gasoline from CITGO in order to maintain the franchise and not be in violation of the MFA. Under the MFA, CITGO grants JEID, for the term of the MFA, the right to use CITGO’s applicable brand names, trademarks and other forms of CITGO’s identification, in the manner established by CITGO, in connection with the resale by JEID of products acquired under CITGO’s brand names. Additionally, on December 21, 2009, JEID and CITGO entered into an Unbranded Rack Sales Agreement (the “RSA”). Although the initial term of the RSA is five years followed by annual renewals, the RSA provides that either party may terminate the RSA, without cause, upon providing thirty days written notice. The RSA requires JEID to purchase at least 90% of certain listed monthly quantities of fuel from CITGO in order to qualify for CITGO’s rack posting pricing in effect and not be in violation of the RSA. The Addendum to Unbranded Rack Sales Agreement between JEID and CITGO, also dated December 21, 2009, amends the pricing for unbranded fuel under the RSA. The amended pricing equals the sum of the base price and an adder fee that is dependent on the location of the terminal where the product is delivered.

Operating Leases

Our operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia, leases for office space in Colorado, Louisiana, Virginia and Florida, as well as leases for automobiles and other property and equipment at all locations, expiring at various dates. Total expense under these non-cancelable operating leases was $722 and $695 during the three months ended June 30, 2010 and 2009, respectively, and $1,471 and $1,458 for the six months ended June 30, 2010 and 2009, respectively.

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

JIMCO Management Agreement

In order to assist us in our efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, we have an agreement with Jacobs Investments Management Co. Inc. (“JIMCO”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two of his business associates. This agreement calls for $1,250 per year payable in two equal installments of $625 on January 1st and July 1st plus 2.5% of budgeted development costs for projects undertaken by us, if certain debt covenant ratios are met. Total expenses incurred under this agreement with JIMCO were $312 and $312 during the three months ended June 30, 2010 and 2009, respectively, and $625 and $625 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010 and December 31, 2009, these transactions resulted in net payables to affiliates totaling $0 and $625, respectively.

Transactions with Affiliate Truck Stops

We allocate management, accounting and overhead costs incurred by JEI to various truck stops owned by Jacobs. These costs totaled $323 and $274 for the three months ended June 30, 2010 and 2009, respectively, and $613 and $568 for the six months ended June 30, 2010 and 2009, respectively. Additionally, to help JEI reach the fuel sale volume necessary to qualify for the reduced pricing structure under the CITGO contracts discussed in Note 5 above, JEI entered into agreements with affiliates to provide gasoline and diesel fuel at cost for their fuel operations, which totaled $2,967 and $4,469 for the three and six months ended June 30, 2010, respectively. These transactions result in receivables from and payables to our affiliates. As of June 30, 2010 and December 31, 2009, these transactions resulted in net receivables from affiliates totaling $344 and $390, respectively.

Jalou Device Owner, L.P.

Additionally, under Louisiana law, video poker machines must be owned by Louisiana residents. Through October 2009, the Jalou truck plaza video gaming facilities paid a fee to the third party owner of the machines in order to maintain the machines used in our truck plaza operations, plus reimbursement for the owner’s licensing costs and various other expenses. Beginning in November 2009, the ownership of the video poker machines and the related repair parts inventory used by the Jalou truck plazas was transferred from the third party owner to a related party, Jalou Device Owner, L.P. (“Device Owner”), of which Gameco Holdings, Inc. (“Gameco”), a wholly-owned subsidiary of JII, owns 49% and is its general partner. Two Louisiana residents own 51% and are the limited partners of Device Owner. The Jalou truck plazas pay 90 cents per operating video poker machine per day to Device Owner, plus reimbursement for the owner’s licensing costs. Total expense under these obligations was $325 and $272 for the three months ended June 30, 2010 and 2009, respectively, and $649 and $544 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010 and December 31, 2009, the transfer of the repair parts inventory from us to Device Owner, ongoing repair parts purchased from Device Owner and device owner fees paid resulted in net receivables from affiliates totaling $361 and $588, respectively.

Other Related Party Transactions

As of June 30, 2010 and December 31, 2009, we also had various immaterial receivables from JII and other Jacobs affiliates totaling $57 and $34, respectively.

We also had payables to affiliates totaling $113 at December 31, 2009 due to the R.E. Jacobs Group, an affiliate, for JEI-related airplane usage during 2009. This payment was made during the first quarter of 2010.

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

On July 7, 2010, we exercised our option and entered into a purchase agreement with Flats Development, Inc. to acquire a certain parcel of real estate for $3,000 (comprised of a payment of $2,800 due upon closing and previously paid option payments totaling $200). Closing of the transaction is expected to occur on or before August 13, 2010. Flats Development, Inc. is owned by the mother of our CEO.

In July 2010, we amended three of the option agreements and extended the option period to July 11, 2012 giving us the right to purchase or enter into long-term leases on these remaining three parcels. The Nautica Properties currently require aggregate option payments totaling $150 per year. Our CEO owns varying interests in the three remaining parcels.

Although we may elect not to exercise all the options unless casino gaming opportunities arise, we nonetheless have the right to acquire all or part of the Nautica Properties for other purposes. If casino gaming is not legalized on the Nautica Properties but we decide to exercise our three remaining options, the aggregate annual lease payments on the remaining three parcels would be approximately $355. If all three remaining parcels are purchased and none leased, the total purchase price would be approximately $3,550, less any aggregate option payments previously made. The purchase price and rent payments would be increased based on independent appraisals of the land and improvement values if, in the future, casino gaming were to become legalized in Ohio and a casino is licensed on the Nautica Properties.

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

If casino gaming were to become legalized in Ohio within seven years from the purchase date and a for-profit casino is licensed on the Nautica Properties, the purchase price of Sugar Warehouse could increase based on independent appraisals of the land and improvement values. Any additional purchase price shall be equal to the fair market value of the property at the time that a license is issued to JEI in the State of Ohio for a for-profit casino less the purchase price previously paid. The fair market value shall be determined based upon the average of three independent appraisals prepared at that time. There is no maximum additional purchase price. We will continue to evaluate the fair value of this additional contingent purchase price at each balance sheet date throughout the term of the agreement. If applicable, any additional purchase price would be accounted for consistently with the original acquisition accounting, whereby the portion attributable to the related party would be accounted for as a combination of entities under common control and as a distribution, and the portion attributable to third parties would be accounted for using the acquisition method of accounting. At June 30, 2010, the fair value of the Sugar Warehouse contingent purchase price was immaterial to the financial position of JEI but could have a material impact in the future if and when gaming becomes legalized in Ohio and a casino license is granted for this site.

The following table summarizes the net assets acquired and liabilities assumed as of January 21, 2009, for the Sugar Warehouse acquisition considering both the portion acquired from our CEO and the noncontrolling interest holders:

Sugar Warehouse
Current assets	$47
Property and equipment, net	1,775

Total assets acquired	1,822

Current liabilities assumed	38
Other long-term liabilities	63

Total liabilities assumed	101

Net assets acquired	$1,721

The following schedule discloses the effects on JEI’s equity due to the change in ownership interest in Sugar Warehouse discussed above:

	Six Months Ended June 30,
	2010	2009
Net income attributable to JEI	$3,205	$5,562
Decrease in JEI’s equity for purchase of Sugar Warehouse noncontrolling interest	—	(212)

Change from net income attributable to JEI and purchase of the noncontrolling interest	$3,205	$5,350

For the three months ended June 30, 2010 and 2009, there is no impact to equity due to the change in ownership interest in Sugar Warehouse discussed above other than net income attributable to JEI.

Acquisition of Land and Land Options along the Gulf Coast of Mississippi

During 2008, we completed several land purchase transactions with owners of real estate along the Gulf Coast of Mississippi, resulting in total purchases of $3,047, including acquisition costs of $246. During January 2009, we completed one additional land purchase transaction at a total purchase price of $307.

During September 2008, we entered into two land purchase options totaling $160. During the second quarter of 2009, these two land purchase options were extended to July 1, 2010 for $200. These option agreements expired unexercised in June 2010. During November 2008, we entered into a third land purchase option totaling $100, which expired unexercised in May 2009.

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

We have issued senior unsecured notes in the amount of $210,000 bearing interest at 9 3/4% due June 15, 2014 with interest only payments due each June 15 and December 15. We also have a $100,000 senior secured credit facility consisting of: (i) a $40,000 revolving credit facility; (ii) a $40,000 six-year term loan facility; and (iii) a $20,000 six-year delayed draw term loan. Borrowings under our senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined, and (2) the federal funds rate plus  1/2 of 1% or (b) a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs. At June 30, 2010, the blended interest rate on our senior secured credit facility was approximately 3.45%. We have $1,900 of outstanding letters of credit as of June 30, 2010 resulting in $22,100 available on the revolving credit facility.

Our $210,000 of 9 3/4% senior unsecured notes rank equally in right of payment with all of our existing and future unsecured senior indebtedness and senior to any existing and future subordinated indebtedness. The notes are effectively subordinated to any secured indebtedness (including indebtedness under our senior credit facility) up to the value of the collateral securing such indebtedness. The notes are guaranteed by our current and future restricted subsidiaries that also guarantee our senior credit facility. Beginning June 15, 2010, we can redeem all or part of our outstanding senior unsecured notes aggregating $210,000 at the redemption prices set forth below, plus accrued and unpaid interest. The redemption prices, expressed as a percentage of the principal amount, for the 12-month period beginning on June 15 of the years indicated below are as follows:

Year	Percentage
2010	104.875%
2011	102.438%
2012 and thereafter	100.000%

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

On March 31, 2010, we entered into an Amendment and Restatement Agreement (the “Amendment”) to the credit agreement. Generally, the Amendment, among other things, adjusted our bank financial covenants, allowed for the exclusion of certain items from EBITDA for purposes of calculating our revised financial covenants, and other minor amendments. Additionally, all but $3,000 of our revolving senior credit facility aggregating $40,000 due June 2011 (“Class B Revolving Loans”) was extended to June 2012 (“Class A Revolving Loans”). We have the ability to raise an additional $3,000 to fully replace the revolver capacity should we so choose.

As a result of the Amendment, our interest rate increased by 0.25% on the drawn Class B Revolving Loans balance and by 0.50% on the drawn Class A Revolving Loans balance, and our interest rate on the Tranche B Term Loan and Delayed Draw Tranche B Term Loan (aggregating $57,650 at June 30, 2010) increased from 2.75% above LIBOR to 3.00% above LIBOR. The total cost of the Amendment, including the bank consent fees, the fees to Credit Suisse Securities (USA) LLC (the Joint Lead Arrangers) and legal, accounting and other costs was $1,982. Of these costs, $1,500 will be amortized to interest expense over the remaining life of the credit facility which is approximately 2 years and the remainder was expensed as incurred. At June 30, 2010, we were in compliance with our financial covenants.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, we adopted the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) for all financial and nonfinancial assets and liabilities measured at fair value on a recurring basis. Effective January 1, 2009, we adopted the provisions of ASC Topic 820 pertaining to nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. The guidance establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The guidance establishes a hierarchy for grouping these assets and liabilities, based on the significance level of the following inputs:

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

Investment in Equity Securities

During 2006, we acquired approximately three percent of the outstanding shares of MTR Gaming Group, Inc. (“MTR”), a publicly-traded gaming company. Our CEO, Jeffrey P. Jacobs, his father, as well as other entities affiliated with them, also invested in MTR, increasing their combined ownership to 18.5% of the outstanding common shares of MTR, making the group MTR’s largest shareholder. Effective May 6, 2008, our CEO was appointed to the Board of Directors of MTR, and effective October 31, 2008, he was appointed Chairman and three of his nominees were added as Board members. On June 5, 2009, our CEO’s father died and on July 31, 2009, a trust established by our CEO was bequeathed the shares formerly held by his father. As a result, our CEO and his family trusts now control the entire 18.5% interest in MTR. Effective March 12, 2010, our CEO resigned from MTR’s Board of Directors.

The fair value of our investment in MTR is based entirely upon quoted market prices, which is a Level 1 input. As of June 30, 2010 and December 31, 2009, the fair value of our investment in MTR was $1,318 and $1,058, respectively. We have elected the fair value option permitted by FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”), and therefore, we recognize changes in the fair value of our investment in MTR as unrealized gains/losses in earnings based on its quoted market price. We recorded an unrealized loss (gain) on the change in the fair value of the investment totaling $326 and $(1,302) for the three months ended June 30, 2010 and 2009, respectively, and $(260) and $(667) for the six months ended June 30, 2010 and 2009, respectively.

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

The estimated fair value of our financial instruments is as follows:

	As of June 30, 2010		As of December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Liabilities—Debt and capital lease obligations	$287,595	$268,359	$291,884	$283,961

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

10.	ACCRUED EXPENSES

Accrued expenses as of June 30, 2010 and December 31, 2009, include the following:

	June 30, 2010	December 31, 2009
Payroll and related	$3,819	$3,886
Gaming taxes payable	2,037	3,213
Interest payable	927	941
Property taxes payable	1,147	1,060
Slot club liability	1,331	1,169
Progressive jackpot liability	1,216	1,381
Purses due horsemen	2,270	598
Other	3,635	3,688

	$16,382	$15,936

11.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On June 16, 2006, we completed a debt refinancing in the form of secured and unsecured indebtedness. The secured portion of our indebtedness, which was with a bank syndicate group, consists of a $100,000 senior secured credit facility consisting of: (i) a $40,000 revolving credit facility; (ii) a $40,000 six-year term loan facility; and (iii) a $20,000 six-year delayed draw term loan. The unsecured portion of our debt is in the form of $210,000 of 9 3/4 % unsecured senior notes. The senior secured credit facility and the unsecured senior notes are both guaranteed by our current and future restricted subsidiaries. Each subsidiary guarantor is 100% owned by the parent company, all guarantees are full and unconditional and joint and several, and all subsidiaries of JEI guarantee the securities.

The following information sets forth our Unaudited Condensed Consolidating Balance Sheets as of June 30, 2010 and December 31, 2009, the Unaudited Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2010 and 2009, and the Unaudited Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2010 and 2009 as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Investments in our subsidiaries are accounted for on the equity method. Accordingly, entries necessary to consolidate the Parent Company Issuer and our Subsidiary Guarantors are reflected in the eliminations column.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JUNE 30, 2010

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$749	$39,095		$39,844
Property, plant and equipment, net	1,118	236,589		237,707
Net investment in and advances to subsidiaries	106,172		$(106,172)	—
Other long-term assets	4,832	57,936		62,768

Total assets	$112,871	$333,620	$(106,172)	$340,319

LIABILITIES AND EQUITY
Current liabilities	$3,763	$24,291		$28,054
Long-term debt	281,050	3,217		284,267
Long-term debt (receivable from) payable to affiliate	(198,882)	198,882		—
Other long-term liabilities	2	1,058		1,060
Stockholder’s equity	26,938	106,172	$(106,172)	26,938

Total liabilities and equity	$112,871	$333,620	$(106,172)	$340,319

AS OF DECEMBER 31, 2009

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$644	$34,556		$35,200
Property, plant and equipment, net	1,404	241,242		242,646
Net investment in and advances to subsidiaries	109,449		$(109,449)	—
Other long-term assets	3,655	59,148		62,803

Total assets	$115,152	$334,946	$(109,449)	$340,649

LIABILITIES AND EQUITY
Current liabilities	$3,023	$22,115		$25,138
Long-term debt	286,569	3,198		289,767
Long-term debt (receivable from) payable to affiliate	(199,182)	199,182		—
Other long-term liabilities	9	1,002		1,011
Stockholder’s equity	24,733	109,449	$(109,449)	24,733

Total liabilities and equity	$115,152	$334,946	$(109,449)	$340,649

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2010

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues		$88,176		$88,176
Costs and expenses	$(3,154)	(76,760)		(79,914)
Interest expense, net	(1,415)	(5,061)		(6,476)
Equity in earnings of subsidiaries	6,355		$(6,355)	—

Net income	$1,786	$6,355	$(6,355)	$1,786

FOR THE THREE MONTHS ENDED JUNE 30, 2009
	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues		$77,812		$77,812
Costs and expenses	$(1,033)	(67,973)		(69,006)
Interest expense, net	(1,298)	(5,007)		(6,305)
Equity in earnings of subsidiaries	4,832		$(4,832)	—

Net income	$2,501	$4,832	$(4,832)	$2,501

FOR THE SIX MONTHS ENDED JUNE 30, 2010
	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues		$167,245		$167,245
Costs and expenses	$(5,344)	(145,952)		(151,296)
Interest expense, net	(2,668)	(10,076)		(12,744)
Equity in earnings of subsidiaries	11,217		$(11,217)	—

Net income	$3,205	$11,217	$(11,217)	$3,205

FOR THE SIX MONTHS ENDED JUNE 30, 2009
	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues		$155,914	$(125)	$155,789
Costs and expenses	$(4,002)	(133,748)	125	(137,625)
Interest expense, net	(2,613)	(9,989)		(12,602)
Equity in earnings of subsidiaries	12,177		(12,177)	—

Net income	$5,562	$12,177	$(12,177)	$5,562

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$7,628	$5,329	$	$12,957

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(101)	(5,553)		(5,654)
Proceeds from sale of equipment		138		138

Net cash used in investing activities	(101)	(5,415)		(5,516)

FINANCING ACTIVITIES:
Payments to obtain financing	(1,500)			(1,500)
Proceeds from revolving line of credit	13,000			13,000
Payments on long-term debt	(203)	(1,210)		(1,413)
Payments on revolving line of credit	(16,000)			(16,000)
Net advances to/from subsidiaries	(1,770)	1,770		—
Distributions to stockholder	(1,000)			(1,000)

Net cash (used in) provided by financing activities	(7,473)	560		(6,913)

Net Increase in Cash and Cash Equivalents	54	474		528
Cash and Cash Equivalents — Beginning of Period	191	24,010		24,201

Cash and Cash Equivalents — End of Period	$245	$24,484	$	$24,729

FOR THE SIX MONTHS ENDED JUNE 30, 2009
	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$3,296	$7,058	$	$10,354

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(31)	(8,000)		(8,031)
Proceeds from sale of equipment		283		283
Purchases of device rights		(841)		(841)
Acquisition of noncontrolling interest	(212)			(212)

Net cash used in investing activities	(243)	(8,558)		(8,801)

FINANCING ACTIVITIES:
Payments to obtain financing	(555)			(555)
Proceeds from revolving line of credit	17,713			17,713
Payments on long-term debt	(202)	(472)		(674)
Payments on revolving line of credit	(11,250)			(11,250)
Net advances to/from subsidiaries	(5,644)	5,644		—
Distributions to stockholder	(3,238)			(3,238)

Net cash (used in) provided by financing activities	(3,176)	5,172		1,996

Net (Decrease) Increase in Cash and Cash Equivalents	(123)	3,672		3,549
Cash and Cash Equivalents — Beginning of Period	487	21,392		21,879

Cash and Cash Equivalents — End of Period	$364	$25,064	$	$25,428

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section discusses the results of our operations for the three and six months ended June 30, 2010 and 2009. We recommend reading the following discussions and analyses in conjunction with our unaudited condensed consolidated financial statements, including the notes and other financial information contained in this Form 10-Q, as well as our audited consolidated financial statements as of December 31, 2009, included in our Form 10-K report filed with the Securities and Exchange Commission (“10-K Report”). Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties. In this regard, see the section “Risk Factors” in Item 1A of our 10-K Report.

The historical information should not necessarily be taken as a reliable indicator of our future performance.

TABLE OF CONTENTS TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (MD&A)

Description of item
1.	Significant transactions occurring during 2010	23
2.	Overview and discussion of our operations	23
3.	Comparison of our results of operations for the three months ended June 30, 2010 to the three months ended June 30, 2009	26
4.	Comparison of our results of operations for the six months ended June 30, 2010 to the six months ended June 30, 2009	28
5.	Segment information	30
6.	Liquidity and capital resources	34
7.	Critical accounting policies and estimates	36

1. Significant transactions occurring during 2010

Amendment to Credit Agreement

On March 31, 2010, we entered into an Amendment and Restatement Agreement (the “Amendment”) to the credit agreement. Generally, the Amendment, among other things, adjusted our bank financial covenants, allowed for the exclusion of certain items from EBITDA for purposes of calculating our revised financial covenants, and other minor amendments. Additionally, all but $3.0 million of our revolving senior credit facility aggregating $40.0 million due June 2011 (“Class B Revolving Loans”) was extended to June 2012 (“Class A Revolving Loans”). We have the ability to raise an additional $3.0 million to fully replace the revolver capacity should we so choose.

As a result of the Amendment, our interest rate increased by 0.25% on the drawn Class B Revolving Loans balance and by 0.50% on the drawn Class A Revolving Loans balance, and our interest rate on the Tranche B Term Loan and Delayed Draw Tranche B Term Loan (aggregating $57.7 million at June 30, 2010) increased from 2.75% above LIBOR to 3.00% above LIBOR. The total cost of the Amendment, including the bank consent fees, the fees to Credit Suisse Securities (USA) LLC (the Joint Lead Arrangers) and legal, accounting and other costs was approximately $2.0 million. Of these costs, $1.5 million will be amortized to interest expense over the remaining life of the credit facility which is approximately 2 years and the remainder were expensed as incurred. At June 30, 2010, we were in compliance with our financial covenants.

Nautica Properties

In July 2010, we amended three of the option agreements and extended the option period to July 11, 2012 giving us the right to purchase or enter into long-term leases on these remaining three parcels. Additionally, on July 7, 2010, we exercised the option and entered into a purchase agreement with Flats Development, Inc. to acquire a certain parcel of real estate for $3.0 million (comprised of a payment of $2.8 million due upon closing and previously paid option payments totaling $0.2 million). Closing of the transaction is expected to occur on or before August 13, 2010. Flats Development, Inc. is owned by the mother of our CEO. Our CEO owns varying interests in the three remaining Nautica Property parcels.

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

In addition to the above performance measurements, we pay particular attention to our monthly and annual cash flow. Our business is sensitive to shifts in volumes and levels of activity and we find it necessary to watch our cash closely. Every six months (June 15 and December 15) we have a cash interest payment due on our $210 million senior unsecured notes amounting to $10.2 million. Additionally, we have drawn $60 million on our senior secured credit facility with interest due at varying levels. We have a $40 million revolving loan with a bank group on which we can draw as needed in order to augment the cash flow we generate from operations. This is generally a function of the timing of generating cash from operations coupled with the amount of cash we need to run the business—i.e., our cash inventory. Presently, we estimate that we require approximately $15 million of cash inventory to operate our properties. See “Liquidity and Capital Resources.”

Colorado

Our Colorado operations consist of The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Casino (“Gilpin”), both of which are located in Black Hawk, Colorado. The competitive aspects of the market in Black Hawk continue to be a significant factor in our operations. At June 30, 2010, there were approximately 8,700 slot machines in the city of Black Hawk. We had 1,360 slot machines in this market (966 at The Lodge and 394 at the Gilpin), which represented approximately 16% of the total slot machines in Black Hawk. Additionally, there were 182 table games in the city of Black Hawk. We had 41 table games in this market (35 at The Lodge and 6 at the Gilpin), which represented approximately 23% of the total table games in Black Hawk. On March 15, 2010, we closed the Gilpin poker room.

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

Louisiana

The Louisiana truck plaza video gaming facilities consist of 18 truck plazas located in Louisiana and a share in the gaming revenues of an additional truck plaza. Each truck plaza features a convenience store, fueling operations, a restaurant and up to 50 video gaming devices in the casino depending on the level of fuel sales and available space. At June 30, 2010, our truck plaza video gaming facilities had a combined total of 944 video gaming devices.

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

On April 28, 2010, we opened a satellite wagering facility in Henrico County, Virginia. As of June 30, 2010, we operate nine satellite wagering facilities in Virginia.

3. Comparison of our results of operations for the three months ended June 30, 2010 to the three months ended June 30, 2009.

The following table summarizes our consolidated results of operations for the three months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,
	2010	2009	$ Change	% Variance
REVENUES
Gaming:
Casino	$36,549	$33,115	$3,434	10.37%
Truck stop	14,846	15,819	(973)	-6.15%
Pari-mutuel	8,254	9,152	(898)	-9.81%
Food and beverage	7,433	7,400	33	0.45%
Convenience store – fuel	24,084	14,895	9,189	61.69%
Other	5,930	5,729	201	3.51%
Less: Promotional allowances	(8,920)	(8,298)	(622)	7.50%

Net revenues	88,176	77,812	10,364	13.32%

COSTS AND EXPENSES
Gaming:
Casino	12,687	10,932	1,755	16.05%
Truck stop	9,173	9,375	(202)	-2.15%
Pari-mutuel	6,379	7,323	(944)	-12.89%
Food and beverage	3,653	3,487	166	4.76%
Convenience store – fuel	22,699	13,884	8,815	63.49%
Other	3,816	4,294	(478)	-11.13%
Marketing, general and administrative	15,883	15,741	142	0.90%
Unrealized loss (gain) on change in fair value of investment in equity securities	326	(1,302)	1,628	n/a
Depreciation and amortization	5,298	5,272	26	0.49%

Total costs and expenses	79,914	69,006	10,908	15.81%

OPERATING INCOME	8,262	8,806	(544)	-6.18%

Interest expense, net	(6,476)	(6,305)	(171)	2.71%

NET INCOME	$1,786	$2,501	$(715)	-28.59%

All comparisons below begin with the second quarter 2010 results followed by the second quarter 2009 results.

Casino revenues increased $3.4 million or 10% to $36.5 million from $33.1 million. The increase in casino revenues is due to increases at The Lodge of $3.6 million or 19%, at the Gilpin of $0.3 million or 7%, and Gold Dust West-Carson City of $0.1 million or 2%, somewhat offset by a decrease at Gold Dust West-Reno of $0.6 million or 12%. Revenues at The Lodge increased primarily due to Amendment 50 becoming effective July 2, 2009 which resulted in an increase in table games revenues in 2010 compared to 2009. Amendment 50 seems to be benefiting the larger casino properties in Black Hawk. Overall, the City of Black Hawk casino win increased by 16% during the second quarter of 2010 compared to the same period of 2009. Gold Dust West-Reno continues to be negatively impacted by continued market declines.

Truck stop gaming revenues decreased $1.0 million or 6% to $14.8 million from $15.8 million. The decrease in revenues was experienced at nearly all of our truck stop locations and is consistent with the statewide truck stop video gaming revenue decline of 5% resulting from the continued general economic conditions, including higher unemployment and decreased disposable income, for the second quarter of 2010 compared to the same period of 2009.

Pari-mutuel revenues decreased $0.9 million or 10% to $8.3 million from $9.2 million. The decrease in revenues is attributable to a $0.7 million decrease in wagering revenues at the off track wagering facilities primarily due to a decrease in overall attendance compared to the prior year, combined with a $0.2 million decrease in account wagering revenues.

Food and beverage revenues increased less than $0.1 million to $7.4 million. This increase is attributable to increases of $0.4 million at The Lodge and $0.1 million at Gold Dust West-Carson City, offset by decreases of $0.4 million at the truck stops and $0.1 million at Colonial due to the lower level of gaming activity.

Convenience store-fuel revenues increased $9.2 million or 62% to $24.1 million from $14.9 million. This resulted from the average selling price of fuel increasing to $2.73 per gallon in 2010 from $2.20 per gallon in 2009, combined with a 30% increase in volume. In December 2009, JEI entered into a fuel supply agreement with CITGO Petroleum Corporation. To help JEI reach the fuel sale volume necessary to qualify for the reduced pricing structure under the CITGO contract, JEI entered into agreements with affiliates to provide fuel at cost for their fuel operations. The increase in fuel sales volume for this period was primarily due to the new affiliate agreements. The increase in fuel sales associated to the new affiliate agreements was $2.9 million during the second quarter of 2010.

Other revenues increased $0.2 million or 4% to $5.9 million from $5.7 million and was primarily attributable to a one-time oil and gas royalty received in April 2010 totaling $0.5 million at the truck stops and an increase in hotel revenues totaling $0.2 million at The Lodge, somewhat offset by a $0.5 million decrease in convenience store revenues at the truck stops.

Promotional allowances increased $0.6 million or 7% to $8.9 million from $8.3 million, and is primarily attributable to an increase in promotional allowances of $1.0 million at The Lodge, somewhat offset by a decrease of $0.4 million at Gold Dust West-Reno.

Casino expenses increased $1.8 million or 16% to $12.7 million from $10.9 million. Increases of $1.6 million at The Lodge, $0.2 million at the Gilpin and $0.1 million at Gold Dust West-Carson City were consistent with the increase in casino revenues at these locations. Additionally, the increases at our Colorado properties were due to additional staffing for the table games and extended hours combined with increased gaming taxes resulting from an increase in casino revenues. These increases were somewhat offset by a decrease totaling $0.1 million at Gold Dust West-Elko.

Truck stop gaming expenses decreased $0.2 million or 2% to $9.2 million from $9.4 million and is primarily due to direct costs associated with decreased truck stop video poker gaming revenues.

Pari-mutuel costs and expenses decreased $0.9 million or 13% to $6.4 million from $7.3 million. The decrease is attributable to decreased direct costs resulting from decreased pari-mutuel revenues combined with a $0.4 million decrease in account wagering costs due to revised profit sharing agreements with horsemen’s groups.

Food and beverage costs and expenses increased $0.2 million or 5% to $3.7 million from $3.5 million, and is due to increases of $0.2 million at The Lodge, $0.1 million at Gold Dust West-Carson City and $0.1 million at Gold Dust West-Elko, somewhat offset by a decrease of $0.2 million at the truck stops.

Convenience store-fuel expenses increased $8.8 million or 63% to $22.7 million from $13.9 million. The increase was primarily due to an increase in the average cost of fuel to $2.57 per gallon in 2010 from $2.05 per gallon in 2009, combined with an increase in volume as discussed in convenience store-fuel revenues above. The increase in fuel costs associated to the new affiliate agreements was $2.9 million during the second quarter of 2010.

Other costs and expenses decreased $0.5 million or 11% to $3.8 million from $4.3 million, and were primarily attributable to a $0.4 million decrease in convenience store expenses at the truck stops corresponding to the decrease in convenience store revenues, combined with a $0.1 million decrease in hotel expenses at The Lodge.

Marketing, general and administrative expenses increased $0.1 million or 1% to $15.9 million from $15.7 million. This increase is primarily the result of $0.2 million for political contributions, $0.2 million for travel expenses at corporate and $0.2 million at The Lodge. These increases are somewhat offset by decreases of $0.1 million at Gold Dust West-Reno, $0.1 million at Gold Dust West-Carson City, $0.1 million at Colonial and $0.2 million at the truck stops.

We account for our investment in MTR Gaming Group, Inc. (“MTR”) as an equity security, in accordance with the fair value option permitted by FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”). A decrease in the stock price during the second quarter of 2010 resulted in an unrealized loss on the change in fair value of investment in equity securities totaling $0.3 million. During the second quarter of 2009, we recorded an unrealized gain on the change in fair value of investment in equity securities totaling $1.3 million.

Depreciation and amortization expense increased less than $0.1 million to $5.3 million.

Net interest expense increased $0.2 million or 3% to $6.5 million from $6.3 million. The increase is attributable to higher effective interest rates on our variable rate bank debt, somewhat offset by a decrease in debt outstanding during the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

4. Comparison of our results of operations for the six months ended June 30, 2010 to the six months ended June 30, 2009.

The following table summarizes our consolidated results of operations for the six months ended June 30, 2010 and 2009 (dollars in thousands):

	Six Months Ended June 30,
	2010	2009	$ Change	% Variance
REVENUES
Gaming:
Casino	$70,505	$67,621	$2,884	4.26%
Truck stop	31,164	33,453	(2,289)	-6.84%
Pari-mutuel	14,629	17,483	(2,854)	-16.32%
Food and beverage	14,530	14,633	(103)	-0.70%
Convenience store – fuel	43,747	27,913	15,834	56.73%
Other	10,461	11,567	(1,106)	-9.56%
Less: Promotional allowances	(17,791)	(16,881)	(910)	5.39%

Net revenues	167,245	155,789	11,456	7.35%

COSTS AND EXPENSES
Gaming:
Casino	24,409	22,279	2,130	9.56%
Truck stop	18,688	19,763	(1,075)	-5.44%
Pari-mutuel	11,151	13,470	(2,319)	-17.22%
Food and beverage	6,800	6,652	148	2.22%
Convenience store – fuel	41,169	26,054	15,115	58.01%
Other	7,420	8,616	(1,196)	-13.88%
Marketing, general and administrative	31,294	30,928	366	1.18%
Unrealized (gain) loss on change in fair value of investment in equity securities	(260)	(667)	407	-61.02%
Depreciation and amortization	10,625	10,530	95	0.90%

Total costs and expenses	151,296	137,625	13,671	9.93%

OPERATING INCOME	15,949	18,164	(2,215)	-12.19%

Interest expense, net	(12,744)	(12,602)	(142)	1.13%

NET INCOME	$3,205	$5,562	$(2,357)	-42.38%

All comparisons below begin with the year-to-date 2010 results followed by the year-to-date 2009 results.

Casino revenues increased $2.9 million or 4% to $70.5 million from $67.6 million. The increase in casino revenues is due to increases at The Lodge of $3.9 million or 10% and at the Gilpin of $0.3 million or 3%, somewhat offset by decreases at Gold Dust West-Reno of $1.2 million or 13% and Gold Dust West-Elko of $0.1 million or 2%. Revenues at The Lodge increased primarily due to Amendment 50 becoming effective July 2, 2009. Amendment 50 seems to be benefiting the larger casino properties in Black Hawk. Overall, the City of Black Hawk casino win increased 13% during the first six months of 2010 compared to the same period of 2009. Gold Dust West-Reno continues to be negatively impacted by continued market declines.

Truck stop video poker gaming revenues decreased $2.3 million or 7% to $31.2 million from $33.5 million. The decrease in revenues was experienced at nearly all of our truck stop locations and is consistent with the statewide truck stop video gaming revenue decline of 7% resulting from the continued general economic conditions, including higher unemployment and decreased disposable income, for the first six months of 2010 compared to the same period of 2009.

Pari-mutuel revenues decreased $2.9 million or 16% to $14.6 million from $17.5 million. The decrease in revenues is attributable to a $2.6 million decrease in wagering revenues at the off track wagering facilities primarily due to an overall decrease in attendance in 2010 compared to 2009, combined with a $0.4 million decrease in account wagering revenues primarily due to a decrease in commission revenue resulting from revised profit sharing agreements with horsemen’s groups as compared to the prior year, somewhat offset by a $0.1 million increase at the racetrack due to three days of live racing in 2010 compared to zero days in 2009.

Food and beverage revenues decreased $0.1 million or 1% to $14.5 million from $14.6 million. This decrease is attributable to decreases of $0.8 million at the truck stop facilities and $0.2 million at Colonial, somewhat offset by increases of $0.5 million at The Lodge, $0.1 million at the Gilpin, $0.1 million at Gold Dust West-Reno, $0.1 million at Gold Dust West-Carson City and $0.1 million at Gold Dust West-Elko.

Convenience store-fuel revenues increased $15.8 million or 57% to $43.7 million from $27.9 million. The increase was primarily due to an increase in the average selling price of fuel to $2.68 per gallon in 2010 from $2.06 per gallon in 2009, combined with an 20% increase in volume. In December 2009, JEI entered into a fuel supply agreement with CITGO Petroleum Corporation. To help JEI reach the fuel sale volume necessary to qualify for the reduced pricing structure under the CITGO contract, JEI entered into agreements with affiliates to provide fuel at cost for their fuel operations. The increase in fuel sales volume for this period was primarily due to the new affiliate agreements. The increase in fuel sales associated to the new affiliate agreements was $4.4 million in 2010.

Other revenues decreased $1.1 million or 10% to $10.5 million from $11.6 million and were primarily attributable to a $1.4 million decrease in convenience store revenues at the truck stops and receipt of $0.3 million in 2009 of insurance proceeds in excess of hurricane losses incurred during late 2008 at our truck stops, somewhat offset by a one-time oil and gas royalty received in April 2010 totaling $0.5 million and an increase in hotel revenues totaling $0.2 million at The Lodge. Additionally, other revenues at Colonial, Lot D and Sugar Warehouse decreased by a combined $0.1 million.

Promotional allowances increased $0.9 million or 5% to $17.8 million from $16.9 million. Promotional allowances increased by $1.6 million at The Lodge and $0.2 million at the truck stops, somewhat offset by a decrease of $0.9 million at Gold Dust West-Reno.

Casino expenses increased $2.1 million or 10% to $24.4 million from $22.3 million. Increases of $2.0 million at The Lodge and $0.3 million at the Gilpin were somewhat offset by decreases totaling $0.2 million at our three Nevada casinos combined. The increases at our Colorado properties were primarily due to additional staffing for the table games and extended hours.

Truck stop gaming expenses decreased $1.1 million or 5% to $18.7 million from $19.8 million and is primarily due to direct costs associated with decreased truck stop gaming video poker revenues.

Pari-mutuel costs and expenses decreased $2.3 million or 17% to $11.2 million from $13.5 million. The decrease is attributable to decreased direct costs resulting from decreased pari-mutuel revenues resulting from an overall decrease in attendance at the satellite wagering facilities as compared to the prior year combined with a decrease in costs associated with account wagering resulting from revised profit sharing agreements with horsemen’s groups.

Food and beverage costs and expenses increased $0.1 million or 2% to $6.8 million from $6.7 million, and is due to increases of $0.3 million at The Lodge, $0.1 million at the Gilpin, $0.1 million at Gold Dust West-Reno, $0.3 million at Gold Dust West-Carson City and $0.1 million at Gold Dust West-Elko, somewhat offset by decreases of $0.6 million at the truck stops and $0.1 million at Colonial.

Convenience store-fuel expenses increased $15.1 million or 58% to $41.2 million from $26.1 million. The increase was primarily due to an increase in the average cost of fuel to $2.54 per gallon in 2010 from $1.92 per gallon in 2009, combined with an increase in volume as discussed in convenience store-fuel revenues above. In January 2010, we also collected $0.3 million in accounts receivable that had been fully reserved in December 2008. The increase in fuel costs associated to the new affiliate agreements was $4.4 million in 2010.

Other costs and expenses decreased $1.2 million or 14% to $7.4 million from $8.6 million, and were attributable to a $1.2 million decrease in convenience store expenses at the truck stops which correlates to the decrease in convenience store revenues.

Marketing, general and administrative expenses increased $0.4 million or 1% to $31.3 million from $30.9 million. This increase is primarily the result of $0.5 million of costs incurred during 2010 related to the amendment to our credit agreement; combined with increases of $0.2 million for corporate payroll and professional accounting fees; $0.2 million for political contributions; $0.2 million for travel expenses at corporate; $0.2 million at The Lodge and $0.1 million at the Gilpin. These increases are somewhat offset by decreases of $0.2 million at Gold Dust West-Reno, $0.2 million at Gold Dust West-Carson City, $0.3 million at Colonial and $0.3 million at the truck stops.

We account for our investment in MTR Gaming Group, Inc. as an equity security, in accordance with the fair value option permitted by ASC Topic 825. An increase in the stock price during the first six months of 2010 resulted in an unrealized gain on the change in fair value of investment in equity securities totaling $0.3 million compared to an unrealized gain totaling $0.7 million during the same period of 2009.

Depreciation and amortization expense increased $0.1 million or 1% to $10.6 million from $10.5 million and was primarily attributable to increases at Gold Dust West-Carson City and Colonial.

Net interest expense increased by $0.1 million or 1% to $12.7 million from $12.6 million and is attributable to higher effective interest rates on our variable rate bank debt, somewhat offset by a decrease in debt outstanding for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

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

The following is a summary of the net revenues, costs and expenses and EBITDA, for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
NET REVENUES
Colorado:
The Lodge	$20,511	$17,384	$38,729	$35,715
Gilpin	4,617	4,206	9,297	8,895

Total Colorado	25,128	21,590	48,026	44,610

Nevada:
Gold Dust West-Reno	4,447	4,529	8,923	9,129
Gold Dust West-Carson City	3,484	3,447	6,306	6,369
Gold Dust West-Elko	2,833	2,755	5,532	5,456

Total Nevada	10,764	10,731	20,761	20,954

Louisiana	42,722	34,900	81,834	70,425
Virginia	9,461	10,449	16,406	19,528
Corporate and other	101	142	218	272

Total Net Revenues	88,176	77,812	167,245	155,789

COSTS AND EXPENSES (excluding depreciation and amortization, net interest expense and income taxes)
Colorado:
The Lodge	13,166	11,384	25,303	22,847
Gilpin	3,366	3,064	6,888	6,324

Total Colorado	16,532	14,448	32,191	29,171

Nevada:
Gold Dust West-Reno	2,953	3,058	5,992	6,111
Gold Dust West-Carson City	3,306	3,195	6,372	6,250
Gold Dust West-Elko	2,199	2,246	4,372	4,455

Total Nevada	8,458	8,499	16,736	16,816

Louisiana	37,704	29,861	71,246	59,320
Virginia	8,808	9,923	15,240	17,955
Corporate overhead and other (1)(2)	3,114	1,003	5,258	3,833

Total Costs and Expenses	74,616	63,734	140,671	127,095

EBITDA
Colorado:
The Lodge	7,345	6,000	13,426	12,868
Gilpin	1,251	1,142	2,409	2,571

Total Colorado	8,596	7,142	15,835	15,439

Nevada:
Gold Dust West-Reno	1,494	1,471	2,931	3,018
Gold Dust West-Carson City	178	252	(66)	119
Gold Dust West-Elko	634	509	1,160	1,001

Total Nevada	2,306	2,232	4,025	4,138

Louisiana	5,018	5,039	10,588	11,105
Virginia	653	526	1,166	1,573
Corporate overhead and other (1)(2)	(3,013)	(861)	(5,040)	(3,561)

Total EBITDA	$13,560	$14,078	$26,574	$28,694

See Notes on page 34.

General

See sections 3 and 4 above for comparisons of our results of operations for the three and six months ended June 30, 2010 to the three months and six months ended June 30, 2009, which provide explanations regarding the fluctuations in our revenues and costs and expenses by property and segment.

Throughout 2010 and 2009, net revenues at many of our properties continue to be negatively impacted by local and general economic conditions, including higher unemployment and decreased disposable income, somewhat offset by an increase in fuel prices. However, during the three and six months ended June 30, 2010, both of our Colorado properties benefited from the new games, higher limits and extended hours that began on July 2, 2009. Except for our Colorado properties, costs and expenses are generally lower due to cost management efforts at all of our properties, combined with a decrease in direct costs associated to the decrease in net revenues. Year-over-year, costs and expenses increased at The Lodge and Gilpin as a result of additional personnel, training and other expenses resulting from the new gaming legislation, combined with increased gaming taxes resulting from increased revenues.

The Lodge

EBITDA at The Lodge increased $1.3 million or 22% for the three months ended June 30, 2010 compared to the same period of 2009 and $0.6 million or 4% for the six months ended June 30, 2010 compared to the same period of 2009. Increases in casino, food and beverage and hotel revenues were somewhat offset by increased promotional allowances. Labor costs in 2010 were higher than 2009 due to the additional personnel discussed in the “General” section above. Gaming taxes were also higher as a result of increased revenues.

Gilpin

EBITDA at the Gilpin increased $0.1 million or 10% for the three months ended June 30, 2010 compared to the same period of 2009 but decreased $0.2 million or 6% for the six months ended June 30, 2010 compared to the same period of 2009. Slots and table games revenues increased primarily due to the new gaming legislation, somewhat offset by a decrease in player banked poker due to the March 2010 closure of the poker room at the Gilpin combined with the general economic conditions discussed in the “General” section above. Labor and marketing costs in 2010 were higher than 2009. Gaming taxes were also higher as a result of increased revenues.

Gold Dust West-Reno

EBITDA at Gold Dust West-Reno increased less than $0.1 million or 2% for the three months ended June 30, 2010 compared to the same period of 2009 but decreased $0.1 million or 3% for the six months ended June 30, 2010 compared to the same period of 2009. For both the three and six months ended June 30, 2010 compared to the same periods in 2009, we experienced a decrease in slot revenues of approximately 12% resulting from the local and general economic conditions discussed in the “General” section above, somewhat offset by a decrease in promotional allowances.

Gold Dust West-Carson City

EBITDA at Gold Dust West-Carson City decreased $0.1 million or 29% for the three months ended June 30, 2010 compared to the same period of 2009 and $0.2 million for the six months ended June 30, 2010 compared to the same period of 2009. On April 1, 2010, we opened a new restaurant resulting in additional labor, food and beverage and other start-up costs.

Gold Dust West-Elko

EBITDA at Gold Dust West-Elko increased $0.1 million or 25% for the three months ended June 30, 2010 compared to the same period of 2009 and $0.2 million or 16% for the six months ended June 30, 2010 compared to the same period of 2009. Net revenues were up approximately $0.1 million for both the second quarter and year to date due to reduced promotional allowances, while costs were slightly below 2009.

Louisiana

EBITDA at the Louisiana truck stops decreased slightly for the second quarter and decreased $0.5 million or 5% for the six months ended June 30, 2010 compared to the same period of 2009 primarily due to a decrease in gaming and non-gaming revenues resulting from the general economic conditions discussed in the “General” section above, somewhat offset by a slight increase in fuel gross profit per gallon.

Virginia

EBITDA at our pari-mutuel operations in Virginia increased $0.1 million or 24% for the three months ended June 30, 2010 compared to the same period of 2009 but decreased $0.4 million or 26% for the six months ended June 30, 2010 compared to the same period of 2009. The second quarter increase is primarily attributable to a $1.0 million decrease in pari-mutuel revenues which were more than offset by a decrease in pari-mutuel operations costs and marketing, general and administrative expenses. The year to date decrease is attributable to an overall decrease in revenues totaling $3.1 million, somewhat offset by decreased management, general and administrative costs combined with decreased pari-mutuel and food and beverage costs and expenses.

Corporate Overhead and Other

The EBITDA loss at corporate increased by $2.2 million for the three months ended June 30, 2010 and by $1.5 million for the six months ended June 30, 2010 compared to the same periods of 2009 and is primarily due to: (1) decreases in the stock price of our investment in MTR, (2) increased political contributions and travel expenses and (3) $0.1 million and $0.5 million incurred during the second quarter and year to date in 2010, respectively, for one-time costs related to the March 31, 2010 amendment to our credit agreement.

Reconciliation of EBITDA to Net Income (Loss)

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure, to our net income (loss), a GAAP financial measure (dollars in thousands):

Three months ended June 30, 2010	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$7,345	$1,263	$1,691	$4,391
Gilpin	1,251	435	476	340

Total Colorado	8,596	1,698	2,167	4,731

Nevada:
Gold Dust West-Reno	1,494	376	654	464
Gold Dust West-Carson City	178	562	384	(768)
Gold Dust West-Elko	634	629	273	(268)

Total Nevada	2,306	1,567	1,311	(572)

Louisiana	5,018	1,249	1,053	2,716
Virginia	653	564	131	(42)
Corporate overhead and other (1)	(3,013)	220	1,814	(5,047)

TOTAL	$13,560	$5,298	$6,476	$1,786

Three months ended June 30, 2009	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$6,000	$1,263	$1,701	$3,036
Gilpin	1,142	487	476	179

Total Colorado	7,142	1,750	2,177	3,215

Nevada:
Gold Dust West-Reno	1,471	399	655	417
Gold Dust West-Carson City	252	495	384	(627)
Gold Dust West-Elko	509	606	237	(334)

Total Nevada	2,232	1,500	1,276	(544)

Louisiana	5,039	1,241	1,011	2,787
Virginia	526	553	145	(172)
Corporate overhead and other (2)	(861)	228	1,696	(2,785)

TOTAL	$14,078	$5,272	$6,305	$2,501

Six months ended June 30, 2010	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$13,426	$2,537	$3,385	$7,504
Gilpin	2,409	886	952	571

Total Colorado	15,835	3,423	4,337	8,075

Nevada:
Gold Dust West-Reno	2,931	752	1,309	870
Gold Dust West-Carson City	(66)	1,111	767	(1,944)
Gold Dust West-Elko	1,160	1,249	521	(610)

Total Nevada	4,025	3,112	2,597	(1,684)

Louisiana	10,588	2,513	2,073	6,002
Virginia	1,166	1,108	277	(219)
Corporate overhead and other (1)	(5,040)	469	3,460	(8,969)

TOTAL	$26,574	$10,625	$12,744	$3,205

Six months ended June 30, 2009	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$12,868	$2,508	$3,397	$6,963
Gilpin	2,571	968	952	651

Total Colorado	15,439	3,476	4,349	7,614

Nevada:
Gold Dust West-Reno	3,018	797	1,310	911
Gold Dust West-Carson City	119	988	767	(1,636)
Gold Dust West-Elko	1,001	1,205	468	(672)

Total Nevada	4,138	2,990	2,545	(1,397)

Louisiana	11,105	2,550	2,019	6,536
Virginia	1,573	1,059	284	230
Corporate overhead and other (2)	(3,561)	455	3,405	(7,421)

TOTAL	$28,694	$10,530	$12,602	$5,562

(1)	Included in corporate overhead and other for the three and six months ended June 30, 2010 is a $0.3 million loss and $0.3 million gain, respectively, on the change in fair value of investment in equity securities, and costs incurred related to the amendment to our credit agreement totaling $0.1 and $0.5 million, respectively.
(2)	Included in corporate overhead and other for the three and six months ended June 30, 2009 is a $1.3 million gain and $0.7 million gain, respectively, on the change in fair value of investment in equity securities.

6. Liquidity and capital resources

As of June 30, 2010, we had cash and cash equivalents of $24.7 million compared to $24.2 million in cash and cash equivalents as of December 31, 2009. The increase of $0.5 million is the result of $12.9 million cash provided by operating activities, $5.5 million cash used in investing activities, and $6.9 million cash used in financing activities, which is further discussed below. Our primary sources of liquidity are cash provided by operating activities and external borrowings. Our primary uses of cash are for debt service, capital improvements, development and acquisitions. Cash flows provided by operating activities increased $2.6 million for the six months ended June 30, 2010 compared to June 30, 2009 primarily due to an increase in accounts payable and other accrued liabilities and a reduction in restricted cash, somewhat offset by the decrease in operating income after adjusting for non-cash transactions.

Cash used in investing activities during the six months ended June 30, 2010 and 2009 was the result of property and equipment and device rights additions totaling $5.6 million and $8.6 million, respectively, for ongoing capital investments at our existing properties, offset by $0.1 million and $0.3 million, respectively, of proceeds from the sale of equipment. In addition, cash used in investing activities during the six months ended June 30, 2009 included $0.3 million for Mississippi land purchase transactions and $0.2 million to acquire the noncontrolling interest of Sugar Warehouse.

The cash provided by or used in our financing activities varies significantly from year to year depending upon the cash provided by operations and investing activities, both of which are discussed above, as well as our cash position. The cash used in financing activities during the six months ended June 30, 2010 was the result of net repayments on the revolving senior credit facility totaling $3.0 million, payments on long-term debt totaling $1.4 million, payments to obtain financing totaling $1.5 million and distributions to stockholder totaling $1.0 million.

As of June 30, 2010, we had $22.1 million available on our $40 million revolving senior credit facility for acquisitions, capital expenditure programs and working capital. As of June 30, 2010, our total debt approximates $287.6 million. Our future liquidity, which includes our ability to make semi-annual interest payments on June 15 and December 15 of each year, depends upon our future operational success. Our failure to pay interest, repay our indebtedness when due, or maintain compliance with our debt covenants would result in an event of default under both our senior credit facility and our note indenture. At June 30, 2010, we were in compliance with our financial covenants.

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

The following table provides disclosure concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of June 30, 2010.

(In Thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$371,109	$26,163	$114,429	$230,517	$—
Capital lease obligations	7,500	567	948	1,649	4,336
Operating leases (2)	33,975	2,811	4,099	3,540	23,525
Purchase obligations (3)	255,689	57,814	115,793	82,082	—
Other long-term obligations (4)	21,545	2,055	3,450	2,915	13,125

Total contractual cash obligations	$689,818	$89,410	$238,719	$320,703	$40,986

(1)	Long-term debt includes principal and interest owing under the terms of our senior unsecured notes, our senior secured credit facility and the Black Hawk special assessment bonds. Interest on variable rate debt is computed based on rates outstanding at June 30, 2010.
(2)	Operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia; office space in Colorado, Louisiana, Virginia and Florida; and other equipment leases at all locations.
(3)	Purchase obligations include five-year fuel supply agreements for gasoline and diesel fuel. Fuel volumes are specified in the contracts. The purchase price is a variable market-based price. The long-term obligations in this table were derived using the applicable contract prices for gasoline and diesel fuel at June 30, 2010 multiplied by the actual fuel volumes per the contracts.
(4)	Other long-term obligations include a 20-year, $1.25 million per year management agreement with Jacobs Investments Management Co. Inc., an affiliated company, and our obligation to pay $0.90 per operating video poker machine per day to Jalou Device Owner, L.P., the related party owner of the video poker machines in order to maintain the machines used in our truck plaza operations. In addition, Colonial has entered into an agreement with a totalisator company, which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications. The amendment provides for a minimum charge per calendar year of $189,000. Other long-term obligations also include various surveillance and service agreements in Louisiana and at the corporate office.

Finally, beginning June 15, 2010, we can redeem all or part of our outstanding senior unsecured notes aggregating $210 million at the redemption prices set forth below, plus accrued and unpaid interest. The redemption prices, expressed as a percentage of the principal amount, for the 12-month period beginning on June 15 of the years indicated below are as follows:

Year	Percentage
2010	104.875%
2011	102.438%
2012 and thereafter	100.000%

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

Our reporting units with goodwill balances at June 30, 2010 are The Lodge ($4.2 million), Gilpin ($2.5 million), Gold Dust West-Reno ($8.8 million) and Louisiana ($31.0 million). There is no goodwill recorded in our Gold Dust West-Carson City, Gold Dust West-Elko or Virginia reporting units. We performed our most recent annual impairment test for these reporting units as of September 30, 2009. Our annual impairment test included an analysis of the gaming industry overall as well as an analysis of the specific locations in which we operate. We determined the fair values for each of these reporting units using both the market approach (recent comparable transactions from which we derived an applicable valuation multiple) and the income approach (net present value of our anticipated future cash flows). These fair values were then compared to the carrying values for the respective reporting unit. We determined that goodwill was not impaired at any of our reporting units. Furthermore, if the fair value of any of our reporting units declined by 10%, no goodwill impairment would be required.

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

We have issued $210 million of 9 3/4% fixed rate senior unsecured notes due in 2014 and a $100 million variable rate senior secured credit facility consisting of: (i) a $40 million revolving credit facility, of which $3 million is due in 2011 and the remainder is due in 2012, (ii) a $40 million term loan facility due in 2012, and (iii) a $20 million delayed draw term loan due in 2012. As of June 30, 2010, $16.0 million is outstanding on the senior secured revolving credit facility and $57.7 million is outstanding on our senior secured term loan debt, bearing interest at a blended variable rate approximating 3.45% at June 30, 2010. Additionally, we have $1.9 million of outstanding letters of credit as of June 30, 2010 resulting in $22.1 million available on the revolving credit facility.

If market interest rates increase, our cash requirements for interest on the senior secured credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior secured credit facility balance would also decrease. There would be an approximate change in our cash requirements of $0.3 million annually for interest should market rates increase or decrease by 10% compared to interest rate levels at June 30, 2010.

We currently do not use interest rate swaps or other similar investments to alter interest rate exposure.

JEI owns an investment in the publicly traded equity of MTR Gaming Group, Inc. (“MTR”). Market prices for equity securities are subject to fluctuation. Fluctuation in the market price of such a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, and general market conditions. Consequently, the amount realized on any ultimate sale of this investment may significantly differ from the reported market value as of June 30, 2010.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Jacobs Entertainment, Inc.

Registrant

Date: August 11, 2010	By:	/s/ Jeffrey P. Jacobs
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