Form 10-Q
period 2010-09-30
JACOBS ENTERTAINMENT INC
filed 2010-11-12
CIK 1173284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 12, 2010
Class A Common Stock, $.01 par value	1,320 shares
Class B Common Stock, $.01 par value	180 shares

Jacobs Entertainment, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2010	December 31, 2009 (As adjusted, see Note 7)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,699	$24,205
Restricted cash	1,980	1,121
Accounts receivable, net	2,653	2,993
Due from affiliates	931	1,023
Inventory	3,047	3,039
Prepaid expenses and other current assets	3,470	2,850

Total current assets	37,780	35,231

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	62,455	62,397
Building and improvements	191,826	190,236
Equipment, furniture and fixtures	99,775	95,164
Leasehold improvements	3,213	3,201
Construction in progress	1,103	594

	358,372	351,592
Less accumulated depreciation	(120,885)	(107,285)

Property, plant and equipment, net	237,487	244,307

OTHER NONCURRENT ASSETS:
Goodwill	46,471	46,471
Identifiable intangible assets, net	7,092	8,173
Debt issue costs, net	5,604	5,695
Investment in equity securities	1,408	1,058
Other assets	1,998	2,605

TOTAL	$337,840	$343,540

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,246	$6,367
Accrued expenses	22,193	15,984
Due to affiliates	316	1,469
Current portion of long-term debt and capital lease obligations	4,302	2,117

Total current liabilities	35,057	25,937
Long-term debt and capital lease obligations	275,594	291,070
Other noncurrent liabilities	1,087	1,011

Total liabilities	311,738	318,018

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER’S EQUITY:
Class A Common stock $.01 par value; 1,800 shares authorized, 1,320 shares issued and outstanding as of September 30, 2010 and December 31, 2009	—	—
Class B Common stock $.01 par value; 200 shares authorized, 180 shares issued and outstanding as of September 30, 2010 and December 31, 2009	—	—
Additional paid-in capital	27,724	30,657
Accumulated deficit	(1,622)	(5,135)

Total stockholder’s equity	26,102	25,522

TOTAL	$337,840	$343,540

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009 (As adjusted, see Note 7)	2010	2009 (As adjusted, see Note 7)
REVENUES
Gaming:
Casino	$35,793	$38,732	$106,298	$106,353
Truck stop	14,787	14,733	45,951	48,186
Pari-mutuel	7,045	8,169	21,674	25,652
Food and beverage	7,410	8,148	21,940	22,781
Convenience store — fuel	21,636	16,231	65,383	44,144
Convenience store — other	2,970	2,959	8,349	9,752
Hotel	1,140	1,124	2,975	2,796
Other	1,678	1,795	4,971	4,950

Total revenues	92,459	91,891	277,541	264,614
Less: Promotional allowances	(8,893)	(9,453)	(26,684)	(26,334)

Net revenues	83,566	82,438	250,857	238,280

COSTS AND EXPENSES
Gaming:
Casino	12,531	13,208	36,940	35,487
Truck stop	9,255	9,433	27,943	29,196
Pari-mutuel	5,783	7,016	16,934	20,486
Food and beverage	3,563	3,692	10,363	10,344
Convenience store — fuel	20,291	15,196	61,460	41,250
Convenience store — other	3,885	3,577	10,926	11,804
Hotel	235	294	614	683
Marketing, general and administrative	15,975	17,785	47,308	48,753
Unrealized gain on change in fair value of investment in equity securities	(90)	(456)	(350)	(1,123)
Depreciation and amortization	5,323	5,393	15,955	15,930

Total costs and expenses	76,751	75,138	228,093	212,810

OPERATING INCOME	6,815	7,300	22,764	25,470

Interest income	9	5	22	25
Interest expense	(6,506)	(6,316)	(19,273)	(18,949)

NET INCOME	$318	$989	$3,513	$6,546

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Dollars in Thousands)

	Common Stock
	Class A Shares	Class B Shares	Amount*	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
BALANCES, JANUARY 1, 2010 (As adjusted, see Note 7)	1,320	180	$—	$30,657	$(5,135)	$—	$25,522
Capital contribution				867			867
Distributions				(3,800)			(3,800)
Net income**					3,513		3,513

BALANCES, SEPTEMBER 30, 2010	1,320	180	$—	$27,724	$(1,622)	$—	$26,102

	Common Stock
	Class A Shares	Class B Shares	Amount*	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest	Total
BALANCES, JANUARY 1, 2009 (As adjusted, see Note 7)	1,320	180	$—	$32,953	$(6,827)	$212	$26,338
Capital contribution				942			942
Distributions				(3,238)			(3,238)
Acquisition of noncontrolling interest						(212)	(212)
Net income (As adjusted, see Note 7)**					6,546		6,546

BALANCES, SEPTEMBER 30, 2009 (As adjusted, see Note 7)	1,320	180	$—	$30,657	$(281)	$—	$30,376

*	The par value amount of the Jacobs Entertainment, Inc. 1,320 shares of Class A common stock and 180 shares of Class B common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 due to rounding.
**	For the nine months ended September 30, 2010 and 2009, comprehensive income is equal to net income and is entirely attributable to the Jacobs Entertainment, Inc. stockholder.

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended September 30,
	2010	2009 (As adjusted, see Note 7)
OPERATING ACTIVITIES:
Net income	$3,513	$6,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,955	15,930
Unrealized gain on change in fair value of investment in equity securities	(350)	(1,123)
Loss on disposal of equipment	78	23
Deferred financing cost amortization	1,591	1,234
Other	6	7
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(859)	(836)
Accounts receivable, net	389	(187)
Inventory	(8)	1
Prepaid expenses and other assets	(1,210)	(821)
Accounts payable	2,319	(1,876)
Accrued expenses and other noncurrent liabilities	6,220	5,749
Due from/to affiliates	(257)	(136)

Net cash provided by operating activities	27,387	24,511

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(8,540)	(13,021)
Proceeds from sale of equipment	163	329
Purchases of device rights	(74)	(965)
Acquisition of noncontrolling interest	—	(212)

Net cash used in investing activities	(8,451)	(13,869)

FINANCING ACTIVITIES:
Payments to obtain financing	(1,500)	(555)
Borrowings on revolving line of credit	14,000	18,713
Payments on long-term debt	(1,642)	(880)
Payments on revolving line of credit	(24,500)	(21,750)
Distributions to stockholder	(3,800)	(3,238)

Net cash used in financing activities	(17,442)	(7,710)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,494	2,932
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,205	21,881

CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,699	$24,813

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$12,605	$12,640

Non-cash investing and financing activities:
Capital contribution exchanged for retirement of liabilities paid by affiliate	$867	$942

Non-cash additions to property	$754	$485

Acquisition of property under note payable agreement	$120	$—

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

As of September 30, 2010, we own and operate five casinos through wholly-owned subsidiaries. Our casinos include The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Hotel Casino (“Gilpin”), both in Black Hawk, Colorado, the Gold Dust West-Reno (“Gold Dust West-Reno”) in Reno, Nevada, the Gold Dust West-Carson City (“Gold Dust West-Carson City”) in Carson City, Nevada and the Gold Dust West-Elko (“Gold Dust West-Elko”) in Elko, Nevada. JEI also owns and operates 18 truck plaza video gaming facilities in Louisiana, which are collectively referred to as “Jalou,” “truck stops” or “truck plazas.” We also receive a percentage of gaming revenue from an additional truck plaza video gaming facility. Finally, JEI owns and operates a horse racing track with ten satellite wagering facilities in Virginia through a wholly-owned subsidiary, Colonial Holdings, Inc. (“Colonial”).

On August 16, 2010, we acquired a parcel of land and its related business from Flats Development, Inc. (“Flats”) in what we call the Nautica Properties area in Cleveland, Ohio. Flats was controlled by the mother and sister of our CEO, and is therefore deemed to be an entity under common control. Therefore, the acquisition of Flats and its related business was accounted for as a combination of entities under common control. Accordingly, the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted to include the operations of Flats from January 1, 2009. See Notes 6 and 7 below.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Financial Statements – The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial position as of September 30, 2010 and December 31, 2009, the results of our operations for the three and nine months ended September 30, 2010 and 2009, and changes in stockholder’s equity and cash flows for the nine months ended September 30, 2010 and 2009. All intercompany transactions and balances have been eliminated in consolidation. We have evaluated subsequent events through the date on which the financial statements are issued.

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

Long-Lived Assets–During the third quarter of 2010, we were required, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment, to assess our ability to recover the recorded cost of the Gold Dust West-Carson City long-lived assets. We have prepared a cash flow analysis based on management’s best estimate in an effort to assess the likelihood of recovering the cost of these assets. Based on these projections and the related underlying assumptions as well as our knowledge of the Carson City market, we believe that we will be able to recover the carrying cost of these assets as of September 30, 2010 and no impairment currently exists. However, future events such as actual performance versus projected performance, continued market decline, increased and/or changing competitive forces, or other unforeseen events could change our estimates and cause us to recognize an impairment in the carrying value of the Gold-Dust West-Carson City long-lived assets in future periods. Such an impairment could be material to our financial position and results of operations.

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(DOLLARS IN THOUSANDS)

New Accounting Guidance–New authoritative accounting guidance under FASB ASC Topic 810, Consolidation (“ASC Topic 810”), amends existing accounting literature to require an enterprise to perform an analysis to determine whether any variable interest held gives it a controlling financial interest in a variable interest entity and requires an ongoing reassessment of this nature. The standard also requires enhanced disclosures that will provide more transparent information about an entity’s involvement in a variable interest entity. The standard was effective for us on January 1, 2010. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

3. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

We test goodwill for impairment as of September 30 each year or when circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying value. We consider a variety of factors when estimating the fair value of our reporting units, including estimates about future operating results of each reporting unit, multiples of EBITDA, investment banker market analyses, and recent sales of comparable business units if such information is available to us. A variety of estimates and judgments about the relevance and comparability of these factors to the reporting units are made. As of September 30, 2010, we believe the carrying value of the goodwill held in our reporting units was not impaired. There has been no change in the carrying amount of goodwill during 2010 or 2009.

In addition, as of September 30, 2010, we have reassessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets. Identifiable intangible assets as of September 30, 2010 and December 31, 2009, consist of the following:

		September 30, 2010			December 31, 2009
	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Revenue rights	41.25	$6,000	$1,050	$4,950	$6,000	$960	$5,040
Device use rights	2.62	9,118	7,123	1,995	9,064	6,275	2,789
Restriction agreements	3.24	1,369	1,222	147	1,369	1,025	344

Total		$16,487	$9,395	$7,092	$16,433	$8,260	$8,173

Aggregate amortization expense of identifiable intangible assets was $362 and $436 for the three months ended September 30, 2010 and 2009, respectively, and $1,151 and $1,419 for the nine months ended September 30, 2010 and 2009, respectively.

Estimated amortization expense for the years ending December 31:

2010 (remaining 3 months)	$344
2011	909
2012	723
2013	422
2014	222
Thereafter	4,472

Total	$7,092

4. SEGMENTS

Our CEO is the chief operating decision maker. At September 30, 2010 and 2009, we had four segments representing the geographic regions of our operations. Each segment is managed separately because of the unique characteristics of its revenue stream and customer base. We have aggregated our operations into these four segments based on similarities in the nature of the properties’ businesses, customers and regulatory environment in which each property operates. The Colorado segment consists of The Lodge and Gilpin casinos. Our Nevada segment includes the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos. The Louisiana operations consist of truck plaza/video poker facilities, and the Virginia segment consists of Colonial’s pari-mutuel operations and satellite wagering facilities.

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(DOLLARS IN THOUSANDS)

The accounting policies of the segments are the same as those described in Note 2 above and those included in Note 2 of our Form 10-K report for the year ended December 31, 2009. The corporate adjustments, eliminations and other represent all other income and expenses, and are also presented.

As of and for the Three Months Ended September 30, 2010

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other	Total
Revenues:
Gaming
Casino	$27,204	$8,589				$35,793
Truck stop			$14,787			14,787
Pari-mutuel				$7,045		7,045
Food and beverage	3,161	2,372	1,281	596		7,410
Convenience store — fuel			21,636			21,636
Convenience store — other			2,970			2,970
Hotel	496	644				1,140
Other	304	306	377	532	$159	1,678

Total revenues	31,165	11,911	41,051	8,173	159	92,459
Less: Promotional allowances	(6,032)	(1,621)	(1,240)			(8,893)

Net revenues	$25,133	$10,290	$39,811	$8,173	$159	$83,566

Depreciation and amortization	$1,687	$1,603	$1,234	$583	$216	$5,323

Interest income	$—	$—	$1	$4	$4	$9

Interest expense	$2,162	$1,350	$1,089	$131	$1,774	$6,506

Net income (loss)	$4,498	$(1,414)	$1,957	$(626)	$(4,097)	$318

EBITDA(1)	$8,347	$1,539	$4,279	$84	$(2,111)	$12,138

Goodwill	$6,711	$8,836	$30,924			$46,471

Identifiable intangible assets, net			$7,092			$7,092

Property, plant and equipment, net	$88,815	$38,820	$39,235	$62,327	$8,290	$237,487

Total assets	$110,876	$55,063	$89,081	$68,288	$14,532	$337,840

Long-term debt	$84,770	$61,169	$51,089	$4,882	$73,684	$275,594

Capital expenditures	$955	$911	$667	$256	$97	$2,886

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(DOLLARS IN THOUSANDS)

As of and for the Nine Months Ended September 30, 2010

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other	Total
Revenues:
Gaming
Casino	$79,762	$26,536				$106,298
Truck stop			$45,951			45,951
Pari-mutuel				$21,674		21,674
Food and beverage	9,166	7,037	4,119	1,618		21,940
Convenience store — fuel			65,383			65,383
Convenience store — other			8,349			8,349
Hotel	1,452	1,523				2,975
Other	776	963	1,522	1,287	$423	4,971

Total revenues	91,156	36,059	125,324	24,579	423	277,541
Less: Promotional allowances	(17,997)	(5,008)	(3,679)			(26,684)

Net revenues	$73,159	$31,051	$121,645	$24,579	$423	$250,857

Depreciation and amortization	$5,110	$4,715	$3,747	$1,691	$692	$15,955

Interest income	$—	$—	$10	$8	$4	$22

Interest expense	$6,499	$3,947	$3,171	$412	$5,244	$19,273

Net income (loss)	$12,573	$(3,098)	$7,959	$(845)	$(13,076)	$3,513

EBITDA(1)	$24,182	$5,564	$14,867	$1,250	$(7,144)	$38,719

Goodwill	$6,711	$8,836	$30,924			$46,471

Identifiable intangible assets, net			$7,092			$7,092

Property, plant and equipment, net	$88,815	$38,820	$39,235	$62,327	$8,290	$237,487

Total assets	$110,876	$55,063	$89,081	$68,288	$14,532	$337,840

Long-term debt	$84,770	$61,169	$51,089	$4,882	$73,684	$275,594

Capital expenditures	$2,900	$2,615	$1,439	$1,226	$360	$8,540

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(DOLLARS IN THOUSANDS)

As of and for the Three Months Ended September 30, 2009

(Balance Sheet Data as of December 31, 2009)

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other (As adjusted, see Note 7)	Total (As adjusted, see Note 7)
Revenues:
Gaming
Casino	$29,263	$9,469				$38,732
Truck stop			$14,733			14,733
Pari-mutuel				$8,169		8,169
Food and beverage	3,323	2,347	1,719	759		8,148
Convenience store — fuel			16,231			16,231
Convenience store — other			2,959			2,959
Hotel	516	608				1,124
Other	266	329	278	740	$182	1,795

Total revenues	33,368	12,753	35,920	9,668	182	91,891
Less: Promotional allowances	(5,922)	(2,318)	(1,213)			(9,453)

Net revenues	$27,446	$10,435	$34,707	$9,668	$182	$82,438

Depreciation and amortization	$1,821	$1,535	$1,277	$527	$233	$5,393

Interest income	$—	$—	$—	$4	$1	$5

Interest expense	$2,169	$1,271	$1,011	$149	$1,716	$6,316

Net income (loss)	$5,523	$(1,200)	$1,748	$(651)	$(4,431)	$989

EBITDA(1)	$9,513	$1,606	$4,036	$21	$(2,483)	$12,693

Goodwill	$6,711	$8,836	$30,924			$46,471

Identifiable intangible assets, net			$8,173			$8,173

Property, plant and equipment, net	$91,585	$40,907	$40,294	$62,964	$8,557	$244,307

Total assets	$113,679	$57,580	$90,201	$67,847	$14,233	$343,540

Long-term debt	$84,981	$61,337	$51,115	$4,902	$88,735	$291,070

Capital expenditures	$2,297	$979	$1,385	$95	$234	$4,990

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(DOLLARS IN THOUSANDS)

As of and for the Nine Months Ended September 30, 2009

(Balance Sheet Data as of December 31, 2009)

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other (As adjusted, see Note 7)	Total (As adjusted, see Note 7)
Revenues:
Gaming
Casino	$77,648	$28,705				$106,353
Truck stop			$48,186			48,186
Pari-mutuel				$25,652		25,652
Food and beverage	8,666	6,738	5,373	2,004		22,781
Convenience store — fuel			44,144			44,144
Convenience store — other			9,752			9,752
Hotel	1,279	1,517				2,796
Other	699	1,042	1,162	1,540	$507	4,950

Total revenues	88,292	38,002	108,617	29,196	507	264,614
Less: Promotional allowances	(16,236)	(6,613)	(3,485)			(26,334)

Net revenues	$72,056	$31,389	$105,132	$29,196	$507	$238,280

Depreciation and amortization	$5,297	$4,525	$3,827	$1,586	$695	$15,930

Interest income	$—	$—	$5	$16	$4	$25

Interest expense	$6,518	$3,816	$3,035	$445	$5,135	$18,949

Net income (loss)	$13,137	$(2,597)	$8,284	$(421)	$(11,857)	$6,546

EBITDA(1)	$24,952	$5,744	$15,141	$1,594	$(6,031)	$41,400

Goodwill	$6,711	$8,836	$30,924			$46,471

Identifiable intangible assets, net			$8,173			$8,173

Property, plant and equipment, net	$91,585	$40,907	$40,294	$62,964	$8,557	$244,307

Total assets	$113,679	$57,580	$90,201	$67,847	$14,233	$343,540

Long-term debt	$84,981	$61,337	$51,115	$4,902	$88,735	$291,070

Capital expenditures	$5,922	$2,409	$3,077	$832	$781	$13,021

(1)	EBITDA (earnings before interest, income taxes, depreciation and amortization) is presented as supplemental information in the tables above as it is a key measure of operating performance used by our chief operating decision maker. EBITDA can be reconciled directly to our unaudited condensed consolidated net income (loss) by adding the amounts shown for depreciation, amortization, income taxes and interest to net income (loss). This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income (loss), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows holders of our debt and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our segments using EBITDA measures as do most analysts following the gaming industry. EBITDA is also a key component of certain financial covenants in our debt agreements.

5. COMMITMENTS AND CONTINGENCIES

Commitments

Colonial has entered into an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for our pari-mutuel wagering applications. The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities to 2012, and to provide replacement equipment for existing equipment, at a rate of .385% of handle up to $270,000 in handle. Handle above $270,000 will be charged a rate of .345%. The agreement also provides for a minimum charge per calendar year of $205. In addition, effective May 1, 2009, Colonial has entered into an agreement with a company which provides broadcasting and simulcasting equipment and services. The agreements for live racing

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(DOLLARS IN THOUSANDS)

broadcasting and simulcasting services at the horse racing track expires December 31, 2011. Total expense incurred for totalisator and broadcasting and simulcasting services was $203 and $235 for the three months ended September 30, 2010 and 2009, respectively, and $570 and $630 for the nine months ended September 30, 2010 and 2009, respectively.

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

Operating Leases

Our operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia, leases for office space in Colorado, Louisiana, Virginia and Florida, as well as leases for automobiles and other property and equipment at all locations, expiring at various dates. Total expense under these non-cancelable operating leases was $861 and $821 during the three months ended September 30, 2010 and 2009, respectively, and $2,332 and $2,279 for the nine months ended September 30, 2010 and 2009, respectively.

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

6. RELATED PARTY TRANSACTIONS

JIMCO Management Agreement

In order to assist us in our efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, we have an agreement with Jacobs Investments Management Co. Inc. (“JIMCO”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two of his business associates. This agreement calls for $1,250 per year payable in two equal installments of $625 on January 1st and July 1st plus 2.5% of budgeted development costs for projects undertaken by us, if certain debt covenant ratios are met. Total expenses incurred under this agreement with JIMCO were $313 and $313 during the three months ended September 30, 2010 and 2009, respectively, and $938 and $938 for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010 and December 31, 2009, these transactions resulted in net payables to affiliates totaling $313 and $625, respectively.

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(DOLLARS IN THOUSANDS)

Transactions with Affiliate Truck Stops

We allocate management, accounting and overhead costs incurred by JEI to various truck stops owned by Jacobs. These costs totaled $297 and $296 for the three months ended September 30, 2010 and 2009, respectively, and $910 and $865 for the nine months ended September 30, 2010 and 2009, respectively. Additionally, to help JEI reach the fuel sale volume necessary to qualify for the reduced pricing structure under the CITGO contracts discussed in Note 5 above, JEI entered into agreements with affiliates to provide gasoline and diesel fuel at cost for their fuel operations, which totaled $2,048 and $6,517 for the three and nine months ended September 30, 2010, respectively. These transactions result in receivables from and payables to our affiliates. As of September 30, 2010 and December 31, 2009, these transactions resulted in net receivables from affiliates totaling $438 and $390, respectively.

Jalou Device Owner, L.P.

Additionally, under Louisiana law, video poker machines must be owned by Louisiana residents. Through October 2009, the Jalou truck plaza video gaming facilities paid a fee to the third party owner of the machines in order to maintain the machines used in our truck plaza operations, plus reimbursement for the owner’s licensing costs and various other expenses. Beginning in November 2009, the ownership of the video poker machines and the related repair parts inventory used by the Jalou truck plazas was transferred from the third party owner to a related party, Jalou Device Owner, L.P. (“Device Owner”), of which Gameco Holdings, Inc. (“Gameco”), a wholly-owned subsidiary of JII, owns 49% and is its general partner. Two Louisiana residents own 51% and are the limited partners of Device Owner. The Jalou truck plazas pay 90 cents per operating video poker machine per day to Device Owner, plus reimbursement for the owner’s licensing costs. Total expense under these obligations was $326 and $274 for the three months ended September 30, 2010 and 2009, respectively, and $975 and $819 for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010 and December 31, 2009, the transfer of the repair parts inventory from us to Device Owner, ongoing repair parts purchased from Device Owner and device owner fees paid resulted in net receivables from affiliates totaling $449 and $588, respectively.

Other Related Party Transactions

As of September 30, 2010 and December 31, 2009, we also had various immaterial receivables from JII and other Jacobs affiliates totaling $44 and $45, respectively. We also had payables to affiliates totaling $113 at December 31, 2009 due to the R.E. Jacobs Group, an affiliate, for JEI-related airplane usage during 2009. This payment was made during the first quarter of 2010.

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

During March 2008, we exercised our option to acquire one of these parcels and its parking lot business referred to as “Lot D.” On April 1, 2008, we purchased this parcel for $800. Additionally, on January 15, 2009, we exercised our option to acquire a building and its related business referred to as “Sugar Warehouse,” and on January 21, 2009, we purchased this building for $2,450 from the limited partnership that owned this building. An affiliate of our CEO owned 82% of the general partner interests and 16.4% of the limited partner interests of the seller. See Note 7 below.

On July 7, 2010, we exercised our option and entered into a purchase agreement with Flats Development, Inc. to acquire a certain parcel of land and its related business for $2,800. Closing of the transaction occurred on August 16, 2010. Flats Development, Inc. was controlled by the mother and sister of our CEO, and is therefore deemed to be an entity under common control. See Note 7 below.

In July 2010, we amended three of the option agreements and extended the option period to July 11, 2012 giving us the right to purchase or enter into long-term leases on these remaining three parcels. The Nautica Properties currently require aggregate option payments totaling $150 per year. Our CEO owns varying interests in the three remaining parcels.

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(DOLLARS IN THOUSANDS)

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

On November 3, 2009, a constitutional amendment (“Issue 3”) was passed in Ohio which permits casino gaming at designated locations in Cincinnati, Cleveland, Columbus and Toledo. None of the designated locations is owned by JEI or its affiliates. We continue to evaluate the impact Issue 3 might have on our development efforts on the Nautica Properties in Ohio.

7. RECENT ACQUISITION ACTIVITY

Acquisition of Sugar Warehouse

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

If casino gaming were to become legalized in Ohio within seven years from the purchase date and a for-profit casino is licensed on the Nautica Properties, the purchase price of Sugar Warehouse could increase based on independent appraisals of the land and improvement values. Any additional purchase price shall be equal to the fair market value of the property at the time that a license is issued to JEI in the State of Ohio for a for-profit casino less the purchase price previously paid. The fair market value shall be determined based upon the average of three independent appraisals prepared at that time. There is no maximum additional purchase price. We will continue to evaluate the fair value of this additional contingent purchase price at each balance sheet date throughout the term of the agreement. If applicable, any additional purchase price would be accounted for consistently with the original acquisition accounting, whereby the portion attributable to the related party would be accounted for as a combination of entities under common control and as a distribution, and the portion attributable to third parties would be accounted for using the acquisition method of accounting. At September 30, 2010, the fair value of the Sugar Warehouse contingent purchase price was immaterial to the financial position of JEI but could have a material impact in the future if and when a casino license is granted for this site.

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

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(DOLLARS IN THOUSANDS)

The following schedule discloses the effects on JEI’s equity due to the change in ownership interest in Sugar Warehouse discussed above:

	Nine Months Ended September 30,
	2010	2009 (As adjusted, see below)
Net income attributable to JEI	$3,513	$6,546
Decrease in JEI’s equity for purchase of Sugar Warehouse noncontrolling interest	—	(212)

Change from net income attributable to JEI and purchase of the noncontrolling interest	$3,513	$6,334

For the three months ended September 30, 2010 and 2009, there is no impact to equity due to the change in ownership interest in Sugar Warehouse discussed above other than net income attributable to JEI.

Acquisition of Flats Development, Inc.

As discussed in Notes 1 and 6 above, on August 16, 2010, we acquired Flats for $2,800. The acquisition of Flats and its related business was accounted for as a combination of entities under common control. Therefore, the acquisition has been recorded at our related party’s historical cost bases in the assets and liabilities transferred. Accordingly, the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted to include the operations of the parking lot business from January 1, 2009 to include the operations of the business as though the transaction had occurred at January 1, 2009. A distribution of $2,800 was recorded on the acquisition date, and the net assets of the entity acquired have been retroactively accounted for in our financial statements.

If casino gaming were to become legalized in Ohio within seven years from the purchase date and a for-profit casino is licensed on the Nautica Properties, the purchase price of Flats could increase based on independent appraisals of the land and improvement values. Any additional purchase price shall be equal to the fair market value of the property at the time that a license is issued to JEI in the State of Ohio for a for-profit casino less the purchase price previously paid. The fair market value shall be determined based upon the average of three independent appraisals prepared at that time. There is no maximum additional purchase price. We will continue to evaluate the fair value of this additional contingent purchase price at each balance sheet date throughout the term of the agreement. If applicable, any additional purchase price would be accounted for consistently with the original acquisition accounting. At September 30, 2010, the fair value of the Flats contingent purchase price was immaterial to the financial position of JEI but could have a material impact in the future if and when gaming becomes legalized in Ohio and a casino license is granted for this site.

The following table summarizes the net assets acquired and liabilities assumed as of August 16, 2010, for the Flats acquisition:

Flats
Property and equipment, net	$1,652
Current liabilities assumed	15

Net assets acquired	$1,637

Acquisition of Land and Land Options along the Gulf Coast of Mississippi

During 2008, we completed several land purchase transactions with owners of real estate along the Gulf Coast of Mississippi, resulting in total purchases of $3,047, including acquisition costs of $246. During January 2009, we completed one additional land purchase transaction at a total purchase price of $307.

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(DOLLARS IN THOUSANDS)

During September 2008, we entered into two land purchase options totaling $160. During the second quarter of 2009, these two land purchase options were extended to July 1, 2010 for $200. These option agreements expired unexercised in June 2010. During November 2008, we entered into a third land purchase option totaling $100, which expired unexercised in May 2009.

We continue to evaluate the feasibility of developing and constructing a mixed use project which may include a licensed gaming establishment, a hotel, restaurant, condominiums, retail development and parking facilities. Our application filed with Hancock County, Mississippi, to rezone the property to waterfront district, as part of our plan to build a casino resort and hotel, was approved by the Planning Commission but denied by the Hancock County Board of Supervisors by a vote of 3 to 2 in April 2009. However, we continue to evaluate rezoning of the property, including the potential to file an amended application with Hancock County. The project is subject to all necessary approvals from the Mississippi Gaming Commission and the necessary financing.

8. LONG-TERM DEBT

On June 16, 2006, we issued senior unsecured notes in the amount of $210,000 bearing interest at 9 3/4% due June 15, 2014 with interest only payments due each June 15 and December 15. We also have a $100,000 senior secured credit facility consisting of: (i) a $40,000 revolving credit facility; (ii) a $40,000 six-year term loan facility due June 2012; and (iii) a $20,000 six-year delayed draw term loan due June 2012. Borrowings under our senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined, and (2) the federal funds rate plus  1/2 of 1% or (b) a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs. At September 30, 2010, the blended interest rate on our senior secured credit facility was approximately 3.31%. As of September 30, 2010, $31,500 was available on the revolving credit facility.

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

As a result of the Amendment, our interest rate increased by 0.25% on the drawn Class B Revolving Loans balance and by 0.50% on the drawn Class A Revolving Loans balance, and our interest rate on the Tranche B Term Loan and Delayed Draw Tranche B Term Loan (aggregating $57,500 at September 30, 2010) increased from 2.75% above LIBOR to 3.00% above LIBOR. The total cost of the Amendment, including the bank consent fees, the fees to the joint

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(DOLLARS IN THOUSANDS)

lead arrangers, legal, accounting and other costs was $1,982. Of these costs, $1,500 will be amortized to interest expense over the remaining life of the credit facility which is approximately two years and the remainder was expensed as incurred. At September 30, 2010, we were in compliance with our financial covenants.

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

Investment in Equity Securities

We own approximately three percent of the outstanding shares of MTR Gaming Group, Inc. (“MTR”), a publicly-traded gaming company. Our CEO, Jeffrey P. Jacobs, his father, as well as other affiliated entities have also invested in MTR, increasing their combined ownership to 18.5% of the outstanding common shares of MTR, making the group MTR’s largest shareholder. Effective May 6, 2008, our CEO was appointed to the Board of Directors of MTR, and effective October 31, 2008, he was appointed Chairman and three of his nominees were added as Board members. On June 5, 2009, our CEO’s father died and on July 31, 2009, a trust established by our CEO was bequeathed the shares formerly held by his father. As a result, our CEO and his family trusts now control the entire 18.5% interest in MTR. Effective March 12, 2010, our CEO resigned from MTR’s Board of Directors.

The fair value of our investment in MTR is based entirely upon quoted market prices, which is a Level 1 input. As of September 30, 2010 and December 31, 2009, the fair value of our investment in MTR was $1,408 and $1,058, respectively. We have elected the fair value option permitted by FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”), and therefore, we recognize changes in the fair value of our investment in MTR as unrealized gains/losses in earnings based on its quoted market price. We recorded an unrealized gain on the change in the fair value of the investment totaling $90 and $456 for the three months ended September 30, 2010 and 2009, respectively, and $350 and $1,123 for the nine months ended September 30, 2010 and 2009, respectively.

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

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(DOLLARS IN THOUSANDS)

The estimated fair value of our financial instruments is as follows:

	As of September 30, 2010		As of December 31, 2009 (As adjusted, see Note 7)
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Liabilities—Debt and capital lease obligations	$279,896	$265,453	$293,187	$285,264

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

10. ACCRUED EXPENSES

Accrued expenses as of September 30, 2010 and December 31, 2009, include the following:

	September 30, 2010	December 31, 2009 (As adjusted, see Note 7)
Payroll and related	$4,170	$3,887
Gaming taxes payable	3,471	3,213
Interest payable	6,028	941
Property taxes payable	1,604	1,087
Slot club liability	1,310	1,169
Progressive jackpot liability	1,058	1,381
Purses due horsemen	1,101	598
Other	3,451	3,708

	$22,193	$15,984

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On June 16, 2006, we completed a debt refinancing in the form of secured and unsecured indebtedness. The secured portion of our indebtedness, which was with a bank syndicate group, consists of a $100,000 senior secured credit facility consisting of: (i) a $40,000 revolving credit facility; (ii) a $40,000 six-year term loan facility; and (iii) a $20,000 six-year delayed draw term loan. The unsecured portion of our debt is in the form of $210,000 of 9 3/4% unsecured senior notes. The senior secured credit facility and the unsecured senior notes are both guaranteed by our current and future restricted subsidiaries. Each subsidiary guarantor is 100% owned by the parent company, all guarantees are full and unconditional and joint and several, and all subsidiaries of JEI guarantee the securities.

The following information sets forth our Unaudited Condensed Consolidating Balance Sheets as of September 30, 2010 and December 31, 2009, the Unaudited Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2010 and 2009, and the Unaudited Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Investments in our subsidiaries are accounted for on the equity method. Accordingly, entries necessary to consolidate the Parent Company Issuer and our Subsidiary Guarantors are reflected in the eliminations column.

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(DOLLARS IN THOUSANDS)

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF SEPTEMBER 30, 2010

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$1,572	$36,208		$37,780
Property, plant and equipment, net	962	236,525		237,487
Net investment in and advances to subsidiaries	99,215		$(99,215)	—
Other long-term assets	4,530	58,043		62,573

Total assets	$106,279	$330,776	$(99,215)	$337,840

LIABILITIES AND EQUITY
Current liabilities	$6,607	$28,450		$35,057
Long-term debt	272,400	3,194		275,594
Long-term debt (receivable from) payable to affiliate	(198,832)	198,832		—
Other long-term liabilities	2	1,085		1,087
Stockholder’s equity	26,102	99,215	$(99,215)	26,102

Total liabilities and equity	$106,279	$330,776	$(99,215)	$337,840

AS OF DECEMBER 31, 2009

(As adjusted, see Note 7)

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$644	$34,587		$35,231
Property, plant and equipment, net	1,404	242,903		244,307
Net investment in and advances to subsidiaries	110,238		$(110,238)	—
Other long-term assets	3,655	60,347		64,002

Total assets	$115,941	$337,837	$(110,238)	$343,540

LIABILITIES AND EQUITY
Current liabilities	$3,023	$22,914		$25,937
Long-term debt	286,569	4,501		291,070
Long-term debt (receivable from) payable to affiliate	(199,182)	199,182		—
Other long-term liabilities	9	1,002		1,011
Stockholder’s equity	25,522	110,238	$(110,238)	25,522

Total liabilities and equity	$115,941	$337,837	$(110,238)	$343,540

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(DOLLARS IN THOUSANDS)

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$83,566		$83,566
Costs and expenses	$(2,140)	(74,611)		(76,751)
Interest expense, net	(1,363)	(5,134)		(6,497)
Equity in earnings of subsidiaries	3,821		$(3,821)	—

Net income	$318	$3,821	$(3,821)	$318

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

(As adjusted, see Note 7)

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$82,451	$(13)	$82,438
Costs and expenses	$(2,667)	(72,484)	13	(75,138)
Interest expense, net	(1,307)	(5,004)		(6,311)
Equity in earnings of subsidiaries	4,963		(4,963)	—

Net income	$989	$4,963	$(4,963)	$989

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$250,882	$(25)	$250,857
Costs and expenses	$(7,484)	(220,634)	25	(228,093)
Interest expense, net	(4,031)	(15,220)		(19,251)
Equity in earnings of subsidiaries	15,028		$(15,028)	—

Net income	$3,513	$15,028	$(15,028)	$3,513

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(As adjusted, see Note 7)

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$238,443	$(163)	$238,280
Costs and expenses	$(6,669)	(206,304)	163	(212,810)
Interest expense, net	(3,920)	(15,004)		(18,924)
Equity in earnings of subsidiaries	17,135		(17,135)	—

Net income	$6,546	$17,135	$(17,135)	$6,546

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(DOLLARS IN THOUSANDS)

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$21,244	$6,143	$	$27,387

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(137)	(8,403)		(8,540)
Proceeds from sale of equipment		163		163
Purchases of device rights		(74)		(74)

Net cash used in investing activities	(137)	(8,314)		(8,451)

FINANCING ACTIVITIES:
Payments to obtain financing	(1,500)			(1,500)
Proceeds from revolving line of credit	14,000			14,000
Payments on long-term debt	(305)	(1,337)		(1,642)
Payments on revolving line of credit	(24,500)			(24,500)
Net advances to/from subsidiaries	(4,140)	4,140		—
Distributions to stockholder	(3,800)			(3,800)

Net cash (used in) provided by financing activities	(20,245)	2,803		(17,442)

Net Increase in Cash and Cash Equivalents	862	632		1,494
Cash and Cash Equivalents — Beginning of Period	191	24,014		24,205

Cash and Cash Equivalents — End of Period	$1,053	$24,646	$	$25,699

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(As adjusted, see Note 7)

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$12,929	$11,582	$	$24,511

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(89)	(12,932)		(13,021)
Proceeds from sale of equipment		329		329
Purchases of device rights		(965)		(965)
Acquisition of noncontrolling interest	(212)			(212)

Net cash used in investing activities	(301)	(13,568)		(13,869)

FINANCING ACTIVITIES:
Payments to obtain financing	(555)			(555)
Proceeds from revolving line of credit	18,713			18,713
Payments on long-term debt	(304)	(576)		(880)
Payments on revolving line of credit	(21,750)			(21,750)
Net advances to/from subsidiaries	(5,352)	5,352		—
Distributions to stockholder	(3,238)			(3,238)

Net cash (used in) provided by financing activities	(12,486)	4,776		(7,710)

Net Increase in Cash and Cash Equivalents	142	2,790		2,932
Cash and Cash Equivalents — Beginning of Period	487	21,394		21,881

Cash and Cash Equivalents — End of Period	$629	$24,184	$	$24,813

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section discusses the results of our operations for the three and nine months ended September 30, 2010 and 2009. We recommend reading the following discussions and analyses in conjunction with our unaudited condensed consolidated financial statements, including the notes and other financial information contained in this Form 10-Q, as well as our audited consolidated financial statements as of December 31, 2009, included in our Form 10-K report filed with the Securities and Exchange Commission (“10-K Report”). Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties. In this regard, see the section “Risk Factors” in Item 1A of our 10-K Report.

The historical information should not necessarily be taken as a reliable indicator of our future performance.

TABLE OF CONTENTS:

1.	Significant transactions occurring during 2010	23
2.	Overview and discussion of our operations	24
3.	Comparison of our results of operations for the three months ended September 30, 2010 to the three months ended September 30, 2009	26
4.	Comparison of our results of operations for the nine months ended September 30, 2010 to the nine months ended September 30, 2009	28
5.	Segment information	30
6.	Liquidity and capital resources	34
7.	Critical accounting policies and estimates	36

1. Significant transactions occurring during 2010

Amendment to Credit Agreement

On March 31, 2010, we entered into an Amendment and Restatement Agreement (the “Amendment”) to our credit agreement. Generally, the Amendment, among other things, adjusted our bank financial covenants, allowed for the exclusion of certain items from EBITDA for purposes of calculating our revised financial covenants, and other minor amendments. Additionally, all but $3.0 million of our revolving senior credit facility aggregating $40.0 million due June 2011 (“Class B Revolving Loans”) was extended to June 2012 (“Class A Revolving Loans”). We have the ability to raise an additional $3.0 million to fully replace the revolver capacity should we so choose.

As a result of the Amendment, our interest rate increased by 0.25% on the drawn Class B Revolving Loans balance and by 0.50% on the drawn Class A Revolving Loans balance, and our interest rate on the Tranche B Term Loan and Delayed Draw Tranche B Term Loan (aggregating $57.5 million at September 30, 2010) increased from 2.75% above LIBOR to 3.00% above LIBOR. The total cost of the Amendment, including the bank consent fees, the fees to the joint lead arrangers, legal, accounting and other costs was approximately $2.0 million. Of these costs, $1.5 million will be amortized to interest expense over the remaining life of the credit facility which is approximately 2 years and the remainder was expensed as incurred. At September 30, 2010, we were in compliance with our financial covenants.

Nautica Properties

In July 2010, we amended three of the option agreements and extended the option period to July 11, 2012 giving us the right to purchase or enter into long-term leases on these remaining three parcels. Additionally, on July 7, 2010, we exercised the option and entered into a purchase agreement with Flats Development, Inc. (“Flats”) to acquire a certain parcel of land and its related business for $2.8 million. Closing of the transaction occurred on August 16, 2010. Flats was controlled by the mother and sister of our Chief Executive Officer (“CEO”), and is therefore deemed to be an entity under common control. Therefore, the acquisition of Flats and its related business was accounted for as a combination of entities under common control. The acquisition has been recorded at the historical cost bases in the assets and liabilities transferred. Accordingly, the unaudited condensed consolidated financial statements and the accompanying management’s discussion and analysis of financial condition and results of operations presented in this Form 10-Q have been retroactively adjusted to include the operations of Flats from January 1, 2009. See Note 7 of the unaudited condensed consolidated financial statements. Our CEO owns varying interests in the three remaining Nautica Property parcels.

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

When we analyze and manage our segments, we focus on several measurements that we believe provide us with the necessary ratios and key performance indicators for us to determine how we are performing versus our competition and against our own internal goals and budgets. We confer monthly and discuss and analyze significant variances in an effort to identify trends and changes in our business. We focus on EBITDA (earnings before interest, income taxes, depreciation and amortization) as one of the primary measurements of reviewing and analyzing the operating results of each segment. While we recognize that EBITDA is not a generally accepted accounting principle (i.e. it is a non-GAAP financial measure), we nonetheless believe it is useful because it allows holders of our debt and management to evaluate and compare operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Additionally, most financial analysts following the gaming industry utilize EBITDA as a financial measurement, and when our debt holders (both secured and unsecured) inquire and discuss our operational performance with us, they consistently inquire about our EBITDA performance levels versus the prior year as well as our EBITDA margins versus our competitors. Finally, EBITDA is a key component of certain financial covenants contained in our debt agreements, among other things, and as such it is a critical ingredient that we must watch in order to ensure compliance with our bank credit agreement and our note indenture covenants, measure our historical operating performance, and determine our ability to achieve future growth and/or financing.

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

Colorado

Our Colorado operations consist of The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Casino (“Gilpin”), both of which are located in Black Hawk, Colorado. The competitive aspects of the market in Black Hawk continue to be a significant factor in our operations. At September 30, 2010, there were approximately 8,750 slot machines in the city of Black Hawk. We had 1,377 slot machines in this market (978 at The Lodge and 399 at the Gilpin), which represented approximately 16% of the total slot machines in Black Hawk. Additionally, there were 186 table games in the city of Black Hawk. We had 41 table games in this market (35 at The Lodge and 6 at the Gilpin), which represented approximately 22% of the total table games in Black Hawk. On March 15, 2010, we closed the Gilpin poker room.

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

Louisiana

The Louisiana truck plaza video gaming facilities consist of 18 truck plazas located in Louisiana and a share in the gaming revenues of an additional truck plaza. Each truck plaza features a convenience store, fueling operations, a restaurant and up to 50 video gaming devices in the casino depending on the level of fuel sales and available space. At September 30, 2010, our truck plaza video gaming facilities had a combined total of 944 video gaming devices.

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

On April 28, 2010, we opened a satellite wagering facility in Henrico County, Virginia, and on August 27, 2010, we opened a satellite wagering facility in Richmond, Virginia. As of September 30, 2010, we operate ten satellite wagering facilities in Virginia.

3. Comparison of our results of operations for the three months ended September 30, 2010 to the three months ended September 30, 2009.

The following table summarizes our consolidated results of operations for the three months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,
	2010	2009 (As adjusted, see Note 7 of Financial Statements)	$ Change	% Variance
REVENUES
Gaming:
Casino	$35,793	$38,732	$(2,939)	-7.59%
Truck stop	14,787	14,733	54	0.37%
Pari-mutuel	7,045	8,169	(1,124)	-13.76%
Food and beverage	7,410	8,148	(738)	-9.06%
Convenience store – fuel	21,636	16,231	5,405	33.30%
Other	5,788	5,878	(90)	-1.53%
Less: Promotional allowances	(8,893)	(9,453)	560	-5.92%

Net revenues	83,566	82,438	1,128	1.37%

COSTS AND EXPENSES
Gaming:
Casino	12,531	13,208	(677)	-5.13%
Truck stop	9,255	9,433	(178)	-1.89%
Pari-mutuel	5,783	7,016	(1,233)	-17.57%
Food and beverage	3,563	3,692	(129)	-3.49%
Convenience store – fuel	20,291	15,196	5,095	33.53%
Other	4,120	3,871	249	6.43%
Marketing, general and administrative	15,975	17,785	(1,810)	-10.18%
Unrealized gain on change in fair value of investment in equity securities	(90)	(456)	366	-80.26%
Depreciation and amortization	5,323	5,393	(70)	-1.30%

Total costs and expenses	76,751	75,138	1,613	2.15%

OPERATING INCOME	6,815	7,300	(485)	-6.64%
Interest expense, net	(6,497)	(6,311)	(186)	2.95%

NET INCOME	$318	$989	$(671)	-67.85%

All comparisons below begin with the third quarter 2010 results followed by the third quarter 2009 results.

Casino revenues decreased $2.9 million or 8% to $35.8 million from $38.7 million. The decrease in casino revenues is due to decreases at The Lodge of $1.1 million or 5%, the Gilpin of $0.9 million or 15%, Gold Dust West-Reno of $0.7 million or 15%, and Gold Dust West-Elko of $0.2 million or 7%. On July 2, 2009, Amendment 50 became effective in Colorado resulting in very strong results for the third quarter of 2009 which were not repeated in the third quarter of 2010. At The Lodge and Gilpin, we experienced a decrease in slot coin-in compared to the prior year, combined with a decrease in player banked poker revenues. Overall, the City of Black Hawk casino win decreased by 2% during the third quarter of 2010 compared to the same period of 2009. Gold Dust West-Reno continues to be negatively impacted by continued market declines.

Truck stop gaming revenues increased less than $0.1 million to $14.8 million from $14.7 million and is consistent with the statewide truck stop video gaming revenue increase for the third quarter of 2010 compared to the same period of 2009.

Pari-mutuel revenues decreased $1.1 million or 14% to $7.0 million from $8.1 million. The decrease in revenues is attributable to a $0.9 million decrease in wagering revenues at the racetrack and off track wagering facilities primarily due to a decrease in overall attendance compared to the prior year, combined with a $0.2 million decrease in account wagering revenues resulting from revised profit sharing agreements with the horsemen’s groups.

Food and beverage revenues decreased $0.7 million or 9% to $7.4 million from $8.1 million. This decrease is attributable to decreases of $0.4 million at the truck stops, $0.1 million at Gilpin, and $0.2 million at Colonial due to the lower level of gaming activity.

Convenience store-fuel revenues increased $5.4 million or 33% to $21.6 million from $16.2 million. This resulted from the average selling price of fuel increasing to $2.64 per gallon in 2010 from $2.42 per gallon in 2009, combined with a 22% increase in volume. In December 2009, JEI entered into a fuel supply agreement with CITGO Petroleum Corporation. To help JEI reach the fuel sale volume necessary to qualify for the reduced pricing structure under the CITGO contract, JEI entered into agreements with affiliates to provide fuel at cost for their fuel operations. The increase in fuel sales volume for this period was primarily due to the new affiliate agreements. The increase in fuel sales associated with the new affiliate agreements was $2.0 million during the third quarter of 2010.

Other revenues decreased $0.1 million or 2% to $5.8 million from $5.9 million and were primarily attributable to a decrease at Colonial.

Promotional allowances decreased $0.6 million or 6% to $8.9 million from $9.5 million, and is primarily attributable to a decrease in promotional allowances of $0.6 million at Gold Dust West-Reno, $0.2 million at the Gilpin and $0.1 million at Gold Dust West-Elko, somewhat offset by an increase of $0.3 million at The Lodge.

Casino expenses decreased $0.7 million or 5% to $12.5 million from $13.2 million. This decrease in casino expenses is primarily the result of decreases of $0.2 million at The Lodge and $0.5 million at the Gilpin. These decreases at our Colorado properties were primarily due to a reduction in labor combined with decreased gaming taxes resulting from a decrease in casino revenues.

Truck stop gaming expenses decreased $0.2 million or 2% to $9.2 million from $9.4 million and is primarily due to a reduction in labor expenses.

Pari-mutuel costs and expenses decreased $1.2 million or 18% to $5.8 million from $7.0 million. The decrease is attributable to a $0.8 million decrease in direct costs resulting from decreased pari-mutuel revenues combined with a $0.4 million decrease in account wagering costs due to revised profit sharing agreements with horsemen’s groups.

Food and beverage costs and expenses decreased $0.1 million or 3% to $3.6 million from $3.7 million, and is due to decreases of $0.2 million at the truck stops and $0.1 million at Colonial, somewhat offset by increases of $0.1 million at The Lodge and $0.1 million at the Nevada casinos combined.

Convenience store-fuel expenses increased $5.1 million or 34% to $20.3 million from $15.2 million. The increase was primarily due to an increase in the average cost of fuel to $2.48 per gallon in 2010 from $2.26 per gallon in 2009, combined with an increase in volume as discussed in convenience store-fuel revenues above. The increase in fuel costs associated with the new affiliate agreements was $2.0 million during the third quarter of 2010.

Other costs and expenses increased $0.2 million or 6% to $4.1 million from $3.9 million, and were primarily attributable to a $0.3 million increase in convenience store expenses at the truck stops, somewhat offset by with a $0.1 million decrease in hotel expenses at The Lodge.

Marketing, general and administrative expenses decreased $1.8 million or 10% to $16.0 million from $17.8 million. This decrease is primarily the result of decreased player promotions at The Lodge of $0.4 million, the Gilpin of $0.1 million, Gold Dust West-Reno of $0.1 million, and Gold Dust West-Elko of $0.1 million. Furthermore, the truck stops decreased by $0.1 million and Colonial’s expenses decreased by $0.2 million primarily due to labor costs. Corporate and other expenses decreased by $0.8 million primarily due to reductions of $0.3 million in professional accounting fees, $0.3 million for political contributions, $0.2 million for legal and license fees.

We account for our investment in MTR Gaming Group, Inc. (“MTR”) as an equity security, in accordance with the fair value option permitted by FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”). An increase in the stock price during the third quarter of 2010 resulted in an unrealized gain on the change in fair value of investment in equity securities totaling $0.1 million compared to an unrealized gain totaling $0.5 million during the third quarter of 2009.

Depreciation and amortization expense decreased less than $0.1 million to $5.3 million.

Net interest expense increased $0.2 million or 3% to $6.5 million from $6.3 million. The increase is attributable to higher effective interest rates on our variable rate bank debt, somewhat offset by a decrease in debt outstanding during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

4. Comparison of our results of operations for the nine months ended September 30, 2010 to the nine months ended September 30, 2009.

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Nine Months Ended September 30,
	2010	2009 (As adjusted, see Note 7 of Financial Statements)	$ Change	% Variance
REVENUES
Gaming:
Casino	$106,298	$106,353	$(55)	-0.05%
Truck stop	45,951	48,186	(2,235)	-4.64%
Pari-mutuel	21,674	25,652	(3,978)	-15.51%
Food and beverage	21,940	22,781	(841)	-3.69%
Convenience store – fuel	65,383	44,144	21,239	48.11%
Other	16,295	17,498	(1,203)	-6.88%
Less: Promotional allowances	(26,684)	(26,334)	(350)	1.33%

Net revenues	250,857	238,280	12,577	5.28%

COSTS AND EXPENSES
Gaming:
Casino	36,940	35,487	1,453	4.09%
Truck stop	27,943	29,196	(1,253)	-4.29%
Pari-mutuel	16,934	20,486	(3,552)	-17.34%
Food and beverage	10,363	10,344	19	0.18%
Convenience store – fuel	61,460	41,250	20,210	48.99%
Other	11,540	12,487	(947)	-7.58%
Marketing, general and administrative	47,308	48,753	(1,445)	-2.96%
Unrealized gain on change in fair value of investment in equity securities	(350)	(1,123)	773	-68.83%
Depreciation and amortization	15,955	15,930	25	0.16%

Total costs and expenses	228,093	212,810	15,283	7.18%

OPERATING INCOME	22,764	25,470	(2,706)	-10.62%
Interest expense, net	(19,251)	(18,924)	(327)	1.73%

NET INCOME	$3,513	$6,546	$(3,033)	-46.33%

All comparisons below begin with the year-to-date 2010 results followed by the year-to-date 2009 results.

Casino revenues decreased less than $0.1 million to $106.3 million from $106.4 million. The decrease in casino revenues is due to decreases at the Gilpin of $0.6 million or 4%, Gold Dust West-Reno of $1.9 million or 13% and Gold Dust West-Elko of $0.3 million or 3%, offset by an increase at The Lodge of $2.7 million or 4%. Revenues at The Lodge increased primarily due to Amendment 50 becoming effective July 2, 2009. Amendment 50 seems to be benefiting the larger casino properties in Black Hawk. Overall, the City of Black Hawk casino win increased 7% during the first nine months of 2010 compared to the same period of 2009. Gold Dust West-Reno continues to be negatively impacted by continued market declines.

Truck stop video poker gaming revenues decreased $2.2 million or 5% to $46.0 million from $48.2 million. The decrease in revenues was experienced at nearly all of our truck stop locations and is consistent with the statewide truck stop video gaming revenue decline of 4% resulting from the continued general economic conditions, including higher unemployment and decreased disposable income, for the first nine months of 2010 compared to the same period of 2009.

Pari-mutuel revenues decreased $4.0 million or 16% to $21.7 million from $25.7 million. The decrease in revenues is attributable to a $3.3 million decrease in wagering revenues at the racetrack and off track wagering facilities primarily due to an overall decrease in attendance in 2010 compared to 2009, combined with a $0.6 million decrease in account wagering revenues primarily due to a decrease in commission revenue resulting from revised profit sharing agreements with horsemen’s groups as compared to the prior year.

Food and beverage revenues decreased $0.8 million or 4% to $21.9 million from $22.8 million. This decrease is primarily attributable to decreases of $1.2 million at the truck stop facilities and $0.4 million at Colonial which correspond to the decrease in gaming revenues, somewhat offset by increases of $0.5 million at The Lodge, $0.1 million at Gold Dust West-Reno, $0.1 million at Gold Dust West-Carson City and $0.1 million at Gold Dust West-Elko.

Convenience store-fuel revenues increased $21.2 million or 48% to $65.4 million from $44.1 million. The increase was primarily due to an increase in the average selling price of fuel to $2.67 per gallon in 2010 from $2.17 per gallon in 2009, combined with a 21% increase in volume. In December 2009, JEI entered into a fuel supply agreement with CITGO Petroleum Corporation. To help JEI reach the fuel sale volume necessary to qualify for the reduced pricing structure under the CITGO contract, JEI entered into agreements with affiliates to provide fuel at cost for their fuel operations. The increase in fuel sales volume for this period was primarily due to the new affiliate agreements. The increase in fuel sales associated with the new affiliate agreements was $6.5 million in 2010.

Other revenues decreased $1.2 million or 7% to $16.3 million from $17.5 million and were primarily attributable to a $1.4 million decrease in convenience store revenues at the truck stops and receipt of $0.3 million in 2009 of insurance proceeds in excess of hurricane losses incurred during late 2008 at our truck stops, somewhat offset by a one-time oil and gas royalty received in April 2010 totaling $0.5 million and an increase in hotel revenues totaling $0.2 million at The Lodge. Additionally, other revenues at Colonial, Lot D and Sugar Warehouse decreased by a combined $0.2 million.

Promotional allowances increased $0.4 million or 1% to $26.7 million from $26.3 million. Promotional allowances increased by $2.0 million at The Lodge, $0.1 million at Gold Dust West-Carson City and $0.2 million at the truck stops, somewhat offset by decreases of $1.5 million at Gold Dust West-Reno, $0.2 million at the Gilpin and $0.2 million at Gold Dust West-Elko.

Casino expenses increased $1.5 million or 4% to $36.9 million from $35.5 million. Increases of $1.8 million at The Lodge and $0.1 million at Gold Dust West-Carson City were somewhat offset by decreases of $0.1 million at the Gilpin, $0.1 million at Gold Dust West-Reno and $0.2 million at Gold Dust West-Elko. The increase at The Lodge was primarily due to additional staffing for the table games and extended hours.

Truck stop gaming expenses decreased $1.3 million or 4% to $27.9 million from $29.2 million and is primarily due to direct costs associated with decreased truck stop video poker gaming revenues.

Pari-mutuel costs and expenses decreased $3.6 million or 17% to $16.9 million from $20.5 million. The decrease is attributable to a $2.4 million decrease in direct costs resulting from decreased pari-mutuel revenues primarily as a result of an overall decrease in attendance as compared to the prior year, combined with a $1.2 million decrease in costs associated with account wagering resulting from revised profit sharing agreements with horsemen’s groups.

Food and beverage costs and expenses were flat at $10.4 million. Increases of $0.4 million at The Lodge, $0.1 million at the Gilpin, $0.1 million at Gold Dust West-Reno, $0.3 million at Gold Dust West-Carson City and $0.2 million at Gold Dust West-Elko, were offset by decreases of $0.9 million at the truck stops and $0.2 million at Colonial.

Convenience store-fuel expenses increased $20.2 million or 49% to $61.5 million from $41.3 million. The increase was primarily due to an increase in the average cost of fuel to $2.52 per gallon in 2010 from $2.03 per gallon in 2009, combined with an increase in volume as discussed in convenience store-fuel revenues above. In January 2010, we also collected $0.3 million in accounts receivable that had been fully reserved in December 2008. The increase in fuel costs associated with the new affiliate agreements was $6.5 million in 2010.

Other costs and expenses decreased $0.9 million or 8% to $11.5 million from $12.5 million, and were attributable to a $0.8 million decrease in convenience store expenses at the truck stops which correlates to the decrease in convenience store revenues combined with a $0.1 million decrease in hotel expenses at The Lodge.

Marketing, general and administrative expenses decreased $1.4 million or 3% to $47.3 million from $48.7 million. This decrease is primarily the result of decreases of $0.2 million at The Lodge, $0.2 million at Gold Dust West-Reno, $0.2 million at Gold Dust West-Carson City, $0.1 million at Gold Dust West-Elko, $0.5 million at Colonial and $0.4 million at the truck stops. These decreases are somewhat offset by a net increase of $0.2 million at corporate comprised of the following: (a) $0.5 million of costs incurred during 2010 related to the amendment to our credit agreement; combined with increases of (b) $0.2 million for corporate payroll; and (c) $0.2 million for travel expenses at corporate; offset by decreases of (d) $0.2 million in legal expenses; (e) $0.3 million in professional accounting fees; (f) $0.1 million for political contributions and (g) $0.1 million for other corporate expenses.

We account for our investment in MTR as an equity security, in accordance with the fair value option permitted by ASC Topic 825. An increase in the stock price during the first nine months of 2010 resulted in an unrealized gain on the change in fair value of investment in equity securities totaling $0.3 million compared to an unrealized gain totaling $1.1 million during the same period of 2009.

Depreciation and amortization expense was flat at approximately $16.0 million.

Net interest expense increased by $0.3 million or 2% to $19.2 million from $18.9 million and is attributable to higher effective interest rates on our variable rate bank debt, somewhat offset by a decrease in debt outstanding for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

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

The following is a summary of the net revenues, costs and expenses and EBITDA, for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009 (As adjusted, see Note 7 of Financial Statements)	2010	2009 (As adjusted, see Note 7 of Financial Statements)
NET REVENUES
Colorado:
The Lodge	$20,629	$22,063	$59,358	$57,778
Gilpin	4,504	5,383	13,801	14,278

Total Colorado	25,133	27,446	73,159	72,056

Nevada:
Gold Dust West-Reno	4,386	4,462	13,309	13,591
Gold Dust West-Carson City	3,351	3,317	9,657	9,686
Gold Dust West-Elko	2,553	2,656	8,085	8,112

Total Nevada	10,290	10,435	31,051	31,389

Louisiana	39,811	34,707	121,645	105,132
Virginia	8,173	9,668	24,579	29,196
Corporate and other	159	182	423	507

Total Net Revenues	83,566	82,438	250,857	238,280

COSTS AND EXPENSES (excluding depreciation and amortization, net interest expense and income taxes)
Colorado:
The Lodge	13,328	13,927	38,631	36,774
Gilpin	3,458	4,006	10,346	10,330

Total Colorado	16,786	17,933	48,977	47,104

Nevada:
Gold Dust West-Reno	3,063	3,146	9,055	9,257
Gold Dust West-Carson City	3,413	3,344	9,785	9,594
Gold Dust West-Elko	2,275	2,339	6,647	6,794

Total Nevada	8,751	8,829	25,487	25,645

Louisiana	35,532	30,671	106,778	89,991
Virginia	8,089	9,647	23,329	27,602
Corporate overhead and other (1)(2)	2,270	2,665	7,567	6,538

Total Costs and Expenses	71,428	69,745	212,138	196,880

EBITDA
Colorado:
The Lodge	7,301	8,136	20,727	21,004
Gilpin	1,046	1,377	3,455	3,948

Total Colorado	8,347	9,513	24,182	24,952

Nevada:
Gold Dust West-Reno	1,323	1,316	4,254	4,334
Gold Dust West-Carson City	(62)	(27)	(128)	92
Gold Dust West-Elko	278	317	1,438	1,318

Total Nevada	1,539	1,606	5,564	5,744

Louisiana	4,279	4,036	14,867	15,141
Virginia	84	21	1,250	1,594
Corporate overhead and other (1)(2)	(2,111)	(2,483)	(7,144)	(6,031)

Total EBITDA	$12,138	$12,693	$38,719	$41,400

See Notes on page 34.

General

See sections 3 and 4 above for comparisons of our results of operations for the three and nine months ended September 30, 2010 to the three months and nine months ended September 30, 2009, which provide explanations regarding the fluctuations in our revenues and costs and expenses by property and segment.

Throughout 2010 and 2009, net revenues at many of our properties continue to be negatively impacted by local and general economic conditions, including higher unemployment and decreased disposable income, somewhat offset by an increase in fuel prices. However, during the nine months ended September 30, 2010, The Lodge benefited from the new games, higher limits and extended hours that began on July 2, 2009. Except for The Lodge, costs and expenses are generally lower due to cost management efforts at all of our properties, combined with a decrease in direct costs associated to the decrease in net revenues. Year-over-year, costs and expenses increased at The Lodge as a result of additional personnel, training and other expenses resulting from the new gaming legislation, combined with increased gaming taxes resulting from increased revenues.

The Lodge

EBITDA at The Lodge decreased $0.8 million or 10% for the three months ended September 30, 2010 compared to the same period of 2009 and decreased $0.3 million or 1% for the nine months ended September 30, 2010 compared to the same period of 2009. Revenues for the third quarter of 2009 were higher than typical due to the impact of Amendment 50 resulting in a negative variance for the quarter; however, the revenues for the nine months ended September 30, 2010 were positively impacted by Amendment 50. Labor costs, gaming taxes and other expenses were consistent with the change in revenues.

Gilpin

EBITDA at the Gilpin decreased $0.3 million or 24% for the three months ended September 30, 2010 compared to the same period of 2009 and decreased $0.5 million or 12% for the nine months ended September 30, 2010 compared to the same period of 2009. Year-to-date, table games revenues increased primarily due to the new gaming legislation, offset by a decrease in player banked poker due to the March 2010 closure of the poker room at the Gilpin combined with a decrease in slots and other revenues due to the general economic conditions discussed in the “General” section above.

Gold Dust West-Reno

EBITDA at Gold Dust West-Reno was flat at $1.3 million for the three months ended September 30, 2010 compared to the same period of 2009 but decreased $0.1 million or 2% for the nine months ended September 30, 2010 compared to the same period of 2009. For both the three and nine months ended September 30, 2010 compared to the same periods in 2009, we experienced a decrease in slot revenues resulting from the local and general economic conditions discussed in the “General” section above, substantially offset by a decrease in promotional allowances.

Gold Dust West-Carson City

EBITDA at Gold Dust West-Carson City decreased less than $0.1 million for the three months ended September 30, 2010 compared to the same period of 2009 and $0.2 million for the nine months ended September 30, 2010 compared to the same period of 2009. On April 1, 2010, we opened a new restaurant resulting in additional labor, food and beverage and other start-up costs.

Gold Dust West-Elko

EBITDA at Gold Dust West-Elko decreased less than $0.1 million or 12% for the three months ended September 30, 2010 compared to the same period of 2009 but increased $0.1 million or 9% for the nine months ended September 30, 2010 compared to the same period of 2009. Net revenues were down $0.1 million for the third quarter and less than $0.1 million year to date due primarily to lower slot revenues, somewhat offset by a decrease in promotional allowances. Costs were approximately $0.1 million below 2009 for both the three and nine months ended September 30, 2010.

Louisiana

EBITDA at the Louisiana truck stops increased $0.2 million or 6% for the third quarter and decreased $0.3 million or 2% for the nine months ended September 30, 2010 compared to the same period of 2009. Gaming revenues were slightly better in the third quarter of 2010 compared to 2009 but both gaming and non-gaming revenues were below 2009 year-to-date resulting from the general economic conditions discussed in the “General” section above. However, we achieved a slight increase in fuel gross profit per gallon for both the quarter and year-to-date compared to 2009.

Virginia

EBITDA at our pari-mutuel operations in Virginia increased $0.1 million for the three months ended September 30, 2010 compared to the same period of 2009 but decreased $0.3 million or 22% for the nine months ended September 30, 2010 compared to the same period of 2009. The third quarter increase is primarily attributable to a $1.5 million decrease in pari-mutuel and other revenues which were more than offset by a decrease in pari-mutuel operations costs and marketing, general and administrative expenses. The year to date decrease is attributable to an overall decrease in revenues totaling $4.6 million, somewhat offset by decreased pari-mutuel costs combined with decreased management, general and administrative and food and beverage costs and expenses.

Corporate Overhead and Other

The EBITDA loss at corporate decreased by $0.4 million for the three months ended September 30, 2010 but increased by $1.1 million for the nine months ended September 30, 2010 compared to the same periods of 2009 and is primarily due to: (1) year-over-year decreases in the stock price of our investment in MTR, (2) decreased political contributions, professional accounting and legal and license expenses, somewhat offset by $0.5 million incurred during the year 2010 for one-time costs related to the March 31, 2010 amendment to our credit agreement.

Reconciliation of EBITDA to Net Income (Loss)

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure, to our net income (loss), a GAAP financial measure (dollars in thousands):

Three months ended September 30, 2010	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$7,301	$1,245	$1,691	$4,365
Gilpin	1,046	442	471	133

Total Colorado	8,347	1,687	2,162	4,498

Nevada:
Gold Dust West-Reno	1,323	398	655	270
Gold Dust West-Carson City	(62)	573	383	(1,018)
Gold Dust West-Elko	278	632	312	(666)

Total Nevada	1,539	1,603	1,350	(1,414)

Louisiana	4,279	1,234	1,088	1,957
Virginia	84	583	127	(626)
Corporate overhead and other (1)	(2,111)	216	1,770	(4,097)

TOTAL	$12,138	$5,323	$6,497	$318

Three months ended September 30, 2009 (As adjusted, see Note 7 of Financial Statements)	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$8,136	$1,328	$1,693	$5,115
Gilpin	1,377	493	476	408

Total Colorado	9,513	1,821	2,169	5,523

Nevada:
Gold Dust West-Reno	1,316	403	654	259
Gold Dust West-Carson City	(27)	516	384	(927)
Gold Dust West-Elko	317	616	233	(532)

Total Nevada	1,606	1,535	1,271	(1,200)

Louisiana	4,036	1,277	1,011	1,748
Virginia	21	527	145	(651)
Corporate overhead and other (2)	(2,483)	233	1,715	(4,431)

TOTAL	$12,693	$5,393	$6,311	$989

Nine months ended September 30, 2010	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$20,727	$3,782	$5,076	$11,869
Gilpin	3,455	1,328	1,423	704

Total Colorado	24,182	5,110	6,499	12,573

Nevada:
Gold Dust West-Reno	4,254	1,150	1,964	1,140
Gold Dust West-Carson City	(128)	1,684	1,150	(2,962)
Gold Dust West-Elko	1,438	1,881	833	(1,276)

Total Nevada	5,564	4,715	3,947	(3,098)

Louisiana	14,867	3,747	3,161	7,959
Virginia	1,250	1,691	404	(845)
Corporate overhead and other (1)	(7,144)	692	5,240	(13,076)

TOTAL	$38,719	$15,955	$19,251	$3,513

Nine months ended September 30, 2009 (As adjusted, see Note 7 of Financial Statements)	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$21,004	$3,836	$5,090	$12,078
Gilpin	3,948	1,461	1,428	1,059

Total Colorado	24,952	5,297	6,518	13,137

Nevada:
Gold Dust West-Reno	4,334	1,200	1,964	1,170
Gold Dust West-Carson City	92	1,504	1,151	(2,563)
Gold Dust West-Elko	1,318	1,821	701	(1,204)

Total Nevada	5,744	4,525	3,816	(2,597)

Louisiana	15,141	3,827	3,030	8,284
Virginia	1,594	1,586	429	(421)
Corporate overhead and other (2)	(6,031)	695	5,131	(11,857)

TOTAL	$41,400	$15,930	$18,924	$6,546

(1)	Included in corporate overhead and other for the three and nine months ended September 30, 2010 is a $0.1 million gain and $0.3 million gain, respectively, on the change in fair value of investment in equity securities, and costs incurred related to the amendment to our credit agreement totaling $0.5 million for the nine months ended September 30, 2010.
(2)	Included in corporate overhead and other for the three and nine months ended September 30, 2009 is a $0.5 million gain and $1.1 million gain, respectively, on the change in fair value of investment in equity securities, and costs incurred related to Ohio Issue 3 totaling $0.4 million for the three and nine months ended September 30, 2009.

6. Liquidity and capital resources

As of September 30, 2010, we had cash and cash equivalents of $25.7 million compared to $24.2 million in cash and cash equivalents as of December 31, 2009. The increase of $1.5 million is the result of $27.4 million cash provided by operating activities, $8.5 million cash used in investing activities, and $17.4 million cash used in financing activities, which is further discussed below. Our primary sources of liquidity are cash provided by operating activities and external borrowings. Our primary uses of cash are for debt service, capital improvements, development and acquisitions. Cash flows provided by operating activities increased $2.9 million for the nine months ended September 30, 2010 compared to September 30, 2009 primarily due to an increase in accounts payable and other accrued liabilities, somewhat offset by the decrease in operating income after adjusting for non-cash transactions.

Cash used in investing activities during the nine months ended September 30, 2010 and 2009 was the result of property and equipment and device rights additions totaling $8.6 million and $13.7 million, respectively, for ongoing capital investments at our existing properties, offset by $0.1 million and $0.3 million, respectively, of proceeds from the sale of equipment. In addition, cash used in investing activities during the nine months ended September 30, 2009 included $0.3 million for Mississippi land purchase transactions and $0.2 million to acquire the noncontrolling interest of Sugar Warehouse.

The cash provided by or used in our financing activities varies significantly from year to year depending upon the cash provided by operations and investing activities, both of which are discussed above, as well as our cash position. The cash used in financing activities during the nine months ended September 30, 2010 was the result of net repayments on the revolving senior credit facility totaling $10.5 million, payments on long-term debt totaling $1.6 million, payments to obtain financing totaling $1.5 million and distributions to stockholder totaling $3.8 million, including $2.8 million for the purchase of Flats.

As of September 30, 2010, we had $31.5 million available on our $40 million revolving senior credit facility for acquisitions, capital expenditure programs and working capital. As of September 30, 2010, our total debt approximates $279.9 million. Our future liquidity, which includes our ability to make semi-annual interest payments on June 15 and December 15 of each year, depends upon our future operational success. Our failure to pay interest, repay our indebtedness when due, or maintain compliance with our debt covenants would result in an event of default under both our senior credit facility and our note indenture. At September 30, 2010, we were in compliance with our financial covenants.

While our owner has made capital contributions in the past to facilitate our various acquisitions from time to time, we can give no assurance that it will continue to do so in the future. Additionally, as we are a Qualified Subchapter S-Corporation Subsidiary, we may from time to time make distributions to our owner for any taxes due as a result of taxable income generated by us. Furthermore, annual distributions may be made to our owner in an aggregate amount not to exceed the greater of $1 million or 50% of consolidated net income as defined in our credit agreement and indenture.

We believe that our cash flow from operations, cash and cash equivalents and our $40 million senior revolving credit facility discussed above will be adequate to meet our debt service obligations and operational expenditures, as well as our capital expenditure requirements for the next twelve months. During 2010, we anticipate spending approximately $13 million for discretionary capital expenditures. While we believe these sources will provide us sufficient liquidity over the next twelve months, we can give no assurance that these sources of cash will be sufficient to enable us to do so. Further, in addition to our normal capital expenditure requirements, we anticipate that we will pursue the acquisition of other properties and continue to engage in the pursuit of new development opportunities. It is possible that we may need to enter into new financing arrangements and raise additional capital in the future if we are unable to generate sufficient cash to sustain expansion. Our ability to incur additional debt is further restricted by the terms and covenants of our senior secured bank credit facility and senior unsecured notes. We can give no assurance that we will be able to raise any capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, and therefore heighten the related risks we currently face.

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

The following table provides disclosure concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of September 30, 2010.

(In Thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$362,180	$26,780	$104,889	$230,511	$—
Capital lease obligations	7,352	537	948	1,616	4,251
Operating leases (2)	34,985	2,824	4,502	3,984	23,675
Purchase obligations (3)	270,996	65,047	130,093	75,856	—
Other long-term obligations (4)	21,649	2,110	3,509	2,905	13,125

Total contractual cash obligations	$697,162	$97,298	$243,941	$314,872	$41,051

(1)	Long-term debt includes principal and interest owing under the terms of our senior unsecured notes, our senior secured credit facility and the Black Hawk special assessment bonds. Interest on variable rate debt is computed based on rates outstanding at September 30, 2010.
(2)	Operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia, office space in Colorado, Louisiana, Virginia and Florida, and other equipment leases at all locations.
(3)	Purchase obligations include five-year fuel supply agreements for gasoline and diesel fuel. Fuel volumes are specified in the contracts. The purchase price is a variable market-based price. The long-term obligations in this table were derived using the applicable contract prices for gasoline and diesel fuel at September 30, 2010 multiplied by the actual fuel volumes per the contracts.
(4)	Other long-term obligations include a 20-year, $1.25 million per year management agreement with Jacobs Investments Management Co. Inc., an affiliated company, and our obligation to pay $0.90 per operating video poker machine per day to Jalou Device Owner, L.P., the related party owner of the video poker machines in order to maintain the machines used in our truck plaza operations. In addition, Colonial has entered into an agreement with a totalisator company, which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications. The amendment provides for a minimum charge per calendar year of $205,000. Other long-term obligations also include various surveillance and service agreements in Louisiana and at the corporate office.

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

During the third quarter of 2010, we were required, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment, to assess our ability to recover the recorded cost of the Gold Dust West-Carson City long-lived assets. We have prepared a cash flow analysis based on management’s best estimate in an effort to assess the likelihood of recovering the cost of these assets. Based on these projections and the related underlying assumptions as well as our knowledge of the Carson City market, we believe that we will be able to recover the carrying cost of these assets as of September 30, 2010 and no impairment currently exists. However, future events such as actual performance versus projected performance, continued market decline, increased and/or changing competitive forces, or other unforeseen events could change our estimates and cause us to recognize an impairment in the carrying value of the Gold-Dust West-Carson City long-lived assets in future periods. Such an impairment could be material to our financial position and results of operations.

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

Our reporting units with goodwill balances at September 30, 2010 are The Lodge ($4.2 million), Gilpin ($2.5 million), Gold Dust West-Reno ($8.8 million) and Louisiana ($31.0 million). There is no goodwill recorded in our Gold Dust West-Carson City, Gold Dust West-Elko or Virginia reporting units. We performed our most recent annual impairment test for these reporting units as of September 30, 2010. Our annual impairment test included an analysis of the gaming industry overall as well as an analysis of the specific locations in which we operate. We determined the fair values for each of these reporting units using both the market approach (recent comparable transactions from which we derived an applicable valuation multiple) and the income approach (net present value of our anticipated future cash flows). These fair values were then compared to the carrying values for the respective reporting unit. We determined that goodwill was not impaired at any of our reporting units. Furthermore, if the fair value of any of our reporting units declined by 10%, no goodwill impairment would be required.

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

We have issued $210 million of 9 3/4% fixed rate senior unsecured notes due in 2014 and a $100 million variable rate senior secured credit facility consisting of: (i) a $40 million revolving credit facility, of which $3 million is due in 2011 and the remainder is due in 2012, (ii) a $40 million term loan facility due in 2012, and (iii) a $20 million delayed draw term loan due in 2012. As of September 30, 2010, $8.5 million is outstanding on the senior secured revolving credit facility and $57.5 million is outstanding on our senior secured term loan debt, bearing interest at a blended variable rate approximating 3.31% at September 30, 2010. As of September 30, 2010, $31.5 million is available on the revolving credit facility.

If market interest rates increase, our cash requirements for interest on the senior secured credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior secured credit facility balance would also decrease. There would be an approximate change in our cash requirements of $0.2 million annually for interest should market rates increase or decrease by 10% compared to interest rate levels at September 30, 2010.

We currently do not use interest rate swaps or other similar investments to alter interest rate exposure.

JEI owns an investment in the publicly traded equity of MTR Gaming Group, Inc. (“MTR”). Market prices for equity securities are subject to fluctuation. Fluctuation in the market price of such a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, and general market conditions. Consequently, the amount realized on any ultimate sale of this investment may significantly differ from the reported market value as of September 30, 2010.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

There has been no material change in the risk factors disclosed in our Form 10-K report for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 30, 2010.

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

Jacobs Entertainment, Inc.
Registrant

Date: November 12, 2010	By:	/S/ JEFFREY P. JACOBS
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