Form 10-K
period 2010-12-31
JACOBS ENTERTAINMENT INC
filed 2011-03-29
CIK 1173284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (“Act”)

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: No market exists for the common stock of the registrant; as of March 29, 2011 all of its outstanding shares of common stock are held by its parent corporation.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 29, 2011
Class A Common Stock, $0.01 par value	1,320 shares
Class B Common Stock, $0.01 par value	180 shares

DOCUMENTS INCORPORATED BY REFERENCE:

See the exhibit index which appears on page E-1 which is incorporated by reference into Item 15 of Part IV hereof.

JACOBS ENTERTAINMENT, INC.

2010 ANNUAL REPORT ON FORM 10-K

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this report that relate to matters that are not historical facts that we refer to as “forward-looking statements” regarding, among other things, our business strategy, our prospects and our financial results and financial position. These statements may be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “intends,” “may,” “should” or “anticipates” or the negative or other variation of these or similar words, or by discussion of strategy or risks and uncertainties. Forward-looking statements in this report include, among other things, statements concerning:

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

Any forward-looking statement made by us necessarily is based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change. Actual results of our operations may vary materially from any forward-looking statement made by us or on our behalf. Forward-looking statements should not be regarded as representations by us or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. The contingencies and uncertainties to which any forward-looking statement contained herein is subject to include, but are not limited to, the following:

•	Our substantial indebtedness could adversely affect our financial results and prevent us from fulfilling our debt obligations.

•	We will require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors beyond our control.

•	Our indebtedness imposes restrictive covenants on us and our ability to refinance our debt in the foreseeable future may be problematic given the recent and continuing turmoil in the credit markets.

•	We may experience a loss of market share due to intense competition in all venues in which we operate and the possible introduction of slot machines at one or more Colorado racetracks.

•	We face extensive regulation from gaming and other government authorities and the possibility that legislative changes may prohibit or limit our gaming activities.

•	Changes to applicable tax laws could have a material adverse effect on our operations and financial condition.

•	Our operations could continue to be adversely affected due to the adoption of anti-smoking regulations in Colorado and their possible adoption in Nevada and Louisiana.

•	We depend upon the services of our key employees and certain members of our management.

•

The single member of our board of directors and his family trusts indirectly own or control the issued and outstanding shares of Jacobs Entertainment, Inc. and could have interests that conflict with creditors and others.

•	We rely on the maintenance of agreements with horsemen at our horse racing facility in Virginia.

•

Our business relies heavily on certain markets and an economic downturn in these markets as has been experienced in the last three years could have a material adverse effect on our future results of operations.

•	Seasonality and weather conditions have and may in the future adversely affect our results of operations.

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

EBITDA consists of net income or loss plus depreciation and amortization, interest, net of capitalized interest, and income taxes. EBITDA is presented because it is used by our management as a supplemental performance measure to analyze the performance of our business and because it is frequently used by securities analysts, investors and others in their evaluation of companies in our industry, substantially all of whom present EBITDA when reporting their results.

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

Introduction

Jacobs Entertainment, Inc. (“Jacobs Entertainment,” “JEI,” the “Company,” “us,” “our” or “we”) was formed as a Delaware corporation on April 17, 2001. We are a developer, owner and operator of gaming and pari-mutuel wagering facilities throughout the United States, with properties located in Colorado, Nevada, Louisiana and Virginia. As of March 29, 2011, we own and operate five land-based casinos, 20 video gaming truck plazas (six of which are leased) and a horse racing track with ten satellite wagering facilities (five of which are leased). In addition, we are party to an agreement that entitles us to a portion of the gaming revenue from an additional truck plaza video gaming facility.

All of our gaming facilities target local customers and emphasize revenues from slot machine play or video gaming, or both. For the year ended December 31, 2010, our net revenues and EBITDA were approximately $329.9 million and $50.0 million, respectively. See Note 14 to our consolidated financial statements for information concerning the operational performance of the segments of our business.

The following table sets forth certain information and property level EBITDA (excluding corporate overhead) of our properties:

			As of December 31, 2010				Year Ended December 31, 2010
Property	Location	Facility Type	Approximate Gaming Square Footage	Gaming Machines	Table Games	Hotel Rooms	Property Level EBITDA (1)
							(in thousands)
The Lodge Casino	Black Hawk, Colorado	Land-based casino	28,000	970	35	50	$26,858
Gilpin Casino	Black Hawk, Colorado	Land-based casino	11,000	398	6	0	4,363
Gold Dust West- Reno	Reno, Nevada	Land-based casino	17,500	475	0	27	5,514
Gold Dust West - Carson City	Carson City, Nevada	Land-based casino	12,000	397	6	146	(278)
Gold Dust West- Elko	Elko, Nevada	Land-based casino	13,000	342	6	0	1,883
Louisiana Truck Plazas (2)	Louisiana (19 various locations)	Video gaming	12,000	944	0	0	19,255
Colonial Downs Racetrack and satellite wagering facilities	Virginia (11 various locations)	Horse racing and pari-mutuel wagering	N/A	N/A	N/A	N/A	1,483

Total			93,500	3,526	53	223	$59,078

(1)	Property Level EBITDA excludes corporate overhead expense of $9.1 million.
(2)	Two additional video gaming truck plazas were acquired on January 31, 2011.

The following is a reconciliation of our property level EBITDA to our net income (in thousands):

Year Ended December 31, 2010
Total Property Level EBITDA	$59,078
Corporate overhead	(9,058)

Total EBITDA	50,020
Depreciation and amortization	(21,331)
Interest expense, net	(25,556)

Net Income	$3,133

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

Black Hawk, Colorado was one of the fastest growing gaming markets in the country, having experienced a 26.3% compound annual growth in gaming revenue from 1998 through 2000. Revenues in 2001 through 2003 stabilized at approximately $500 million annually and rose to $524 million in 2004, $535 million in 2005, $554 million in 2006, and $581 million in 2007. However, in 2008, revenues fell to $509 million due to a statewide smoking ban and a nationwide economic recession, combined with a pronounced slowdown in the gaming industry. In 2009 and 2010, revenues rose to $530 million and $559 million, respectively, primarily due to the new gaming regulations allowed under Colorado Amendment 50 which became effective on July 2, 2009.

We may acquire or develop additional gaming properties in different jurisdictions catering to local gaming patrons in the future, further expanding our geographic diversity.

In November 2003 and 2004, referendums were passed in four localities in Virginia that allowed us to expand our off-track wagering facilities and we currently operate ten. Our strategy for our horse racing operations is to be a competitive participant in the industry by capitalizing on our unique dirt and turf track facilities for live racing, hosting marquee racing events, and expanding our off-track wagering facility network under appropriate circumstances. Advanced deposit account wagering, primarily over the internet, is the fastest growing segment of the pari-mutuel wagering industry. Colonial operates its own account wagering platform called EZ Horseplay. Colonial is seeking to expand EZ Horseplay wagering handle with both traditional customers and customers in non-traditional venues using technology specifically developed for EZ Horseplay.

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

Enter Additional Locals-Oriented Markets. Our management team has a proven track record of successfully operating casinos that cater to local residents or day trip patrons who reside in close proximity to the properties. In an effort to leverage this operating experience and enter two additional locals-oriented markets, we acquired Piñon Plaza (subsequently renamed “Gold Dust West-Carson City”), located in Carson City, Nevada, in June 2006. This facility has 397 slot machines and six table games on its 12,000 square foot gaming floor. We opened a new casino in Elko, Nevada (“Gold Dust West-Elko”) on March 5, 2007 that features a 13,000 square-foot casino floor with 342 slot machines and six table games.

Broad Geographic and Asset Diversification. We believe that because of our geographic and asset diversification, we are less dependent on results at a specific property or in a specific market to generate our cash flow. This geographic diversity helps mitigate our susceptibility to regional economic downturns or weather conditions.

Strong Emphasis on Slot and Video Gaming Revenues. All of our gaming facilities emphasize slot machine or video gaming play, or both. We believe slot machine play to be the fastest growing, most consistently profitable and lowest risk segment of the gaming entertainment business. We offer a wide variety of games to attract customers and encourage them to play for longer periods of time, thereby promoting the stability of our gaming revenue. We intend to maximize slot and video gaming revenue by continuing to invest in state-of-the art equipment and systems and replacing older models with the most current product offerings in appropriate markets. In addition, we believe that the introduction in 2009 of new table games, higher bet limits and 24-hour gaming in our Colorado casinos has helped us to maintain our competitive edge in that market.

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

In Virginia, in all but the county in which we operate and one additional county, any potential operator of any competing horse racing track would need to secure passage of a referendum in the locale in which the track is to be operated. In addition, an unlimited racetrack owner’s and operator’s license is required in order to have off-track wagering facilities. Off-track wagering facilities can be opened only in the current jurisdictions in which we operate without passage of additional referendums. The number of off-track wagering facilities is limited by statute to a statewide total of 10 and we currently operate 10. The high cost of building a new racetrack in Virginia presents an additional barrier in that state.

Strong, Experienced Management Team. Our senior management team is an experienced group of industry veterans. Jeffrey P. Jacobs, our Chairman and Chief Executive Officer, has been Black Hawk Gaming’s Chief Executive Officer since November 1996 and the Chief Executive Officer of Colonial Holdings, Inc. (“Colonial”), our wholly owned subsidiary, since March 1997. Stephen R. Roark, our President, has been Black Hawk Gaming’s President since September 1995 and was its Chief Financial Officer from 1993 to 2006. Ian M. Stewart, our President of Pari-Mutuel Wagering Operations, has been President of Colonial since November 1998 and its Chief Financial Officer since June 1997. Michael T. Shubic, our Chief Operating Officer, has over 35 years of experience in the gaming industry and has been with us since 2002. Brett A. Kramer, our Chief Financial Officer, has over 15 years experience with us in various financial capacities. Stanley Politano, our Executive Vice President, also has over 15 years of experience in the gaming industry. The five general managers of our casinos have numerous years of casino management experience and report to Mr. Shubic. The Vice President of Louisiana Operations oversees our truck plaza video gaming operations, has over 15 years of experience in the truck plaza video gaming business and also reports directly to Mr. Shubic. We believe the expertise and experience of our management team enables us to enhance the operation of our existing properties and any properties we may acquire in the future.

Our Properties and Operations

The Lodge Casino—Black Hawk, Colorado. The Lodge Casino in Black Hawk, Colorado, which commenced operations in June 1998, is one of 17 casinos located in the gaming district of Black Hawk. The Lodge serves the greater Denver metropolitan area, which is located 40 miles east of Black Hawk and has a population of approximately 2.4 million, as well as customers from nearby communities such as Boulder and Fort Collins, Colorado and Cheyenne, Wyoming. As of December 31, 2010, the Black Hawk market had approximately 8,200 slot machines and approximately 200 table games generating $559 million in revenues for the year then ended. The Lodge is one of the largest gaming facilities in the market.

The Lodge is located on a 2.5 acre site that abuts State Highway 119, with approximately 28,000 square feet of gaming space on three floors containing 970 slot machines and 35 table games (including 19 poker tables, 12 black jack tables, 2 roulette tables and 2 craps tables), 50 hotel rooms, four restaurants, three bars and on-site parking for approximately 600 vehicles. Our property includes The White Buffalo Grille, Seasons Buffet, Jake’s Deli and Java and Crème’s.

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

During 2008, we provided financial support for a proposed constitutional amendment (“Colorado Amendment 50”) to increase the types of table games, wagering limits and hours of operation at Colorado casinos. For the year ended December 31, 2008, we funded a total of $1.4 million in support of this amendment. Colorado residents approved the proposed constitutional amendment on November 4, 2008. The amendment was subsequently voted upon and approved by the residents of each of the three gaming towns in Colorado (Black Hawk, Central City and Cripple Creek). The new gaming regulation, which became effective on July 2, 2009 at Colorado casinos, allows for the introduction of craps and roulette, increases the maximum wager limit to one hundred dollars, allows 24-hour gaming operations, and set a maximum gaming tax rate of 20%. For further discussion, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Gilpin Casino—Black Hawk, Colorado. The Gilpin Casino, which commenced operations in October 1992, is located on a one-acre site in the central Black Hawk gaming district. We expanded our facility through the acquisition of an adjacent casino in early 1994 and we further expanded the casino in 2005. We were one of the first casinos opened in Colorado following the legalization of casino gaming in 1991. We offer 398 slot machines and 6 table games, including 4 black jack tables, 1 roulette table and 1 craps table. On March 15, 2010, we closed the Gilpin poker room. The Gilpin has one restaurant, Lucille’s, two bars and a slot club. The Gilpin utilizes busing and other promotional programs, similar to those of The Lodge. We have available to our customers approximately 200 surface parking spaces in the heart of historic Black Hawk.

Gold Dust West-Reno—Reno, Nevada. Gold Dust West-Reno, which we acquired in 2001, is located on 4.6 owned and leased acres in Reno’s central downtown gaming district and has been operating since 1978. Gold Dust West-Reno caters to residents of Reno and surrounding areas and has approximately 17,500 square feet of gaming space, which offers 475 slot machines. Gold Dust West-Reno also features The Grille Restaurant and has parking for 365 vehicles. The property currently offers 27 hotel rooms.

Gold Dust West-Carson City—Carson City, Nevada. On June 25, 2006, we closed an agreement with Capital City Entertainment, Inc. (“CCI”), an unaffiliated party, under which we acquired all of the assets of Piñon Plaza, a division of CCI which we have now re-branded as Gold Dust West-Carson City. The assets included all of the personal property, buildings and improvements used by Piñon Plaza in the operation of its casino, hotel, bowling alley and RV park in Carson City, Nevada. Contemporaneously, we entered into a triple net ground lease covering land underlying the assets which began upon closing of the asset purchase agreement.

Gold Dust West-Carson City, which commenced operations in 1995, is a 146,000 square foot facility located on approximately 18 acres covered by the land lease mentioned above. Gold Dust West-Carson City offers 397 slot machines and six table games, two restaurants, a snack bar and three bars. It has a slot club and offers various promotional packages, many associated with its 32 bowling lanes. Gold Dust West-Carson City has 146 hotel rooms. It also owns and operates a 48 space RV park as part of the resort. There are approximately 875 parking spaces for Gold Dust West-Carson City’s casino patrons and hotel guests. On April 1, 2010, we opened a new Mexican restaurant, Olé Olé.

Gold Dust West-Elko—Elko, Nevada. On November 14, 2005, we entered into a triple net lease with an unaffiliated party for the lease of a 37,000 square foot building and approximately six acres of land in Elko, Nevada. Effective November 1, 2010, we entered into the first of three possible five-year renewals of our lease. Annual rent expense is approximately $500,000. We have the right to buy the land and the building any time through October 2015 for $5.4 million.

We renovated and upgraded the building and installed slot machines, table games and appropriate food and beverage offerings. We commenced renovation during the third quarter of 2006 and opened the casino on March 5, 2007. Gold Dust West-Elko has approximately 13,000 square feet of gaming space, and offers 342 slot machines and six table games. Gold Dust West-Elko also has two restaurants, one bar and has parking for 400 vehicles.

Louisiana Gaming Properties. As of March 29, 2011, our truck plaza properties consist of 20 truck plaza video gaming facilities located in Louisiana (of which six are leased). We are also party to an agreement that entitles us to a portion of the gaming revenues from a 21st truck plaza (Cash’s Truck Plaza and Casino in Lobdell). Each truck plaza features a 24 hour per day convenience store, fueling operations, a restaurant operating not fewer than 12 hours per day, and up to 50 video gaming devices in the casino depending on the level of fuel sales and available space. At December 31, 2010, our truck plaza video gaming facilities had a combined total of 944 video gaming devices.

The Louisiana truck plazas’ revenues are comprised of: (i) revenue from video poker gaming machines; (ii) sales of gasoline and diesel fuel; (iii) sales of groceries, trucker supplies and various items through their convenience stores; (iv) sales of food and beverages in their restaurants and bars; and (v) miscellaneous commissions on ATMs, pay phones and lottery sales.

The Louisiana video gaming industry consists of video gaming in 31 of Louisiana’s 64 parishes. The industry is highly regulated and video gaming machines can only be placed in qualifying bars, restaurants, hotels, satellite wagering facilities and truck plazas. In order to qualify for video gaming, a truck plaza must offer diesel fuel, gasoline, a convenience store, a restaurant and a place for truck drivers to shower and sleep. Our video gaming machines are located in a separate gaming room that is designed to provide a pleasant casino-like atmosphere. As of December 31, 2010, Louisiana had 197 licensed video gaming truck plazas.

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

The dirt track at Colonial Downs is one and one-quarter miles in length and is one of the largest tracks in the United States. Based on our knowledge of the industry, we believe the 180-foot wide turf track is the widest turf track in the country, thereby establishing the track as one of the major turf racing facilities in the Mid-Atlantic region. In addition to our racetrack, we presently operate ten satellite wagering facilities in Virginia as described below. We previously operated nine such facilities until we closed our Chesapeake Military Highway facility in November 2008 in order to consolidate operations with our Chesapeake Indian River Road facility. During 2010, we opened two new satellite wagering facilities in Richmond, Virginia.

Satellite Wagering Facilities, Virginia. In addition to our racetrack facility, we operate ten satellite wagering facilities in Virginia (five are leased). These facilities provide simulcast pari-mutuel wagering on thoroughbred and harness racing from our racetrack and selected other racetracks throughout the United States. Our satellite wagering facilities are located in Alberta, Chesapeake, Hampton, Martinsville, Weber City, Vinton, and four in Richmond. These facilities employ state-of-the-art audio/video technology for receiving quality import simulcast thoroughbred and harness racing from nationally known racetracks. The Virginia Racing Commission cannot grant licenses for more satellite wagering facilities under existing legislation.

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

Since 2004, Colonial Downs has operated an internet account wagering platform in Virginia called EZ Horseplay. In early 2009, Colonial Downs commenced development of a custom built account wagering support kiosk that allows a customer to remotely open a wagering account, fund the account with cash, take a cash withdrawal from their account and print a race track program. The first kiosks, along with a touchscreen version of the EZ Horseplay internet account wagering platform, were deployed in September 2009. As of December 31, 2010, we have deployed approximately 30 kiosks in private clubs, bars and restaurants in Virginia.

The Nautica Properties. During July 2006, we acquired from affiliated parties options to lease and options to purchase six businesses and their related assets, including various parcels of land, buildings and related improvements, on the west bank of the Cuyahoga River in Cleveland, Ohio. We refer to these businesses and their related assets, covering an aggregate of approximately 624,000 square feet of land (14.4 acres) and a building comprised of 47,380 square feet of net rentable space, as the Nautica Properties.

On April 1, 2008, we acquired a business and its related assets, referred to as “Lot D,” for $800,000. The company that owned this business was wholly owned by our Chairman and Chief Executive Officer (“CEO”). On January 21, 2009, we acquired a second Nautica Properties based business and its related assets, referred to as “Sugar Warehouse,” for $2,450,000 from the limited partnership that owned this building. An affiliate of our CEO owned 82% of the general partner interests and 16.4% of the limited partner interests of the seller.

On August 16, 2010, we acquired a third Nautica Properties based business and its related assets, referred to as “Flats,” for $2,800,000. Flats was controlled by the mother and sister of our CEO, and is therefore deemed to be an entity under common control. See Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

In July 2010, we amended the three remaining unexercised option agreements and extended the option periods to July 11, 2012, giving us the right to purchase or enter into long-term leases on the three remaining Nautica Properties businesses and their related assets.

On January 18, 2011, we exercised one of these remaining option agreements and acquired a fourth Nautica Properties based business and its related assets, referred to as “Nautica Phase 2,” for $1,250,000 from a limited partnership. The general partner owned 1% and the limited partner owned 99% of the limited partnership. Our CEO owned 58% of the general partner interests and controlled the partnership. Third parties owned the remaining 42% of the general partner interests and the 99% limited partnership interest. The acquisition of this business will be accounted for as a combination of entities under common control during 2011.

The remaining two unexercised Nautica Properties options require aggregate option payments totaling $100,000 per year. Our CEO owns varying interests in the two remaining parcels. Although we may elect not to exercise the remaining options unless casino gaming opportunities arise, we nonetheless have the right to acquire all or part of the remaining Nautica Properties for other purposes. If we decide to exercise our two remaining options, the aggregate annual lease payments on the remaining two parcels would be $230,000. If both remaining parcels are purchased, the total purchase price would be $2.3 million. The purchase price and rent payments would be increased based on independent appraisals of the land, improvements and other asset values if, in the future, a casino were to be licensed on the Nautica Properties.

During 2009, we provided financial support to oppose a proposed constitutional amendment in Ohio (“Issue 3”) that would allow for one casino each at designated locations in Cincinnati, Cleveland, Columbus and Toledo and distribute to all Ohio counties a tax on the casinos. For the year ended December 31, 2009, we provided financial support totaling $2.3 million to oppose Issue 3. On November 3, 2009, Issue 3 was passed in Ohio which permits casino gaming at the locations designated in the amendment. None of the designated locations is owned by JEI or its affiliates.

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

Our Colorado casinos are on opposite sides of Main Street in Black Hawk. Because of their proximity, our Black Hawk casinos compete for some of the same customers. Further, there were 15 other casinos operating in Black Hawk on December 31, 2010. There were approximately 8,400 total gaming devices (slot machines, poker, black jack, craps and roulette tables) in Black Hawk as of December 31, 2010.

Central City is located adjacent to Black Hawk and provides the most direct competition to the gaming establishments in Black Hawk. There were seven casinos operating in Central City with approximately 2,200 total gaming devices as of December 31, 2010. Black Hawk has historically enjoyed a competitive advantage over Central City in large part because access by State Highway 119 (formerly the only major access to Black Hawk from the Denver metropolitan area and Interstate 70) requires customers to drive by and, in part, through Black Hawk to reach Central City. In late 2004, Central City constructed a road from I-70 directly into Central City, commonly referred to as the Central City Parkway. It is now possible for certain traffic that passed through Black Hawk to proceed directly to Central City from Interstate 70. Nonetheless, motorists driving from the Denver metropolitan area still have the option of choosing to go either to Black Hawk or Central City without having to drive through the other town.

Large, well-financed companies have entered the Black Hawk and other Colorado markets and others may enter through the purchase or expansion of existing facilities, which could have a material adverse effect on our results of operations and financial position. For example, on January 1, 2005, Ameristar Casinos, Inc. purchased a facility, formerly known as the Mountain High Casino, which is directly across the street from The Lodge, and completed construction of a 536 hotel room tower in the fourth quarter of 2009, a convention center, and other amenities. Under Ameristar’s ownership, this facility has been expanded to approximately 1,500 slot machines and 40 table games, and a parking garage accommodating 1,500 vehicles. No other casinos are currently under construction in Black Hawk. In 2003, the Isle of Capri Casinos, Inc. purchased Colorado Central Station, located diagonally across the street from its existing facility and subsequently completed a major renovation and expansion project physically linking the two properties. The combined casinos are the largest in Black Hawk with approximately 1,650 slot machines, 41 table games, 402 hotel rooms and 2,300 parking spaces. The Isle of Capri is noted for its aggressive marketing programs. The Mardi Gras casino, which is next to The Lodge, was purchased in 2005 and the owners have developed and implemented new marketing programs.

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

Our video gaming operations also face competition from other truck plaza video gaming facilities located in surrounding areas, as well as competition from Louisiana horse racing facilities, some of which have been authorized to operate video gaming machines, and restaurants and bars with video gaming machines. As of December 31, 2010, there were 197 truck plazas in Louisiana licensed to operate video gaming devices.

Horse Racing and Pari-Mutuel Wagering Operations. We compete with racetracks located outside Virginia (including several in Delaware, Maryland, New Jersey, New York, Pennsylvania, and West Virginia, all of which augment their purses with slot machine or other gaming revenues) and other forms of gaming, such as land-based casinos, including those in Atlantic City, and statewide lotteries in Virginia and neighboring states. The possible legalization of other forms of gaming in Virginia, such as Native American or riverboat casinos, could have an adverse effect on our performance. Although bills for the creation of riverboat casinos have failed in the Virginia legislature, proponents of riverboat gaming and other forms of gaming in Virginia may continue to seek legislative approval, in particular to offset anticipated budget deficits. Additionally, certain Native American tribes are seeking federal recognition (through legislation currently pending in the U.S. Senate) which, if successful, could result in additional gaming venues. Similarly, the expansion of other forms of gaming in neighboring states, such as table games in West Virginia and slot machines in Maryland, could have an adverse effect on our performance.

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

We also compete for wagering dollars with account wagering companies operating both legally and illegally in Virginia. These companies take wagers from Virginians both over the phone and the internet. We believe legislation which went into effect January 1, 2010 will provide us with fair compensation for the activities of licensed providers. Unlicensed account wagering companies have lower costs than Colonial and thus are able to attract customers in Virginia with large wagering rebates.

Employees and Labor Relations

As of December 31, 2010, we had approximately 1,000 full-time and part-time employees at our facilities in Black Hawk, Colorado, and Reno, Carson City, and Elko, Nevada, 300 year-round and 500 seasonal employees at our facilities in Virginia and 400 employees at our facilities in Louisiana. Employees include cashiers, dealers, food and beverage service personnel, facilities maintenance, security, valet, accounting, marketing, and personnel services. We consider relations with our employees to be good.

None of our employees are presently represented by any union or other labor organization. See “Risk Factors” under Item 1A below.

Regulation

Gaming Regulation and Licensing—Colorado

The State of Colorado created the Colorado Division of Gaming within the Department of Revenue to license, implement, regulate and supervise the conduct of limited stakes gaming. The Division, under the supervision of the Gaming Commission, has been granted broad power to ensure compliance with Colorado law and regulations adopted thereunder (collectively, the “Colorado Regulations”). The Division may inspect, without notice, premises where gaming is being conducted; may seize, impound or remove any gaming device; may examine and copy all of a licensee’s records; may investigate the background and conduct of licensees and their employees; and may bring disciplinary actions against licensees and their employees. For cause, the Division may suspend or revoke any license. The Division may also conduct detailed background checks of persons who lend money to or invest money in a licensee.

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

If the Gaming Commission determines that a person or entity is not suitable to own a direct or indirect voting interest in Black Hawk Gaming or Jacobs Entertainment, Black Hawk Gaming or Jacobs Entertainment may be sanctioned unless the person or entity disposes of its voting interest. Sanctions may include the loss of the casino licenses and financial penalties. In addition, the Colorado Regulations prohibit a licensee or any affiliate of a licensee from paying dividends, interest or other remuneration to any person found to be unsuitable, or recognizing the exercise of any voting rights by any person found to be unsuitable. The Colorado Regulations require an operating casino licensee to include in its corporate charter provisions that permit the repurchase of the voting interests of any person found to be unsuitable. Black Hawk Gaming’s Articles of Incorporation include the required provisions.

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

Pursuant to Rule 4.5, persons found unsuitable by the Gaming Commission must be removed immediately from any position as an officer, director, or employee of a licensee, or of a holding or intermediary company. Such unsuitable persons also are prohibited from any beneficial ownership of the voting securities of any such entities. Licensees, or affiliated entities of licensees, are subject to sanctions for paying dividends or distributions to persons found unsuitable by the Gaming Commission, or for recognizing voting rights of, or paying a salary or any remuneration for services to, unsuitable persons. Licensees or their affiliated entities also may be sanctioned for failing to pursue efforts to require unsuitable persons to relinquish their interests. The Gaming Commission must provide prior approval of any sale, lease, purchase, conveyance, or acquisition of an interest in a casino licensee, except as provided in Rule 4.5 relating to publicly traded corporations.

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

The recent voter-approved amendment did not affect constitutional restrictions on the percentage of space a casino may use for gaming – 50% of any floor and 35% of the overall square footage of the building in which the casino is located. Also, it did not change the age-related restrictions for casinos, namely, that only individuals who are 21 years or older may gamble or consume alcohol on the casino premises. Finally, Colorado casinos may not extend credit to any gaming patrons.

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

In addition, under the act, a qualified truck stop facility is required to have at least five developed contiguous acres and sell fuel, lubricating oil, and other vehicular merchandise, such as batteries, tires, or vehicle parts for eighteen-wheel tractor-trailers, and also meet all of the following criteria: (i) it must be located adjacent to a major state or interstate highway, as defined by the Board (within 2,000 feet of a major state highway or U.S. interstate highway); (ii) it must have an on-site restaurant with all of the following features: (a) provides seating for at least 50 patrons; (b) provides full table service for sit-down meals; (c) is open 12 hours a day; (d) offers a varied menu; and (e) operates a fully equipped kitchen which includes, but is not limited to, a range oven and refrigerated storage appliances used for the preparation of foods for on-premises or immediate consumption; (iii) it must have parking areas with each of the following: (a) a stable parking area for at least 50 18-wheel tractor-trailer motor vehicles, either paved or concrete (or otherwise certified and approved), to support 18-wheel tractor- trailer motor vehicles and their loads, constructed according to industry specifications, subject to approval by the Board and the Division; (b) parking of sufficient size is allowed for safe ingress and egress; and (c) parking areas for other vehicles around business entrance ways and exits shall not constitute parking areas for 18-wheel tractor-trailer motor vehicles; (iv) it must sell diesel and gasoline fuel; (v) it must have on-site repair service facilities for 18-wheel tractor-trailer motor vehicles which facility may be in the form of a contract services business which regularly performs this type of service; (vi) it must have at least four of the following amenities: (a) a separate truckers’ television lounge; (b) a full service laundry facility located in a convenient area for truckers’ use; (c) private showers for men and women, not located in an area open to general public restroom facilities; (d) a travel store with items commonly referred to as truckers’ supplies (items commonly used only by commercial motor vehicles); (e) truck scales; (f) separate truckers’ telephones; and (g) permanent storage facilities for fuel; (vii) it must have an area separated for adult patronage only; and (viii) it must have, if available, a Class A—General retail permit or a Class A—Restaurant permit, as defined in Part II of Chapter 1 or Part II of Chapter 2 of Title 26 of the Louisiana

Revised Statutes of 1950, to serve or sell alcoholic beverages for on-premises consumption and be owned and leased by a person who meets all personal qualifications for such permit. In light of Hurricane Katrina and other recent events, the Louisiana legislature put in place exceptions to the amenities requirements and fuel requirements that allow qualified truck stop facility licensees to operate casinos with a previously approved number of gaming devices, notwithstanding certain non-compliance with the amenities or fuel requirements. The exceptions may apply, depending on the circumstances and as determined by the Division, if the non-compliance is caused by force majeure, expropriation by political subdivision, road construction or other non-commercial circumstances that directly affect compliance. An owner or lessor of a qualified truck stop facility may lease or sublease any restaurant, convenience store, fuel facility, or any other business operation located on the premises of the qualified truck stop facility to another person, provided that such person executes a written lease which contains a requirement that the lessee or sublessee comply with the laws and regulations which govern the operation of video draw poker devices. If such lease or sublease is granted, the owner or lessor of such qualified truck stop facility shall maintain ultimate supervision and control of that entire truck stop premises.

Additionally, no license can be granted to any truck stop facility located, at the time application is made for a license to operate video draw poker devices, within five hundred feet of any property that is on the National Historic Registry, any public playground, or a building used exclusively as a church, synagogue, public library or school. In addition, no license shall be issued for any truck stop facility unless previously applied for or licensed as of January 1, 2008, located, at the time application is made for a license to operate video draw poker devices, within two thousand five hundred feet of any property that is on the National Historic Registry, any public playground, or a building used exclusively as a church, synagogue, public library, or school unless the applicant for the license has applied prior to January 1, 2008, with the local governing authority of the parish where the truck stop is located for a certificate of compliance with applicable zoning ordinances and building codes and a statement of approval for the operation of video draw poker devices at a truck stop facility or has applied with the appropriate authority for a building permit prior to January 1, 2008. Moreover, no license shall be issued for any truck stop facility unless previously applied for or licensed as of June 1, 2010, for facilities located, at the time of application, within one mile of any residential property or any property that is on the National Historic Registry, any public playground, or a building used exclusively as a church, synagogue, public library or school unless the applicant for the license has applied prior to June 1, 2010 with the local governing authority of the parish where the truck stop is located for a certificate of compliance with applicable zoning ordinances and building codes and statement of approval for the operation of video draw poker devices at the location or has applied with the appropriate authority for a building permit prior to June 1, 2010. In such instance, residential property is any property wholly or partly used for or intended to be used for living or sleeping with one or more rooms, including a bathroom and complete kitchen facilities, and includes mobile home or manufactured housing, provided that such mobile home or manufactured housing has been in its present location for at least 60 days.

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

The licenses issued by the Virginia Racing Commission to Colonial for the racetrack and its satellite wagering facilities are for a period of not less than 20 years, but are subject to annual review by the Virginia Racing Commission. It is possible that such licenses will not be renewed or that such licenses could be suspended or revoked by the Virginia Racing Commission for violations of the Virginia Racing Act or Virginia Racing Commission rules. We also hold an advance deposit account wagering license that is renewable annually. Our current advance deposit account wagering license expires December 31, 2011.

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

Both of JEI’s Colorado casinos are subject to the maximum rate. Neither the Colorado Constitution nor the gaming statutes require that gaming tax rates be graduated, as they currently are. However, with the passage of Colorado Amendment 50, the gaming tax rates were set in accordance with the table above, and gaming tax levels can only be increased (by means of either an increase in the applicable marginal tax rate(s) or a decrease in the applicable dollar threshold(s) at which particular rates become effective) with prior voter approval.

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

Video gaming operators in truck plazas in Louisiana are subject to state and local taxes and fees in addition to ordinary federal and state income taxes. The state of Louisiana has imposed a “gaming franchise fee” of 32.5% of the net device revenue from each video gaming device located at a truck plaza. The net device revenue is the amount remaining after all winnings have been paid. This franchise fee is collected twice per month by the Louisiana state police based on the data that is provided directly to them from the devices. There is also an annual state establishment license fee of $1,100. In addition, the state imposes a device operation fee of $1,000 per year per device, which is paid quarterly, and each parish imposes an annual occupational license tax of approximately $50 per device.

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

We have a significant amount of indebtedness. As of December 31, 2010, we had total indebtedness of $282.2 million, excluding accounts payable, accrued expenses and other noncurrent liabilities, and total stockholder’s equity of $25.7 million. Our substantial indebtedness could have considerable consequences. For example, it could:

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

Our debt agreements impose many restrictive covenants on us.

Our debt agreements contain covenants that, among other things, restrict our ability to:

•	expand our business through material acquisitions;

•	incur more debt;

•	issue stock of subsidiaries;

•	make investments;

•	repurchase stock;

•	create liens;

•	enter into transactions with affiliates;

•	enter into sale-leaseback transactions;

•	merge or consolidate; and

•	transfer and sell assets.

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

Our debt becomes due at various times between 2011 and 2014. We intend to refinance all of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all. See Note 5 to our Consolidated Financial Statements.

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

Casino Operations. Our casino operations are conducted in Black Hawk, Colorado, and Reno, Carson City, and Elko, Nevada. Competition in the Black Hawk gaming market, which is the primary gaming market in Colorado, is intense. In addition, large, well-financed companies have entered the Black Hawk and other Colorado markets through the purchase or expansion of existing facilities and others may continue to do so, all of which could materially harm our business, financial condition and results of operations. For example:

•

Ameristar Casinos, Inc. (“Ameristar”) purchased Mountain High Casino (formerly the Black Hawk Casino by Hyatt) in a bankruptcy sale. That casino is directly across highway 119 from The Lodge and Ameristar has expanded the casino area to accommodate approximately 1,550 total gaming devices with new slot product, expanded the parking garage and refurbished and rebranded its dining venues. Ameristar completed construction of a 33 story, 536-room hotel, a convention center and other amenities and facilities in the fourth quarter of 2009. In all respects, Ameristar is known to be a fierce competitor in gaming markets in which it operates;

•

Isle of Capri Casinos, Inc. owns Lady Luck Casino Black Hawk (previously operated as Colorado Central Station), across the street from its existing facility and in 2005 completed a major renovation and expansion project physically linking the two properties. The combined casinos are the largest in Black Hawk with approximately 1,700 total gaming devices, 402 hotel rooms and 2,300 parking spaces;

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

•

the market deterioration at Colorado’s horse track and three dog tracks may reinvigorate efforts to authorize video lottery terminals, slot machines, so-called “instant racing machines” or other types of gaming at these venues and at the state’s off-track betting facilities. A possible statewide initiative or legislation to expand slot machine gaming to the two Denver area racing facilities and potentially to one or both of its other tracks in the southern part of the state have been publicly discussed. In 2009, legislation to authorize instant racing machines (a form of slot machine) was defeated in the Colorado General Assembly. In 2010, the Colorado General Assembly considered and rejected a proposal to seek voter approval of a race track on property owned by the Colorado State Fair in Pueblo, which site would include no fewer than 500 video lottery terminals or other comparable devices that could be played throughout the year. In 2010 and 2011, the state legislature considered and rejected proposals to authorize keno, including devices that feature keno but appear to be and operate as slot machines, in the state’s liquor licensed establishments, such as bars and restaurants. The pressure on Colorado state government to generate non-tax revenue to help offset continuing state revenue declines is substantial, and policy makers view gaming expansion as a source of such added tax revenue. If authorization of any form of expanded gambling is granted by the Colorado Lottery Division, the Colorado state legislature, or the voters, it would have a material adverse effect on gaming revenues in Black Hawk and at The Lodge and Gilpin casinos; and

•

in the recent past, the Cheyenne and Arapahoe Indian tribes have claimed significant treaty rights to land in Colorado have pursued a plan to exchange those rights for land east of the Denver metropolitan area on which to build and operate a large casino gaming facility. This project appears to be dormant at present. If it is renewed, or if another tribe seeks approval from the United States Department of Interior to secure other land in the state on which it does not now reside and to which it does not now have legal title, and if any such effort obtains all necessary federal, state, and local governmental approvals, it could have a material adverse effect on gaming revenues in Black Hawk and at The Lodge and Gilpin casinos.

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

The Gold Dust West casino in Reno, Nevada, encounters strong competition from large hotel and casino facilities and smaller casinos similar in size to the Gold Dust West casino in the Reno area, which includes Sparks, Nevada. There is also competition from gaming establishments in other towns and cities in Nevada and from Native American gaming facilities located near Sacramento, California. Our Carson City and Elko, Nevada Gold Dust West casinos face competition from several casinos in those cities and other venues in Nevada. Gold Dust West-Elko faces additional competitive and other risks associated with being a relatively new casino.

In addition, we believe that the introduction of casino gaming, or the expansion of presently conducted gaming activities (particularly at Native American establishments) in areas in or close to Nevada, such as California, Oregon, Washington, Arizona and western Canada, could materially harm our operations at our Nevada operations.

Finally, several states are giving consideration to approving intrastate, internet gaming which could include poker, blackjack and slot machine-type games. Any widespread adoption of this form of gaming, especially in states where we operate, could have a materially adverse effect on our results of operations.

Louisiana Truck Plaza Operations. Our Louisiana truck plaza operations compete with other truck plazas located in Louisiana and other forms of gaming, such as land-based, riverboat and Native American casinos, as well as slot machines located at horseracing tracks and video poker machines located in bars, restaurants, hotels, off-track wagering facilities and bingo parlors. There were 197 licensed video poker truck plazas in Louisiana at December 31, 2010, which is a 2% increase over December 31, 2009.

Pari-Mutuel Wagering Operations. We operate a racetrack in New Kent, Virginia, and ten off-track wagering facilities located in Alberta, Chesapeake, Hampton, Martinsville, Weber City, Vinton, and four in Richmond, Virginia. Similarly, the expansion of other forms of gaming in neighboring states, such as table games in West Virginia and slot machines in Maryland, could have an adverse effect on our performance.

We compete with racetracks located outside Virginia (including several in Delaware, Maryland, New Jersey, New York, Pennsylvania, and West Virginia, all of which augment their purses with slot machine or other gaming revenues) and other forms of gaming, such as land-based casinos, including those in Atlantic City, New Jersey, and statewide lotteries in Virginia and neighboring states. We also face competition from a wide range of entertainment options, including live and televised sporting events and other recreational activities such as theme parks (Kings Dominion to the northwest and Busch Gardens to the southeast).

We compete for wagering dollars and simulcast fees with live racing and races simulcast from racetracks in other states, particularly racetracks in neighboring states such as Charles Town in West Virginia, Pimlico Race Course and Laurel Park in Maryland, and Delaware Park in Delaware. We also compete for wagering dollars with account wagering companies operating both legally and illegally in Virginia. These companies take wagers from

Virginians both over the phone and the internet. We believe legislation which went into effect January 1, 2010 will provide us with fair compensation for the activities of licensed providers. Unlicensed account wagering companies have lower costs than Colonial Downs and thus are able to attract customers in Virginia with large wagering rebates.

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

We believe that a substantial majority of the slot machines sold in the U.S. in 2010 were manufactured by a few select companies. In addition, we believe that one company in particular provided a majority of all slot machines sold in the U.S. in 2010.

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

The “Colorado Clean Indoor Act” (the “Indoor Act”) was adopted in the Colorado legislature in March 2006. It bans smoking in virtually all public places although certain portions of gaming casinos, including gaming areas, were exempt from the Indoor Act until January 1, 2008. Since that exception for gaming areas was repealed by the state legislature, compliance with the Indoor Act has, we believe, had an adverse effect on our business.

In 2009, a bill was introduced in the Louisiana state legislature that would ban smoking in bars, restaurants and casinos in Louisiana. The bill failed by a large margin. A similar bill banning smoking in certain free-standing casinos, riverboat casinos and racetrack slot parlors, but excluded truck stop casinos, was introduced in the Louisiana state legislature in 2010, but died in committee. If anti-smoking legislation is passed in Louisiana, there could be a resulting material adverse effect on our business.

Virginia banned smoking in restaurants that do not have separate smoking and non-smoking facilities as of December 1, 2009. Colonial has installed appropriate separate facilities in four of its satellite wagering facilities. Colonial has no plans to install separate facilities in its other locations. Colonial does not believe the restrictions placed on smoking in restaurants will have an adverse effect on our business.

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

Item 4.	[Reserved.]

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

The following selected consolidated financial data should be read in conjunction with our management’s discussion and analysis of financial condition and results of operations and our consolidated financial statements and related notes thereto appearing elsewhere in this report. The consolidated statements of operations data and the consolidated balance sheet data are derived from our consolidated financial statements. The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance. The consolidated financial statements and the accompanying management’s discussion and analysis of financial condition and results of operations presented in this Form 10-K have been retroactively adjusted to include the operations of Flats Development, Inc. from the earliest period presented. See Note 4 of the consolidated financial statements.

	As of and for the Year Ended December 31,
	2010	2009 (As adjusted, see Note 4 of Financial Statements)	2008 (As adjusted, see Note 4 of Financial Statements)	2007 (As adjusted)	2006 (As adjusted)
	(Dollars In Thousands, except Distributions per Common Share)
Statements of Operations Data:(1)
Net revenues	$329,924	$313,466	$363,286	$350,419	$323,090
Total costs and expenses	301,235	286,583	340,022	317,420	291,565

Operating income	28,689	26,883	23,264	32,999	31,525
Interest expense, net	(25,556)	(25,191)	(27,283)	(28,132)	(32,336)
Pre-payment penalties, tender and consent costs	—	—	—	—	(9,321)
Income tax benefit	—	—	—	—	103

Net income (loss)	$3,133	$1,692	$(4,019)	$4,867	$(10,029)

Balance Sheet Data (end of period):(1)
Current assets	$36,032	$35,231	$32,910	$35,802	$37,292
Total assets	334,296	343,540	347,432	360,967	355,973
Current liabilities	29,039	25,937	28,845	30,450	32,486
Long-term debt, capital lease obligations and other liabilities	279,535	292,081	292,249	300,779	286,666
Stockholder’s equity	25,722	25,522	26,338	29,738	36,821
Financial Data
Ratio of earnings to fixed charges(2)	1.12x	1.06x	0.87x	1.16x	0.70x
Distributions per Common Share	$2,533	$2,159	$1,200	$10,962	$22,803

(1)	See a discussion of our recent acquisition activities in Note 4 and our debt issuances in Note 5 to the consolidated financial statements.
(2)	The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. Earnings consist of income (loss) before income taxes and noncontrolling interest, plus fixed charges and amortization of capitalized interest, less interest capitalized during the period. Fixed charges consist of interest on indebtedness (whether expensed or capitalized), amortization of deferred financing costs, discounts and premiums and that portion of rental expense that we believe is representative of interest. For the years ended December 31, 2008 and 2006, we had a deficiency of $3,944 and $10,215, respectively, in earnings to fixed charges.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

TABLE OF CONTENTS:

A.	Company background

We are a developer, owner and operator of gaming and pari-mutuel wagering facilities throughout the United States, with properties located in Colorado, Nevada, Louisiana and Virginia. As of December 31, 2010, we owned and operated two casinos in Colorado and three casinos in Nevada, 18 video gaming truck plazas in Louisiana and a horse racing track with ten satellite wagering facilities in Virginia. In addition, we are party to an agreement that entitles us to a portion of the gaming revenues from an additional truck plaza video gaming facility.

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

B.	Significant transactions occurring during the year ended December 31, 2010

Amendment to Credit Agreement

On March 31, 2010, we entered into an Amendment and Restatement Agreement (the “Amendment”) to our credit agreement. Generally, the Amendment, among other things, adjusted our bank financial covenants, allowed for the exclusion of certain items from EBITDA for purposes of calculating our revised financial covenants, and provided for other minor amendments. Additionally, the maturity of all but $3.0 million of our revolving senior credit facility aggregating $40.0 million due June 2011 (“Class B Revolving Loans”) was extended to June 2012 (“Class A Revolving Loans”).

As a result of the Amendment, our interest rate increased by 0.25% on the drawn Class B Revolving Loans balance and by 0.50% on the drawn Class A Revolving Loans balance, and our interest rate on the Tranche B Term Loan and Delayed Draw Tranche B Term Loan (aggregating $57.4 million at December 31, 2010) increased from

2.75% above LIBOR to 3.00% above LIBOR. The total cost of the Amendment, including the bank consent fees, the fees to the joint lead arrangers, legal, accounting and other costs was approximately $2.0 million. Of these costs, $1.5 million will be amortized to interest expense over the remaining life of the credit facility which is approximately one and one-half years and the remainder was expensed as incurred. At December 31, 2010, we were in compliance with our financial covenants.

Nautica Properties

With respect to our properties in Cleveland, Ohio referred to as the Nautica Properties, in July 2010, we amended the three remaining unexercised option agreements and extended the option periods to July 11, 2012, giving us the right to purchase or enter into long-term leases on the three remaining Nautica Properties businesses and their related assets. Additionally, on July 7, 2010, we exercised our option and entered into a purchase agreement to acquire a third Nautica Properties based business and its related assets referred to as “Flats” for $2.8 million. Closing of the transaction occurred on August 16, 2010. Flats was controlled by the mother and sister of our CEO, and was accounted for as a combination of entities under common control. The acquisition has been recorded at the historical cost bases in the assets and liabilities transferred. Accordingly, the consolidated financial statements and the accompanying management’s discussion and analysis of financial condition and results of operations presented in this Form 10-K have been retroactively adjusted to include the operations of Flats from January 1, 2008. See Note 4 to our Consolidated Financial Statements.

C.	Subsequent events

On January 18, 2011, we acquired a fourth Nautica Properties based business and its related assets referred to as “Nautica Phase 2” for $1.25 million from a limited partnership. The general partner owned 1% and the limited partners owned 99% of the limited partnership. Our CEO owned 58% of the general partner interests and controlled the partnership. Third parties owned the remaining 42% of the general partner interests and the 99% limited partnership interest. The acquisition of this business will be accounted for as a combination of entities under common control during 2011. Therefore, the portion of Nautica Phase 2 acquired from our CEO will be recorded at the historical cost bases in the assets and liabilities transferred and the portion of Nautica Phase 2 acquired from third parties will be recorded at fair value at the acquisition date using the acquisition method of accounting.

Additionally, on January 31, 2011, we acquired two truck plaza video gaming facilities in Louisiana, Cash Magic Springhill, LLC and Cash Magic Vivian, LLC, for $5.5 million and $4.9 million, respectively, which were previously wholly owned by another JII subsidiary, Gameco Holdings, Inc. The acquisitions of these businesses will be accounted for as combinations of entities under common control during 2011.

D.	Overview and discussion of our operations

Our CEO is our chief operating decision maker. As of December 31, 2010, we had four segments representing the geographic regions of our operations: Colorado, Nevada, Louisiana and Virginia. Each segment is managed separately because of the unique characteristics of its revenue stream and customer base. We have aggregated our operations into these four segments based on similarities in the nature of the properties’ businesses, customers and regulatory environment in which each property operates. The Colorado segment consists of The Lodge and Gilpin casinos. Our Nevada segment includes the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos. The Louisiana operations consist of truck plaza/video poker facilities, and the Virginia segment consists of Colonial’s pari-mutuel operations and satellite wagering facilities.

Our casino properties in Colorado (The Lodge and Gilpin casinos) and Nevada (the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos) are managed by our Chief Operating Officer (“COO”) who is located in our Golden, Colorado corporate offices. Our video poker truck plaza operations are also managed by our COO. Our COO reports to our President, who is also located in Golden, Colorado. Our President reports directly to our CEO. Our Virginia racetrack and satellite wagering facilities are managed by our on-site President of Pari-Mutuel Operations, and he also reports directly to our CEO.

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

In addition to the above performance measurements, we pay particular attention to our monthly and annual cash flow. Our business is sensitive to shifts in volumes and levels of activity and we find it necessary to monitor our cash levels closely. Every six months (June 15 and December 15) we have a cash interest payment due on our $210 million senior unsecured notes amounting to $10.2 million. Additionally, we currently have $57.4 million outstanding on our senior secured credit facility with interest due at varying intervals. As of December 31, 2010, $11.5 million was outstanding on the $40 million senior secured revolving credit facility we have with a bank group on which we can draw as needed in order to augment the cash flow we generate from operations. This is generally a function of the timing of generating cash from operations coupled with the amount of cash we need to run the business—i.e., our cash inventory. Presently, we estimate that we require approximately $15 million of cash inventory to operate our properties. See also Section H, “Liquidity and Capital Resources.”

Colorado

Our Colorado operations consist of The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Casino (“Gilpin”), both of which are located in Black Hawk, Colorado. The competitive aspects of the market in Black Hawk continue to be a significant factor in our operations. At December 31, 2010, there were approximately 8,200 slot machines in the city of Black Hawk. We had 1,368 slot machines in this market (970 at The Lodge and 398 at the Gilpin), which represented approximately 17% of the total slot machines in Black Hawk. Additionally, there were 185 table games in the city of Black Hawk. We had 41 table games in this market (35 at The Lodge and 6 at the Gilpin), which represented approximately 22% of the total table games in Black Hawk. On March 15, 2010, we closed the Gilpin poker room.

New gaming regulation, Amendment 50, which became effective on July 2, 2009 at Colorado casinos, allowed for the introduction of craps and roulette, increased the maximum wager limit to $100, and allows for 24-hour gaming operations. During 2009, our Colorado properties were affected by a number of events related to preparing our properties to take advantage of the higher limits, new games and extended hours. We reduced the slot machine count to accommodate the addition of table games. Our casino floors at both The Lodge and Gilpin were disrupted during the second quarter to install new carpet, additional surveillance and new table games. On September 9, 2009, we began a construction project to expand our casino floor space at The Lodge. The project was completed on November 16, 2009.

For the year ended December 31, 2010, our gross gaming revenues at The Lodge and the Gilpin totaled $105.0 million, which represented 19% of the total gaming revenues in Black Hawk. The overall Black Hawk market gross gaming revenues increased by 5.6% in 2010 over 2009. However, total slot devices in Black Hawk decreased by 10% while table games decreased by 11%. We managed to generate 112% efficiencies (our percentage of the gross gaming revenues divided by our percentage of the gaming devices) within the market for 2010. We follow our efficiency level very closely as we believe this is a useful measure of how well we are performing within the market.

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

At December 31, 2010, Reno had approximately 11,500 gaming devices, of which Gold Dust West-Reno had 475 devices, or 4.1% of the market. For the year ended December 31, 2010, our gross gaming revenues were 3.8% of the Reno market, with an efficiency rate of 93%.

Since its acquisition in June 2006, Gold Dust West-Carson City (formerly Piñon Plaza Resort), has undergone major renovations and changes to the operations emerging January 24, 2007 as the “new” Gold Dust West-Carson City by way of an extensive rebranding program. The Carson City area (state capital) is 30 miles south of Reno and services the areas of Dayton, Gardnerville and Minden surrounding it with a total population base of 60,000 plus. The area had approximately 4,100 gaming devices of which Gold Dust West-Carson City had 403 (10% of total devices). For the year ended December 31, 2010, our efficiency rate was 91%. This property is expected to substantially improve its efficiency through enhanced utilization of its many unique amenities.

At December 31, 2010, Gold Dust West-Elko had 348 gaming devices, representing approximately 11.5% of the total devices in the market. For the year ended December 31, 2010, our gross gaming revenues were 12% of the Elko market, with an efficiency rate of 129%.

Louisiana

As of March 29, 2011, the Louisiana truck plaza video gaming facilities consist of 20 truck plazas located in Louisiana and a share in the gaming revenues of an additional truck plaza. Each truck plaza features a convenience store, fueling operations, a restaurant and up to 50 video gaming devices in the casino depending on the level of fuel sales and available space. At December 31, 2010, our truck plaza video gaming facilities had a combined total of 944 video gaming devices.

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

Virginia

Colonial’s revenues are comprised of: (i) pari-mutuel commissions from wagering on races broadcast from out-of-state racetracks to Colonial’s satellite wagering facilities and the track using import simulcasting; (ii) wagering at the track and Colonial’s satellite wagering facilities on its live races; (iii) commissions from advance deposit account wagering by telephone and over the internet; (iv) admission fees, program and racing form sales, and certain other ancillary deposit account activities; and (v) food and beverage sales and concessions.

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

On November 10, 2008, we closed one of our two satellite wagering facilities in Chesapeake, Virginia. On April 28, 2010, we opened a satellite wagering facility in Henrico County, Virginia, and on August 27, 2010, we opened a satellite wagering facility in Richmond, Virginia. As of December 31, 2010, we operate ten satellite wagering facilities in Virginia.

Since 2004, Colonial Downs has operated an internet account wagering platform in Virginia called EZ Horseplay. In early 2009, Colonial Downs commenced development of a custom built account wagering support kiosk that allows a customer to remotely open a wagering account, fund the account with cash, take a cash withdrawal from their account and print a race track program. The first kiosks, along with a touchscreen version of the EZ Horseplay internet account wagering platform, were deployed in September 2009. As of December 31, 2010, we have deployed approximately 30 kiosks in private clubs, bars and restaurants in Virginia.

Summary of Consolidated Operating Results

Our results of operations reflect the consolidated operations of all our subsidiaries. A summary of our consolidated operating results for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year Ended December 31,
	2010	2009 (As adjusted, see Note 4 of Financial Statements)	2008 (As adjusted, see Note 4 of Financial Statements)
	(Dollars in Thousands)
REVENUES
Gaming:
Casino	$140,265	$139,766	$139,492
Truck stop	61,463	62,983	67,590
Pari-mutuel	27,669	32,276	38,657
Food and beverage	28,720	29,781	30,736
Convenience store—fuel	85,443	60,659	97,021
Other	21,271	22,302	23,508
Less: promotional allowances	(34,907)	(34,301)	(33,718)

Total net revenues	329,924	313,466	363,286

COSTS AND EXPENSES
Gaming:
Casino	48,871	47,348	46,809
Truck stop	37,326	38,784	40,990
Pari-mutuel	21,757	26,077	31,172
Food and beverage	13,726	13,521	15,417
Convenience store—fuel	80,510	57,139	90,714
Other	15,254	16,044	18,260
Marketing, general and administrative	63,054	65,864	68,931
Unrealized (gain) loss on change in fair value of investment in equity securities	(594)	309	6,577
Goodwill impairment	—	—	199
Abandonment costs	—	—	829
Depreciation and amortization	21,331	21,497	20,124

Total costs and expenses	301,235	286,583	340,022

OPERATING INCOME	28,689	26,883	23,264

Interest expense, net	(25,556)	(25,191)	(27,283)
Noncontrolling interest	—	—	(71)

NET INCOME (LOSS) ATTRIBUTABLE TO JEI	$3,133	$1,692	$(4,090)

E.	Comparison of our operations for the year ended December 31, 2010 to the year ended December 31, 2009

All comparisons below begin with the 2010 results followed by the 2009 results.

Casino revenues increased $0.5 million or less than 1% to $140.3 million from $139.8 million. Increases in casino revenues at The Lodge of $3.7 million or 5% were offset by decreases at the Gilpin of $0.7 million or 4%, Gold Dust West-Reno of $2.2 million or 12%, Gold Dust West-Carson City of $0.1 million or 1% and Gold Dust West-Elko of $0.2 million or 2%. Revenues at The Lodge increased primarily due to Amendment 50 becoming effective July 2, 2009. Amendment 50 is benefiting the larger casino properties in Black Hawk. Overall, the City of Black Hawk casino win increased 6% during 2010 compared to 2009. Gold Dust West-Reno continues to be negatively impacted by continued declines in our market area.

Truck stop video poker gaming revenues decreased $1.5 million or 2% to $61.5 million from $63.0 million. The decrease in revenues was experienced at nearly all of our truck stop locations and is consistent with the statewide truck stop video gaming revenue decline of 2% resulting from the continued general economic conditions, including higher unemployment and decreased disposable income for 2010 compared to 2009.

Pari-mutuel revenues decreased $4.6 million or 14% to $27.7 million from $32.3 million. The decrease in revenues is attributable to a $3.7 million decrease in wagering revenues at the racetrack and off track wagering facilities primarily due to an overall decrease in attendance in 2010 compared to 2009, combined with a $0.9 million decrease in account wagering revenues primarily due to a decrease in commission revenue resulting from revised profit sharing agreements with horsemen’s groups as compared to the prior year.

Food and beverage revenues decreased $1.1 million or 4% to $28.7 million from $29.8 million. This decrease is primarily attributable to decreases of $1.6 million at the truck stop facilities, $0.2 million at the Gilpin and $0.5 million at Colonial which correspond to the decreases in gaming revenues. These decreases were somewhat offset by increases of $0.7 million at The Lodge, $0.1 million at the Gold Dust West-Reno, $0.2 million at Gold Dust West-Carson City and $0.2 million at Gold Dust West-Elko.

Convenience store-fuel revenues increased $24.7 million or 41% to $85.4 million from $60.7 million. The increase was primarily due to an increase in the average selling price of fuel to $2.71 per gallon in 2010 from $2.26 per gallon in 2009, combined with an 17% increase in volume. In December 2009, JEI entered into a fuel supply agreement with CITGO Petroleum Corporation (“CITGO”). To help JEI reach the fuel sale volume necessary to qualify for the reduced pricing structure under the CITGO contract, JEI entered into agreements with affiliates to provide fuel at cost for their fuel operations. The increase in fuel sales volume for this period was primarily due to the new affiliate agreements, resulting in an increase in fuel sales revenues totaling $8.0 million in 2010.

Other revenues decreased $1.0 million or 5% to $21.3 million from $22.3 million and were primarily attributable to a $1.2 million decrease in convenience store revenues at the truck stops and receipt of $0.3 million in 2009 of insurance proceeds in excess of hurricane losses incurred during late 2008 at our truck stops, somewhat offset by a one-time oil and gas royalty received in April 2010 totaling $0.5 million and an increase in hotel revenues totaling $0.2 million at The Lodge. Additionally, other revenues at Colonial, Lot D and Sugar Warehouse decreased by a combined $0.3 million.

Promotional allowances increased $0.6 million or 2% to $34.9 million from $34.3 million. Increases in promotional allowances of $2.4 million at The Lodge and $0.2 million at the truck stops were somewhat offset by decreases of $1.8 million at Gold Dust West-Reno, $0.1 million at the Gilpin and $0.1 million at Gold Dust West-Elko.

Casino expenses increased $1.6 million or 3% to $48.9 million from $47.3 million. Increases of $2.1 million at The Lodge and $0.1 million at Gold Dust West- Carson City were somewhat offset by decreases of $0.4 million at the Gilpin and $0.2 million at Gold Dust West-Elko. The increase at The Lodge was primarily due to additional staffing for the table games and extended hours combined with increased gaming taxes resulting from increased casino revenues.

Truck stop gaming expenses decreased $1.5 million or 4% to $37.3 million from $38.8 million and is primarily due to direct costs associated with decreased truck stop video poker gaming revenues.

Pari-mutuel costs and expenses decreased $4.3 million or 17% to $21.8 million from $26.1 million. The decrease is attributable to a $2.7 million decrease in direct costs resulting from decreased pari-mutuel revenues primarily as a result of an overall decrease in attendance as compared to the prior year, combined with a $1.6 million decrease in costs associated with account wagering resulting from revised profit sharing agreements with horsemen’s groups.

Food and beverage costs and expenses increased $0.2 million or 2% to $13.7 million from $13.5 million. Increases of $0.5 million at The Lodge, $0.1 million at the Gilpin, $0.1 million at Gold Dust West-Reno, $0.4 million at Gold Dust West-Carson City and $0.2 million at Gold Dust West-Elko, were offset by decreases of $0.9 million at the truck stops and $0.2 million at Colonial.

Convenience store-fuel expenses increased $23.4 million or 41% to $80.5 million from $57.1 million. The increase was primarily due to an increase in the average cost of fuel to $2.57 per gallon in 2010 from $2.13 per gallon in 2009, combined with an increase in volume as discussed in convenience store-fuel revenues above. In January 2010, we also collected $0.3 million in accounts receivable that had been fully reserved in December 2008. The increase in fuel costs associated with the new affiliate agreements was $8.0 million in 2010.

Other costs and expenses decreased $0.8 million or 5% to $15.2 million from $16.0 million, and were attributable to a $0.7 million decrease in convenience store expenses at the truck stops which correlates to the decrease in convenience store revenues combined with a $0.1 million decrease in hotel expenses at The Lodge.

Marketing, general and administrative expenses decreased $2.8 million or 4% to $63.1 million from $65.9 million. This decrease is primarily the result of a net decrease of $1.9 million at corporate which is comprised of the following: (a) during 2009, we made political contributions in Ohio totaling $2.3 million which did not recur in 2010, combined with decreases of: (b) $0.5 million in professional accounting fees, (c) $0.1 million in legal expenses and (d) $0.4 million in other miscellaneous expenses; somewhat offset by increases of: (e) $0.5 million of costs incurred during 2010 related to the amendment to our credit agreement, (f) $0.5 million for corporate payroll, (g) $0.1 million for travel expenses at corporate and (h) $0.3 million for various political contributions made in 2010. Additionally, we had decreases of $0.2 million at Gold Dust West-Reno, $0.2 million at Gold Dust West-Carson City, $0.6 million at Colonial and $0.4 million at the truck stops. These decreases were somewhat offset by increases of $0.2 million at The Lodge, $0.2 million at the Gilpin and $0.1 million combined at the Nautica Properties.

We account for our investment in MTR Gaming Group, Inc. (“MTR”) as an equity security, in accordance with the fair value option permitted by FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”). An increase in the stock price resulted in an unrealized gain on the change in fair value of investment in equity securities totaling $0.6 million during the year ended December 31, 2010. A decrease in the stock price resulted in an unrealized loss on the change in fair value of investment in equity securities totaling $0.3 million during the year ended December 31, 2009.

Depreciation and amortization expense decreased $0.2 million or 1% to $21.3 million from $21.5 million.

Net interest expense increased by $0.4 million or 1% to $25.6 million from $25.2 million and is attributable to higher effective interest rates on our variable rate bank debt, somewhat offset by a decrease in debt outstanding during the year ended December 31, 2010 compared to the year ended December 31, 2009.

F.	Comparison of our operations for the year ended December 31, 2009 to the year ended December 31, 2008

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

Other revenues decreased $1.2 million or 5% to $22.3 million from $23.5 million and were primarily attributable to a $0.3 million decrease in hotel and other revenues at Gold Dust West-Carson City, a $0.1 million decrease in hotel revenues at The Lodge, a $0.1 million decrease at the Gilpin, a $0.2 million decrease at Colonial, a $0.2 million decrease in Sugar Warehouse revenues and a $0.6 million decrease in convenience store and other revenues at the truck stops, somewhat offset by receipt of $0.3 million of insurance proceeds in excess of hurricane losses incurred during late 2008 at our truck stops.

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

Marketing, general and administrative expenses decreased $3.1 million or 4% to $65.9 million from $68.9 million. This decrease is primarily the result of a $1.5 million decrease at Colonial due to decreases in marketing costs, Instant Racing lobbying costs, insurance costs, travel expenses and administrative salaries, combined with decreases of $0.2 million at The Lodge, $0.8 million at the Gilpin, $0.5 million at Gold Dust West-Reno, $1.2 million at Gold Dust West-Carson City and $0.3 million at the truck stops, somewhat offset by increases of $1.1 million at corporate, $0.2 million at Sugar Warehouse and $0.1 million at Lot D and Flats combined. The decreases at our operating units are the result of cost management efforts at all locations. The increase in corporate overhead is primarily attributable to $2.3 million of Ohio campaign costs incurred during 2009 and an increase in professional accounting fees totaling $0.4 million, somewhat offset by a decrease in labor totaling $0.2 million and $1.4 million of Colorado Amendment 50 campaign costs incurred during 2008. These 2009 and 2008 campaign costs are further discussed in Note 11 to the consolidated financial statements.

Beginning November 1, 2008, we began accounting for our investment in MTR as an equity security, in accordance with the fair value option permitted by ASC Topic 825. Decreases in the stock price resulted in an unrealized loss on the change in fair value of investment in equity securities totaling $0.3 million during the year ended December 31, 2009. During 2008, we recorded impairments totaling $6.6 million on the fair value of our investment in MTR.

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

G.	Segment information for the three years ended December 31, 2010

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

The following is a summary of the net revenues, costs and expenses and EBITDA, for the three years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	For the Years Ended December 31,
	2010	2009 (As adjusted, see Note 4 of Financial Statements)	2008 (As adjusted, see Note 4 of Financial Statements)
NET REVENUES
Colorado:
The Lodge	$78,449	$76,129	$73,853
Gilpin	18,076	18,917	20,200

Total Colorado	96,525	95,046	94,053

Nevada:
Gold Dust West-Reno	17,604	17,968	19,457
Gold Dust West-Carson City	12,621	12,627	13,085
Gold Dust West-Elko	10,911	10,824	10,189

Total Nevada	41,136	41,419	42,731

Louisiana	160,445	139,832	182,101
Virginia	31,285	36,512	43,592
Corporate and other	533	657	809

Total Net Revenues	329,924	313,466	363,286

COSTS AND EXPENSES (excluding depreciation and amortization, net interest expense and income taxes)
Colorado:
The Lodge	51,591	48,917	48,094
Gilpin	13,713	13,804	14,793

Total Colorado	65,304	62,721	62,887

Nevada:
Gold Dust West-Reno	12,090	12,257	13,218
Gold Dust West-Carson City (3)	12,899	12,591	14,364
Gold Dust West-Elko	9,028	8,995	8,901

Total Nevada	34,017	33,843	36,483

Louisiana	141,190	121,280	160,413
Virginia (4)	29,802	34,965	42,993
Corporate overhead and other (1) (2) (5)	9,591	12,277	17,122

Total Costs and Expenses	279,904	265,086	319,898

EBITDA
Colorado:
The Lodge	26,858	27,212	25,759
Gilpin	4,363	5,113	5,407

Total Colorado	31,221	32,325	31,166

Nevada:
Gold Dust West-Reno	5,514	5,711	6,239
Gold Dust West-Carson City (3)	(278)	36	(1,279)
Gold Dust West-Elko	1,883	1,829	1,288

Total Nevada	7,119	7,576	6,248

Louisiana	19,255	18,552	21,688
Virginia (4)	1,483	1,547	599
Corporate overhead and other (1) (2) (5)	(9,058)	(11,620)	(16,313)

Total EBITDA	$50,020	$48,380	$43,388

See Notes on page 49.

General

See sections D and E above which provide explanations regarding the fluctuations in our revenues and costs and expenses by property and segment.

During the last six months of 2009 and the full year of 2010, the larger Colorado properties, including The Lodge, benefited from the new games, higher limits and extended hours that began on July 2, 2009. However, throughout most of 2008 through 2010, net revenues at most of our other properties have been negatively impacted by local and general economic conditions, including higher unemployment and decreased disposable income. Fuel prices were higher in 2010 and 2008 than in 2009. Except for The Lodge, costs and expenses are generally lower due to cost management efforts at all of our properties, combined with a decrease in direct costs associated to the decrease in net revenues. Year-over-year, costs and expenses increased at The Lodge as a result of additional training, personnel and other expenses resulting from our preparations to take advantage of the new gaming legislation, combined with increased gaming taxes resulting from increased revenues. Costs and expenses in Louisiana fluctuated primarily as a result of the changes in fuel prices.

The Lodge

Net revenues at The Lodge increased by 3% while EBITDA decreased 1% for the year ended December 31, 2010 compared to the same period of 2009 primarily due to the new gaming legislation that began on July 2, 2009. Labor costs, gaming taxes and other expenses were consistent with the change in revenues. The smoking ban which became effective in Colorado on January 1, 2008 had a significant negative impact in 2008. For the year ended December 31, 2009 compared to the year ended December 31, 2008, EBITDA increased 6%.

Gilpin

EBITDA at the Gilpin decreased 15% for the year ended December 31, 2010 compared to the same period of 2009. Year-over-year, table games revenues increased primarily due to the new gaming legislation, offset by a decrease in player banked poker due to the March 2010 closure of the poker room at the Gilpin combined with a decrease in slots and other revenues due to the general economic conditions discussed in the “General” section above. Marketing costs were higher during 2010 than 2009. For the year ended 2009 compared to 2008, the Gilpin experienced a 6% decrease in revenues and a 5% decrease in EBITDA .

Gold Dust West-Reno

The Reno market has experienced significant slot revenue declines during 2010 and 2009 compared to 2008 revenue levels. EBITDA at Gold Dust West-Reno decreased 3% for the year ended December 31, 2010 compared to the same period of 2009 and 8% for the year ended December 31, 2009 compared to 2008 primarily due to a decrease in slot revenues resulting from the local and general economic conditions discussed in the “General” section above, substantially offset by a decrease in promotional allowances.

Gold Dust West-Carson City

EBITDA at Gold Dust West-Carson City decreased $0.3 million for the year ended December 31, 2010 compared to the same period of 2009. On April 1, 2010, we opened a new restaurant resulting in additional labor, food and beverage and other start-up costs. EBITDA increased $1.3 million for the year ended 2009 compared to 2008 primarily due to reductions in labor, advertising and other operating costs and expenses. Furthermore, a goodwill impairment totaling $0.2 million was recorded at Gold Dust West-Carson City during the year ended December 31, 2008. No goodwill impairment was recorded during 2010 or 2009.

Gold Dust West-Elko

EBITDA at Gold Dust West-Elko increased less than $0.1 million for the year ended December 31, 2010 compared to the same period of 2009 primarily due to a decrease in promotional allowances, somewhat offset by lower slot revenues. For the year ended December 31, 2009 compared to the same period of 2008, EBITDA increased $0.5 million primarily due to increases in slot revenues resulting from increases in promotional allowances.

Louisiana

EBITDA at the Louisiana truck stops increased 4% for the year ended December 31, 2010 compared to the same period of 2009 primarily due to an increase in fuel gross profit per gallon, somewhat offset by decreases in gaming and non-gaming revenues resulting from the general economic conditions discussed in the “General” section above. EBITDA decreased 14% in 2009 compared to 2008, primarily due to decreases during the third and fourth quarters of 2009 in gaming and non-gaming revenues resulting from the general economic conditions discussed in the “General” section above, combined with a decrease in fuel gross profit per gallon. Additionally, during the third quarter of 2008, hurricanes Gustav and Ike struck certain of our Louisiana operations causing minimal damage to our properties but significant damage in the region. All of our properties were operating within approximately two days, resulting in an increase in gaming and non-gaming revenues during the third and fourth quarters of 2008.

Virginia

EBITDA at our pari-mutuel operations in Virginia decreased less than $0.1 million for the year ended December 31, 2010 compared to the same period of 2009 but increased $0.9 million for the year ended December 31, 2009 compared to the same period of 2008. During 2008, Virginia recorded abandonment costs totaling $0.8 million for the closure of a satellite wagering facility. No similar charges were recorded during 2010 or 2009.

Corporate Overhead and Other

The EBITDA loss at corporate decreased $2.6 million for the year ended December 31, 2010 compared to the same period of 2009 and decreased $4.7 million for the year ended December 31, 2009 compared to the same period of 2008. These fluctuations are primarily due to the variability in the stock price of our investment in MTR as follows: a $0.6 million gain in 2010, a $0.3 million loss in 2009 and a $6.6 million loss in 2008. Additionally, we expended $0.5 million during 2010 for the amendment to our credit agreement, $2.3 million during 2009 for campaign costs in Ohio and $1.4 million during 2008 for campaign costs in Colorado. After adjusting for these unusual items, the EBITDA loss increased 2% in 2010 compared to 2009, primarily due to the Nautica Properties, and increased 8% in 2009 compared to 2008, primarily due to higher professional accounting fees.

Reconciliation of EBITDA to Net Income (Loss)

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure, to our net income (loss), a GAAP financial measure (dollars in thousands):

Year Ended December 31, 2010	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$26,858	$5,028	$6,664	$15,166
Gilpin	4,363	1,764	1,899	700

Total Colorado	31,221	6,792	8,563	15,866

Nevada:
Gold Dust West-Reno	5,514	1,558	2,619	1,337
Gold Dust West-Carson City	(278)	2,270	1,534	(4,082)
Gold Dust West-Elko	1,883	2,518	1,070	(1,705)

Total Nevada	7,119	6,346	5,223	(4,450)

Louisiana	19,255	4,990	4,175	10,090
Virginia	1,483	2,261	532	(1,310)
Corporate overhead and other (1)	(9,058)	942	7,063	(17,063)

TOTAL	$50,020	$21,331	$25,556	$3,133

Year Ended December 31, 2009 (As adjusted, see Note 4 of Financial Statements)	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$27,212	$5,148	$6,782	$15,282
Gilpin	5,113	1,939	1,904	1,270

Total Colorado	32,325	7,087	8,686	16,552

Nevada:
Gold Dust West-Reno	5,711	1,598	2,618	1,495
Gold Dust West-Carson City	36	1,948	1,534	(3,446)
Gold Dust West-Elko	1,829	2,438	932	(1,541)

Total Nevada	7,576	5,984	5,084	(3,492)

Louisiana	18,552	5,307	4,041	9,204
Virginia	1,547	2,124	577	(1,154)
Corporate overhead and other (2)	(11,620)	995	6,803	(19,418)

TOTAL	$48,380	$21,497	$25,191	$1,692

Year Ended December 31, 2008 (As adjusted, see Note 4 of Financial Statements)	EBITDA	Depreciation and Amortization	Interest Expense, net	Noncontrolling Interest	Net Income (Loss)
Colorado:
The Lodge	$25,759	$4,825	$6,715		$14,219
Gilpin	5,407	1,998	1,903		1,506

Total Colorado	31,166	6,823	8,618		15,725

Nevada:
Gold Dust West-Reno	6,239	1,589	2,617		2,033
Gold Dust West-Carson City (3)	(1,279)	2,079	1,533		(4,891)
Gold Dust West-Elko	1,288	2,364	1,423		(2,499)

Total Nevada	6,248	6,032	5,573		(5,357)

Louisiana	21,688	4,219	4,875		12,594
Virginia (4)	599	2,114	520		(2,035)
Corporate overhead and other (5)	(16,313)	936	7,697	$(71)	(25,017)

TOTAL	$43,388	$20,124	$27,283	$(71)	$(4,090)

(1)	Included in corporate overhead and other for 2010 is a $0.6 million gain on the change in fair value of investment in equity securities and costs incurred related to the amendment to our credit agreement totaling $0.5 million.
(2)	Included in corporate overhead and other for 2009 is a $0.3 million loss on the change in fair value of investment in equity securities and $2.3 million we expended in opposition of a constitutional amendment in Ohio.
(3)	Included in Gold Dust West-Carson City for 2008 is a $0.2 million impairment of goodwill.
(4)	Included in Virginia for 2008 is a $0.8 million charge for the closure of a satellite wagering facility.
(5)	Included in corporate overhead and other for 2008 is a $6.6 million impairment of the fair value of an investment in equity securities and $1.4 million we expended in support of a constitutional amendment in Colorado to expand games, limits and hours.

H.	Liquidity and capital resources—December 31, 2010

Cash and cash equivalents remained constant at $24.2 million as of December 31, 2010 and 2009, resulting from $27.2 million cash provided by operating activities, $12.0 million cash used in investing activities, and $15.2 million used in financing activities, which is further discussed below. Our primary sources of liquidity are cash provided by operating activities and external borrowings. Our primary uses of cash are for debt service, capital improvements, development and acquisitions. Cash flows provided by operating activities increased $5.3 million for the year ended December 31, 2010 compared to the same period of 2009 and decreased $3.7 million for the year ended December 31, 2009 compared to 2008. The year-over-year increase in operating cash flows from 2009 to 2010 is primarily due to routine fluctuations in accounts payable and other current liabilities resulting from cash management activities combined with an increase in operating income after adjusting for non-cash transactions. The year-over-year decrease in operating cash flows from 2008 to 2009 is consistent with our decrease in operating income after adjusting for non-cash transactions.

The cash used in investing activities during 2010 was the result of property and equipment and device rights additions totaling $12.3 million for ongoing capital investments at our existing properties, somewhat offset by $0.3 million of proceeds from the sale of equipment. The cash used in investing activities during 2009 was the result of property and equipment and device rights additions totaling $14.1 million for ongoing capital investments at our existing properties, $2.7 for the atrium expansion project at The Lodge, $0.3 million for Mississippi land purchase transactions, and $0.2 million to acquire the noncontrolling interest of Sugar Warehouse, offset by $0.4 million of proceeds from the sale of equipment. Net cash used in investing activities was consistent for the year ended December 31, 2009 compared to the same period of 2008. The cash used in investing activities during 2008 was the result of property and equipment and device rights additions totaling $18.1 million for capital investments at our existing properties, offset by $0.4 million of proceeds from the sale of equipment.

The cash provided by or used in our financing activities varies significantly from year to year depending upon the cash provided by operations and investing activities, both of which are discussed above, as well as our cash position. The cash used in financing activities during 2010 was the result of net payments on the revolving senior credit facility totaling $7.5 million, payments on long-term debt totaling $2.4 million, payments to obtain financing totaling $1.5 million and distributions to stockholder totaling $3.8 million, including $2.8 million for the purchase of Flats.

As of December 31, 2010, we had $28.5 million available on our $40 million revolving senior credit facility for acquisitions, capital expenditure programs and working capital. As of December 31, 2010, our total debt approximates $282.2 million. Our future liquidity, which includes our ability to make semi-annual interest payments on June 15 and December 15 of each year, depends upon our future operational success. Our failure to pay interest, repay our indebtedness when due, or maintain compliance with our debt covenants would result in an event of default under both our senior credit facility and our note indenture. At December 31, 2010, we were in compliance with our financial covenants.

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

We believe that our cash flow from operations, cash and cash equivalents and our $40 million senior revolving credit facility discussed above will be adequate to meet our debt service obligations and operational expenditures, as well as our capital expenditure requirements for the next twelve months. During 2011, we currently anticipate spending approximately $15 million for discretionary capital expenditures. While we believe these sources will provide us sufficient liquidity over the next twelve months, we can give no assurance that these sources of cash will be sufficient to enable us to do so. Further, in addition to our normal capital expenditure requirements, we anticipate that we will pursue the acquisition of other properties and continue to engage in the pursuit of new development opportunities. It is possible that we may need to enter into new financing arrangements and raise additional capital in the future if we are unable to generate sufficient cash to sustain expansion. Our ability to incur additional debt is further restricted by the terms and covenants of our senior secured bank credit facility and senior unsecured notes. We can give no assurance that we will be able to raise any capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, and therefore heighten the related risks we currently face.

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

The following table provides disclosure concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of December 31, 2010.

(In Thousands)	Total	Next 12 Months	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$353,892	$26,353	$107,271	$220,268	$—
Capital lease obligations	7,216	520	948	1,586	4,162
Operating leases (2)	38,141	3,079	5,746	5,163	24,153
Purchase obligations (3)	287,429	73,377	146,753	67,299	—
Other long-term obligations (4)	21,404	2,081	3,371	2,827	13,125

Total contractual cash obligations	$708,082	$105,410	$264,089	$297,143	$41,440

(1)	Long-term debt includes principal and interest owing under the terms of our senior unsecured notes, our senior secured credit facility and capital leases. Interest on variable rate debt is computed based on rates outstanding at December 31, 2010.
(2)	Operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia, office space in Colorado, Louisiana, Virginia and Florida, and other equipment leases at all locations.
(3)	Purchase obligations include five-year fuel supply agreements for gasoline and diesel fuel. Fuel volumes are specified in the contracts. The purchase price is a variable market-based price. The long-term obligations in this table were derived using the applicable contract prices for gasoline and diesel fuel at December 31, 2010 multiplied by the actual fuel volumes per the contracts.
(4)	Other long-term obligations include a 20-year, $1.25 million per year management agreement with Jacobs Investments Management Co. Inc., an affiliated company, and our obligation to pay $0.90 per operating video poker machine per day to Jalou Device Owner, L.P., the related party owner of the video poker machines in order to maintain the machines used in our truck plaza operations. In addition, Colonial has entered into an agreement with a totalisator company, which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications. The amendment provides for a minimum charge per calendar year of $205,000. Other long-term obligations also include various surveillance and service agreements in Louisiana and at the corporate office.

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

I.	Critical accounting policies and estimates

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

During 2010, based on operating results, we were required, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment, to assess our ability to recover the recorded cost of the Gold Dust West-Carson City and Virginia long-lived assets. We prepared a cash flow analysis based on management’s best estimate in an effort to assess the likelihood of recovering the cost of these assets. Based on these projections and the related underlying assumptions as well as our knowledge of the Carson City and Virginia markets, we believe that we will be able to recover the carrying cost of these assets and no impairment currently exists. However, future events such as actual performance versus projected performance, continued market decline, increased and/or changing competitive forces, or other unforeseen events could change our estimates and cause us to recognize an impairment in the carrying value of the Gold Dust West-Carson City or Virginia long-lived assets in future periods. Such an impairment could be material to our financial position and results of operations.

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

Our reporting units with goodwill balances at December 31, 2010 are The Lodge ($4.2 million), Gilpin ($2.5 million), Gold Dust West-Reno ($8.8 million) and Louisiana ($31.0 million). There is no goodwill recorded in our Gold Dust West-Carson City, Gold Dust West-Elko or Virginia reporting units. We performed our most recent annual impairment test for these reporting units as of September 30, 2010. Our annual impairment test included an analysis of the gaming industry overall as well as an analysis of the specific locations in which we operate. We determined the fair values for each of these reporting units using both the market approach (recent comparable transactions from which we derived an applicable valuation multiple) and the income approach (net present value of our anticipated future cash flows). These fair values were then compared to the carrying values for the respective reporting unit. We determined that goodwill was not impaired at any of our reporting units as of September 30, 2010. Furthermore, if the fair value of any of our reporting units declined by 10%, no goodwill impairment would be required. During 2008, we recorded a goodwill impairment totaling $0.2 million at our Gold Dust West-Carson City reporting unit, which is further discussed in Note 3 to the financial statements.

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

We have issued $210 million of 9 3/4% fixed rate senior unsecured notes due in 2014 and a $100 million variable rate senior secured credit facility consisting of: (i) a $40 million revolving credit facility, of which $3 million is due in 2011 and the remainder is due in 2012, (ii) a $40 million term loan facility due in 2012, and (iii) a $20 million delayed draw term loan due in 2012. As of December 31, 2010, $11.5 million is outstanding on the senior secured revolving credit facility and $57.4 million is outstanding on our senior secured term loan debt, bearing interest at a blended variable rate approximating 3.33% at December 31, 2010. As of December 31, 2010, $28.5 million was available on the revolving credit facility.

If market interest rates increase, our cash requirements for interest on the senior secured credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior secured credit facility balance would also decrease. There would be an approximate change in our cash requirements of $0.2 million annually for interest should market rates increase or decrease by 10% compared to interest rate levels at December 31, 2010.

We currently do not use interest rate swaps or other similar investments to alter interest rate exposure.

JEI owns an investment in the publicly traded equity of MTR Gaming Group, Inc. (“MTR”). Market prices for equity securities are subject to fluctuation. Fluctuation in the market price of such a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, and general market conditions. Consequently, the amount realized on any ultimate sale of this investment may significantly differ from the reported market value as of December 31, 2010.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

There is no information we were required to report on Form 8-K during our fourth fiscal quarter of the year ended December 31, 2010 that was not so reported.

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table provides information regarding our directors and executive officers and key employees as of March 1, 2011

Name	Age	Position
Jeffrey P. Jacobs	57	Chief Executive Officer, Secretary, Treasurer and Chairman of the Board
Stephen R. Roark	63	President
Ian M. Stewart	56	President of Pari-Mutuel Wagering Operations
Michael T. Shubic	57	Chief Operating Officer
Brett A. Kramer	42	Chief Financial Officer
Stanley Politano	61	Executive Vice President
Emanuel J. Cotronakis	40	Executive Vice President, General Counsel and Assistant Secretary

Jeffrey P. Jacobs is our Chairman, Chief Executive Officer, Secretary and Treasurer and sole director. He is also Chairman and Chief Executive Officer of Colonial, and Chairman and Chief Executive Officer of Black Hawk Gaming, two of our subsidiaries. From 1996 to 2007, he served as Chairman and Chief Executive Officer of Diversified Opportunities Group Ltd. (“Diversified”), a company co-founded by Mr. Jacobs and his father, Richard E. Jacobs, and based in Cleveland, Ohio, that had investments in gaming companies and other ventures. Jacobs Entertainment, Inc. acquired Diversified on February 22, 2002 and it was dissolved in 2007. Mr. Jacobs serves as the Chairman and Chief Executive Officer of Jacobs Investments, Inc., a company which owns all of our equity securities and which engages in a variety of private equity transactions and other investments. From 1975 to present, Mr. Jacobs has also served as the Chairman and Chief Executive Officer of Jacobs Investments Management Co., Inc., a company engaged in the development, construction and operations of various residential and commercial real estate projects in Ohio. Mr. Jacobs became a director of MTR Gaming Group, Inc. (“MTR”) on May 6, 2008 and became its chairman on October 31, 2008. In March 2010, Mr. Jacobs resigned from MTR’s Board of Directors. MTR has a class of equity securities registered under the Securities Exchange Act of 1934.

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

Brett A. Kramer has been our Chief Financial Officer since December 5, 2006. He has been employed by us and certain of our predecessor subsidiaries since 1994. He was responsible for overseeing accounting managers and controllers of our multi-state operating subsidiaries, over 30 in all. He has also been involved in developing our system of internal controls in order to comply with various gaming regulations and provisions of the Sarbanes-Oxley Act of 2002. Mr. Kramer was a staff and senior accountant for five years with Deloitte & Touche, LLP. He graduated with a degree in accounting from the University of Colorado in 1990.

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

During 2010, the total cash compensation to Jeffrey P. Jacobs is limited to an aggregate of $1 million per year under our credit agreements. As a result, most elements of our compensation plans discussed below do not include our CEO, Jeffrey P. Jacobs. However, as also discussed below, our sole shareholder nonetheless is entitled under our credit agreements to certain tax distributions since, as a Qualified Subchapter S-Corporation Subsidiary, our taxable income flows through and is taxed to it. Finally and also as discussed in detail in Item 13 below, Mr. Jeffrey P. Jacobs has received certain direct dividends from us and constructive dividends resulting from the accounting treatment required of certain related party transactions.

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

The following table sets forth information regarding the compensation paid by us to each of the following individuals for services rendered in all capacities for the years indicated:

Name and Principal Position(1)	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation (2)(3)	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Jeffrey P. Jacobs	2010 2009 2008	727,500 758,942 562,500	72,716 — 250,000					1,250,000 1,325,000 1,340,000	2,050,216 2,083,942 2,152,500
Stephen R. Roark	2010 2009 2008	465,407 485,571 457,816	50,000 — 133,000						515,407 485,571 590,816
Ian M. Stewart	2010 2009 2008	307,494 298,852 300,661	15,000 — 65,000						322,494 298,852 365,661
Michael T. Shubic	2010 2009 2008	357,381 361,175 339,094	40,000 — 98,000						397,381 361,175 437,094
Brett A. Kramer	2010 2009 2008	245,663 256,302 231,821	30,000 — 70,000						275,663 256,302 301,821
Stanley Politano	2010 2009 2008	173,764 181,226 171,440	22,577 — 49,000						196,341 181,226 220,440
Emanuel J. Cotronakis(4)	2010 2009 2008	410,096 188,077 —	40,000 — —						450,096 188,077 —

(1)	See Item 10 above which describes the principal positions of the named executives.
(2)	See Item 13 below which describes consulting fees paid to Jacobs Investments Management Co., Inc., an affiliate of Mr. Jacobs.
(3)	Also see Director Compensation and Item 13 below that describe distributions to our owner during 2010, which directly and indirectly benefited our Chief Executive Officer.
(4)	Mr. Cotronakis assumed his positions effective July 31, 2009.

Employment Agreements

As of December 31, 2010, three of our executive officers are a party to an Executive Employment Agreement as follows:

			Base Salary
Name	Title	Effective Date	Year One	Year Two	Year Three
Michael T. Shubic	Chief Operating Officer	July 1, 2009	$350,000	$360,500	$371,315

Ian M. Stewart	President of Pari-Mutuel Wagering Operations	August 1, 2009	300,000	309,000	318,270

Emanuel J. Cotronakis	Executive Vice President, General Counsel and Assistant Secretary	July 31, 2009	400,000	425,000	450,000

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

Director Compensation

We had two directors, Jeffrey P. Jacobs, who is also our CEO, and Richard E. Jacobs, his father. In 2008, Richard E. Jacobs was paid $187,500 for his service as a director. Effective October 15, 2008, Richard E. Jacobs resigned his position as a member of the Board of Directors of JEI. Our directors received no other compensation for their services as directors. During 2010 and 2009, no director’s fees were paid.

As explained in Item 13 below, our stockholder received compensation from us in 2010 as a result of amounts accounted for as a distribution resulting from the sale of a certain Nautica Property. Additionally, annual distributions may be made to our owner in an aggregate amount not to exceed the greater of $1 million and 50% of consolidated net income as defined in our credit agreement and indenture. Distributions to our stockholder totaled $3,800,000 in 2010, including $2,800,000 for the purchase of Flats Development, Inc.

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

During 2010, there were no interlocking relationships between any member of our board of directors and any of our executive officers that would be required to be disclosed under Item 407(e)(4) of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 1, 2011, there were 1,500 shares of our common stock outstanding divided into 1,320 Class A shares and 180 Class B shares. The shares are equal in all respects except that each Class B share entitles the holder to 50,000 votes on each matter required to be voted upon by our shareholders. We have no equity compensation, stock option or similar plans relating to our equity securities. All 1,500 shares (100%) of our issued and outstanding common stock are owned by Jacobs Investments, Inc., a Delaware corporation (“JII”).

The following table sets forth certain information regarding the beneficial ownership of JII’s common stock as of March 1, 2011, for each stockholder who is known by us to own beneficially more than 5% of JII’s common stock.

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

JIMCO Management Agreement

In order to assist us in our efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, we have a consulting agreement with Jacobs Investments Management Co. Inc. (“JIMCO”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two of his business associates. This agreement calls for payments of $1.25 million per year payable in two equal installments of $625,000 on January 1st and July 1st plus 2.5% of budgeted development costs for projects undertaken by us, if certain debt covenant ratios are met. Totals expenses incurred under this agreement with JIMCO were $1,250,000, $1,325,000 and $1,340,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Transactions with Affiliate Truck Stops

We allocate management, accounting and overhead costs incurred by JEI to various truck stops owned by Gameco Holdings, Inc. (“Gameco”), another wholly owned subsidiary of JII. These costs totaled $1,200,000, $1,101,000, and $1,157,000 for the years ended December 31, 2010, 2009 and 2008, respectively. We expect to continue to render management and accounting services to Gameco in the future. We believe the fees paid to us are no less favorable to us than those that would be paid to unaffiliated vendors. Additionally, beginning in December 2009, to help JEI reach the fuel sale volume necessary to qualify for the reduced pricing structure under the fuel supply agreements with CITGO Petroleum Corporation (see Note 8 to the financial statements), we entered into agreements with various Gameco subsidiaries to provide gasoline and diesel fuel at cost for their fuel operations. We provided gasoline and diesel fuel totaling $7,968,000 to Gameco subsidiaries for the year ended December 31, 2010.

Gameco owns and has the right to acquire additional video gaming truck plazas in Louisiana. We have the right to purchase any existing or future video gaming facilities acquired by Gameco at a price equal to (i) the lesser of (a) seven times trailing 12 months EBITDA, and (b) the sum of the consideration paid by the affiliated company plus or minus an adjustment for working capital and plus an amount equal to the trailing 12 months EBITDA, or (ii) an amount supported by a fairness opinion by a nationally recognized accounting, investment banking or appraisal firm; provided that after giving effect to each such acquisition and pro forma for contemplated expenditures, we must be in pro forma compliance with all financial covenants under our credit agreements. Any such acquisitions by us could result in significant profits to Gameco.

On January 31, 2011, we acquired two truck plaza video gaming facilities in Louisiana, Cash Magic Springhill, LLC and Cash Magic Vivian, LLC, for $5,461,797 and $4,912,718, respectively, which were previously wholly owned by Gameco. The acquisitions of these businesses will be accounted for as combinations of entities under common control during 2011.

Jalou Device Owner, L.P.

Under Louisiana law, video poker machines must be owned by Louisiana residents. Through October 2009, the Jalou truck plaza video gaming facilities paid a fee to the third party owner of the machines in order to maintain the machines used in our truck plaza operations, plus reimbursement for the owner’s licensing costs and various other expenses. Beginning in November 2009, the ownership of the video poker machines and the related repair parts inventory used by the Jalou truck plazas was transferred from the third party owner to a related party, Jalou Device Owner, L.P. (“Device Owner”), of which Gameco owns 49% and is the general partner. Two Louisiana residents own 51% and are the limited partners. The Jalou truck plazas pay 90 cents per operating video poker machine per day to Device Owner, plus reimbursement for Device Owner’s licensing costs. Total expense under these arrangements was $1,301,000, $1,126,000 and $1,273,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Other Related Party Transactions

During 2009, we incurred expenses with the R.E. Jacobs Group for JEI-related airplane usage totaling $113,000. Additionally, Flats periodically received working capital advances from JIMCO, our CEO and the mother of our CEO. These advances totaled $731,000 as of December 31, 2009 and are included in the balances due to affiliates discussed below. These working capital advances were settled upon acquisition of Flats by JEI during 2010.

Balances Due To/From Affiliates

Each of the above related party transactions results in either receivables from or payables to our affiliates. As of December 31, 2010 and 2009, these transactions resulted in net receivables from affiliates totaling $1,276,000 and $1,023,000, respectively. As of December 31, 2010 and 2009, these transactions resulted in net payables to affiliates totaling $639,000 and $1,469,000, respectively.

Nautica Properties

During July 2006, we acquired from affiliated parties options to lease and options to purchase six businesses and their related assets, including various parcels of land, buildings and related improvements, on the west bank of the Cuyahoga River in Cleveland, Ohio. We refer to these businesses and their related assets, covering an aggregate of approximately 624,000 square feet of land (14.4 acres) and a building comprised of 47,380 square feet of net rentable space, as the Nautica Properties.

On April 1, 2008, we acquired a business and its related assets referred to as “Lot D” for $800,000, which was accounted for as a distribution to our stockholder. The company that owned this business was wholly owned by our Chairman and Chief Executive Officer (“CEO”). The net assets acquired were $131,000. On January 21, 2009, we acquired a second Nautica Properties based business and its related assets referred to as “Sugar Warehouse” for $2,450,000 from a limited partnership controlled by our CEO. An affiliate (“Affiliate”) of our CEO owned 82% of the general partner interests and 16.4% of the limited partner interests of the seller. A distribution of $2,238,000 was recorded on the acquisition date for the portion of the purchase price attributable to our CEO. The net assets acquired were $1,721,000.

On July 7, 2010, we exercised our option and entered into a purchase agreement to acquire a third Nautica Properties based business and its related assets referred to as “Flats” for $2,800,000, which was accounted for as a distribution to our stockholder. Closing of the transaction occurred on August 16, 2010. Flats was controlled by the mother and sister of our CEO, and was accounted for as a combination of entities under common control. The net assets acquired were $1,637,000.

In July 2010, we amended the three remaining unexercised option agreements and extended the option periods to July 11, 2012 giving us the right to purchase or enter into long-term leases on the three remaining Nautica Properties businesses and their related assets.

On January 18, 2011, we acquired a fourth Nautica Properties based business and its related assets referred to as “Nautica Phase 2” for $1,250,000 from a limited partnership. The general partner owned 1% and the limited partners owned 99% of the limited partnership. Our CEO owned 58% of the general partner interests and controlled the partnership. Third parties owned the remaining 42% of the general partner interests and the 99% limited partnership interest. The acquisition of this business will be accounted for as a combination of entities under common control during 2011. Therefore, the portion of Nautica Phase 2 acquired from our CEO will be recorded at the historical cost bases in the assets and liabilities transferred and the portion of Nautica Phase 2 acquired from third parties will be recorded at fair value at the acquisition date using the acquisition method of accounting.

The remaining two unexercised Nautica Properties options require aggregate payments totaling $100,000 per year. Our CEO owns varying interests in the two remaining parcels. Although we may elect not to exercise the remaining options unless casino gaming opportunities arise, we nonetheless have the right to acquire all or part of the remaining Nautica Properties for other purposes. If we decide to exercise our two remaining options, the aggregate annual lease payments on the remaining two parcels would be $230,000. If both remaining parcels are purchased, the total purchase price would be $2.3 million. The purchase price and rent payments would be increased based on independent appraisals of the land, improvements and other assets values if, in the future, a casino were to be licensed on the Nautica Properties.

Other Investments

We may invest up to $3 million per year in private or publicly traded securities of unaffiliated companies. These investments may be selected and managed by JII, provided that under our senior credit agreement our pro forma consolidated leverage ratio (ratio of our total pro forma debt to our pro forma EBITDA) must be 5.0 to 1.0 or less after giving effect to any such investment and provided that under our note indenture our fixed charge coverage ratio (ratio of our Consolidated EBITDA to our fixed charges, primarily interest) was at least 2.0 to 1.0 for the preceding four quarter period; and provided further that to the extent that less than $3.0 million in the aggregate of such investments are made in any fiscal year, the unused amount may be used in the succeeding fiscal year, subject to the pro forma leverage condition just discussed. Furthermore, we may invest an aggregate amount not to exceed $5.0 million at any time outstanding. At December 31, 2010, we had invested $7,943,000 (cost) in the securities of an unaffiliated public company; the market value of such securities at December 31, 2010 was $1,652,000.

Director Independence

We are a privately held company wholly owned by Jacobs Investments, Inc. which in turn is owned beneficially by our director, Jeffrey P. Jacobs, who is also our Chief Executive Officer and two trusts created by him. Therefore, our board of directors is not independent, nor are any independence standards applicable to us as a result of stock exchange or any other self-regulatory organization’s requirements. Mr. Jacobs approves all transactions required to be reported under this Item giving due regard to the covenants in our bank credit agreement and in our note indenture.

Item 14.	Principal Accountant Fees and Services.

Fees paid to our registered public accounting firm for the last two years were as follows:

	Year Ended December 31,
	2010	2009
Audit fees	$1,107,000	$1,428,000
Audit related fees*	25,000	30,000
Tax fees**	314,000	388,000
All other fees	160,000	21,000

*	Audit-related fees are comprised of our 401(k) audits and fees.
**	Tax fees are principally comprised of preparation of federal and state corporate income tax returns, various state tax returns, and research and related tax consultation services.

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

A list of the exhibits filed, or incorporated by reference as part of this Annual Report on Form 10-K is set forth in the Exhibit Index which immediately precedes such exhibits and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACOBS ENTERTAINMENT, INC.

By:	/s/ JEFFREY P. JACOBS
Jeffrey P. Jacobs
Chief Executive Officer

By:	/s/ BRETT A. KRAMER
Brett A. Kramer
Chief Financial Officer

Date: March 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY P. JACOBS	Chairman of the Board of Directors and Chief	March 29, 2011
Jeffrey P. Jacobs	Executive Officer (Principal Executive Officer)

/s/ BRETT A. KRAMER	Chief Financial Officer	March 29, 2011
Brett A. Kramer	(Principal Financial and Accounting Officer)

Jacobs Entertainment, Inc.

Consolidated Financial Statements as of December 31, 2010 and 2009, and for the Years Ended December 31, 2010, 2009 and 2008, and Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Jacobs Entertainment, Inc.

Golden, Colorado

We have audited the accompanying consolidated balance sheets of Jacobs Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jacobs Entertainment, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 29, 2011

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 and 2009

(Dollars in thousands)

	2010	2009 (As adjusted, see Note 4)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,234	$24,205
Restricted cash	1,211	1,121
Accounts receivable, net of allowance for doubtful accounts of $607 and $910, respectively	2,906	2,993
Due from affiliates	1,276	1,023
Inventory	3,429	3,039
Prepaid expenses and other current assets	2,976	2,850

Total current assets	36,032	35,231

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	62,465	62,397
Buildings and improvements	192,319	190,236
Equipment, furniture and fixtures	102,301	95,164
Leasehold improvements	3,213	3,201
Construction in progress	1,033	594

	361,331	351,592
Less accumulated depreciation	(125,323)	(107,285)

Property, plant and equipment, net	236,008	244,307

OTHER NONCURRENT ASSETS:
Goodwill	46,471	46,471
Identifiable intangible assets, net	7,425	8,173
Debt issue costs, net	5,016	5,695
Investment in equity securities	1,652	1,058
Other assets	1,692	2,605

Total other noncurrent assets	62,256	64,002

TOTAL	$334,296	$343,540

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,220	$6,367
Accrued expenses	16,442	15,984
Due to affiliates	639	1,469
Current portion of long-term debt and capital lease obligations	3,738	2,117

Total current liabilities	29,039	25,937
Long-term debt and capital lease obligations	278,421	291,070
Other noncurrent liabilities	1,114	1,011

Total liabilities	308,574	318,018

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDER’S EQUITY:
Class A Common stock, $.01 par value; 1,800 shares authorized, 1,320 shares issued and outstanding as of December 31, 2010 and 2009	—	—
Class B Common stock, $.01 par value; 200 shares authorized, 180 shares issued and outstanding as of December 31, 2010 and 2009	—	—
Additional paid-in capital	27,724	30,657
Accumulated deficit	(2,002)	(5,135)

Total stockholder’s equity	25,722	25,522

TOTAL	$334,296	$343,540

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

(Dollars in thousands)

	2010	2009 (As adjusted, see Note 4)	2008 (As adjusted, see Note 4)
REVENUES
Gaming:
Casino	$140,265	$139,766	$139,492
Truck stop	61,463	62,983	67,590
Pari-mutuel	27,669	32,276	38,657
Food and beverage	28,720	29,781	30,736
Convenience store—fuel	85,443	60,659	97,021
Convenience store—other	11,239	12,460	12,908
Hotel	3,806	3,607	4,101
Other	6,226	6,235	6,499

Total revenues	364,831	347,767	397,004
Less: Promotional allowances	(34,907)	(34,301)	(33,718)

Net revenues	329,924	313,466	363,286

COSTS AND EXPENSES
Gaming:
Casino	48,871	47,348	46,809
Truck stop	37,326	38,784	40,990
Pari-mutuel	21,757	26,077	31,172
Food and beverage	13,726	13,521	15,417
Convenience store—fuel	80,510	57,139	90,714
Convenience store—other	14,455	15,179	17,222
Hotel	799	865	1,038
Marketing, general and administrative	63,054	65,864	68,931
Unrealized (gain) loss on change in fair value of investment in equity securities	(594)	309	6,577
Goodwill impairment	—	—	199
Abandonment costs	—	—	829
Depreciation and amortization	21,331	21,497	20,124

Total costs and expenses	301,235	286,583	340,022

OPERATING INCOME	28,689	26,883	23,264
Interest income	24	26	194
Interest expense	(25,580)	(25,217)	(27,477)

NET INCOME (LOSS)	3,133	1,692	(4,019)
Net income attributable to the noncontrolling interest	—	—	(71)

NET INCOME (LOSS) ATTRIBUTABLE TO JACOBS ENTERTAINMENT, INC.	$3,133	$1,692	$(4,090)

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

(Dollars in thousands)

	Jacobs Entertainment, Inc. Stockholder
	Common Stock*	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Comprehensive Income (Loss) **	Total
BALANCES, JANUARY 1, 2008 (As adjusted, see Note 4)	$—	$34,753	$(2,737)	$(2,419	$141	$—	$29,738
Distributions		(1,800)					(1,800)
Comprehensive income (loss):
Change in fair value of equity securities				2,419		2,419	2,419
Net (loss) income (As adjusted, see Note 4)			(4,090)		71	(4,019)	(4,019)

Total comprehensive loss (As adjusted, see Note 4)						$(1,600)

BALANCES, DECEMBER 31, 2008 (As adjusted, see Note 4)	$—	$32,953	$(6,827)	$—	$212		$26,338
Capital contribution		942					942
Distributions		(3,238)					(3,238)
Acquisition of noncontrolling interest					(212)		(212)
Net income ** (As adjusted, see Note 4)			1,692				1,692

BALANCES, DECEMBER 31, 2009 (As adjusted, see Note 4)	$—	$30,657	$(5,135)	$—	$—		$25,522
Capital contribution		867					867
Distributions		(3,800)					(3,800)
Net income **			3,133				3,133

BALANCES, DECEMBER 31, 2010	$—	$27,724	$(2,002)	$—	$—		$25,722

*	The par value amount of the Jacobs Entertainment, Inc. 1,320 shares of Class A common stock and 180 shares of Class B common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 due to rounding.
**	For the years ended December 31, 2010 and 2009, comprehensive income is equal to net income and is entirely attributable to the Jacobs Entertainment, Inc. stockholder.

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

(Dollars in thousands)

	2010	2009 (As adjusted, see Note 4)	2008 (As adjusted, see Note 4)
OPERATING ACTIVITIES:
Net income (loss)	$3,133	$1,692	$(4,019)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,331	21,497	20,124
Goodwill impairment	—	—	199
Unrealized (gain) loss on change in fair value of investment in equity securities	(594)	309	6,577
Loss on sale of equipment	22	203	240
Deferred financing cost amortization	2,179	1,655	1,481
Noncash abandonment costs	—	—	782
Other	6	9	(75)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(90)	302	(25)
Accounts receivable, net	20	28	580
Inventory	(390)	(125)	(93)
Prepaid expenses and other assets	(409)	103	74
Accounts payable	1,851	(1,860)	2,682
Accrued expenses and other noncurrent liabilities	458	(1,860)	(2,515)
Due from/to affiliates	(341)	(7)	(393)

Net cash provided by operating activities	27,176	21,946	25,619

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(11,568)	(16,104)	(17,208)
Proceeds from sale of equipment	338	389	370
Purchase of device rights	(755)	(967)	(900)
Acquisition of noncontrolling interest	—	(212)	—

Net cash used in investing activities	(11,985)	(16,894)	(17,738)

FINANCING ACTIVITIES:
Payments to obtain financing	(1,500)	(555)	—
Proceeds from revolving line of credit	24,000	29,463	20,038
Payments on long-term debt	(2,362)	(1,398)	(1,735)
Payments on revolving line of credit	(31,500)	(27,000)	(27,000)
Distributions to stockholder	(3,800)	(3,238)	(1,800)

Net cash used in financing activities	(15,162)	(2,728)	(10,497)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29	2,324	(2,616)
CASH AND CASH EQUIVALENTS—Beginning of year	24,205	21,881	24,497

CASH AND CASH EQUIVALENTS—End of year	$24,234	$24,205	$21,881

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$23,455	$23,643	$26,198

Non-cash investing and financing activities:
Capital contribution exchanged for retirement of liabilities paid by affiliate	$867	$942	$—

Non-cash additions to property	$1,518	$1,193	$988

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010 and 2009, AND FOR THE

YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

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

As of March 29, 2010, we own and operate five casinos through wholly-owned subsidiaries. Our casinos include The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Hotel Casino (“Gilpin”), both in Black Hawk, Colorado, the Gold Dust West Casino (“Gold Dust West-Reno”) in Reno, Nevada, the Gold Dust West-Carson City (“Gold Dust West-Carson City”) in Carson City, Nevada and the Gold Dust West-Elko (“Gold Dust West-Elko”) in Elko, Nevada. JEI also owns and operates 20 truck plaza video gaming facilities in Louisiana, which are collectively referred to as “Jalou,” “truck stops” or “truck plazas.” We also receive a percentage of gaming revenue from an additional truck plaza video gaming facility. Finally, JEI owns and operates a horse racing track with ten satellite wagering facilities in Virginia through a wholly-owned subsidiary, Colonial Holdings, Inc. (“Colonial”).

On April 1, 2008, we acquired a business and its related assets referred to as “Lot D” based in what we call the Nautica Properties area in Cleveland, Ohio. The company that owned this business was wholly owned by our CEO. On January 21, 2009, we acquired a second Nautica Properties based business and its related assets referred to as “Sugar Warehouse” from a limited partnership controlled by our CEO. On August 16, 2010, we acquired a third Nautica Properties based business and its related assets referred to as “Flats.” Flats was controlled by the mother and sister of our CEO. The acquisition of these three businesses were each accounted for as combinations of entities under common control. Our 2009 and 2008 financial statements were previously retroactively adjusted to include the operations of the Lot D and Sugar Warehouse acquisitions from January 1, 2008 to their respective acquisition dates. The accompanying consolidated financial statements have also been retroactively adjusted to include the operations of Flats from January 1, 2008. See Note 4.

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

Inventory—Inventory consists of food and beverages and uniforms at our casinos and of fuel, convenience store, and restaurant items at Jalou’s truck stop operations, and is recorded at the lower of cost (first-in, first-out method) or market.

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

Goodwill—Goodwill represents the excess purchase price over the fair value of the net identifiable assets acquired related to third party acquisitions. See Note 3.

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

Outstanding Gaming Chip and Token Liability—When customers exchange cash for gaming chips and tokens, we have a liability as long as those chips and tokens are not redeemed or won by the house. That liability is established by determining the difference between the total chips and tokens placed in service and the actual inventory of chips and tokens in custody or under the control of the casinos. The chip and token liability is adjusted periodically to reflect an estimate of chips and tokens that will never be redeemed, such as chips and tokens that have been lost or taken as souvenirs and is reflected as a component of accrued expenses in the accompanying consolidated balance sheets.

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

Revenue—Convenience Store—Fuel and Other—We recognize revenue at the time of sale for fuel and convenience store items.

Revenue—Hotel—We recognize hotel revenue at the time rooms are provided to customers.

Revenue—Other—Other revenue consists of ATM commissions, cash advance commissions, miscellaneous vending commissions, rental income, admission charges, and program and concession sales at Colonial’s live racing events. Other revenues are recognized at the time services are provided to patrons.

Promotional Allowances—Gross revenues include the retail amount of rooms, food and beverages, and other goods and services provided gratuitously to customers. When computing net revenues, the retail amount of rooms, food and beverages and coupons, as well as slot club player points earned, is deducted from gross revenues as promotional allowances. The estimated cost of such complimentary services in our casino operations for rooms, food, and beverages is charged to casino operations. The estimated cost of such complimentary services in our truck stops related to video poker operations for food and beverages is charged to truck stop operations. The estimated cost of such complimentary services in our truck stops related to fuel operations for food and beverages is charged to convenience store operations. The estimated costs of such complimentary services charged to casino operations, truck stop operations and convenience store operations, respectively, are as follows:

	Years Ended December 31
	2010	2009	2008
Casino operations	$13,978	$14,100	$13,686
Truck stop operations	2,176	2,265	2,243
Convenience store operations	413	267	463

Income Taxes—We have elected for income tax purposes to be treated as a Qualified Subchapter S-Corporation Subsidiary under the Internal Revenue Code of 1986, as amended, and, consequently, no current or deferred income taxes have been reflected in the accompanying consolidated financial statements as these taxes are the responsibility of the stockholder.

Long-Lived Assets—We periodically evaluate our long-lived assets, including property, plant and equipment and identifiable intangibles, for potential impairment. If an impairment is indicated, such impaired assets are written down to their estimated fair value. For the years ended December 31, 2010, 2009 and 2008, we determined that there was no impairment of our long-lived assets other than those discussed in Notes 3 and 12.

During 2010, based on operating results, we were required, pursuant to FASB ASC Topic 360, Property, Plant and Equipment, to assess our ability to recover the recorded cost of the Gold Dust West-Carson City and Virginia long-lived assets. We prepared a cash flow analysis based on management’s best estimate in an effort to assess the likelihood of recovering the cost of these assets. Based on these projections and the related underlying assumptions as well as our knowledge of the Carson City and Virginia markets, we believe that we will be able to recover the carrying cost of these assets and no impairment currently exists. However, future events such as actual performance versus projected performance, continued market decline, increased and/or changing competitive forces, or other unforeseen events could change our estimates and cause us to recognize an impairment in the carrying value of the Gold-Dust West-Carson City or Virginia long-lived assets in future periods. Such an impairment could be material to our financial position and results of operations.

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

We periodically evaluate our policies, and the estimates and assumptions related to such accounting principles. All of our subsidiary companies operate in a highly regulated industry. Our operations are subject to regulations that describe and regulate operating and internal control procedures. The majority of gaming revenue is in the form of cash which by nature does not require complex estimations. We estimate certain liabilities with payment periods that extend for longer than several months. Such estimates include, but are not limited to, the self-insured medical, workers compensation liabilities, slot club liabilities, chip and token liabilities and litigation costs. We believe that these estimates are reasonable based on past experience with the business and based upon assumptions related to possible outcomes in the future. Actual results, however, could differ from those estimates.

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

New Accounting Guidance—New authoritative accounting guidance under FASB ASC Topic 810, Consolidation (“ASC Topic 810”), amended existing accounting literature to require an enterprise to perform an analysis to determine whether any variable interest held gives it a controlling financial interest in a variable interest entity and requires an ongoing reassessment of this nature. The standard also requires enhanced disclosures that will provide more transparent information about an entity’s involvement in a variable interest entity. The standard was effective for us on January 1, 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.

New authoritative accounting guidance under FASB ASC Topic 924, Entertainment-Casinos (“ASC Topic 924”) clarified existing literature that an entity should accrue jackpot liabilities and charge to revenues when an entity has the obligation to pay the jackpot (or a portion thereof as applicable). This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The standard was effective for us on January 1, 2011. The adoption of this standard did not have a material impact on our consolidated financial statements.

3.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

We test goodwill for impairment as of September 30 each year or when circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying value. We consider a variety of factors when estimating the fair value of our reporting units, including estimates about the future operating results of each reporting unit, multiples of EBITDA (earnings before interest, income taxes, depreciation and amortization), investment banker market analyses, and recent sales of comparable business units if such information is available to us. A variety of estimates and judgments about the relevance and comparability of these factors to the reporting units are made. As of September 30, 2010 and 2009, we determined that goodwill was not impaired at any of our reporting units. However, as of September 30, 2008, we determined the carrying value of the goodwill in our Gold Dust West-Carson City reporting unit was impaired. Market conditions in 2008 resulted in Gold Dust West-Carson City not meeting the financial performance expectations originally forecast at the time of acquisition. Consequently, Gold Dust West-Carson City recorded a goodwill impairment charge of $199 during the year ended December 31, 2008. As a result of the impairment charge, the carrying amount of the Gold Dust West-Carson City goodwill was reduced to zero. There has been no change in the carrying amount of goodwill during 2010 and 2009.

In addition, we have reassessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets.

Identifiable intangible assets as of December 31, 2010 and 2009 consist of the following:

	Weighted Average Remaining Life	2010			2009
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Revenue rights	41.00	$6,000	$1,080	$4,920	$6,000	$960	$5,040
Device use rights	2.17	9,815	7,392	2,423	9,064	6,275	2,789
Restriction agreements	5.13	169	87	82	1,369	1,025	344

Total		$15,984	$8,559	$7,425	$16,433	$8,260	$8,173

Aggregate amortization expense of identifiable intangible assets was $1,495, $1,995, and $1,398 for the years ended December 31, 2010, 2009 and 2008, respectively.

Estimated amortization expense for the years ending December 31 (in thousands):

2011	$1,045
2012	855
2013	558
2014	359
2015	278
Thereafter	4,330

Total	$7,425

4.	RECENT ACQUISITION ACTIVITY

Acquisition of Nautica Lot D

As discussed in Note 1, on April 1, 2008, we acquired Lot D for $800. The acquisition of Lot D and its parking lot business was accounted for as a combination of entities under common control. Therefore, the acquisition has been recorded at our CEO’s historical cost bases in the assets and liabilities transferred. A distribution of $800 was recorded on the acquisition date, and the net assets of the entity acquired have been retroactively accounted for in our financial statements since January 1, 2008. Therefore, an effective net distribution of $669 (the $800 distribution reduced by the $131 of net assets acquired) results from the transaction.

The following table summarizes the net assets acquired and liabilities assumed as of April 1, 2008, for the Lot D acquisition:

Lot D
Current assets	$1
Property and equipment, net	143

Total assets acquired	144
Current liabilities assumed	13

Net assets acquired	$131

Acquisition of Nautica Sugar Warehouse

As discussed in Note 1, on January 21, 2009, we acquired Sugar Warehouse for $2,450. The acquisition of Sugar Warehouse and its related business was accounted for as a combination of entities under common control. Therefore, the portion of Sugar Warehouse acquired from our CEO has been recorded at the historical cost bases in the assets and liabilities transferred and the portion of Sugar Warehouse acquired from third parties has been recorded at fair value at the acquisition date using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations (“ASC Topic 805”). A distribution of $2,238 was recorded on the acquisition date for the portion of the purchase price attributable to our CEO. The net assets of the entity acquired have been retroactively accounted for in our financial statements since January 1, 2008. The net assets attributable to the noncontrolling interest holders have been reflected as a separate component of equity.

If casino gaming were to become legalized in Ohio within seven years from the purchase date and a for-profit casino is licensed on the Nautica Properties, the purchase price of Sugar Warehouse could increase based on independent appraisals of the land, improvements and other asset values. Any additional purchase price shall be equal to the fair market value of the property at the time that a license is issued to JEI in the State of Ohio for a for-profit casino less the purchase price previously paid. There is no maximum additional purchase price. We will continue to evaluate the fair value of this additional contingent purchase price at each balance sheet date throughout the term of the agreement. If applicable, any additional purchase price would be accounted for consistently with the original acquisition accounting, whereby the portion attributable to our CEO would be accounted for as a combination of entities under common control and as a distribution, and the portion attributable to third parties would be accounted for using the acquisition method of accounting. At December 31, 2010, the fair value of the Sugar Warehouse contingent purchase price was immaterial to the financial position of JEI, but could have a material impact in the future if and when a casino license is granted for the Nautica Properties.

The following table summarizes the net assets acquired and liabilities assumed as of January 21, 2009, for the Sugar Warehouse acquisition considering both the portion acquired from our affiliate and the noncontrolling interest holders:

Sugar Warehouse
Current assets	$47
Property and equipment, net	1,775

Total assets acquired	1,822

Current liabilities assumed	38
Other long-term liabilities	63

Total liabilities assumed	101

Net assets acquired	$1,721

The following schedule discloses the effects on JEI’s equity due to the change in ownership interest in Sugar Warehouse discussed above:

	Year Ended December 31,
	2010	2009 (As adjusted, see below)
Net income attributable to JEI	$3,133	$1,692
Decrease in JEI’s equity for purchase of Sugar Warehouse noncontrolling interest	—	(212)

Change from net income attributable to JEI and purchase of the noncontrolling interest	$3,133	$1,480

Acquisition of Flats Development, Inc.

As discussed in Note 1, on August 16, 2010, we acquired Flats for $2,800. The acquisition of Flats and its parking lot business was accounted for as a combination of entities under common control. Therefore, the acquisition has been recorded at the historical cost bases in the assets and liabilities transferred. A distribution of $2,800 was recorded on the acquisition date, and the net assets of the entity acquired have been retroactively accounted for in our financial statements since January 1, 2008. Therefore, an effective net distribution of $1,163 (the $2,800 distribution reduced by the $1,637 of net assets acquired) results from the transaction.

If casino gaming were to become legalized in Ohio within seven years from the purchase date and a for-profit casino is licensed on the Nautica Properties, the purchase price of Flats could increase based on independent appraisals of the land, improvements and other asset values. Any additional purchase price shall be equal to the fair market value of the property at the time that a license is issued to JEI in the State of Ohio for a for-profit casino less the purchase price previously paid. There is no maximum additional purchase price. We will continue to evaluate the fair value of this additional contingent purchase price at each balance sheet date throughout the term of the agreement. If applicable, any additional purchase price would be accounted for consistently with the original acquisition accounting. At December 31, 2010, the fair value of the Flats contingent purchase price was immaterial to the financial position of JEI, but could have a material impact in the future if and when a casino license is granted for the Nautica Properties.

The following table summarizes the net assets acquired and liabilities assumed as of August 16, 2010, for the Flats acquisition:

Flats
Property and equipment, net	$1,652
Current liabilities assumed	15

Net assets acquired	$1,637

Acquisition of Land and Land Options along the Gulf Coast of Mississippi

During 2008, we completed several land purchase transactions with owners of real estate along the Gulf Coast of Mississippi, at a total purchase price of $3,047. During January 2009, we completed one additional land purchase transaction at a total purchase price of $307.

Additionally, during 2008, we entered into three land purchase options at a price of $260. During the second quarter of 2009, two of these land purchase options were extended to July 1, 2010 for an additional $200. These option agreements expired unexercised in June 2010. The third land purchase option expired unexercised in May 2009.

We are evaluating the feasibility of developing and constructing a mixed use project which may include a licensed gaming establishment, a hotel, restaurant, condominiums, retail development and parking facilities. Our application filed with Hancock County, Mississippi, to rezone the property to waterfront district, as part of our plan to build a casino resort and hotel, was approved by the Planning Commission but denied by the Hancock County Board of Supervisors by a vote of 3 to 2 in April 2009. We continue to evaluate rezoning of the property, including the potential to file an amended application with Hancock County. The project is subject to all necessary approvals from the Mississippi Gaming Commission and the necessary financing.

Acquisitions Subsequent to December 31, 2010

On January 18, 2011, we acquired a fourth Nautica Properties based business and its related assets referred to as “Nautica Phase 2” for $1,250 from a limited partnership. The general partner owned 1% and the limited partners owned 99% of the limited partnership. Our CEO owned 58% of the general partner interests and controlled the partnership. Third parties owned the remaining 42% of the general partner interests and the 99% limited partnership interest. The acquisition of this business will be accounted for as a combination of entities under common control during 2011. Therefore, the portion of Nautica Phase 2 acquired from our CEO will be recorded at the historical cost bases in the assets and liabilities transferred and the portion of Nautica Phase 2 acquired from third parties will be recorded at fair value at the acquisition date using the acquisition method of accounting.

Additionally, on January 31, 2011, we acquired two truck plaza video gaming facilities in Louisiana, Cash Magic Springhill, LLC and Cash Magic Vivian, LLC, for $5,462 and $4,913, respectively, which were previously wholly owned by another JII subsidiary, Gameco Holdings, Inc. (“Gameco”). The acquisitions of these businesses will be accounted for as combinations of entities under common control during 2011.

5.	LONG-TERM DEBT

Long-term debt and capital lease obligations as of December 31, 2010 and 2009 consist of the following:

	2010	2009 (As adjusted, see Note 4)
9 3/4% Senior Unsecured Notes due 2014	$210,000	$210,000
Senior Secured Term Loan Facility due 2012	38,200	38,600
Senior Secured Delayed Draw Term Loan Facility due 2012	19,150	19,350
Senior Secured Revolving Credit Facility due 2011 and 2012	11,500	19,000
Black Hawk Bonds Payable due 2011	—	885
Capital Leases and Other	3,309	5,352

Total indebtedness	282,159	293,187
Less current indebtedness	(3,738)	(2,117)

Total long-term indebtedness	$278,421	$291,070

9 3/4% Senior Unsecured Notes due 2014 and Senior Secured Credit Facility

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

On March 31, 2010, we entered into an Amendment and Restatement Agreement (the “Amendment”) to the credit agreement. Generally, the Amendment, among other things, adjusted our bank financial covenants, allowed for the exclusion of certain items from EBITDA for purposes of calculating our revised financial covenants, and provided for other minor amendments. Additionally, the maturity of all but $3,000 of our revolving senior credit facility aggregating $40,000 due June 2011 (“Class B Revolving Loans”) was extended to June 2012 (“Class A Revolving Loans”).

As a result of the Amendment, our interest rate increased by 0.25% on the drawn Class B Revolving Loans balance and by 0.50% on the drawn Class A Revolving Loans balance, and our interest rate on the Tranche B Term Loan and Delayed Draw Tranche B Term Loan (aggregating $57,350 at December 31, 2010) increased from 2.75% above LIBOR to 3.00% above LIBOR. The total cost of the Amendment, including the bank consent fees, the fees to the joint lead arrangers, legal, accounting and other costs was approximately $1,982. Of these costs, $1,500 will be amortized to interest expense over the remaining life of the credit facility which is approximately one and one-half years and the remainder was expensed as incurred. At December 31, 2010, the blended interest rate on our senior secured credit facility was approximately 3.33%. As of December 31, 2010, $28,500 was available on the revolving credit facility.

There are many restrictions and covenants placed upon us under both our secured and unsecured indebtedness. We are required to maintain certain operating performance ratios, our covenants impose various restrictions on us as to the timing of redemptions of our notes, there are various change of control covenants, and there are many other restrictive and operational limitations on us that would be difficult or impossible for us to change. The occurrence of any one of these events and/or covenant violations to our debt agreements could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our debt agreements. The failure to repay or maintain compliance with our covenants on any of our indebtedness would result in an event of default under both our senior credit facility and our note indenture. Annual distributions may be made to our owner in an aggregate amount not to exceed the greater of $1 million or 50% of consolidated net income as defined in our credit agreement and indenture. At December 31, 2010, we were in compliance with our financial covenants.

Black Hawk Bonds Payable due 2011

The Black Hawk bonds payable were issued in two series with interest payments varying between 6.25% and 6.50%. Principal and interest payments totaling $368 were due semi-annually beginning in June 2000 and continuing until December 2011. These bonds were secured by infrastructure improvements made by The Lodge and were paid in full in December 2010.

Capital Leases

Gold Dust West-Elko has a capital lease on its building, which requires interest and principal payments of $21 per month. The lease initially matured in October 2010. We have the right to extend the lease three times, each for five year intervals, or to purchase the land and building for $5,398 at any time through the first renewal period (i.e., through October 2015). The purchase option is no longer available after the first renewal period. Effective November 1, 2010, Gold Dust West-Elko exercised its right to extend the lease for five years to October 2015. The effective interest rate is 16.9%. Each additional lease renewal, if elected, will result in an increase in monthly payments based on a base index rate established with the August 2005 Consumer Price Index, as published.

Colonial has a capital lease on the land under its satellite wagering facility in Vinton, Virginia, which requires interest and principal payments of $11 per month. The lease initially matured in September 2009. We have the right to extend the term of the lease five times, each for five year intervals, or to purchase the land for $800 at any time after the first renewal period of the lease (i.e., after September 11, 2014). In 2009, we exercised our right under the lease to extend the term for five years to September 11, 2014. The effective interest rate is 11.8%. Each additional lease renewal, if elected, will result in an increase in monthly payments by 10% over the previous lease term.

The Company has entered into various other insignificant capital leases related to land and buildings used in Colonial’s satellite wagering business, equipment used in its truck plaza operations, and vehicles used by executives of JEI.

Other Notes Payable

Sugar Warehouse has two notes payable. The first has interest and principal payments of $2 per month, an effective interest rate of 11.5% and matures March 2013. The second has principal only payments of $2 per month and matures March 2015.

A note payable with a maturity date of December 2011, bearing interest at 7.0% with interest and principal payments of $11 per month, was carried by Flats and secured by certain real property. JEI did not assume this note payable upon the acquisition of Flats by JEI. See Note 4 above. The prior owner of Flats entered into an amendment to the loan agreement which released the encumbrance on the property acquired by JEI.

Scheduled maturities of long-term debt and capital lease obligations as of December 31, 2010, are as follows:

2011	$3,738
2012	65,353
2013	97
2014	210,891
2015	56
Thereafter	2,024

Total	$282,159

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) establishes a framework for measuring fair value and requires specific disclosures about fair value measurements. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance identifies market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The guidance establishes a hierarchy for grouping these assets and liabilities, based on the significance level of the following inputs:

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

Investment in Equity Securities

We own approximately three percent of the outstanding shares of MTR Gaming Group, Inc. (“MTR”), a publicly-traded gaming company. Our CEO, his father and other affiliated entities have also historically invested in MTR, increasing the combined ownership to approximately 18.5% of the outstanding common shares of MTR and making the affiliated group MTR’s largest shareholder.

Effective May 6, 2008, our CEO was appointed to the MTR board of directors, and on October 31, 2008, he became the chairman of the MTR board. On June 5, 2009, our CEO’s father died, and a trust established by our CEO was subsequently bequeathed the shares formerly held by his father. As a result, our CEO and his family trusts now control the entire 18.5% interest in MTR owned by the affiliated group. In March 2010, our CEO resigned from MTR’s board of directors.

Through October 31, 2008, our investment in MTR was accounted for as an available-for-sale investment and was recorded at fair value in other noncurrent assets, with unrealized gains and losses recognized as accumulated other comprehensive income (loss). During the fourth quarter of 2008, we concluded that the affiliated group had reached a level of significant influence on the operations of MTR because of the factors discussed above, and were therefore required to account for our investment in MTR using the equity method of accounting. Alternatively, we elected the fair value option permitted by FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”), and beginning November 1, 2008, we recognize changes in the fair value of our investment in MTR as unrealized gains/losses in earnings based on its quoted market price.

The following table presents information about our assets measured at fair value on a recurring basis as of December 31, 2010, aggregated by the level in the fair value hierarchy within which those assets fall:

Assets Measured at Fair Value on a Recurring Basis at December 31, 2010
	Total Fair Value	Level 1	Level 2	Level 3
Investment in equity securities	$1,652	$1,652	—	—

The following table presents information about our assets measured at fair value on a recurring basis as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those assets fall:

Assets Measured at Fair Value on a Recurring Basis at December 31, 2009
	Total Fair Value	Level 1	Level 2	Level 3
Investment in equity securities	$1,058	$1,058	—	—

For the year ended December 31, 2010, we recorded an unrealized gain on the change in the fair value of the investment totaling $594. For the year ended December 31, 2009, we recorded an unrealized loss on the change in the fair value of the investment totaling $309. During 2008, prior to electing the fair value option discussed above, our MTR investment was deemed to have an “other-than-temporary” decline in value. As a result, we recorded an impairment of our investment in MTR totaling $5,763. Subsequent to electing the fair value option for our investment in MTR, we recorded an additional unrealized loss on the change in the fair value of the investment totaling $814 during 2008.

For the period that our CEO was the chairman of the MTR board, we reached a level of significant influence. Therefore, consistent with the requirements of ASC Topic 825 and Rule 4-08(g) of Regulation S-X of the Securities Exchange Act of 1934, the following is summary level financial information of MTR for the three months ended March 31, 2010 and for the years ended December 31, 2009 and 2008, and as of March 31, 2010 and December 31, 2009 as derived from its reports filed with the SEC:

	Three Months Ended March 31,	Years Ended December 31,
	2010	2009	2008
Net revenues	$99,359	$444,155	$470,851
Total operating expenses	90,069	421,308	432,617
Loss from continuing operations	(3,137)	(23,698)	(4,386)
Net loss	(3,280)	(22,538)	(17,711)

	As of March 31, 2010	As of December 31, 2009
Current assets	$71,915	$72,160
Noncurrent assets	$424,195	$430,853
Current liabilities	$31,853	$45,879
Noncurrent liabilities	$394,408	$383,861

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

The estimated fair value of our financial instruments as of December 31, 2010 and 2009 is as follows:

	2010		2009 (As adjusted, see Note 4)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities—Debt and capital lease obligations	$282,159	$280,263	$293,187	$285,264

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

Nonrecurring Fair Value Measurements

For the years ended December 31, 2010 and 2009, we had no assets or liabilities measured at fair value on a nonrecurring basis.

7.	RELATED PARTY TRANSACTIONS

JIMCO Management Agreement

In order to assist us in our efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, we have a consulting agreement with Jacobs Investments Management Co. Inc. (“JIMCO”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two of his business associates. This agreement calls for payments of $1,250 per year payable in two equal installments of $625 on January 1st and July 1st plus 2.5% of budgeted development costs for projects undertaken by us, if certain debt covenant ratios are met. Total expenses incurred under this agreement with JIMCO were $1,250, $1,325 and $1,340 for the years ended December 31, 2010, 2009 and 2008, respectively.

Transactions with Affiliate Truck Stops

We allocate management, accounting and overhead costs incurred by JEI to various truck stops owned by Gameco. These costs totaled $1,200, $1,101 and $1,157 for the years ended December 31, 2010, 2009 and 2008, respectively. Additionally, beginning in December 2009, to help JEI reach the fuel sale volume necessary to qualify for the reduced pricing structure under the CITGO contracts discussed in Note 8 below, we entered into agreements with various Gameco subsidiaries to provide gasoline and diesel fuel at cost for their fuel operations. We provided gasoline and diesel fuel totaling $7,968 to Gameco subsidiaries for the year ended December 31, 2010.

Jalou Device Owner, L.P.

Under Louisiana law, video poker machines must be owned by Louisiana residents. Through October 2009, the Jalou truck plaza video gaming facilities paid a fee to the third party owner of the machines in order to maintain the machines used in our truck plaza operations, plus reimbursement for the owner’s licensing costs and various other expenses. Beginning in November 2009, the ownership of the video poker machines and the related repair parts inventory used by the Jalou truck plazas was transferred from the third party owner to a related party, Jalou Device Owner, L.P. (“Device Owner”), of which Gameco owns 49% and is the general partner. Two Louisiana residents own 51% and are the limited partners. The Jalou truck plazas pay 90 cents per operating video poker machine per day to Device Owner, plus reimbursement for Device Owner’s licensing costs. Total expense under these arrangements was $1,301, $1,126 and $1,273 for the years ended December 31, 2010, 2009 and 2008, respectively.

Other Related Party Transactions

During 2009, we incurred expenses with the R.E. Jacobs Group for JEI-related airplane usage totaling $113. Additionally, Flats periodically received working capital advances from JIMCO, our CEO and the mother of our CEO. These advances totaled $731 as of December 31, 2009 and are included in the balances due to affiliates discussed below. These working capital advances were settled upon acquisition of Flats by JEI during 2010.

Balances Due To/From Affiliates

Each of the above related party transactions results in either receivables from or payables to our affiliates. As of December 31, 2010 and 2009, these transactions resulted in net receivables from affiliates totaling $1,276 and $1,023, respectively. As of December 31, 2010 and 2009, these transactions resulted in net payables to affiliates totaling $639 and $1,469, respectively.

Nautica Properties

During July 2006, we acquired from affiliated parties options to lease and options to purchase six businesses and their related assets, including various parcels of land, buildings and related improvements, on the west bank of the Cuyahoga River in Cleveland, Ohio. We refer to these businesses and their related assets as the Nautica Properties.

See Note 4 for discussion related to the acquisitions of Lot D, Sugar Warehouse and Flats.

In July 2010, we amended the three remaining unexercised option agreements and extended the option periods to July 11, 2012, giving us the right to purchase or enter into long-term leases on the three remaining Nautica Properties businesses and their related assets. On January 18, 2011, we exercised one of these remaining option agreements and acquired a fourth Nautica Properties business and its related assets referred to as “Nautica Phase 2.” See Note 4.

The remaining two unexercised Nautica Properties options require aggregate payments totaling $100 per year. Our CEO owns varying interests in the two remaining parcels. Although we may elect not to exercise the remaining options unless casino gaming opportunities arise, we nonetheless have the right to acquire all or part of the remaining Nautica Properties for other purposes. If we decide to exercise our two remaining options, the aggregate annual lease payments on the remaining two parcels would be $230. If both remaining parcels are purchased, the total purchase price would be $2,300. The purchase price and rent payments would be increased based on independent appraisals of the land, improvements and other assets values if, in the future, a casino were to be licensed on the Nautica Properties.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

Colonial has an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for our pari-mutuel wagering applications. The basic terms of the agreement state that the totalisator company shall provide totalisator services to Colonial for all wagering held at Colonial’s facilities to 2012, and to provide replacement equipment for existing equipment, at a rate of .385% of handle up to $270,000 in handle. Handle above $270,000 will be charged a rate of .345%. The agreement also provides for a minimum charge per calendar year of $205. In addition, effective May 1, 2009, Colonial has an agreement with a company which provides broadcasting and simulcasting equipment and services. The agreements for live racing broadcasting and simulcasting services at the horse racing track expires December 31, 2011. Total expense incurred for totalisator and broadcasting and simulcasting services was $762, $850, and $930 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

JEI Distributing, LLC (“JEID”), a wholly-owned subsidiary of JEI, entered into fuel supply agreements with CITGO Petroleum Corporation (“CITGO”). The agreements provide for the purchase and sale of CITGO branded and unbranded gasoline and diesel fuel. On December 21, 2009, JEID and CITGO entered into a five-year Marketer Franchise Agreement (the “MFA”) which created a franchise relationship between JEID and CITGO and requires JEID to purchase at least 90% of certain listed monthly quantities of gasoline from CITGO in order to maintain the franchise and not be in violation of the MFA. Under the MFA, CITGO grants JEID the right to use CITGO’s applicable brand names, trademarks and other forms of CITGO’s identification, in connection with the resale by JEID of products acquired under CITGO’s brand names. Additionally, on December 21, 2009, JEID and CITGO entered into an Unbranded Rack Sales Agreement (the “RSA”). Although the initial term of the RSA is five years followed by annual renewals, the RSA provides that either party may terminate the RSA, without cause, upon providing thirty days written notice. The RSA requires JEID to purchase at least 90% of certain listed monthly quantities of fuel from CITGO in order to qualify for CITGO’s rack posting pricing in effect and not be in violation of the RSA. The Addendum to Unbranded Rack Sales Agreement between JEID and CITGO, also dated December 21, 2009, amends the pricing for unbranded fuel under the RSA. The amended pricing equals the sum of the base price and an adder fee that is dependent on the location of the terminal where the product is delivered.

Operating Leases

Our operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia, leases for office space in Colorado, Louisiana, Virginia and Florida, as well as leases for automobiles and other property and equipment at all locations, expiring at various dates. Total expense under these non-cancelable operating leases was $3,050, $2,978 and $2,968 for the years ended December 31, 2010, 2009 and 2008, respectively.

The future minimum commitments relating to JEI’s non-cancelable operating agreements and leases are as follows:

Years Ending December 31
2011	$3,079
2012	2,985
2013	2,761
2014	2,710
2015	2,453
Thereafter	24,153

Total	$38,141

Capital Leases

The following is an analysis of the leased property under capital leases:

Class of Property	2010	2009
Land	$1,182	$1,523
Buildings	1,686	2,095
Equipment and furniture and fixtures	255	255
Other	40	72
Less: accumulated depreciation	(600)	(555)

Total leased property under capital leases	$2,563	$3,390

As of December 31, 2010, the following is a schedule by years of future minimum lease payments under capital leases together with the net present value of the minimum lease payments:

Years Ending December 31
2011	$520
2012	474
2013	474
2014	1,241
2015	345
Thereafter	4,162

Total future minimum lease payments	7,216
Less amount representing interest ranging from 6.3% to 16.9% per annum	4,056

Net present value of minimum lease payments	$3,160

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

9.	ACCRUED EXPENSES

Accrued expenses as of December 31, 2010 and 2009, include the following:

	December 31, 2010	December 31, 2009 (As adjusted, see Note 4)
Payroll and related	$4,826	$3,887
Gaming taxes payable	3,306	3,213
Interest payable	886	941
Property taxes payable	1,134	1,087
Slot club liability	1,191	1,169
Progressive jackpot liability	1,260	1,381
Purses due horsemen	511	598
Other	3,328	3,708

	$16,442	$15,984

10.	EMPLOYEE BENEFIT PLANS

The Company is the sponsor of Jacobs Entertainment, Inc.’s 401(k) Plan (the “Plan”). The Plan is a defined contribution plan covering eligible employees of JEI, The Lodge, the Gilpin, Gold Dust West-Reno, Gold Dust West-Carson City, Gold Dust West-Elko, Jalou and Colonial. The Plan allows eligible employees to make tax-deferred contributions that are matched by us up to a specified level. We contributed approximately $424, $93, and $540 to the Plan for the years ended December 31, 2010, 2009 and 2008, respectively.

11.	CONSTITUTIONAL AMENDMENTS

During 2009, we provided financial support to oppose a proposed constitutional amendment in Ohio (“Issue 3”) that would allow for one casino each at designated locations in Cincinnati, Cleveland, Columbus and Toledo and distribute to all Ohio counties a tax on the casinos. For the year ended December 31, 2009, we provided financial support totaling $2,285 to oppose Issue 3. On November 3, 2009, Issue 3 was passed in Ohio which permits casino gaming at the locations designated in the amendment. None of the designated locations is owned by JEI or its affiliates.

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

During the third quarter of 2008, hurricanes Gustav and Ike struck certain of our Louisiana operations causing minimal damage totaling approximately $213. We received insurance proceeds related to the damages totaling $462 during January and February 2009.

14.	SEGMENT INFORMATION

Our CEO is our chief operating decision maker. At December 31, 2010, 2009 and 2008, we had four segments representing the geographic regions of our operations. Each segment is managed separately because of the unique characteristics of its revenue stream and customer base. We have aggregated our operations into these four segments based on similarities in the nature of the properties’ businesses, customers and regulatory environment in which each property operates. The Colorado segment consists of The Lodge and Gilpin casinos. Our Nevada segment includes the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos. The Louisiana operations consist of truck plaza/video poker facilities, and the Virginia segment consists of Colonial’s pari-mutuel operations and satellite wagering facilities.

The accounting policies of the segments are the same as those described in Note 2. The corporate adjustments, eliminations and other represent all other income and expenses, and are also presented.

As of and for the Year Ended December 31, 2010

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other	Total
Revenues
Gaming
Casino	$105,056	$35,209				$140,265
Truck stop			$61,463			61,463
Pari-mutuel				$27,669		27,669
Food and beverage	11,939	9,382	5,417	1,982		28,720
Convenience store — fuel			85,443			85,443
Convenience store — other			11,239			11,239
Hotel	1,936	1,870				3,806
Other	932	1,268	1,859	1,634	$533	6,226

Total revenues	119,863	47,729	165,421	31,285	533	364,831
Less: Promotional allowances	(23,338)	(6,593)	(4,976)			(34,907)

Net revenues	$96,525	$41,136	$160,445	$31,285	$533	$329,924

Depreciation and amortization	$6,792	$6,346	$4,990	$2,261	$942	$21,331

Interest income	$—	$—	$10	$9	$5	$24

Interest expense	$8,563	$5,223	$4,185	$541	$7,068	$25,580

Net income (loss)	$15,866	$(4,450)	$10,090	$(1,310)	$(17,063)	$3,133

EBITDA(1)	$31,221	$7,119	$19,255	$1,483	$(9,058)	$50,020

Goodwill	$6,711	$8,836	$30,924			$46,471

Identifiable intangible assets, net			$7,425			$7,425

Property, plant and equipment, net	$88,587	$38,124	$39,021	$61,856	$8,420	$236,008

Total assets	$110,380	$54,412	$88,996	$66,959	$13,549	$334,296

Long-term debt	$84,771	$61,113	$51,089	$4,875	$76,573	$278,421

Capital expenditures	$3,866	$3,653	$2,281	$1,329	$439	$11,568

As of and for the Year Ended December 31, 2009

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations And Other (As adjusted, see Note 4)	Total (As adjusted, see Note 4)
Revenues:
Gaming
Casino	$102,032	$37,734				$139,766
Truck stop			$62,983			62,983
Pari-mutuel				$32,276		32,276
Food and beverage	11,388	8,961	7,008	2,424		29,781
Convenience store — fuel			60,659			60,659
Convenience store — other			12,460			12,460
Hotel	1,738	1,869				3,607
Other	947	1,362	1,457	1,812	$657	6,235

Total revenues	116,105	49,926	144,567	36,512	657	347,767
Less: Promotional allowances	(21,059)	(8,507)	(4,735)			(34,301)

Net revenues	$95,046	$41,419	$139,832	$36,512	$657	$313,466

Depreciation and amortization	$7,087	$5,984	$5,307	$2,124	$995	$21,497

Interest income	$—	$—	$6	$17	$3	$26

Interest expense	$8,686	$5,084	$4,047	$594	$6,806	$25,217

Net income (loss)	$16,552	$(3,492)	$9,204	$(1,154)	$(19,418)	$1,692

EBITDA(1)	$32,325	$7,576	$18,552	$1,547	$(11,620)	$48,380

Goodwill	$6,711	$8,836	$30,924			$46,471

Identifiable intangible assets, net			$8,173			$8,173

Property, plant and equipment, net	$91,585	$40,907	$40,294	$62,964	$8,557	$244,307

Total assets	$113,679	$57,580	$90,201	$67,847	$14,233	$343,540

Long-term debt	$84,981	$61,337	$51,115	$4,902	$88,735	$291,070

Capital expenditures	$7,722	$2,887	$3,543	$1,052	$900	$16,104

As of and for the Year Ended December 31, 2008

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations And Other (As adjusted, see Note 4)	Total (As adjusted, see Note 4)
Revenues
Gaming
Casino	$100,807	$38,685				$139,492
Truck stop			$67,590			67,590
Pari-mutuel				$38,657		38,657
Food and beverage	10,812	8,757	8,264	2,903		30,736
Convenience store — fuel			97,021			97,021
Convenience store — other			12,908			12,908
Hotel	1,946	2,155				4,101
Other	927	1,420	1,311	2,032	$809	6,499

Total revenues	114,492	51,017	187,094	43,592	809	397,004
Less: Promotional allowances	(20,439)	(8,286)	(4,993)			(33,718)

Net revenues	$94,053	$42,731	$182,101	$43,592	$809	$363,286

Depreciation and amortization	$6,823	$6,032	$4,219	$2,114	$936	$20,124

Interest income	$3	$4	$19	$83	$85	$194

Interest expense	$8,621	$5,577	$4,894	$603	$7,782	$27,477

Net income (loss)	$15,725	$(5,357)	$12,594	$(2,035)	$(24,946)	$(4,019)

EBITDA(1)	$31,166	$6,248	$21,688	$599	$(16,313)	$43,388

Goodwill	$6,711	$8,836	$30,924			$46,471

Identifiable intangible assets, net			$9,192			$9,192

Property, plant and equipment, net	$90,574	$44,241	$40,517	$64,106	$8,620	$248,058

Total assets	$110,441	$61,552	$90,396	$69,453	$15,590	$347,432

Long-term debt	$85,655	$61,556	$51,174	$5,644	$87,329	$291,358

Capital expenditures	$5,348	$5,138	$2,561	$781	$3,380	$17,208

(1)	EBITDA (earnings before interest, income taxes, depreciation and amortization) is presented as supplemental information in the tables above as it is a key measure of operating performance used by our chief operating decision maker. EBITDA can be reconciled directly to our consolidated net income (loss) by adding the amounts shown for depreciation, amortization, income taxes and interest to net income (loss). This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income (loss), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows holders of our debt and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our segments using EBITDA measures as do most analysts following the gaming industry. EBITDA is also a key component of certain financial covenants in our debt agreements.

15.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Our senior secured credit facility and unsecured senior notes are both guaranteed by our current and future restricted subsidiaries. Each subsidiary guarantor is 100% owned by the parent company, all guarantees are full and unconditional and joint and several, and all subsidiaries of JEI guarantee the securities.

The following information sets forth our Condensed Consolidating Balance Sheets as of December 31, 2010 and 2009, and the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Cash Flows for the three years ended December 31, 2010 as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Investments in our subsidiaries are accounted for on the equity method. Accordingly, entries necessary to consolidate the Parent Company Issuer and our Subsidiary Guarantors are reflected in the eliminations column.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2010

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$554	$35,478		$36,032
Property, plant and equipment, net	897	235,111		236,008
Net investment in and advances to subsidiaries	102,238		$(102,238)	—
Other long-term assets	4,389	57,867		62,256

Total assets	$108,078	$328,456	$(102,238)	$334,296

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$5,884	$23,155		$29,039
Long-term debt	275,250	3,171		278,421
Long-term debt (receivable from) payable to affiliate	(198,782)	198,782		—
Other long-term liabilities	4	1,110		1,114
Stockholder’s equity	25,722	102,238	$(102,238)	25,722

Total liabilities and stockholder’s equity	$108,078	$328,456	$(102,238)	$334,296

AS OF DECEMBER 31, 2009

(As adjusted, see Note 4)

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$644	$34,587		$35,231
Property, plant and equipment, net	1,404	242,903		244,307
Net investment in and advances to subsidiaries	110,238		$(110,238)	—
Other long-term assets	3,655	60,347		64,002

Total assets	$115,941	$337,837	$(110,238)	$343,540

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$3,023	$22,914		$25,937
Long-term debt	286,569	4,501		291,070
Long-term debt (receivable from) payable to affiliate	(199,182)	199,182		—
Other long-term liabilities	9	1,002		1,011
Stockholder’s equity	25,522	110,238	$(110,238)	25,522

Total liabilities and stockholder’s equity	$115,941	$337,837	$(110,238)	$343,540

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues		$329,949	$(25)	$329,924
Costs and expenses	$(9,440)	(291,820)	25	(301,235)
Interest expense, net	(5,452)	(20,104)		(25,556)
Equity in earnings of subsidiaries	18,025		(18,025)	—

Net income	$3,133	$18,025	$(18,025)	$3,133

FOR THE YEAR ENDED DECEMBER 31, 2009

(As adjusted, see Note 4)

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues		$313,641	$(175)	$313,466
Costs and expenses	$(12,359)	(274,399)	175	(286,583)
Interest expense, net	(5,184)	(20,007)		(25,191)
Equity in earnings of subsidiaries	19,235		(19,235)	—

Net income	$1,692	$19,235	$(19,235)	$1,692

FOR THE YEAR ENDED DECEMBER 31, 2008

(As adjusted, see Note 4)

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues		$363,611	$(325)	$363,286
Costs and expenses	$(17,450)	(322,897)	325	(340,022)
Interest expense, net	(6,048)	(21,235)		(27,283)
Equity in earnings of subsidiaries	19,408		(19,408)	—
Noncontrolling interest		(71)		(71)

Net (loss) income attributable to JEI	$(4,090)	$19,408	$(19,408)	$(4,090)

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$19,570	$7,606	$	$27,176

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(145)	(11,423)		(11,568)
Proceeds from sale of equipment	37	301		338
Purchase of device rights		(755)		(755)

Net cash used in investing activities	(108)	(11,877)		(11,985)

FINANCING ACTIVITIES:
Payments to obtain financing	(1,500)			(1,500)
Proceeds from revolving line of credit	24,000			24,000
Payments on long-term debt	(406)	(1,956)		(2,362)
Payments on revolving line of credit	(31,500)			(31,500)
Net advances to/from subsidiaries	(6,251)	6,251		—
Distributions to stockholder	(3,800)			(3,800)

Net cash (used in) provided by financing activities	(19,457)	4,295		(15,162)

Net Increase in Cash and Cash Equivalents	5	24		29
Cash and Cash Equivalents — Beginning of Year	191	24,014		24,205

Cash and Cash Equivalents — End of Year	$196	$24,038	$	$24,234

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009

(As adjusted, see Note 4)

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$8,952	$12,994	$	$21,946

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(192)	(15,912)		(16,104)
Proceeds from sale of equipment	4	385		389
Purchase of device rights		(967)		(967)
Acquisition of noncontrolling interest	(212)			(212)

Net cash used in investing activities	(400)	(16,494)		(16,894)

FINANCING ACTIVITIES:
Payments to obtain financing	(555)			(555)
Proceeds from revolving line of credit	29,463			29,463
Payments on long-term debt	(404)	(994)		(1,398)
Payments on revolving line of credit	(27,000)			(27,000)
Net advances to/from subsidiaries	(7,114)	7,114		—
Distributions to stockholder	(3,238)			(3,238)

Net cash (used in) provided by financing activities	(8,848)	6,120		(2,728)

Net (Decrease) Increase in Cash and Cash Equivalents	(296)	2,620		2,324
Cash and Cash Equivalents — Beginning of Year	487	21,394		21,881

Cash and Cash Equivalents — End of Year	$191	$24,014	$	$24,205

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2008

(As adjusted, see Note 4)

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$20,492	$5,127	$	$25,619

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(301)	(16,907)		(17,208)
Proceeds from sale of equipment		370		370
Purchase of device rights		(900)		(900)

Net cash used in investing activities	(301)	(17,437)		(17,738)

FINANCING ACTIVITIES:
Proceeds from revolving line of credit	20,038			20,038
Payments on long-term debt	(405)	(1,330)		(1,735)
Payments on revolving line of credit	(27,000)			(27,000)
Net advances to/from subsidiaries	(10,772)	10,772		—
Distributions to stockholder	(1,800)			(1,800)

Net cash (used in) provided by financing activities	(19,939)	9,442		(10,497)

Net Increase (Decrease) in Cash and Cash Equivalents	252	(2,868)		(2,616)
Cash and Cash Equivalents — Beginning of Year	235	24,262		24,497

Cash and Cash Equivalents — End of Year	$487	$21,394	$	$21,881

******

EXHIBIT INDEX

The following exhibits are filed, or incorporated by reference where indicated, in Part IV of this Annual Report on Form 10-K.

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of Gameco, Inc.	S-4	333-88242	3.1	May 14, 2002

3.2	By-Laws of Gameco, Inc.	S-4	333-88242	3.2	May 14, 2002

3.3	Articles of Incorporation of Black Hawk Gaming & Development Company, Inc.	S-4	333-88242	3.3	May 14, 2002

3.4	Bylaws of Black Hawk Gaming & Development Company, Inc.	S-4	333-88242	3.4	May 14, 2002

3.5	Articles of Incorporation of Gold Dust West Casino, Inc.	S-4	333-88242	3.5	May 14, 2002

3.6	Code of By-laws of Gold Dust West Casino, Inc.	S-4	333-88242	3.6	May 14, 2002

3.7	Articles of Organization of Black Hawk/Jacobs Entertainment, LLC.	S-4	333-88242	3.7	May 14, 2002

3.8	Operating Agreement of Black Hawk/Jacobs Entertainment, LLC.	S-4	333-88242	3.8	May 14, 2002

3.9	Joint Venture Agreement of Gilpin Hotel Venture.	S-4	333-88242	3.9	May 14, 2002

3.10	Articles of Incorporation of Gilpin Ventures, Inc.	S-4	333-88242	3.10	May 14, 2002

3.11	By-Laws of Gilpin Ventures, Inc.	S-4	333-88242	3.11	May 14, 2002

3.12	Articles of Incorporation of Winner’s Choice Casino, Inc., now Cash Magic Winner’s Choice, LLC.	S-4	333-88242	3.14	May 14, 2002

3.13	By-Laws of Winner’s Choice Casino, Inc., now Cash Magic Winner’s Choice, LLC.	S-4	333-88242	3.15	May 14, 2002

3.14	Articles of Organization of Houma Truck Plaza & Casino, L.L.C.	S-4	333-88242	3.18	May 14, 2002

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
3.15	Articles of Organization of Jalou-Cash’s L.L.C.	S-4	333-88242	3.19	May 14, 2002

3.16	Articles of Organization of Lucky Magnolia Truck Stop and Casino, L.L.C.	S-4	333-88242	3.21	May 14, 2002

3.17	Articles of Organization of Bayou Vista Truck Plaza and Casino, L.L.C.	S-4	333-88242	3.22	May 14, 2002

3.18	Articles of Organization of Raceland Truck Plaza and Casino, L.L.C.	S-4	333-88242	3.23	May 14, 2002

3.19	Articles of Organization of JACE, LLC.	S-4	333-88242	3.24	May 14, 2002

3.20	Certificate of Amendment of Certificate of Incorporation of Gameco, Inc.	S-4A	333-88242	3.25	August 8, 2002

3.21	Amended and Restated Certificate of Limited Partnership of Colonial Downs, L.P.	S-4A	333-88242	3.26	August 8, 2002

3.22	Limited Partnership Agreement of Colonial Downs, L.P.	S-4A	333-88242	3.27	August 8, 2002

3.23	Amended and Restated Articles of Incorporation of Colonial Downs Holdings, Inc.	S-4A	333-88242	3.28	August 8, 2002

3.24	Amendment to Articles of Incorporation of Colonial Downs Holdings, Inc.	S-4A	333-88242	3.29	August 8, 2002

3.25	Bylaws of Colonial Downs Holdings, Inc.	S-4A	333-88242	3.30	May 14, 2002

3.26	Articles of Incorporation of Stansley Racing Corp.	S-4A	333-88242	3.31	August 8, 2002

3.27	Articles of Amendment to the Articles of Incorporation of Stansley Racing Corp.	S-4A	333-88242	3.32	August 8, 2002

3.28	Bylaws of Stansley Racing Corp.	S-4A	333-88242	3.33	August 8, 2002

3.29	Amendment to the Operating Agreement of Black Hawk/Jacobs Entertainment, LLC.	S-4A	333-88242	3.35	August 8, 2002

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
3.30	Amendment to the Certificate of Incorporation of Gameco, Inc.	S-4A	333-88242	3.36	August 8, 2002

3.31	Articles of Organization of Jalou Breaux Bridge, LLC dated January 29, 2003.	10-K	333-88242	3.37	March 28, 2005

3.32	Articles of Organization of Jalou Eunice, LLC dated March 27, 2003.	10-K	333-88242	3.38	March 28, 2005

3.33	Articles of Organization of Jalou of Jefferson, LLC dated September 23, 2003.	10-K	333-88242	3.39	March 28, 2005

3.34	Certificate of Amendment of Certificate of Incorporation of Jacobs Entertainment, Inc. dated September 27, 2005.	10-Q	333-88242	3.40	November 14, 2005

3.35	Articles of Incorporation of Jacobs Piñon Plaza Entertainment, Inc. dated November 2, 2005.	10-Q	333-88242	3.41	November 14, 2005

3.36	Bylaws of Jacobs Piñon Plaza Entertainment, Inc. dated November 8, 2005.	S-4	333-136066	3.41(A)	July 27, 2006

3.37	Articles of Organization of Fuel Stop 36, LLC dated August 24, 1989.	S-4	333-136066	3.42	July 27, 2006

3.38	Articles of Organization of Jalou of Larose, LLC dated November 3, 2005, now Cash Magic Larose, LLC.	S-4	333-136066	3.43	July 27, 2006

3.39	Articles of Incorporation of Jacobs Elko Entertainment, Inc.	S-4	333-136066	3.44	July 27, 2006

3.40	Bylaws of Jacobs Elko Entertainment, Inc.	S-4	333-136066	3.45	July 27, 2006

3.41	Articles of Organization of Jalou Diamond L.L.C.	S-4	333-136066	3.48	July 27, 2006

3.42	Limited Liability Company Agreement of Jalou Diamond L.L.C.	S-4	333-136066	3.49	July 27, 2006

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
3.43	Articles of Organization of Jalou Magic L.L.C. (nka Cash Magic Vinton, LLC).	S-4	333-136066	3.50	July 27, 2006

3.44	Limited Liability Company Agreement of Jalou Magic L.L.C. (nka Cash Magic Vinton, LLC).	S-4	333-136066	3.51	July 27, 2006

3.45	Articles of Organization of Jalou of Vinton-Bingo, LLC.	S-4	333-136066	3.52	July 27, 2006

3.46	Limited Liability Company Agreement of Jalou of Vinton-Bingo, LLC.	S-4	333-136066	3.53	July 27, 2006

3.47	Articles of Organization of Jalou of Vinton, LLC.	S-4	333-136066	3.54	July 27, 2006

3.48	Limited Liability Company Agreement of Jalou of Vinton, LLC.	S-4	333-136066	3.55	July 27, 2006

3.49	Articles of Organization of Jalou of St. Helena, LLC (nka Cash Magic St. Helena, LLC).	S-4	333-136066	3.56	July 27, 2006

3.50	Limited Liability Company Agreement of Jalou of St. Helena, LLC (nka Cash Magic St. Helena, LLC).	S-4	333-136066	3.57	July 27, 2006

3.51	Amended and Restated Articles of Incorporation of Jacobs Piñon Plaza Entertainment, Inc.	S-4	333-136066	3.58	July 27, 2006

3.52	Articles of Organization of Jalou of St. Martin, L.L.C.	S-4	333-136066	3.59	July 27, 2006

3.53	Limited Liability Company Agreement of Jalou of St. Martin, L.L.C.	S-4	333-136066	3.60	July 27, 2006

3.54	Operating Agreement of Houma Truck Plaza Stop and Casino, L.L.C.	S-4	333-136066	3.62	July 27, 2006

3.55	Limited Liability Company Agreement of Jalou-Cash’s L.L.C.	S-4	333-136066	3.63	July 27, 2006

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
3.56	Limited Liability Company Agreement of Lucky Magnolia Truck Stop and Casino, L.L.C.	S-4	333-136066	3.64	July 27, 2006

3.57	Limited Liability Company Agreement of Bayou Vista Truck Plaza and Casino, L.L.C.	S-4	333-136066	3.65	July 27, 2006

3.58	Limited Liability Company Agreement of Raceland Truck Plaza and Casino, L.L.C.	S-4	333-136066	3.66	July 27, 2006

3.59	Limited Liability Company Agreement of Jalou Breaux Bridge, LLC.	S-4	333-136066	3.67	July 27, 2006

3.60	Limited Liability Company Agreement of Jalou of Eunice, LLC.	S-4	333-136066	3.68	July 27, 2006

3.61	Limited Liability Company Agreement of Jalou of Jefferson, LLC.	S-4	333-136066	3.69	July 27, 2006

3.62	Limited Liability Company Agreement of Jalou of Larose, LLC (nka Cash Magic Larose, LLC).	S-4	333-136066	3.70	July 27, 2006

3.63	Articles of Organization of Colonial Downs, LLC.	S-4	333-136066	3.71	July 27, 2006

3.64	Operating Agreement of Colonial Downs, LLC.	S-4	333-136066	3.72	July 27, 2006

3.65	Articles of Organization of JRJ Properties, LLC.	S-4	333-136066	3.73	July 27, 2006

3.66	Limited Liability Company Agreement of JRJ Properties, LLC.	S-4	333-136066	3.74	July 27, 2006

3.67	Articles of Organization of Virginia Concessions, LLC.	S-4	333-136066	3.75	July 27, 2006

3.68	Amended and Restated Operating Agreement of Virginia Concessions, LLC.	S-4	333-136066	3.76	July 27, 2006

3.69	Articles of Amendment to the Articles of Incorporation of Old Dominion Racing Association, Inc.	S-4	333-136066	3.77A	July 27, 2006

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
3.70	Articles of Amendment to the Articles of Incorporation of Old Dominion Racing Association, Inc.	S-4	333-136066	3.77B	July 27, 2006

3.71	Articles of Amendment to the Articles of Incorporation of Old Dominion Jockey Club, Inc.	S-4	333-136066	3.77C	July 27, 2006

3.72	Articles of Amendment to the Articles of Incorporation of Maryland-Virginia Racing Circuit, Inc.	S-4	333-136066	3.77D	July 27, 2006

3.73	Articles of Organization of Jalou Fox, LLC dated November 14, 2005.	8-K	333-88242	3.78	September 6, 2007

3.74	Limited Liability Company Agreement of Jalou Fox, LLC dated September 1, 2005.	8-K	333-88242	3.79	September 6, 2007

3.75	Articles of Organization of Jalou Silver Dollar, LLC.	10-K	333-88242	3.80	March 26, 2008

3.76	Limited Liability Company Agreement of Jalou Silver Dollar, LLC.	10-K	333-88242	3.81	March 26, 2008

3.77	Certificate of Incorporation of Jacobs Nautica Development, Inc.	10-Q	333-88242	3.82	May 13, 2008

3.78	Bylaws of Jacobs Nautica Development, Inc.	10-Q	333-88242	3.83	May 13, 2008

3.79	Certificate of Formation of Diamondhead Real Estate, LLC.	10-K	333-88242	3.84	March 18, 2009

3.80	Limited Liability Company Agreement of Diamondhead Real Estate, LLC.	10-K	333-88242	3.85	March 18, 2009

3.81	Articles of Organization of JEI Distributing, LLC.	10-K	333-88242	3.86	March 18, 2009

3.82	Limited Liability Company Agreement of JEI Distributing, LLC.	10-K	333-88242	3.87	March 18, 2009

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
3.83	Certificate of Incorporation of Jacobs Sugar Warehouse, Inc.	10-K	333-88242	3.88	March 18, 2009

3.84	Bylaws of Jacobs Sugar Warehouse, Inc.	10-K	333-88242	3.89	March 18, 2009

3.85	Articles of Organization of Cash Magic Springhill, LLC.	8-K	333-88242	3.85	February 3, 2011

3.86	Articles of Organization of Cash Magic Vivian, LLC.	8-K	333-88242	3.86	February 3, 2011

3.87	Limited Liability Company Agreement of Cash Magic Springhill, LLC.	8-K	333-88242	3.87	February 3, 2011

3.88	Limited Liability Company Agreement of Cash Magic Vivian, LLC.	8-K	333-88242	3.88	February 3, 2011

4.1	Trust Indenture Agreement by and between Jacobs Entertainment, Inc. and Wells Fargo Bank, as Trustee, dated June 16, 2006.	8-K	333-88242	4.1	March 23, 2006

4.2	Registration Rights Agreement by and between Jacobs Entertainment, Inc. and Credit Suisse Securities (USA) LLC, CIBC World Markets Corp., Libra Securities, LLC, Wells Fargo Securities, LLC and KeyBanc Capital Markets, a Division of McDonald Investments Inc., as the initial purchasers, dated June 16, 2006.	8-K	333-88242	4.2	March 23, 2006

4.3	Pledge Agreement dated as of June 16, 2006 by and among Jacobs Entertainment, Inc., Black Hawk Gaming & Development Company, Inc. and Credit Suisse, Cayman Islands Branch.	S-4	333-136066	4.3	July 27, 2006

4.4	Guarantee Agreement dated as of June 16, 2006, by and among Jacobs Entertainment, Inc., certain of the subsidiaries of Jacobs Entertainment, Inc. and Credit Suisse, Cayman Islands Branch.	S-4	333-136066	4.4	July 27, 2006

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
4.5	Security Agreement dated as of June 16, 2006, made by Jacobs Entertainment, Inc. and each of the guarantors listed on the signature pages or from time to time a party by execution of a joinder agreement, as pledgors, assignors and debtors in favor of Credit Suisse, Cayman Islands Branch, in its capacity as collateral agent for the Secured Parties pursuant to the Credit Agreement.	S-4	333-136066	4.5	July 27, 2006

4.6	Contribution Agreement dated June 16, 2006, by and among Jacobs Entertainment, Inc. and affiliates of Jacobs Entertainment, Inc.	S-4	333-136066	4.6	July 27, 2006

4.7	Custodian Agreement dated as of June 16, 2006, by and between Dunham Trust Company, 1 East Liberty Street, Sixth Floor, Reno, NV 89504, as custodian, Credit Suisse, Cayman Islands Branch as Collateral Agent under the Credit Agreement, Jacobs Entertainment, Inc., as the Borrower under the Credit Agreement and Blackhawk Gaming & Development Company, Inc.	S-4	333-136066	4.7	July 27, 2006

4.8	Form of Jacobs Entertainment, Inc. 9.75% Rule 144A Global Note due 2014.	S-4	333-136066	4.8	July 27, 2006

4.9	Form of Jacobs Entertainment, Inc. 9.75% Regulation S Global Note due 2014.	S-4	333-136066	4.9	July 27, 2006

4.10	Form of Jacobs Entertainment, Inc. 9.75% IAI Global Note due 2014.	S-4	333-136066	4.10	July 27, 2006

4.11	Intercompany Note dated as of June 16, 2006 by and among Jacobs Entertainment, Inc., and Credit Suisse, Cayman Islands Branch.	S-4	333-136066	4.11	July 27, 2006

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
4.12	Purchase Agreement dated June 9, 2006 by and among Jacobs Entertainment, Inc. and Credit Suisse Securities (USA) LLC, on behalf of the purchasers of the $210,000,000 9.75% Senior Notes.	S-4	333-136066	4.12	July 27, 2006

4.13	Pledge Agreement dated June 16, 2006 by and among Jacobs Entertainment, Inc., Black Hawk Gaming & Development Company, Inc. and Canadian Imperial Bank of Commerce, acting through its New York Agency.	S-4	333-136066	4.13	July 27, 2006

10.1	Deed of Lease dated May 8, 2003 between Haynes Chippenham Plaza, LLC and Colonial Downs, L.P.	10-K	333-88242	10.1	March 29, 2004

10.2	Asset Purchase Agreement dated November 2, 2005 among Capital City Entertainment, Inc. and Jacobs Piñon Plaza Entertainment, Inc.	10-Q	333-88242	10.2	November 14, 2005

10.3	Piñon Plaza Ground Lease dated June 26, 2006 by and between Clark G. Russell and Jean M. Russell, Trustees of The Clark and Jean Russell Family Trust and Jacobs Entertainment, Inc.	S-4	333-136066	10.3	July 27, 2006

10.4	Triple Net Lease dated November 14, 2005 among Route 225 Investments, LLC and Jacobs Entertainment, Inc.	8-K	333-88242	10.4	November 15, 2005

10.5	Shopping Center Lease dated February 28, 2005 between Jay F. Wilks, Trustee under Indenture dated December 20, 1976 by and between Herbert Cashvan and Marvin Simon, as Settlors, and Jay F. Wilks as Trustee, and Colonial Downs, L.P.	8-K	333-88242	10.7	March 23, 2006

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
10.6	Membership Interests Purchase Agreement dated May 16, 2006 by and between Gameco Holdings, Inc. and Jacobs Entertainment, Inc.	S-4	333-136066	10.9	July 27, 2006

10.7	Asset Purchase Agreement dated May 17, 2006 between Feliciana Ventures, Inc., Forest Gold Truck Plaza and Casino, L.L.C., St. Helena Express & Casino, L.L.C., Seabuckle Gaming, Inc., Janice M. Penn and Minnie L. Hughes, as Sellers, Claude M. Penn, Jr., and Gameco Holdings, Inc. as Purchaser. (Assigned as to St. Helena to Jacobs Entertainment, Inc.).	S-4	333-136066	10.10A	July 27, 2006

10.8	First Amendment to Asset Purchase Agreement dated July 12, 2006 between Feliciana Ventures, Inc., Forest Gold Truck Plaza and Casino, L.L.C., St. Helena Express & Casino, L.L.C., Seabuckle Gaming, Inc., Janice M. Penn and Minnie L. Hughes, as Sellers, Claude M. Penn, Jr., and Gameco Holdings, Inc. as Purchaser. (Assigned as to St. Helena to Jacobs Entertainment, Inc.).	S-4	333-136066	10.10B	July 27, 2006

10.9	Credit Agreement by and between Jacobs Entertainment, Inc., Credit Suisse Securities (USA) LLC and CIBC World Markets Corp., as Joint Lead Arrangers and Joint Bookrunners, and CIBC World Markets Corp., as Syndication Agent, and Wells Fargo Bank, National Association, as Documentation Agent and Swingline Lender, and CIT Lending Services Corporation, as Documentation Agent, and Credit Suisse, Cayman Islands Branch, as Issuing Bank, Administrative Agent and Collateral Agent, dated June 16, 2006.	8-K	333-88242	10.11	June 22, 2006

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
10.10	Consulting Agreement dated January 1, 2006 and amended June 16, 2006, by and among Jacobs Entertainment, Inc. and Jacobs Investments Management Co., Inc.	S-4	333-136066	10.12	July 27, 2006

10.11	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Nautica Phase 2 Limited Partnership.	S-4	333-136066	10.14	July 27, 2006

10.11B	Amendment to Option Agreement between Jacobs Entertainment, Inc. and Nautica Phase 2 Limited Partnership dated July 6, 2010.	8-K	333-88242	10.11B	July 12, 2010

10.12	Option Agreement dated April 18, 2006 between Jacobs Entertainment, Inc. and Flats Development, Inc.	S-4	333-136066	10.16	July 27, 2006

10.12B	Purchase Agreement between Jacobs Sugar Warehouse, Inc. and Flats Development, Inc. dated July 7, 2010.	8-K	333-88242	10.12B	July 12, 2010

10.13	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Sycamore & Main, Inc.	S-4	333-136066	10.17	July 27, 2006

10.13B	Amendment to Option Agreement between Jacobs Entertainment, Inc. and Sycamore & Main, Inc. dated July 6, 2010.	8-K	333-88242	10.13B	July 12, 2010

10.14	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Nautica Peninsula Land Limited Partnership.	S-4	333-136066	10.18	July 27, 2006

10.14B	Amendment to Option Agreement between Jacobs Entertainment, Inc. and Nautica Peninsula Land Limited Partnership dated July 6, 2010.	8-K	333-88242	10.14B	July 12, 2010

10.15	Lease and Option to Purchase Agreement dated June 21, 2006 by and between Curray Corporation, Texas Pelican, LLC and Jalou of Vinton, LLC.	S-4	333-136066	10.20	July 27, 2006

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
10.16	Membership Interests Purchase Agreement dated August 20, 2007 by and between Gameco Holdings, Inc. and Jacobs Entertainment, Inc.	8-K	333-88242	10.28	September 6, 2007

10.17	Amendment No. 1 dated May 4, 2007 to Credit Agreement among Jacobs Entertainment, Inc. and various lenders.	8-K	333-88242	10.28A	May 10, 2007

10.18	Asset Purchase Agreement dated October 4, 2006 regarding the Silver Dollar Truck Plaza.	10-K	333-88242	10.29	March 26, 2008

10.19	Purchase Agreement dated March 14, 2008 regarding Jacobs Lot D, Inc.	10-Q	333-88242	10.30	May 13, 2008

10.20	Amendment No. 2 dated February 5, 2009 to Credit Agreement among Jacobs Entertainment, Inc. and various lenders.	8-K	333-88242	10.31	February 6, 2009

10.21	Executive Employment Agreement between Jacobs Entertainment, Inc. and Emanuel J. Cotronakis signed August 21, 2009.	8-K	333-88242	10.32	August 24, 2009

10.22	Executive Employment Agreement between Jacobs Entertainment, Inc. and Michael T. Shubic signed September 23, 2009.	8-K	333-88242	10.33	September 29, 2009

10.23	Executive Employment Agreement between Jacobs Entertainment, Inc. and Ian M. Stewart signed September 23, 2009.	8-K	333-88242	10.34	September 29, 2009

10.24	Marketer Franchise Agreement between JEI Distributing, LLC and CITGO Petroleum Corporation dated as of December 21, 2009.	8-K	333-88242	10.35	January 13, 2010

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
10.25	Unbranded Rack Sales Agreement between JEI Distributing, LLC and CITGO Petroleum Corporation dated as of December 21, 2009.	8-K	333-88242	10.36	January 13, 2010

10.26	Addendum to Unbranded Rack Sales Agreement between JEI Distributing, LLC and CITGO Petroleum Corporation dated as of December 21, 2009.	8-K	333-88242	10.37	January 13, 2010

10.27	Amendment and Restatement Agreement, dated as of March 31, 2010, among Jacobs Entertainment, Inc., as borrower, several lenders from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Wells Fargo Bank, National Association, as Swingline Lender, which amended and restated in its entirety the Credit Agreement, dated as of June 16, 2006, among such parties, as set forth in Exhibit A to such Amendment and Restatement Agreement.	8-K	333-88242	10.27	April 6, 2010

10.28	Membership Interests Purchase Agreement effective January 31, 2011 by and between Gameco Holdings, Inc. and Jacobs Entertainment, Inc.	8-K	333-88242	10.28	February 3, 2011

10.29	Purchase Agreement between Nautica Phase 2 Limited Partnership and Jacobs Sugar Warehouse, Inc. dated January 14, 2011.					X

12	Computation of Ratio of Earnings to Fixed Charges.					X

14	Code of Ethics (as revised).	10-K	333-88242	14.1	March 26, 2008

21.2	Subsidiaries of Jacobs Entertainment, Inc.					X

25.1	Statement of Eligibility of Trustee on Form T-1.	S-4	333-136066	25.1	July 27, 2006

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
31.1	Chief Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Chief Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.					X