Form 10-Q
period 2011-03-31
JACOBS ENTERTAINMENT INC
filed 2011-05-16
CIK 1173284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 16, 2011
Class A Common Stock, $.01 par value	1,320 shares
Class B Common Stock, $.01 par value	180 shares

Jacobs Entertainment, Inc.

Index

March 31, 2011

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2011 and December 31, 2010

(Dollars in Thousands)

	March 31, 2011	December 31, 2010 (As adjusted, see Note 7)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,604	$24,703
Restricted cash	2,270	1,226
Accounts receivable, net	3,966	3,197
Due from affiliates	1,167	2,671
Inventory	3,773	3,901
Prepaid expenses and other current assets	3,228	3,059

Total current assets	40,008	38,757

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	64,719	64,031
Building and improvements	199,672	198,962
Equipment, furniture and fixtures	106,806	104,928
Leasehold improvements	3,213	3,213
Construction in progress	1,194	1,033

	375,604	372,167
Less accumulated depreciation	(132,867)	(128,686)

Property, plant and equipment, net	242,737	243,481

OTHER NONCURRENT ASSETS:
Goodwill	48,800	48,800
Identifiable intangible assets, net	9,102	8,274
Debt issue costs, net	4,428	5,016
Investment in equity securities	2,132	1,652
Other assets	1,727	1,731

TOTAL	$348,934	$347,711

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,321	$8,498
Accrued expenses	23,323	16,811
Due to affiliates	142	639
Current portion of long-term debt and capital lease obligations	3,706	21,561

Total current liabilities	34,492	47,509

Long-term debt and capital lease obligations	289,546	281,692
Other noncurrent liabilities	1,142	1,114

Total liabilities	325,180	330,315

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER’S EQUITY:
Class A Common stock, $.01 par value; 1,800 shares authorized, 1,320 shares issued and outstanding as of March 31, 2011 and December 31, 2010	—	—
Class B Common stock, $.01 par value; 200 shares authorized, 180 shares issued and outstanding as of March 31, 2011 and December 31, 2010	—	—
Additional paid-in capital	37,015	31,825
Accumulated deficit	(13,261)	(15,052)

Total stockholder’s equity of Jacobs Entertainment, Inc.	23,754	16,773
Noncontrolling interest	—	623

Total stockholder’s equity	23,754	17,396

TOTAL	$348,934	$347,711

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

	Three Months Ended March 31,
	2011	2010 (As adjusted, see Note 7)
REVENUES
Gaming:
Casino	$36,094	$33,956
Truck stop	19,508	18,803
Pari-mutuel	6,382	6,375
Food and beverage	7,077	7,477
Convenience store – fuel	26,689	22,003
Convenience store – other	3,344	3,086
Hotel	752	781
Other	1,233	1,274

Total revenues	101,079	93,755
Less: Promotional allowances	(9,250)	(9,036)

Net revenues	91,829	84,719

COSTS AND EXPENSES
Gaming:
Casino	12,462	11,722
Truck stop	11,256	10,986
Pari-mutuel	4,850	4,772
Food and beverage	3,330	3,456
Convenience store – fuel	25,642	20,682
Convenience store – other	4,390	3,992
Hotel	162	277
Marketing, general and administrative	16,064	15,710
Unrealized gain on change in fair value of investment in equity securities	(480)	(586)
Depreciation and amortization	5,602	5,597

Total costs and expenses	83,278	76,608

OPERATING INCOME	8,551	8,111

Interest income	12	10
Interest expense	(6,772)	(6,567)

NET INCOME	1,791	1,554

Net loss of subsidiary attributable to the noncontrolling interest	—	9

NET INCOME ATTRIBUTABLE TO JACOBS ENTERTAINMENT, INC.	$1,791	$1,563

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

	Common Stock			Additional Paid-in Capital
	Class A Shares	Class B Shares	Amount*		Accumulated Deficit	Noncontrolling Interest	Total
BALANCES, JANUARY 1, 2011 (As adjusted, see Note 7)	1,320	180	$—	$31,825	$(15,052)	$623	$17,396
Capital contributions				20,913			20,913
Distributions				(15,723)			(15,723)
Acquisition of noncontrolling interest						(623)	(623)
Net income**					1,791		1,791

BALANCES, MARCH 31, 2011	1,320	180	$—	$37,015	$(13,261)	$—	$23,754

	Common Stock			Additional Paid-in Capital
	Class A Shares	Class B Shares	Amount*		Accumulated Deficit	Noncontrolling Interest	Total
BALANCES, JANUARY 1, 2010 (As adjusted, see Note 7)	1,320	180	$—	$34,758	$(17,048)	$618	$18,328
Distributions				(1,000)			(1,000)
Net income (loss) (As adjusted, see Note 7)**					1,563	(9)	1,554

BALANCES, MARCH 31, 2010 (As adjusted, see Note 7)	1,320	180	$—	$33,758	$(15,485)	$609	$18,882

*	The par value amount of the Jacobs Entertainment, Inc. 1,320 shares of Class A common stock and 180 shares of Class B common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 due to rounding.
**	For the three months ended March 31, 2011 and 2010, comprehensive income is equal to net income and is entirely attributable to the Jacobs Entertainment, Inc. stockholder other than the net loss of subsidiary attributable to the noncontrolling interest for the period ended March 31, 2010.

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2011 and 2010

(Dollars in Thousands)

	Three Months Ended March 31,
	2011	2010 (As adjusted, see Note 7)
OPERATING ACTIVITIES:
Net income	$1,791	$1,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,602	5,597
Unrealized gain on change in fair value of investment in equity securities	(480)	(586)
(Gain) loss on sale of equipment	(33)	92
Deferred financing cost amortization	588	418
Other	—	2
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(1,044)	(1,027)
Accounts receivable, net	(775)	(229)
Inventory	128	242
Prepaid expenses and other assets	(165)	(460)
Accounts payable	(217)	3,526
Accrued expenses and other noncurrent liabilities	6,700	6,405
Due from/to affiliates	(889)	(561)

Net cash provided by operating activities	11,206	14,973

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(4,634)	(2,635)
Proceeds from sale of equipment	79	—
Purchases of device rights	(1,217)	—
Acquisition of noncontrolling interest	(1,243)	—

Net cash used in investing activities	(7,015)	(2,635)

FINANCING ACTIVITIES:
Payments to obtain financing	—	(1,500)
Borrowings on revolving line of credit	16,800	1,000
Payments on long-term debt	(183)	(195)
Payments on revolving line of credit	(5,500)	(11,000)
Distributions to stockholder	(14,407)	(1,000)

Net cash used in financing activities	(3,290)	(12,695)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	901	(357)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,703	24,623

CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,604	$24,266

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$995	$667

Non-cash investing and financing activities:
Capital contributions exchanged for retirement of liabilities paid by affiliate	$20,913	$—

Capital distributions for assets retained by affiliate	$1,316	$—

Non-cash additions to property	$466	$156

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS)

1.	BUSINESS AND ORGANIZATION

Jacobs Entertainment, Inc. (“JEI,” the “Company,” “us,” “our,” or “we”) was formed on April 17, 2001 to become a geographically diversified gaming and pari-mutuel wagering company with properties in Colorado, Nevada, Louisiana, and Virginia. We are a wholly-owned subsidiary of Jacobs Investments, Inc. (“JII”) and a Qualified Subchapter S-Corporation Subsidiary under the Internal Revenue Code of 1986, as amended. Jeffrey P. Jacobs, our Chief Executive Officer (“CEO”), and his family trusts own 100% of JII’s outstanding common stock. These persons and their affiliates are referred to herein as “Jacobs.” We have four reportable segments (Colorado, Nevada, Louisiana and Virginia), as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting. See Note 4.

As of March 31, 2011, we owned and operated five casinos through wholly-owned subsidiaries. Our casinos include The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Hotel Casino (“Gilpin”), both in Black Hawk, Colorado, the Gold Dust West Casino (“Gold Dust West-Reno”) in Reno, Nevada, the Gold Dust West-Carson City (“Gold Dust West-Carson City”) in Carson City, Nevada and the Gold Dust West-Elko (“Gold Dust West-Elko”) in Elko, Nevada. JEI also owns and operates 21 truck plaza video gaming facilities in Louisiana, which are collectively referred to as “Jalou,” “truck stops” or “truck plazas.” We also receive a percentage of gaming revenue from an additional truck plaza video gaming facility. Finally, JEI owns and operates a horse racing track with ten satellite wagering facilities in Virginia through a wholly-owned subsidiary, Colonial Holdings, Inc. (“Colonial”).

On August 16, 2010, we acquired a business and its related assets referred to as “Flats” for $2,800 based in what we call the Nautica Properties area in Cleveland, Ohio. Flats was controlled by the mother and sister of our CEO and was accounted for as a combination of entities under common control. See Note 7. On January 18, 2011, we acquired another Nautica Properties based business and its related assets referred to as “Nautica Phase 2” for $1,250 from a limited partnership. The general partner owned 1% and the limited partners owned 99% of the limited partnership. Our CEO owned 58% of the general partner interests and controlled the partnership. Third parties owned the remaining 42% of the general partner interests and the 99% limited partnership interest. Therefore, the portion of Nautica Phase 2 acquired from our CEO has been recorded at the historical cost bases in the assets and liabilities transferred and the portion of Nautica Phase 2 acquired from third parties has been recorded at fair value at the acquisition date using the acquisition method of accounting. See Note 7.

Additionally, on January 31, 2011, we acquired two truck plaza video gaming facilities in Louisiana, Cash Magic Springhill, LLC (“Springhill”) and Cash Magic Vivian, LLC (“Vivian”), for $5,462 and $4,913, respectively, which were previously wholly owned by another JII subsidiary, Gameco Holdings, Inc. (“Gameco”). On March 31, 2011, we acquired one additional truck plaza video gaming facility in Louisiana, Jalou Forest Gold, LLC (“Forest Gold”), for $3,025, which was also previously wholly owned by Gameco. The acquisitions of these truck stops were accounted for as combinations of entities under common control. Accordingly, the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted to include the operations of these businesses from January 1, 2010. See Note 7.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Financial Statements – The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial position as of March 31, 2011 and December 31, 2010, and the results of our operations, cash flows and changes in stockholder’s equity for the three months ended March 31, 2011 and 2010. All intercompany transactions and balances have been eliminated in consolidation. We have evaluated subsequent events through the date on which the financial statements are issued.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto in our Form 10-K report for the year ended December 31, 2010 filed with the United States Securities and Exchange Commission. Our significant accounting policies are discussed in detail in Note 2 to the financial statements contained in our Form 10-K report. The results of interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

New Accounting Guidance – New authoritative accounting guidance under FASB ASC Topic 924, Entertainment-Casinos (“ASC Topic 924”) clarified existing literature that an entity should accrue jackpot liabilities and charge to revenues when an entity has the obligation to pay the jackpot (or a portion thereof as applicable). This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The standard was effective for us on January 1, 2011. The adoption of this standard did not have a material impact on our consolidated financial statements.

3.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

We test goodwill for impairment as of September 30 each year or when circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying value. We consider a variety of factors when estimating the fair value of our reporting units, including estimates about the future operating results of each reporting unit, multiples of EBITDA (earnings before interest, income taxes, depreciation and amortization), investment banker market analyses, and recent sales of comparable business units if such information is available to us. A variety of estimates and judgments about the relevance and comparability of these factors to the reporting units are made. As of September 30, 2010, prior to the acquisition by JEI, we determined the carrying value of the goodwill at Forest Gold was impaired. Market conditions in 2010 resulted in Forest Gold not meeting the financial performance expectations originally forecast at the time of acquisition. Consequently, Forest Gold recorded a goodwill impairment charge of $764 during the third quarter of 2010. As of September 30, 2010, we believe the carrying value of the goodwill held in our other reporting units was not impaired and there have been no circumstances subsequently to indicate any additional impairment testing is required. There has been no change in the carrying amount of goodwill during 2011.

In addition, as of March 31, 2011, we have reassessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets.

Identifiable intangible assets as of March 31, 2011 and December 31, 2010, consisted of the following:

		March 31, 2011			December 31, 2010 (As adjusted, see Note 7)
	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Revenue rights	40.75	$6,000	$1,110	$4,890	$6,000	$1,080	$4,920
Device use rights	2.58	11,623	7,805	3,818	10,987	8,047	2,940
Restriction agreements	5.41	743	349	394	743	329	414

Total		$18,366	$9,264	$9,102	$17,730	$9,456	$8,274

Aggregate amortization expense of identifiable intangible assets was $389 and $470 for the three months ended March 31, 2011 and 2010, respectively.

Estimated amortization expense for the years ending December 31:

2011 (remaining 9 months)	$1,130
2012	1,314
2013	932
2014	702
2015	609
Thereafter	4,415

Total	$9,102

4.	SEGMENTS

Our CEO is our chief operating decision maker. At March 31, 2011 and 2010, we had four segments representing the geographic regions of our operations. Each segment is managed separately because of the unique characteristics of its revenue stream and customer base. We have aggregated our operations into these four segments based on similarities in the nature of the properties’ businesses, customers and regulatory environment in which each property operates. The Colorado segment consists of The Lodge and Gilpin casinos. Our Nevada segment includes the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos. The Louisiana operations consist of truck plaza/video poker facilities, and the Virginia segment consists of Colonial’s pari-mutuel operations and satellite wagering facilities.

The accounting policies of the segments are the same as those described in Note 2 above and those included in our Form 10-K report for the year ended December 31, 2010. The corporate adjustments, eliminations and other represent all other income and expenses and are also presented.

As of and for the Three Months Ended March 31, 2011

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other	Total
Revenues:
Gaming
Casino	$27,058	$9,036				$36,094
Truck stop			$19,508			19,508
Pari-mutuel				$6,382		6,382
Food and beverage	2,977	2,326	1,489	285		7,077
Convenience store — fuel			26,689			26,689
Convenience store — other			3,344			3,344
Hotel	473	279				752
Other	218	306	394	210	$105	1,233

Total revenues	30,726	11,947	51,424	6,877	105	101,079
Less: Promotional allowances	(6,230)	(1,533)	(1,487)			(9,250)

Net revenues	$24,496	$10,414	$49,937	$6,877	$105	$91,829

Depreciation and amortization	$1,648	$1,691	$1,496	$567	$200	$5,602

Interest income	$—	$—	$4	$8	$—	$12

Interest expense	$2,157	$1,274	$1,297	$129	$1,915	$6,772

Net income (loss)	$4,244	$(1,278)	$3,143	$(158)	$(4,160)	$1,791

EBITDA(1)	$8,049	$1,687	$5,932	$530	$(2,045)	$14,153

Goodwill	$6,711	$8,836	$33,253			$48,800

Identifiable intangible assets, net			$9,102			$9,102

Property, plant and equipment, net	$88,290	$37,292	$45,362	$61,932	$9,861	$242,737

Total assets	$110,718	$53,325	$101,684	$67,681	$15,526	$348,934

Long-term debt	$84,771	$61,056	$62,714	$4,868	$76,137	$289,546

Capital expenditures	$1,817	$1,174	$474	$512	$657	$4,634

For the Three Months Ended March 31, 2010

(Balance Sheet Data as of December 31, 2010)

	Colorado	Nevada	Louisiana (As adjusted, see Note 7)	Virginia	Corporate Adjustments, Eliminations and Other (As adjusted, see Note 7)	Total (As adjusted, see Note 7)
Revenues:
Gaming
Casino	$25,171	$8,785				$33,956
Truck stop			$18,803			18,803
Pari-mutuel				$6,375		6,375
Food and beverage	2,952	2,298	1,876	351		7,477
Convenience store — fuel			22,003			22,003
Convenience store — other			3,086			3,086
Hotel	474	307				781
Other	217	332	354	219	$152	1,274

Total revenues	28,814	11,722	46,122	6,945	152	93,755
Less: Promotional allowances	(5,916)	(1,725)	(1,395)			(9,036)

Net revenues	$22,898	$9,997	$44,727	$6,945	$152	$84,719

Depreciation and amortization	$1,725	$1,545	$1,530	$544	$253	$5,597

Interest income	$—	$—	$9	$1	$—	$10

Interest expense	$2,170	$1,286	$1,309	$147	$1,655	$6,567

Net income (loss)	$3,344	$(1,112)	$3,439	$(177)	$(3,940)	$1,554

EBITDA(1)	$7,239	$1,719	$6,269	$513	$(2,032)	$13,708

Goodwill	$6,711	$8,836	$33,253			$48,800

Identifiable intangible assets, net			$8,274			$8,274

Property, plant and equipment, net	$88,587	$38,124	$46,019	$61,856	$8,895	$243,481

Total assets	$110,380	$54,412	$101,378	$66,959	$14,582	$347,711

Long-term debt	$84,771	$61,113	$53,989	$4,875	$76,944	$281,692

Capital expenditures	$1,032	$563	$300	$599	$141	$2,635

(1)	EBITDA (earnings before interest, income taxes, depreciation and amortization) is presented as supplemental information in the tables above as it is a key measure of operating performance used by our chief operating decision maker. EBITDA can be reconciled directly to our unaudited condensed consolidated net income (loss) by adding the amounts shown for depreciation, amortization, income taxes and interest to net income (loss). This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income (loss), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows holders of our debt and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our segments using EBITDA measures as do most analysts following the gaming industry. EBITDA is also a key component of certain financial covenants in our debt agreements.

5.	COMMITMENTS AND CONTINGENCIES

Commitments

Colonial has an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for our pari-mutuel wagering applications. In addition, Colonial has an agreement with a company which provides broadcasting and simulcasting equipment and services. Total expense incurred for totalisator and broadcasting and simulcasting services was $143 and $150 for the three month periods ended March 31, 2011 and 2010, respectively.

Operating Leases

Our operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia, leases for office space in Colorado, Louisiana, Virginia and Florida, as well as leases for automobiles and other property and equipment at all locations, expiring at various dates. Total expense under these non-cancelable operating leases was $730 and $750 during the three months ended March 31, 2011 and 2010, respectively.

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

JIMCO Management Agreement

In order to assist us in our efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, we have a consulting agreement with Jacobs Investments Management Co. Inc. (“JIMCO”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two of his business associates. This agreement calls for payments of $1,250 per year payable in two equal installments of $625 on January 1st and July 1st plus 2.5% of budgeted development costs for projects undertaken by us, if certain debt covenant ratios are met. Total expenses incurred under this agreement with JIMCO were $313 and $313 during the three months ended March 31, 2011 and 2010, respectively.

Transactions with Affiliate Truck Stops

We allocate management, accounting and overhead costs incurred by JEI to truck stops owned by Gameco. These costs totaled $70 and $65 for the three months ended March 31, 2011 and 2010, respectively. Additionally, to help JEI reach the fuel sale volume necessary to qualify for the reduced pricing structure under our fuel supply agreements, we entered into agreements with various Gameco subsidiaries to provide gasoline and diesel fuel at cost for their fuel operations, which totaled $1,112 and $840 for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, Gameco owns one remaining truck stop.

Jalou Device Owner, L.P.

Under Louisiana law, video poker machines must be owned by Louisiana residents. The video poker machines and the related repair parts inventory used by the Jalou truck plazas are owned by Jalou Device Owner, L.P. (“Device Owner”), of which Gameco owns 49% and is the general partner. Two Louisiana residents own 51% and are the limited partners. The Jalou truck plazas pay 90 cents per operating video poker machine per day to Device Owner, plus reimbursement for Device Owner’s licensing costs. Total expense under these arrangements was $376 and $376 for the three months ended March 31, 2011 and 2010, respectively.

Other Related Party Transactions

Nautica Phase 2 periodically provided working capital advances to JIMCO. These advances totaled $583 as of December 31, 2010 and are included in the balances due from affiliates discussed below. These working capital advances were settled upon acquisition of Nautica Phase 2 by JEI during 2011.

Balances Due To/From Affiliates

Each of the above related party transactions results in either receivables from or payables to our affiliates. As of March 31, 2011 and December 31, 2010, these transactions resulted in net receivables from affiliates totaling $1,167 and $2,671, respectively. As of March 31, 2011 and December 31, 2010, these transactions resulted in net payables to affiliates totaling $142 and $639, respectively.

Nautica Properties

During July 2006, we acquired from affiliated parties options to lease and options to purchase six businesses and their related assets, including various parcels of land, buildings and related improvements, on the west bank of the Cuyahoga River in Cleveland, Ohio. We refer to these businesses and their related assets as the Nautica Properties.

In July 2010, we amended the three remaining unexercised option agreements and extended the option periods to July 2012, giving us the right to purchase or enter into long-term leases on the three remaining Nautica Properties businesses and their related assets. On January 18, 2011, we exercised one of these remaining option agreements and acquired a fourth Nautica Properties business and its related assets referred to as “Nautica Phase 2.” See Note 7.

The remaining two unexercised options on the Nautica Properties require aggregate option payments totaling $100 per year. Our CEO owns varying interests in the two remaining parcels. Although we may elect not to exercise the remaining options unless casino gaming opportunities arise, we nonetheless have the right to acquire all or part of the remaining Nautica Properties for other purposes. If we decide to exercise our two remaining options, the aggregate annual lease payments on the remaining two parcels would be $230. If both remaining parcels are purchased, the total purchase price would be $2,300. The purchase price and rent payments would be increased based on independent appraisals of the land, improvements and other assets values if, in the future, a casino were to be licensed on the Nautica Properties.

7.	RECENT ACQUISITION ACTIVITY

Acquisition of Flats Development, Inc.

As discussed in Note 1, on August 16, 2010, we acquired Flats for $2,800. The acquisition of Flats and its parking lot business was accounted for as a combination of entities under common control. Therefore, the acquisition has been recorded at the historical cost bases in the assets and liabilities transferred. A distribution of $2,800 was recorded on the acquisition date, and the net assets of the entity acquired have been retroactively accounted for in the accompanying unaudited condensed consolidated financial statements since January 1, 2010. Therefore, an effective net distribution of $1,163 (the $2,800 distribution reduced by the $1,637 of net assets acquired) results from the transaction.

If casino gaming were to become legalized in Ohio within seven years from the purchase date and a for-profit casino is licensed on the Nautica Properties, the purchase price of Flats could increase based on independent appraisals of the land, improvements and other asset values. Any additional purchase price shall be equal to the fair market value of the property at the time that a license is issued to JEI in the State of Ohio for a for-profit casino less the purchase price previously paid. There is no maximum additional purchase price. We will continue to evaluate the fair value of this additional contingent purchase price at each balance sheet date throughout the term of the agreement. If applicable, any additional purchase price would be accounted for consistently with the original acquisition as a combination of entities under common control. At March 31, 2011, the fair value of the Flats contingent purchase price was immaterial to the financial position of JEI, but could have a material impact in the future if and when a casino license is granted for the Nautica Properties.

The following table summarizes the net assets acquired and liabilities assumed as of August 16, 2010, for the Flats acquisition:

Flats
Property and equipment, net	$1,652
Current liabilities assumed	15

Net assets acquired	$1,637

Acquisition of Nautica Phase 2

As discussed in Note 1, on January 18, 2011, we acquired Nautica Phase 2 for $1,250. The acquisition of Nautica Phase 2 and its parking lot business was accounted for as a combination of entities under common control. Therefore, the portion of Nautica Phase 2 acquired from our CEO has been recorded at the historical cost bases in the assets and liabilities transferred and the portion of Nautica Phase 2 acquired from third parties has been recorded at fair value at the acquisition date using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations. A distribution of $7 was recorded on the acquisition date for the portion of the purchase price attributable to our CEO. The net assets of the entity acquired have been retroactively accounted for in the accompanying unaudited condensed consolidated financial statements since January 1, 2010. The net assets attributable to the noncontrolling interest holders have been reflected as a separate component of equity.

If casino gaming were to become legalized in Ohio within seven years from the purchase date and a for-profit casino is licensed on the Nautica Properties, the purchase price of Nautica Phase 2 could increase based on independent appraisals of the land, improvements and other asset values. Any additional purchase price shall be equal to the fair market value of the property at the time that a license is issued to JEI in the State of Ohio for a for-profit casino less the purchase price previously paid. There is no maximum additional purchase price. We will continue to evaluate the fair value of this additional contingent purchase price at each balance sheet date throughout the term of the agreement. If applicable, any additional purchase price would be accounted for consistently with the original acquisition accounting, whereby the portion attributable to our CEO would be accounted for as a combination of entities under common control and as a distribution, and the portion attributable to third parties would be accounted for using the acquisition method of accounting. At March 31, 2011, the fair value of the Nautica Phase 2 contingent purchase price was immaterial to the financial position of JEI, but could have a material impact in the future if and when a casino license is granted for the Nautica Properties.

The following table summarizes the preliminary allocation of the purchase price to net assets acquired and liabilities assumed as of January 18, 2011, for the Nautica Phase 2 acquisition:

Nautica Phase 2
Property and equipment, net	$1,305
Current liabilities assumed	62

Net assets acquired	$1,243

Any change in the fair value of the net assets of Nautica Phase 2 during the purchase price allocation period (generally within one year of the acquisition date) may result in an allocation to goodwill.

The following schedule discloses the effects on JEI’s equity due to the change in ownership interest in Nautica Phase 2 discussed above:

	Three Months Ended March 31
	2011	2010
Net income attributable to JEI stockholder	$1,791	$1,563
Decrease in JEI’s equity for purchase of Nautica Phase 2 noncontrolling interest	(623)	—

Change from net income attributable to JEI stockholder and transfer to the noncontrolling interest	$1,168	$1,563

Acquisitions of Springhill and Vivian

On January 31, 2011, we acquired two truck plaza video gaming facilities in Louisiana, Springhill and Vivian, for $10,375, which were previously wholly owned by Gameco. The acquisitions of these truck plaza facilities were accounted for as a combination of entities under common control. Therefore, the acquisition has been recorded at the historical cost bases in the assets and liabilities transferred. A distribution totaling $10,375 was recorded on the acquisition date, and the net assets of the entity acquired have been retroactively accounted for in the accompanying unaudited condensed consolidated financial statements since January 1, 2010. Therefore, an effective net distribution of $2,904 (the $10,375 distribution reduced by the $7,471 of net assets acquired) results from the transactions.

At December 31, 2010, Springhill’s and Vivian’s outstanding debt totaled $4,600 and $4,000, respectively, and has been included in the restated unaudited condensed consolidated balance sheet. On January 31, 2011, with proceeds from the sales of Springhill and Vivian, Gameco repaid the outstanding principal and interest of $8,629. The debt was not assumed by JEI and is reflected as a capital contribution in the statement of stockholder’s equity.

The following table summarizes the net assets acquired and liabilities assumed as of January 31, 2011, for the acquisitions occurring on that date:

	Springhill	Vivian	Total
Current assets	$495	$507	$1,002
Property and equipment, net	2,309	2,555	4,864
Goodwill	1,376	—	1,376
Identifiable intangible assets	318	288	606
Other assets	27	12	39

Total assets acquired	4,525	3,362	7,887

Current liabilities assumed	188	228	416

Net assets acquired	$4,337	$3,134	$7,471

Acquisition of Forest Gold

On March 31, 2011, we acquired the Forest Gold truck plaza video gaming facility for $3,025 from Gameco. Forest Gold is located in Amite, Louisiana. The acquisition of the truck plaza facility was accounted for as a combination of entities under common control. Therefore, the acquisition has been recorded at the historical cost bases in the assets and liabilities transferred. A distribution of $3,025 was recorded on the acquisition date, and the net assets of the entity acquired have been retroactively accounted for in the accompanying unaudited condensed consolidated financial statements since January 1, 2010. Therefore, an effective net contribution of $7 (the $3,032 of net assets acquired reduced by the $3,025 distribution) results from the transaction.

At December 31, 2010, Forest Gold’s outstanding debt totaled $12,123 and has been included in the restated unaudited condensed consolidated balance sheet. At March 31, 2011, the outstanding principal and accrued interest totaling $12,282 were not assumed by JEI and are reflected as a capital contribution in the statement of stockholder’s equity.

The following table summarizes the net assets acquired and liabilities assumed as of March 31, 2011, for the acquisition occurring on that date:

Forest Gold
Current assets	$419
Property and equipment, net	2,056
Goodwill	952
Identifiable intangible assets	251

Total assets acquired	3,678

Current liabilities assumed	646

Net assets acquired	$3,032

8.	LONG-TERM DEBT

On June 16, 2006, we issued senior unsecured notes in the amount of $210,000 bearing interest at 9 3/4% due June 15, 2014 with interest only payments due each June 15 and December 15. We also have a $100,000 senior secured credit facility consisting of: (i) a $40,000 revolving credit facility; (ii) a $40,000 six-year term loan facility due June 2012; and (iii) a $20,000 six-year delayed draw term loan due June 2012. Borrowings under our senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined, and (2) the federal funds rate plus  1/2 of 1% or (b) a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs. At March 31, 2011, the blended interest rate on our senior secured credit facility was approximately 3.38%. As of March 31, 2011, $17,200 was available on the revolving credit facility.

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

There are many restrictions and covenants placed upon us under both our secured and unsecured indebtedness. We are required to maintain certain operating performance ratios, our covenants impose various restrictions on us as to the timing of redemptions of our notes, there are various change of control covenants, and there are many other restrictive and operational limitations on us that would be difficult or impossible for us to change. The occurrence of any one of these events and/or covenant violations to our debt agreements could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our debt agreements. The failure to repay or maintain compliance with our covenants on any of our indebtedness would result in an event of default under both our senior credit facility and our note indenture. Annual distributions may be made to our owner in an aggregate amount not to exceed the greater of $1 million or 50% of consolidated net income as defined in our credit agreement and indenture. At March 31, 2011, we were in compliance with our financial covenants.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), establishes a framework for measuring fair value and requires specific disclosures about fair value measurements. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance identifies market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The guidance establishes a hierarchy for grouping these assets and liabilities, based on the significance level of the following inputs:

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

Investment in Equity Securities

We own approximately three percent of the outstanding shares of MTR Gaming Group, Inc. (“MTR”), a publicly-traded gaming company. Our CEO, his late father and other affiliated entities also historically invested in MTR, which resulted in a combined ownership of approximately 18.3% of the outstanding common shares of MTR and thus making the affiliated group MTR’s largest shareholder.

Effective May 6, 2008, our CEO was appointed to the MTR board of directors, and on October 31, 2008, he became the chairman of the MTR board. On June 5, 2009, our CEO’s father died, and a trust established by our CEO was bequeathed the shares formerly held by his father. As a result, our CEO and his family trusts now control the entire 18.5% interest in MTR owned by the affiliated group. In March 2010, our CEO resigned from MTR’s board of directors.

The fair value of our investment in MTR is based entirely upon quoted market prices, which is a Level 1 input. As of March 31, 2011 and December 31, 2010, the fair value of our investment in MTR was $2,132 and $1,652, respectively. We have elected the fair value option permitted by FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”), and therefore, we recognize changes in the fair value of our investment in MTR as unrealized gains/losses in earnings based on its quoted market price. For the three months ended March 31, 2011 and 2010, we recorded an unrealized gain on the change in the fair value of the investment totaling $480 and $586, respectively.

For the period that our CEO was the chairman of the MTR board, we reached a level of significant influence. Therefore, consistent with the requirements of ASC Topic 825 and Rule 4-08(g) of Regulation S-X of the Securities Exchange Act of 1934, the following is summary level financial information of MTR for the three months ended March 31, 2010 as derived from its reports filed with the SEC:

Three Months Ended March 31, 2010
Net revenues	$99,359
Total operating expenses	90,069
Loss from continuing operations	(3,137)
Net loss	(3,280)

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

The estimated fair value of our financial instruments is as follows:

	As of March 31, 2011		As of December 31, 2010 (As adjusted, see Note 7)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities—Debt and capital lease obligations	$293,252	$297,556	$303,253	$301,358

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

10.	ACCRUED EXPENSES

Accrued expenses as of March 31, 2011 and December 31, 2010, include the following:

	March 31, 2011	December 31, 2010 (As adjusted, see Note 7)
Payroll and related	$5,248	$4,897
Gaming taxes payable	3,152	3,318
Interest payable	6,017	958
Property taxes payable	757	1,134
Slot club liability	1,339	1,199
Progressive jackpot liability	1,598	1,260
Purses due horsemen	1,636	511
Other	3,576	3,534

	$23,323	$16,811

11.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Our senior secured credit facility and unsecured senior notes are both guaranteed by our current and future restricted subsidiaries. Each subsidiary guarantor is 100% owned by the parent company, all guarantees are full and unconditional and joint and several, and all subsidiaries of JEI guarantee the securities.

The following information sets forth our Unaudited Condensed Consolidating Balance Sheets as of March 31, 2011 and December 31, 2010, and the Unaudited Condensed Consolidating Statements of Operations and the Unaudited Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2011 and 2010 as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Investments in our subsidiaries are accounted for on the equity method. Accordingly, entries necessary to consolidate the Parent Company Issuer and our Subsidiary Guarantors are reflected in the eliminations column.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF MARCH 31, 2011

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$994	$39,014		$40,008
Property, plant and equipment, net	955	241,782		242,737
Net investment in and advances to subsidiaries	99,655		$(99,655)	—
Other long-term assets	4,483	61,706		66,189

Total assets	$106,087	$342,502	$(99,655)	$348,934

LIABILITIES AND EQUITY
Current liabilities	$6,285	$28,207		$34,492
Long-term debt	286,400	3,146		289,546
Long-term debt (receivable from) payable to affiliate	(210,357)	210,357		—
Other long-term liabilities	5	1,137		1,142
Stockholder’s equity	23,754	99,655	$(99,655)	23,754

Total liabilities and equity	$106,087	$342,502	$(99,655)	$348,934

AS OF DECEMBER 31, 2010

(As adjusted, see Note 7)

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$554	$38,203		$38,757
Property, plant and equipment, net	897	242,584		243,481
Net investment in and advances to subsidiaries	93,912		$(93,912)	—
Other long-term assets	4,389	61,084		65,473

Total assets	$99,752	$341,871	$(93,912)	$347,711

LIABILITIES AND EQUITY
Current liabilities	$5,884	$41,625		$47,509
Long-term debt	275,250	6,442		281,692
Long-term debt (receivable from) payable to affiliate	(198,782)	198,782		—
Other long-term liabilities	4	1,110		1,114
Stockholder’s equity	17,396	93,912	$(93,912)	17,396

Total liabilities and equity	$99,752	$341,871	$(93,912)	$347,711

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues		$91,854	$(25)	$91,829
Costs and expenses	$(2,086)	(81,217)	25	(83,278)
Interest expense, net	(1,518)	(5,242)		(6,760)
Equity in earnings of subsidiaries	5,395		(5,395)	—

Net income	$1,791	$5,395	$(5,395)	$1,791

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(As adjusted, see Note 7)

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues		$84,744	$(25)	$84,719
Costs and expenses	$(2,190)	(74,443)	25	(76,608)
Interest expense, net	(1,253)	(5,304)		(6,557)
Equity in earnings of subsidiaries	5,006		(5,006)	—
Noncontrolling interest		9		9

Net income attributable to JEI	$1,563	$5,006	$(5,006)	$1,563

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$11,575	$(369)	$—	$11,206

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(352)	(4,282)		(4,634)
Proceeds from sale of equipment		79		79
Purchases of device rights		(1,217)		(1,217)
Acquisition of noncontrolling interest	(1,243)			(1,243)

Net cash used in investing activities	(1,595)	(5,420)		(7,015)

FINANCING ACTIVITIES:
Proceeds from revolving line of credit	16,800			16,800
Payments on long-term debt	(101)	(82)		(183)
Payments on revolving line of credit	(5,500)			(5,500)
Net advances to/from subsidiaries	(6,843)	6,843		—
Distributions to stockholder	(14,407)			(14,407)

Net cash (used in) provided by financing activities	(10,051)	6,761		(3,290)

Net (Decrease) Increase in Cash and Cash Equivalents	(71)	972		901
Cash and Cash Equivalents — Beginning of Period	196	24,507		24,703

Cash and Cash Equivalents — End of Period	$125	$25,479	$—	$25,604

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(As adjusted, see Note 7)

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$12,776	$2,197	$—	$14,973

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(140)	(2,495)		(2,635)
Proceeds from sale of equipment
Purchases of device rights

Net cash used in investing activities	(140)	(2,495)		(2,635)

FINANCING ACTIVITIES:
Payments to obtain financing	(1,500)			(1,500)
Proceeds from revolving line of credit	1,000			1,000
Payments on long-term debt	(102)	(93)		(195)
Payments on revolving line of credit	(11,000)			(11,000)
Net advances to/from subsidiaries	468	(468)		—
Distributions to stockholder	(1,000)			(1,000)

Net cash used in financing activities	(12,134)	(561)		(12,695)

Net Increase (Decrease) in Cash and Cash Equivalents	502	(859)		(357)
Cash and Cash Equivalents — Beginning of Period	191	24,432		24,623

Cash and Cash Equivalents — End of Period	$693	$23,573	$—	$24,266

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section discusses the results of our operations for the three months ended March 31, 2011 and 2010. We recommend reading the following discussions and analyses in conjunction with our unaudited condensed consolidated financial statements, including the notes and other financial information contained in this Form 10-Q, as well as our audited consolidated financial statements as of December 31, 2010, included in our Form 10-K report filed with the Securities and Exchange Commission (“10-K Report”). Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties. In this regard, see the section “Risk Factors” in Item 1A of our 10-K Report.

The historical information should not necessarily be taken as a reliable indicator of our future performance.

TABLE OF CONTENTS TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Description of item
1.	Significant transactions occurring during 2011	21
2.	Overview and discussion of our operations	21
3.	Comparison of our results of operations for the three months ended March 31, 2011 to the three months ended March 31, 2010	24
4.	Segment information	26
5.	Liquidity and capital resources	29
6.	Critical accounting policies and estimates	31

1. Significant transactions occurring during 2011

Acquisitions

On January 18, 2011, we acquired a Nautica Properties based business and its related assets referred to as “Nautica Phase 2” for $1.25 million from a limited partnership. The general partner owned 1% and the limited partners owned 99% of the limited partnership. Our Chief Executive Officer (“CEO”) owned 58% of the general partner interests and controlled the partnership. Third parties owned the remaining 42% of the general partner interests and the 99% limited partnership interest. Therefore, the portion of Nautica Phase 2 acquired from our CEO has been recorded at the historical cost bases in the assets and liabilities transferred and the portion of Nautica Phase 2 acquired from third parties has been recorded at fair value at the acquisition date using the acquisition method of accounting. See Note 7 of the unaudited condensed consolidated financial statements.

Additionally, on January 31, 2011, we acquired two truck plaza video gaming facilities in Louisiana, Cash Magic Springhill, LLC (“Springhill”) and Cash Magic Vivian, LLC (“Vivian”), for $5.5 million and $4.9 million, respectively, which were previously wholly owned by another JII subsidiary, Gameco Holdings, Inc. (“Gameco”). On March 31, 2011, we acquired one additional truck plaza video gaming facility in Louisiana, Jalou Forest Gold, LLC (“Forest Gold”), for $3.0 million, which was also previously wholly owned by Gameco. The acquisitions of these truck stops were accounted for as combinations of entities under common control. Accordingly, the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted to include the operations of these businesses from January 1, 2010. See Note 7 of the unaudited condensed consolidated financial statements.

2. Overview and discussion of our operations

Our CEO is our chief operating decision maker. As of March 31, 2011, we had four segments representing the geographic regions of our operations: Colorado, Nevada, Louisiana and Virginia. Each segment is managed separately because of the unique characteristics of its revenue stream and customer base. We have aggregated our operations into these four segments based on similarities in the nature of the properties’ businesses, customers and regulatory environment in which each property operates. The Colorado segment consists of The Lodge and Gilpin casinos. Our Nevada segment includes the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos. The Louisiana operations consist of truck plaza/video poker facilities, and the Virginia segment consists of Colonial’s pari-mutuel operations and satellite wagering facilities.

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

In addition to the above performance measurements, we pay particular attention to our monthly and annual cash flow. Our business is sensitive to shifts in volumes and levels of activity and we find it necessary to monitor our cash levels closely. Every six months (June 15 and December 15) we have a cash interest payment due on our $210 million senior unsecured notes amounting to $10.2 million. Additionally, we currently have $57.2 million outstanding on our senior secured credit facility with interest due at varying intervals. As of March 31, 2011, $22.8 million was outstanding on the $40 million senior secured revolving credit facility we have with a bank group on which we can draw as needed in order to augment the cash flow we generate from operations. This is generally a function of the timing of generating cash from operations coupled with the amount of cash we need to run the business—i.e., our cash inventory. Presently, we estimate that we require approximately $15 million of cash inventory to operate our properties. See “Liquidity and Capital Resources.”

Colorado

Our Colorado operations consist of The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Casino (“Gilpin”), both of which are located in Black Hawk, Colorado. The competitive aspects of the market in Black Hawk continue to be a significant factor in our operations. At March 31, 2011, there were approximately 8,400 slot machines in the city of Black Hawk. We had 1,364 slot machines in this market (978 at The Lodge and 386 at the Gilpin), which represented approximately 16% of the total slot machines in Black Hawk. Additionally, there were 192 table games in the city of Black Hawk. We had 41 table games in this market (35 at The Lodge and 6 at the Gilpin), which represented approximately 21% of the total table games in Black Hawk.

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

Louisiana

The Louisiana truck plaza video gaming facilities consist of 21 truck plazas located in Louisiana and a share in the gaming revenues of an additional truck plaza. Each truck plaza features a convenience store, fueling operations, a restaurant and up to 50 video gaming devices in the casino depending on the level of fuel sales and available space. At March 31, 2011, our truck plaza video gaming facilities had a combined total of 1,095 video gaming devices.

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

Colonial’s revenues are heavily dependent on the operations of its satellite wagering facilities. As of March 31, 2011, we operated ten satellite wagering facilities in Virginia. Revenues from the satellite wagering facilities help support live racing at the track. The amount of revenue Colonial earns from each wager depends on where the race is run. Revenues from import simulcasting of out-of-state races and from wagering at the track and at the satellite wagering facilities on races run at the track consist of the total amount wagered at Colonial’s facilities, less the amount paid as winning wagers. The percentage of each dollar wagered on horse races that must be returned to the public as winning wagers (typically about 79%) is legislated by the state in which a race takes place. Revenues from export simulcasting consist of amounts payable to Colonial by the out-of-state racetracks and their simulcast facilities with respect to wagering on races run at the track.

Since 2004, Colonial Downs has operated an internet account wagering platform in Virginia called EZ Horseplay. In early 2009, Colonial Downs commenced development of a custom built account wagering support kiosk that allows a customer to remotely open a wagering account, fund the account with cash, take a cash withdrawal from their account and print a race track program. The first kiosks, along with a touchscreen version of the EZ Horseplay internet account wagering platform, were deployed in September 2009. As of March 31, 2011, we have deployed approximately 40 kiosks in private clubs, bars and restaurants in Virginia.

Summary of Consolidated Operating Results

The following table summarizes our consolidated results of operations for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,
	2011	2010 (As adjusted, see Note 7 of Financial Statements)	$ Change	% Variance
REVENUES
Gaming:
Casino	$36,094	$33,956	$2,138	6.30%
Truck stop	19,508	18,803	705	3.75%
Pari-mutuel	6,382	6,375	7	0.11%
Food and beverage	7,077	7,477	(400)	-5.35%
Convenience store – fuel	26,689	22,003	4,686	21.30%
Other	5,329	5,141	188	3.66%
Less: Promotional allowances	(9,250)	(9,036)	(214)	2.37%

Total net revenues	91,829	84,719	7,110	8.39%

COSTS AND EXPENSES
Gaming:
Casino	12,462	11,722	740	6.31%
Truck stop	11,256	10,986	270	2.46%
Pari-mutuel	4,850	4,772	78	1.63%
Food and beverage	3,330	3,456	(126)	-3.65%
Convenience store – fuel	25,642	20,682	4,960	23.98%
Other	4,552	4,269	283	6.63%
Marketing, general and administrative	16,064	15,710	354	2.25%
Unrealized gain on change in fair value of investment in equity securities	(480)	(586)	106	-18.09%
Depreciation and amortization	5,602	5,597	5	0.09%

Total costs and expenses	83,278	76,608	6,670	8.71%

OPERATING INCOME	8,551	8,111	440	5.42%
Interest expense, net	(6,760)	(6,557)	(203)	3.10%
Noncontrolling interest	—	9	(9)	-100.00%

NET INCOME ATTRIBUTABLE TO JEI	$1,791	$1,563	$228	14.59%

3. Comparison of our results of operations for the three months ended March 31, 2011 to the three months ended March 31, 2010

All comparisons below begin with the 2011 results followed by the 2010 results.

Casino revenues increased $2.1 million or 6% to $36.1 million from $34.0 million. The increase in casino revenues is primarily due to increases at The Lodge of $1.9 million or 9% and Gold Dust West-Elko of $0.3 million or 13%, somewhat offset by a decrease at Gold Dust West-Carson City of $0.1 million or 6%. Revenues at The Lodge increased primarily due to increases in slots and table games revenues.

Truck stop video poker gaming revenues increased $0.7 million or 4% to $19.5 million from $18.8 million. The increase in revenues was somewhat better than the statewide truck stop video gaming revenue increase of 2% resulting from the installation of new video gaming devices and remodeling of certain locations.

Pari-mutuel revenues were unchanged at $6.4 million. A $0.2 million increase in account wagering revenues was offset by a $0.2 million decrease in wagering revenues at the off track wagering facilities.

Food and beverage revenues decreased $0.4 million or 5% to $7.1 million from $7.5 million. This decrease is primarily attributable to decreases of $0.4 million at the truck stop facilities and $0.1 million at Colonial, somewhat offset by an increase of $0.1 million at The Lodge.

Convenience store-fuel revenues increased $4.7 million or 21% to $26.7 million from $22.0 million. The increase was primarily due to an increase in the average selling price of fuel to $3.33 per gallon in 2011 from $2.64 per gallon in 2010, somewhat offset by a 4% decrease in volume.

Other revenues increased $0.2 million or 4% to $5.3 million from $5.1 million and were primarily attributable to a $0.3 million increase in convenience store and other revenues at the truck stops, offset by a $0.1 million decrease in hotel and other revenues at Gold Dust West-Carson City.

Promotional allowances increased $0.2 million or 2% to $9.2 million from $9.0 million. Promotional allowances increased by $0.2 million at The Lodge, $0.1 million at the Gilpin and $0.1 million at the truck stops, somewhat offset by decreases totaling $0.2 million at the three Nevada casinos combined.

Casino expenses increased $0.7 million or 6% to $12.5 million from $11.7 million. Increases of $0.6 million at The Lodge and increases totaling $0.2 million at our three Nevada casinos combined, were somewhat offset by a decrease of $0.1 million at the Gilpin. The increase at The Lodge directly corresponds to the increase in casino revenues.

Truck stop gaming expenses increased $0.3 million or 2% to $11.3 million from $11.0 million and is primarily due to direct costs associated with increased truck stop video poker gaming revenues.

Pari-mutuel costs and expenses increased $0.1 million or 2% to $4.9 million from $4.8 million. The increase is attributable to a $0.1 million increase in account wagering costs as a result of increased revenues, combined with a $0.1 million increase in signal fee, decoder, labor and other operating expenses, partially offset by a $0.1 million decrease in purse expense as compared to the prior year.

Food and beverage costs and expenses decreased $0.1 million or 4% to $3.3 million from $3.4 million, and is due to decreases of $0.3 million at the truck stops, somewhat offset by increases of $0.1 million at The Lodge, and $0.1 million combined at the three Nevada casinos.

Convenience store-fuel expenses increased $5.0 million or 24% to $25.6 million from $20.6 million. The increase was primarily due to an increase in the average cost of fuel to $3.19 per gallon in 2011 from $2.53 per gallon in 2010, somewhat offset by a decrease in volume as discussed in convenience store-fuel revenues above. Additionally, in January 2010, we collected $0.4 million in accounts receivable that had been fully reserved in 2008.

Other costs and expenses increased $0.3 million or 7% to $4.6 million from $4.3 million, and were attributable to a $0.4 million increase in convenience store expenses at the truck stops which correlates to the increase in convenience store revenues, somewhat offset by a $0.1 million decrease in hotel expenses at The Lodge.

Marketing, general and administrative expenses increased $0.4 million or 2% to $16.1 million from $15.7 million. This increase is primarily the result of increases of $0.3 million at The Lodge, $0.1 million at the Gilpin, $0.1 million at Gold Dust West-Elko and $0.2 million at the truck stops, somewhat offset by decreases of $0.1 million at Colonial and $0.2 million at corporate primarily due to a reduction in legal expenses.

We account for our investment in MTR Gaming Group, Inc. under the fair value option, in accordance with FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”). Increases in the stock price during 2011 and 2010 resulted in unrealized gains on the change in fair value of investment in equity securities totaling $0.5 million and $0.6 million, respectively.

Depreciation and amortization expense was unchanged at $5.6 million.

Net interest expense increased $0.2 million or 3% to $6.8 million from $6.6 million for the three months ended March 31, 2011 compared to the same period of 2010 and is due to higher effective interest rates on our variable rate debt, somewhat offset by a decrease in debt outstanding.

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

The following is a summary of the net revenues, costs and expenses and EBITDA, for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,
	2011	2010 (As adjusted, see Note 7 of Financial Statements)
NET REVENUES
Colorado:
The Lodge	$20,031	$18,218
Gilpin	4,465	4,680

Total Colorado	24,496	22,898

Nevada:
Gold Dust West-Reno	4,540	4,476
Gold Dust West-Carson City	2,777	2,822
Gold Dust West-Elko	3,097	2,699

Total Nevada	10,414	9,997

Louisiana	49,937	44,727
Virginia	6,877	6,945
Corporate and other	105	152

Total Net Revenues	91,829	84,719

COSTS AND EXPENSES (excluding depreciation and amortization, net interest expense and income taxes)
Colorado:
The Lodge	13,041	12,137
Gilpin	3,406	3,522

Total Colorado	16,447	15,659

Nevada:
Gold Dust West-Reno	3,164	3,039
Gold Dust West-Carson City	3,141	3,066
Gold Dust West-Elko	2,422	2,173

Total Nevada	8,727	8,278

Louisiana	44,005	38,458
Virginia	6,347	6,432
Corporate overhead and other (1)(2)	2,150	2,184

Total Costs and Expenses	77,676	71,011

EBITDA
Colorado:
The Lodge	6,990	6,081
Gilpin	1,059	1,158

Total Colorado	8,049	7,239

Nevada:
Gold Dust West-Reno	1,376	1,437
Gold Dust West-Carson City	(364)	(244)
Gold Dust West-Elko	675	526

Total Nevada	1,687	1,719

Louisiana	5,932	6,269
Virginia	530	513
Corporate overhead and other (1)(2)	(2,045)	(2,032)

Total EBITDA	$14,153	$13,708

See Notes on page 29.

General

See section 3 above for comparisons of our results of operations for the three months ended March 31, 2011 to the three months ended March 31, 2010, which provide explanations regarding the fluctuations in our revenues and costs and expenses by property and segment.

The Lodge

EBITDA at The Lodge increased $0.9 million or 15% for the three months ended March 31, 2011 compared to the same period of 2010. Total revenues increased by $1.8 million primarily in slots and table games revenues. Labor costs and gaming taxes in 2011 were higher than 2010 as a direct result of the increase in revenues.

Gilpin

EBITDA at the Gilpin decreased $0.1 million or 9% for the three months ended March 31, 2011 compared to the same period of 2010. Total revenues decreased $0.2 million primarily due to increased promotional allowances and the March 15, 2010 closure of the Gilpin poker room. Labor costs were lower in 2011 than 2010.

Gold Dust West-Reno

EBITDA at Gold Dust West-Reno decreased less than $0.1 million or 4% for the three months March 31, 2011 compared to the same period of 2010 primarily due to increases in labor, legal and bad checks expense, somewhat offset by a 1% increase in slot revenues.

Gold Dust West-Carson City

EBITDA at Gold Dust West-Carson City decreased $0.1 million for the three months ended March 31, 2011 compared to the same period of 2010 primarily due to decreased slots, hotel and other revenues resulting from local economic conditions, somewhat offset by a decrease in promotional allowances. Labor costs were $0.1 million higher in 2011 than 2010.

Gold Dust West-Elko

EBITDA at Gold Dust West-Elko increased $0.1 million or 28% for the three months ended March 31, 2011 compared to the same period of 2010. Net revenues increased $0.4 million, while costs and expenses were $0.3 million higher than 2010. The increase in EBITDA was primarily due to an 11% increase in slot revenues, combined with increases in table games and food revenues, somewhat offset by increases in direct costs attributable to the increase in revenues.

Louisiana

EBITDA at the Louisiana truck stops decreased $0.3 million or 5% for the three months ended March 31, 2011 compared to the same period of 2010 primarily due to the collection of $0.4 million in accounts receivable in January 2010 that had been fully reserved in 2008, somewhat offset by increases in video poker revenues combined with a slight increase in fuel gross profit per gallon.

Virginia

EBITDA at our pari-mutuel operations in Virginia was slightly higher for the three months ended March 31, 2011 compared to the same period of 2010. The EBITDA increase is attributable to a decrease in management, general and administrative expenses, partially offset by a decrease in food and beverage revenues and an increase in pari-mutuel costs and expenses.

Corporate Overhead and Other

The EBITDA loss at corporate was slightly higher for the three months ended March 31, 2011 compared to the same period of 2010 and is primarily due to a reduction in revenues in our Nautica properties, combined with a smaller gain in 2011 than in 2010 on our investment in MTR, somewhat offset by a reduction in corporate legal expenses.

Reconciliation of EBITDA to Net Income (Loss)

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure, to our net income (loss), a GAAP financial measure (dollars in thousands):

Three months ended March 31, 2011	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$6,990	$1,210	$1,681	$4,099
Gilpin	1,059	438	476	145

Total Colorado	8,049	1,648	2,157	4,244

Nevada:
Gold Dust West-Reno	1,376	427	655	294
Gold Dust West- Carson City	(364)	614	383	(1,361)
Gold Dust West-Elko	675	650	236	(211)

Total Nevada	1,687	1,691	1,274	(1,278)

Louisiana	5,932	1,496	1,293	3,143
Virginia	530	567	121	(158)
Corporate overhead and other (1)	(2,045)	200	1,915	(4,160)

TOTAL	$14,153	$5,602	$6,760	$1,791

Three months ended March 31, 2010 (As adjusted, see Note 7 of Financial Statements)	EBITDA	Depreciation and Amortization	Interest Expense, net	Noncontrolling Interest	Net Income (Loss)
Colorado:
The Lodge	$6,081	$1,274	$1,694		$3,113
Gilpin	1,158	451	476		231

Total Colorado	7,239	1,725	2,170		3,344

Nevada:
Gold Dust West-Reno	1,437	376	655		406
Gold Dust West- Carson City	(244)	549	383		(1,176)
Gold Dust West-Elko	526	620	248		(342)

Total Nevada	1,719	1,545	1,286		(1,112)

Louisiana	6,269	1,530	1,300		3,439
Virginia	513	544	146		(177)
Corporate overhead and other (2)	(2,032)	253	1,655	$9	(3,931)

TOTAL	$13,708	$5,597	$6,557	$9	$1,563

(1)	Included in corporate overhead and other for 2011 is a $0.5 million gain on change in fair value of investment in equity securities.
(2)	Included in corporate overhead and other for 2010 is a $0.6 million gain on change in fair value of investment in equity securities and $0.4 million of costs incurred related to the amendment to our credit agreement.

5. Liquidity and capital resources

As of March 31, 2011, we had cash and cash equivalents of $25.6 million compared to $24.7 million in cash and cash equivalents as of December 31, 2010. The increase of $0.9 million is the result of $11.2 million cash provided by operating activities, $7.0 million cash used in investing activities, and $3.3 million used in financing activities, which is further discussed below. Our primary sources of liquidity are cash provided by operating activities and external borrowings. Our primary uses of cash are for debt service, capital improvements, development and acquisitions. Cash flows provided by operating activities decreased $3.8 million for the three months ended March 31, 2011 compared to March 31, 2010 primarily due to routine fluctuations in accounts payable and other current liabilities resulting from cash management activities, somewhat offset by an increase in operating income after adjusting for non-cash transactions.

Cash used in investing activities during the three months ended March 31, 2011 and 2010 was the result of property and equipment and device rights additions totaling $5.9 million and $2.6 million, respectively, for ongoing capital investments at our existing properties, somewhat offset by $0.1 million of proceeds from the sale of equipment in 2011. In addition, cash used in investing activities during the three months ended March 31, 2011 included $1.2 million to acquire the noncontrolling interest of Nautica Phase 2.

The cash provided by or used in our financing activities varies significantly from year to year depending upon the cash provided by operations and investing activities, both of which are discussed above, as well as our cash position. The cash used in financing activities during the three months ended March 31, 2011 was primarily the result of cash distributions to stockholder totaling $14.4 million, including $10.4 million for the purchase of Springhill and Vivian and $3.0 million for the purchase of Forest Gold, and payments on long-term debt totaling $0.2 million. These cash uses were somewhat offset by net borrowings on the revolving senior credit facility totaling $11.3 million.

As of March 31, 2011, we had $17.2 million available on our $40 million revolving senior credit facility for acquisitions, capital expenditure programs and working capital. As of March 31, 2011, our total debt approximates $293.3 million. Our future liquidity, which includes our ability to make semi-annual interest payments on June 15 and December 15 of each year, depends upon our future operational success. Our failure to pay interest, repay our indebtedness when due, or maintain compliance with our debt covenants would result in an event of default under both our senior credit facility and our note indenture. At March 31, 2011, we were in compliance with our financial covenants.

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

We believe that our cash flow from operations, cash and cash equivalents and our $40 million senior revolving credit facility discussed above will be adequate to meet our debt service obligations and operational expenditures, as well as our capital expenditure requirements for the next twelve months. During 2011, we anticipate spending approximately $15 million for discretionary capital expenditures. While we believe these sources will provide us sufficient liquidity over the next twelve months, we can give no assurance that these sources of cash will be sufficient to enable us to do so. Further, in addition to our normal capital expenditure requirements, we anticipate that we will pursue the acquisition of other properties and continue to engage in the pursuit of new development opportunities. It is possible that we may need to enter into new financing arrangements and raise additional capital in the future if we are unable to generate sufficient cash to sustain expansion. Our ability to incur additional debt is further restricted by the terms and covenants of our senior secured bank credit facility and senior unsecured notes. We can give no assurance that we will be able to raise any capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, and therefore heighten the related risks we currently face.

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

The following table provides disclosure concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of March 31, 2011.

(In Thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$364,957	$26,736	$117,959	$220,262	$—
Capital lease obligations	7,063	485	948	1,556	4,074
Operating leases (2)	37,426	3,169	5,708	4,976	23,573
Purchase obligations (3)	335,683	91,479	182,957	61,247	—
Other long-term obligations (4)	20,246	2,193	3,399	2,779	11,875

Total contractual cash obligations	$765,375	$124,062	$310,971	$290,820	$39,522

(1)	Long-term debt includes principal and interest owing under the terms of our senior unsecured notes, our senior secured credit facility and capital leases. Interest on variable rate debt is computed based on rates outstanding at March 31, 2011.
(2)	Operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia; office space in Colorado, Louisiana, Virginia and Florida; and other equipment leases at all locations.
(3)	Purchase obligations include five-year fuel supply agreements for gasoline and diesel fuel. Fuel volumes are specified in the contracts. The purchase price is a variable market-based price. The long-term obligations in this table were derived using the applicable contract prices for gasoline and diesel fuel at March 31, 2011 multiplied by the actual fuel volumes per the contracts.
(4)	Other long-term obligations include a 20-year, $1.25 million per year management agreement with Jacobs Investments Management Co. Inc., an affiliated company, and our obligation to pay $0.90 per operating video poker machine per day to Jalou Device Owner, L.P., the related party owner of the video poker machines in order to maintain the machines used in our truck plaza operations. In addition, Colonial has entered into an agreement with a totalisator company, which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications. The amendment provides for a minimum charge per calendar year of $205,000. Other long-term obligations also include various surveillance and service agreements in Louisiana and at the corporate office.

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

Goodwill and other intangible assets

We have $48.8 million in goodwill recorded on our consolidated balance sheet resulting from the acquisition of businesses. We do not have any other nonamortizing intangible assets on our consolidated balance sheet. We annually review our goodwill for impairment. The annual evaluation of goodwill requires the use of estimates about future operating results of each reporting unit to determine its estimated fair value. Changes in forecasted operations can materially affect these estimates.

Our reporting units with goodwill balances at March 31, 2011 are The Lodge ($4.2 million), Gilpin ($2.5 million), Gold Dust West-Reno ($8.8 million) and Louisiana ($33.3 million). There is no goodwill recorded in our Gold Dust West-Carson City, Gold Dust West-Elko or Virginia reporting units. We performed our most recent annual impairment test for these reporting units as of September 30, 2010. Our annual impairment test included an analysis of the gaming industry overall as well as an analysis of the specific locations in which we operate. We determined the fair values for each of these reporting units using both the market approach (recent comparable transactions from which we derived an applicable valuation multiple) and the income approach (net present value of our anticipated future cash flows). These fair values were then compared to the carrying values for the respective reporting unit. As of September 30, 2010, prior to the acquisition by JEI, we determined the carrying value of the goodwill at Forest Gold was impaired. Market conditions in 2010 resulted in Forest Gold not meeting the financial performance expectations originally forecast at the time of acquisition. Consequently, Forest Gold recorded a goodwill impairment charge of $0.8 million during the third quarter of 2010. As of September 30, 2010, we believe the carrying value of the goodwill held in our other reporting units was not impaired. There has been no change in the carrying amount of goodwill during 2011.

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

We have issued $210 million of 9 3/4% fixed rate senior unsecured notes due in 2014 and a $100 million variable rate senior secured credit facility consisting of: (i) a $40 million revolving credit facility, of which $3 million is due in 2011 and the remainder is due in 2012, (ii) a $40 million term loan facility due in 2012, and (iii) a $20 million delayed draw term loan due in 2012. As of March 31, 2011, $22.8 million is outstanding on the senior secured revolving credit facility and $57.2 million is outstanding on our senior secured term loan debt, bearing interest at a blended variable rate approximating 3.38% at March 31, 2011. As of March 31, 2011, $17.2 million was available on the revolving credit facility.

If market interest rates increase, our cash requirements for interest on the senior secured credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior secured credit facility balance would also decrease. There would be an approximate change in our cash requirements of $0.3 million annually for interest should market rates increase or decrease by 10% compared to interest rate levels at March 31, 2011.

We currently do not use interest rate swaps or other similar investments to alter interest rate exposure.

JEI owns an investment in the publicly traded equity of MTR Gaming Group, Inc. Market prices for equity securities are subject to fluctuation. Fluctuation in the market price of such a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, and general market conditions. Consequently, the amount realized on any ultimate sale of this investment may significantly differ from the reported market value as of March 31, 2011.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

There has been no material change in the risk factors disclosed in our Form 10-K report for the year ended December 31, 2010, filed March 29, 2011.

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

Jacobs Entertainment, Inc.

Registrant

Date: May 16, 2011	By:	/s/ Jeffrey P. Jacobs
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