Form 10-Q
period 2011-06-30
JACOBS ENTERTAINMENT INC
filed 2011-08-15
CIK 1173284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 15, 2011
Class A Common Stock, $.01 par value	1,320 shares
Class B Common Stock, $.01 par value	180 shares

Jacobs Entertainment, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	00000000000	00000000000
	June 30, 2011	December 31, 2010 (As adjusted, see Note 7)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,409	$24,703
Restricted cash	4,613	1,226
Accounts receivable, net	4,321	3,197
Due from affiliates	1,488	2,671
Inventory	3,933	3,901
Prepaid expenses and other current assets	4,221	3,059

Total current assets	46,985	38,757

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	64,727	64,031
Building and improvements	201,031	198,962
Equipment, furniture and fixtures	107,391	104,928
Leasehold improvements	3,213	3,213
Construction in progress	907	1,033

	377,269	372,167
Less accumulated depreciation	(146,408)	(128,686)

Property, plant and equipment, net	230,861	243,481

OTHER NONCURRENT ASSETS:
Goodwill	48,728	48,728
Identifiable intangible assets, net	8,684	8,274
Debt issue costs, net	3,850	5,016
Investment in equity securities	2,465	1,652
Other assets	1,729	1,731

TOTAL	$343,302	$347,639

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,228	$8,498
Accrued expenses	18,640	16,811
Due to affiliates	228	639
Current portion of long-term debt and capital lease obligations	85,148	21,561

Total current liabilities	113,244	47,509

Long-term debt and capital lease obligations	213,120	281,692
Other noncurrent liabilities	1,169	1,114

Total liabilities	327,533	330,315

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER’S EQUITY:
Class A Common stock $.01 par value; 1,800 shares authorized, 1,320 shares issued and outstanding as of June 30, 2011 and December 31, 2010	—	—
Class B Common stock $.01 par value; 200 shares authorized, 180 shares issued and outstanding as of June 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	37,015	31,825
Accumulated deficit	(21,246)	(15,124)

Total stockholder’s equity of Jacobs Entertainment, Inc.	15,769	16,701
Noncontrolling interest	—	623

Total stockholder’s equity	15,769	17,324

TOTAL	$343,302	$347,639

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010 (As adjusted, see Note 7)	2011	2010 (As adjusted, see Note 7)
REVENUES
Gaming:
Casino	$36,682	$36,549	$72,776	$70,505
Truck stop	17,981	16,906	37,489	35,709
Pari-mutuel	7,779	8,254	14,161	14,629
Food and beverage	7,395	7,779	14,472	15,256
Convenience store — fuel	32,349	26,754	59,038	48,757
Convenience store — other	3,748	3,500	7,092	6,586
Hotel	1,040	1,054	1,792	1,835
Other	1,579	2,120	2,812	3,394

Total revenues	108,553	102,916	209,632	196,671
Less: Promotional allowances	(9,344)	(9,097)	(18,594)	(18,133)

Net revenues	99,209	93,819	191,038	178,538

COSTS AND EXPENSES
Gaming:
Casino	12,579	12,687	25,041	24,409
Truck stop	10,712	10,507	21,968	21,493
Pari-mutuel	6,204	6,379	11,054	11,151
Food and beverage	3,791	4,002	7,121	7,458
Convenience store — fuel	30,420	25,180	56,062	45,862
Convenience store — other	4,919	4,473	9,309	8,465
Hotel	236	102	398	379
Marketing, general and administrative	16,388	16,202	32,452	31,912
Unrealized (gain) loss on change in fair value of investment in equity securities	(333)	326	(813)	(260)
Impairment of long-lived assets	10,065	—	10,065	—
Depreciation and amortization	5,632	5,570	11,234	11,167

Total costs and expenses	100,613	85,428	183,891	162,036

OPERATING (LOSS) INCOME	(1,404)	8,391	7,147	16,502

Interest income	5	4	17	14
Interest expense	(6,514)	(6,795)	(13,286)	(13,362)

NET (LOSS) INCOME	(7,913)	1,600	(6,122)	3,154

Net (income) loss of subsidiary attributable to the noncontrolling interest	—	(6)	—	3

NET (LOSS) INCOME ATTRIBUTABLE TO JACOBS ENTERTAINMENT, INC.	$(7,913)	$1,594	$(6,122)	$3,157

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Dollars in Thousands)

	Common Stock
	Class A Shares	Class B Shares	Amount*	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
BALANCES, JANUARY 1, 2011 (As adjusted, see Note 7)	1,320	180	$—	$31,825	$(15,124)	$623	$17,324
Capital contributions				20,913			20,913
Distributions				(15,723)			(15,723)
Acquisition of noncontrolling interest						(623)	(623)
Net loss**					(6,122)		(6,122)

BALANCES, JUNE 30, 2011	1,320	180	$—	$37,015	$(21,246)	$—	$15,769

	Common Stock
	Class A Shares	Class B Shares	Amount*	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
BALANCES, JANUARY 1, 2010 (As adjusted, see Note 7)	1,320	180	$—	$34,758	$(17,048)	$618	$18,328
Distributions				(1,000)			(1,000)
Net income (loss) (As adjusted, see Note 7)**					3,157	(3)	3,154

BALANCES, JUNE 30, 2010 (As adjusted, see Note 7)	1,320	180	$—	$33,758	$(13,891)	$615	$20,482

*	The par value amount of the Jacobs Entertainment, Inc. 1,320 shares of Class A common stock and 180 shares of Class B common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 due to rounding.
**	For the six months ended June 30, 2011 and 2010, comprehensive (loss) income is equal to net (loss) income and is entirely attributable to the Jacobs Entertainment, Inc. stockholder other than the net loss attributable to the noncontrolling interest.

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Six Months Ended June 30,
	2011	2010 (As adjusted, see Note 7)
OPERATING ACTIVITIES:
Net (loss) income	$(6,122)	$3,154
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,234	11,167
Impairment of long-lived assets	10,065	—
Unrealized gain on change in fair value of investment in equity securities	(813)	(260)
(Gain) loss on sale of equipment	(7)	7
Deferred financing cost amortization	1,166	1,005
Other	—	4
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(3,387)	(2,541)
Accounts receivable, net	(1,136)	(380)
Inventory	(32)	190
Prepaid expenses and other assets	(1,160)	(1,747)
Accounts payable	1,694	2,576
Accrued expenses and other noncurrent liabilities	2,017	673
Due from/to affiliates	(1,124)	(729)

Net cash provided by operating activities	12,395	13,119

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(8,077)	(5,734)
Proceeds from sale of equipment	116	138
Purchases of device rights	(1,217)	—
Acquisition of noncontrolling interest	(1,243)	—

Net cash used in investing activities	(10,421)	(5,596)

FINANCING ACTIVITIES:
Payments to obtain financing	—	(1,500)
Borrowings on revolving line of credit	30,800	13,000
Payments on long-term debt	(361)	(1,432)
Payments on revolving line of credit	(14,300)	(16,000)
Distributions to stockholder	(14,407)	(1,000)

Net cash provided by (used in) financing activities	1,732	(6,932)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,706	591
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,703	24,623

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,409	$25,214

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$12,036	$12,258

Non-cash investing and financing activities:
Capital contributions exchanged for retirement of liabilities paid by affiliate	$20,913	$—

Capital distributions for assets retained by affiliate	$1,316	$—

Non-cash additions to property	$488	$456

Acquisition of property under note payable agreement	$—	$120

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

As of June 30, 2011, we owned and operated five casinos through wholly-owned subsidiaries. Our casinos include The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Hotel Casino (“Gilpin”), both in Black Hawk, Colorado, the Gold Dust West Casino (“Gold Dust West-Reno”) in Reno, Nevada, the Gold Dust West-Carson City (“Gold Dust West-Carson City”) in Carson City, Nevada and the Gold Dust West-Elko (“Gold Dust West-Elko”) in Elko, Nevada. JEI also owns and operates 21 truck plaza video gaming facilities in Louisiana, which are collectively referred to as “Jalou,” “truck stops” or “truck plazas.” We also receive a percentage of gaming revenue from an additional truck plaza video gaming facility. Finally, JEI owns and operates a horse racing track with ten satellite wagering facilities in Virginia through a wholly-owned subsidiary, Colonial Holdings, Inc. (“Colonial”).

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

Unaudited Condensed Consolidated Financial Statements – The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial position as of June 30, 2011 and December 31, 2010, the results of our operations for the three and six months ended June 30, 2011 and 2010, and changes in stockholder’s equity and cash flows for the six months ended June 30, 2011 and 2010. All intercompany transactions and balances have been eliminated in consolidation. We have evaluated subsequent events through the date on which the financial statements are issued.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto in our Form 10-K report for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission. Our significant accounting policies are discussed in detail in Note 2 to the financial statements contained in our Form 10-K report. The results of interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

New Accounting Guidance–New authoritative accounting guidance under FASB ASC Topic 924, Entertainment-Casinos (“ASC Topic 924”), clarified existing literature that an entity should accrue jackpot liabilities and charge to revenues when an entity has the obligation to pay the jackpot (or a portion thereof as applicable). This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The standard was effective for us on January 1, 2011. The adoption of this standard did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued new fair value measurement authoritative guidance that clarifies the application of fair value measurement and disclosure requirements and changes particular principles or requirements for measuring fair value. This guidance is effective for annual periods beginning after December 15, 2011. We are currently evaluating the provisions of this guidance and assessing the impact, if any, it may have on our fair value disclosures.

In June 2011, the FASB issued new authoritative guidance that states an entity that reports items of other comprehensive income has the option to present the components of net income and comprehensive income in either one continuous financial statement, or two consecutive financial statements. This guidance is effective for annual periods beginning after December 15, 2011. We are currently evaluating the provisions of this guidance and assessing the impact it will have on our comprehensive income disclosures.

3.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

We test goodwill for impairment as of September 30 each year or when circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying value. We consider a variety of factors when estimating the fair value of our reporting units, including estimates about the future operating results of each reporting unit, multiples of EBITDA (earnings before interest, income taxes, depreciation and amortization), investment banker market analyses, and recent sales of comparable business units if such information is available to us. A variety of estimates and judgments about the relevance and comparability of these factors to the reporting units are made. As of September 30, 2010, prior to the acquisition by JEI, we determined the carrying value of the goodwill at Forest Gold was impaired. Market conditions in 2010 resulted in Forest Gold not meeting the financial performance expectations originally forecast at the time of acquisition. Consequently, Forest Gold recorded a goodwill impairment charge of $836 during the year third quarter of 2010. There have been no circumstances subsequently to indicate any additional impairment testing is required. There has been no change in the carrying amount of goodwill during 2011.

In addition, as of June 30, 2011, we have reassessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets.

Identifiable intangible assets as of June 30, 2011 and December 31, 2010, consist of the following:

		June 30, 2011			December 31, 2010 (As adjusted, see Note 7)
	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Revenue rights	40.50	$6,000	$1,140	$4,860	$6,000	$1,080	$4,920
Device use rights	2.74	11,623	8,174	3,449	10,987	8,047	2,940
Restriction agreements	5.21	743	368	375	743	329	414

Total		$18,366	$9,682	$8,684	$17,730	$9,456	$8,274

Aggregate amortization expense of identifiable intangible assets was $418 and $452 for the three months ended June 30, 2011 and 2010, respectively, and $807 and $922 for the six months ended June 30, 2011 and 2010, respectively.

Estimated amortization expense for the years ending December 31:

2011 (remaining 6 months)	$715
2012	1,314
2013	932
2014	702
2015	606
Thereafter	4,415

Total	$8,684

4.	SEGMENTS

Our CEO is our chief operating decision maker. At June 30, 2011 and 2010, we had four segments representing the geographic regions of our operations. Each segment is managed separately because of the unique characteristics of its revenue stream and customer base. We have aggregated our operations into these four segments based on similarities in the nature of the properties’ businesses, customers and regulatory environment in which each property operates. The Colorado segment consists of The Lodge and Gilpin casinos. Our Nevada segment includes the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos. The Louisiana operations consist of our truck plaza/video poker facilities, and the Virginia segment consists of Colonial’s pari-mutuel operations and satellite wagering facilities.

The accounting policies of the segments are the same as those described in Note 2 above and those included in our Form 10-K report for the year ended December 31, 2010. The corporate adjustments, eliminations and other represent all other income and expenses and are also presented.

As of and for the Three Months Ended June 30, 2011

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other	Total
Revenues:
Gaming
Casino	$27,543	$9,139				$36,682
Truck stop			$17,981			17,981
Pari-mutuel				$7,779		7,779
Food and beverage	2,978	2,455	1,420	542		7,395
Convenience store — fuel			32,349			32,349
Convenience store — other			3,748			3,748
Hotel	470	570				1,040
Other	235	309	434	439	$162	1,579

Total revenues	31,226	12,473	55,932	8,760	162	108,553
Less: Promotional allowances	(6,323)	(1,528)	(1,493)			(9,344)

Net revenues	$24,903	$10,945	$54,439	$8,760	$162	$99,209

Depreciation and amortization	$1,677	$1,673	$1,502	$584	$196	$5,632

Interest income	$—	$—	$1	$4	$—	$5

Interest expense	$2,158	$1,274	$1,104	$128	$1,850	$6,514

Net income (loss)	$4,547	$(10,845)	$2,982	$(376)	$(4,221)	$(7,913)

EBITDA(1)	$8,382	$(7,898)	$5,587	$332	$(2,175)	$4,228

Goodwill	$6,711	$8,836	$33,181			$48,728

Identifiable intangible assets, net			$8,684			$8,684

Property, plant and equipment, net	$77,882	$36,405	$44,852	$61,846	$9,876	$230,861

Total assets	$111,521	$42,955	$101,816	$71,387	$15,623	$343,302

Long-term debt	$84,771	$42,149	$33,514	$4,862	$47,824	$213,120

Capital expenditures	$1,597	$461	$544	$631	$210	$3,443

As of and for the Six Months Ended June 30, 2011

	Colorado	Nevada	Louisiana	Virginia	Corporate Adjustments, Eliminations and Other	Total
Revenues:
Gaming
Casino	$54,601	$18,175				$72,776
Truck stop			$37,489			37,489
Pari-mutuel				$14,161		14,161
Food and beverage	5,955	4,781	2,909	827		14,472
Convenience store — fuel			59,038			59,038
Convenience store — other			7,092			7,092
Hotel	943	849				1,792
Other	453	615	828	649	$267	2,812

Total revenues	61,952	24,420	107,356	15,637	267	209,632
Less: Promotional allowances	(12,553)	(3,061)	(2,980)			(18,594)

Net revenues	$49,399	$21,359	$104,376	$15,637	$267	$191,038

Depreciation and amortization	$3,325	$3,364	$2,998	$1,151	$396	$11,234

Interest income	$—	$—	$5	$12	$—	$17

Interest expense	$4,315	$2,548	$2,401	$257	$3,765	$13,286

Net income (loss)	$8,791	$(12,123)	$6,125	$(534)	$(8,381)	$(6,122)

EBITDA(1)	$16,431	$(6,211)	$11,519	$862	$(4,220)	$18,381

Goodwill	$6,711	$8,836	$33,181			$48,728

Identifiable intangible assets, net			$8,684			$8,684

Property, plant and equipment, net	$77,882	$36,405	$44,852	$61,846	$9,876	$230,861

Total assets	$111,521	$42,955	$101,816	$71,387	$15,623	$343,302

Long-term debt	$84,771	$42,149	$33,514	$4,862	$47,824	$213,120

Capital expenditures	$3,414	$1,635	$1,018	$1,143	$867	$8,077

As of and for the Three Months Ended June 30, 2010

(Balance Sheet Data as of December 31, 2010)

	Colorado	Nevada	Louisiana (As adjusted, see Note 7)	Virginia	Corporate Adjustments, Eliminations and Other (As adjusted, see Note 7)	Total (As adjusted, see Note 7)
Revenues:
Gaming
Casino	$27,387	$9,162				$36,549
Truck stop			$16,906			16,906
Pari-mutuel				$8,254		8,254
Food and beverage	3,053	2,367	1,688	671		7,779
Convenience store — fuel			26,754			26,754
Convenience store — other			3,500			3,500
Hotel	482	572				1,054
Other	255	325	846	536	$158	2,120

Total revenues	31,177	12,426	49,694	9,461	158	102,916
Less: Promotional allowances	(6,049)	(1,662)	(1,386)			(9,097)

Net revenues	$25,128	$10,764	$48,308	$9,461	$158	$93,819

Depreciation and amortization	$1,698	$1,567	$1,518	$564	$223	$5,570

Interest income	$—	$—	$1	$3	$—	$4

Interest expense	$2,167	$1,311	$1,360	$134	$1,823	$6,795

Net income (loss)	$4,731	$(572)	$2,525	$(42)	$(5,042)	$1,600

EBITDA(1)	$8,596	$2,306	$5,402	$653	$(2,996)	$13,961

Goodwill	$6,711	$8,836	$33,181			$48,728

Identifiable intangible assets, net			$8,274			$8,274

Property, plant and equipment, net	$88,587	$38,124	$46,019	$61,856	$8,895	$243,481

Total assets	$110,380	$54,412	$101,306	$66,959	$14,582	$347,639

Long-term debt	$84,771	$61,113	$53,989	$4,875	$76,944	$281,692

Capital expenditures	$913	$1,141	$552	$371	$122	$3,099

As of and for the Six Months Ended June 30, 2010

(Balance Sheet Data as of December 31, 2010)

	Colorado	Nevada	Louisiana (As adjusted, see Note 7)	Virginia	Corporate Adjustments, Eliminations and Other (As adjusted, see Note 7)	Total (As adjusted, see Note 7)
Revenues:
Gaming
Casino	$52,558	$17,947				$70,505
Truck stop			$35,709			35,709
Pari-mutuel				$14,629		14,629
Food and beverage	6,005	4,665	3,564	1,022		15,256
Convenience store — fuel			48,757			48,757
Convenience store — other			6,586			6,586
Hotel	956	879				1,835
Other	472	657	1,200	755	$310	3,394

Total revenues	59,991	24,148	95,816	16,406	310	196,671
Less: Promotional allowances	(11,965)	(3,387)	(2,781)			(18,133)

Net revenues	$48,026	$20,761	$93,035	$16,406	$310	$178,538

Depreciation and amortization	$3,423	$3,112	$3,048	$1,108	$476	$11,167

Interest income	$—	$—	$10	$4	$—	$14

Interest expense	$4,337	$2,597	$2,669	$281	$3,478	$13,362

Net income (loss)	$8,075	$(1,684)	$5,964	$(219)	$(8,982)	$3,154

EBITDA(1)	$15,835	$4,025	$11,671	$1,166	$(5,028)	$27,669

Goodwill	$6,711	$8,836	$33,181			$48,728

Identifiable intangible assets, net			$8,274			$8,274

Property, plant and equipment, net	$88,587	$38,124	$46,019	$61,856	$8,895	$243,481

Total assets	$110,380	$54,412	$101,306	$66,959	$14,582	$347,639

Long-term debt	$84,771	$61,113	$53,989	$4,875	$76,944	$281,692

Capital expenditures	$1,945	$1,704	$852	$970	$263	$5,734

(1)	EBITDA (earnings before interest, income taxes, depreciation and amortization) is presented as supplemental information in the tables above as it is a key measure of operating performance used by our chief operating decision maker. EBITDA can be reconciled directly to our unaudited condensed consolidated net income (loss) by adding the amounts shown for depreciation, amortization, income taxes and interest to net income (loss). This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income (loss), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows holders of our debt and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our segments using EBITDA measures as do most analysts following the gaming industry. EBITDA is also a key component of certain financial covenants in our debt agreements.

5.	COMMITMENTS AND CONTINGENCIES

Commitments

Colonial has an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for our pari-mutuel wagering applications. In addition, Colonial has an agreement with a company which provides broadcasting and simulcasting equipment and services. Total expense incurred for totalisator and broadcasting and simulcasting services was $215 and $217 for the three months ended June 30, 2011 and 2010, respectively, and $358 and $367 for the six months ended June 30, 2011 and 2010, respectively.

Operating Leases

Our operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia, leases for office space in Colorado, Louisiana, Virginia and Florida, as well as leases for automobiles and other property and equipment at all locations, expiring at various dates. Total expense under these non-cancelable operating leases was $769 and $724 for the three months ended June 30, 2011 and 2010, respectively, and $1,499 and $1,474 for the six months ended June 30, 2011 and 2010, respectively.

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

JIMCO Management Agreement

In order to assist us in our efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, we have a consulting agreement with Jacobs Investments Management Co. Inc. (“JIMCO”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two of his business associates. This agreement calls for payments of $1,250 per year payable in two equal installments of $625 on January 1st and July 1st plus 2.5% of budgeted development costs for projects undertaken by us, if certain debt covenant ratios are met. Total expenses incurred under this agreement with JIMCO were $312 and $312 for the three months ended June 30, 2011 and 2010, respectively, and $625 and $625 for the six months ended June 30, 2011 and 2010, respectively.

Transactions with Affiliate Truck Stops

We allocate management, accounting and overhead costs incurred by JEI to truck stops owned by Gameco. These costs totaled $86 and $94 for the three months ended June 30, 2011 and 2010, respectively, and $156 and $159 for the six months ended June 30, 2011 and 2010, respectively. Additionally, to help JEI reach the fuel sale volume necessary to qualify for the reduced pricing structure under our fuel supply agreements, we entered into agreements with various Gameco subsidiaries to provide gasoline and diesel fuel at cost for their fuel operations, which totaled $1,624 and $1,695 for the three months ended June 30, 2011 and 2010, respectively, and $2,736 and $2,535 for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, Gameco owns one remaining truck stop.

Jalou Device Owner, L.P.

Under Louisiana law, video poker machines must be owned by Louisiana residents. The video poker machines and the related repair parts inventory used by the Jalou truck plazas are owned by Jalou Device Owner, L.P. (“Device Owner”), of which Gameco owns 49% and is the general partner. Two Louisiana residents own 51% and are the limited partners. The Jalou truck plazas pay 90 cents per operating video poker machine per day to Device Owner, plus reimbursement for Device Owner’s licensing costs. Total expense under these arrangements was $377 and $377 for the three months ended June 30, 2011 and 2010, respectively, and $753 and $753 for the six months ended June 30, 2011 and 2010, respectively.

Other Related Party Transactions

Nautica Phase 2 periodically provided working capital advances to JIMCO. These advances totaled $583 as of December 31, 2010 and are included in the balances due from affiliates discussed below. These working capital advances were settled upon acquisition of Nautica Phase 2 by JEI during 2011.

Balances Due To/From Affiliates

Each of the above related party transactions results in either receivables from or payables to our affiliates. As of June 30, 2011 and December 31, 2010, these transactions resulted in net receivables from affiliates totaling $1,488 and $2,671, respectively. As of June 30, 2011 and December 31, 2010, these transactions resulted in net payables to affiliates totaling $228 and $639, respectively.

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

If casino gaming were to become legalized in Ohio within seven years from the purchase date and a for-profit casino is licensed on the Nautica Properties, the purchase price of Flats could increase based on independent appraisals of the land, improvements and other asset values. Any additional purchase price shall be equal to the fair market value of the property at the time that a license is issued to JEI in the State of Ohio for a for-profit casino less the purchase price previously paid. There is no maximum additional purchase price. We will continue to evaluate the fair value of this additional contingent purchase price at each balance sheet date throughout the term of the agreement. If applicable, any additional purchase price would be accounted for consistently with the original acquisition as a combination of entities under common control. At June 30, 2011, the fair value of the Flats contingent purchase price was immaterial to the financial position of JEI, but could have a material impact in the future if and when a casino license is granted for the Nautica Properties.

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

If casino gaming were to become legalized in Ohio within seven years from the purchase date and a for-profit casino is licensed on the Nautica Properties, the purchase price of Nautica Phase 2 could increase based on independent appraisals of the land, improvements and other asset values. Any additional purchase price shall be equal to the fair market value of the property at the time that a license is issued to JEI in the State of Ohio for a for-profit casino less the purchase price previously paid. There is no maximum additional purchase price. We will continue to evaluate the fair value of this additional contingent purchase price at each balance sheet date throughout the term of the agreement. If applicable, any additional purchase price would be accounted for consistently with the original acquisition accounting, whereby the portion attributable to our CEO would be accounted for as a combination of entities under common control and as a distribution, and the portion attributable to third parties would be accounted for using the acquisition method of accounting. At June 30, 2011, the fair value of the Nautica Phase 2 contingent purchase price was immaterial to the financial position of JEI, but could have a material impact in the future if and when a casino license is granted for the Nautica Properties.

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

The following schedule discloses the effects on JEI’s equity due to the change in ownership interest in Nautica Phase 2 discussed above:

	Six Months Ended June 30,
	2011	2010
Net (loss) income attributable to JEI	$(6,122)	$3,157
Decrease in JEI’s equity for purchase of Nautica Phase 2 noncontrolling interest	(623)	—

Change from net (loss) income attributable to JEI and purchase of the noncontrolling interest	$(6,745)	$3,157

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

Acquisition of Forest Gold

On March 31, 2011, we acquired the Forest Gold truck plaza video gaming facility for $3,025 from Gameco. Forest Gold is located in Amite, Louisiana. The acquisition of the truck plaza facility was accounted for as a combination of entities under common control. Therefore, the acquisition has been recorded at the historical cost bases in the assets and liabilities transferred. A distribution of $3,025 was recorded on the acquisition date, and the net assets of the entity acquired have been retroactively accounted for in the accompanying unaudited condensed consolidated financial statements since January 1, 2010. Therefore, an effective net distribution of $65 (the $3,025 distribution reduced by the $2,960 of net assets acquired) results from the transaction.

At December 31, 2010, Forest Gold’s outstanding debt totaled $12,123 and has been included in the restated unaudited condensed consolidated balance sheet. At March 31, 2011, the outstanding principal and accrued interest totaling $12,282 were not assumed by JEI and are reflected as a capital contribution in the statement of stockholder’s equity.

The following table summarizes the net assets acquired and liabilities assumed as of March 31, 2011, for the acquisition occurring on that date:

Forest Gold
Current assets	$419
Property and equipment, net	2,056
Goodwill	880
Identifiable intangible assets	251

Total assets acquired	3,606

Current liabilities assumed	646

Net assets acquired	$2,960

8.	LONG-TERM DEBT

On June 16, 2006, we issued senior unsecured notes in the amount of $210,000 bearing interest at 9 3/4% due June 15, 2014 with interest only payments due each June 15 and December 15. We also have a $100,000 senior secured credit facility consisting of: (i) a $40,000 revolving credit facility (of which $3,000 expired June 2011 and the remainder is due June 2012); (ii) a $40,000 six-year term loan facility due June 2012; and (iii) a $20,000 six-year delayed draw term loan due June 2012. Borrowings under our senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined, and (2) the federal funds rate plus  1/2 of 1% or (b) a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs. At June 30, 2011, the blended interest rate on our senior secured credit facility was approximately 3.35%. As of June 30, 2011, $9,000 was available on the revolving credit facility. Outstanding borrowings on the senior secured credit facility are due within 12 months and are therefore classified as current portion of long-term debt at June 30, 2011. We are evaluating refinance alternatives and anticipate having a new facility in place prior to the June 2012 maturity of the senior secured credit facility.

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

There are many restrictions and covenants placed upon us under both our secured and unsecured indebtedness. We are required to maintain certain operating performance ratios, our covenants impose various restrictions on us as to the timing of redemptions of our notes, there are various change of control covenants, and there are many other restrictive and operational limitations on us that would be difficult or impossible for us to change. The occurrence of any one of these events and/or covenant violations to our debt agreements could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our debt agreements. The failure to repay or maintain compliance with our covenants on any of our indebtedness would result in an event of default under both our senior credit facility and our note indenture. Annual distributions may be made to our owner in an aggregate amount not to exceed the greater of $1,000 or 50% of consolidated net income as defined in our credit agreement and indenture. At June 30, 2011, we were in compliance with our financial covenants.

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

Recurring Fair Value Measurements – Investment in Equity Securities

We own approximately three percent of the outstanding shares of MTR Gaming Group, Inc. (“MTR”), a publicly-traded gaming company. Our affiliates have also historically invested in MTR, which resulted in a combined ownership of approximately 18.3% of the outstanding common shares of MTR and thus making the affiliated group MTR’s largest shareholder.

We have elected the fair value option permitted by FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”), and therefore, we recognize changes in the fair value of our investment in MTR as unrealized gains/losses in earnings based on its quoted market price. We recorded an unrealized (gain) loss on the change in the fair value of the investment totaling $(333) and $326 for the three months ended June 30, 2011 and 2010, respectively, and $(813) and $(260) for the six months ended June 30, 2011 and 2010, respectively.

The following table presents information about our financial assets measured at fair value on a recurring basis as of June 30, 2011, aggregated by the level in the fair value hierarchy within which those assets fall:

Assets Measured at Fair Value on a Recurring Basis at June 30, 2011
	Total Fair Value	Level 1	Level 2	Level 3
Investment in equity securities	$2,465	$2,465	—	—

The following table presents information about our financial assets measured at fair value on a recurring basis as of December 31, 2010, aggregated by the level in the fair value hierarchy within which those assets fall:

Assets Measured at Fair Value on a Recurring Basis at December 31, 2010
	Total Fair Value	Level 1	Level 2	Level 3
Investment in equity securities	$1,652	$1,652	—	—

Effective May 6, 2008, our CEO was appointed to the MTR board of directors, and on October 31, 2008, he became the chairman of the MTR board. In March 2010, our CEO resigned from MTR’s board of directors. For the period that our CEO was the chairman of the MTR board, we reached a level of significant influence. Therefore, consistent with the requirements of ASC Topic 825 and Rule 4-08(g) of Regulation S-X of the Securities Exchange Act of 1934, the following is summary level financial information of MTR for the three months ended March 31, 2010 as derived from its reports filed with the SEC:

Three Months Ended March 31, 2010
Net revenues	$99,359
Total operating expenses	90,069
Loss from continuing operations	(3,137)
Net loss	(3,280)

Nonrecurring Fair Value Measurements – Property, Plant and Equipment

We apply the provisions of the fair value measurement standard to our nonrecurring, non-financial measurements including property, plant and equipment impairments. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances. Property, plant and equipment is evaluated for impairment and reduced to fair value when there is an indication that the carrying costs exceed the sum of the undiscounted cash flows.

During the second quarter 2011, we evaluated our ability to recover the recorded cost of Gold Dust West-Carson City. See Note 11. Based on this evaluation, we recorded an impairment of long-lived assets totaling $10,065 related to this property. We used Level 3 inputs and income valuation, market valuation, and cost valuation techniques to measure the fair value of the Gold Dust West-Carson City asset group as of June 30, 2011. We considered a variety of factors when estimating the fair value of the asset group, including estimates about the future operating results, appropriate discount rates, multiples of EBITDA (earnings before interest, income taxes, depreciation and amortization), investment banker market analyses, and recent sales of comparable assets. A variety of estimates and judgments about the relevance and comparability of this information to our assets were made.

The following table presents information about our non-financial assets measured at fair value on a nonrecurring basis as of June 30, 2011, aggregated by the level in the fair value hierarchy within which those assets fall:

Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2011
	Total Fair Value	Level 1	Level 2	Level 3
Property, plant and equipment	$6,100	—	—	$6,100

There was no property, plant and equipment measured at fair value within the accompanying balance sheet at December 31, 2010.

Other Estimated Fair Value Disclosures

The following disclosure of estimated fair value of our debt and capital lease obligations has been determined using available market information and generally accepted valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The estimated fair value of our debt and capital lease obligations is as follows:

	As of June 30, 2011		As of December 31, 2010 (As adjusted, see Note 7)
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Liabilities—Debt and capital lease obligations	$298,268	$303,584	$303,253	$301,358

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

10.	ACCRUED EXPENSES

Accrued expenses as of June 30, 2011 and December 31, 2010, include the following:

	June 30, 2011	December 31, 2010 (As adjusted, see Note 7)
Payroll and related	$5,412	$4,897
Gaming taxes payable	2,071	3,318
Interest payable	910	958
Property taxes payable	1,281	1,134
Slot club liability	1,382	1,199
Progressive jackpot liability	1,339	1,260
Purses due horsemen	2,987	511
Other	3,258	3,534

	$18,640	$16,811

11.	IMPAIRMENT OF LONG-LIVED ASSETS

During the second quarter 2011, based on operating results, we were required, pursuant to FASB ASC Topic 360, Property, Plant and Equipment, to assess our ability to recover the recorded cost of the Gold Dust West-Carson City long-lived assets. We prepared a cash flow analysis based on management’s best estimate in an effort to assess the likelihood of recovering the cost of these assets. Based on these projections and the related underlying assumptions as well as our knowledge of the Carson City market, we believe that we will not be able to recover the carrying cost of these assets, and therefore, Gold Dust West-Carson City recorded an impairment of long-lived assets totaling $10,065 during the second quarter ended June 30, 2011. Future events such as actual performance versus projected performance, continued market decline, increased and/or changing competitive forces, or other unforeseen events could change our estimates and cause us to recognize an additional impairment in the carrying value of the Gold Dust West-Carson City long-lived assets in future periods. Such an impairment could be material to our financial position and results of operations.

12.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Our senior secured credit facility and unsecured senior notes are both guaranteed by our current and future restricted subsidiaries. Each subsidiary guarantor is 100% owned by the parent company, all guarantees are full and unconditional and joint and several, and all subsidiaries of JEI guarantee the securities.

The following information sets forth our Unaudited Condensed Consolidating Balance Sheets as of June 30, 2011 and December 31, 2010, the Unaudited Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2011 and 2010, and the Unaudited Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2011 and 2010 as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Investments in our subsidiaries are accounted for on the equity method. Accordingly, entries necessary to consolidate the Parent Company Issuer and our Subsidiary Guarantors are reflected in the eliminations column.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JUNE 30, 2011

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$932	$46,053		$46,985
Property, plant and equipment, net	858	230,003		230,861
Net investment in and advances to subsidiaries	96,059		$(96,059)	—
Other long-term assets	4,436	61,020		65,456

Total assets	$102,285	$337,076	$(96,059)	$343,302

LIABILITIES AND EQUITY
Current liabilities	$87,017	$26,227		$113,244
Current portion of long-term debt (receivable from) payable to affiliate	(48,249)	48,249		—
Long-term debt	210,000	3,120		213,120
Long-term debt (receivable from) payable to affiliate	(162,258)	162,258		—
Other long-term liabilities	6	1,163		1,169
Stockholder’s equity	15,769	96,059	$(96,059)	15,769

Total liabilities and equity	$102,285	$337,076	$(96,059)	$343,302

AS OF DECEMBER 31, 2010

(As adjusted, see Note 7)

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$554	$38,203		$38,757
Property, plant and equipment, net	897	242,584		243,481
Net investment in and advances to subsidiaries	93,840		$(93,840)	—
Other long-term assets	4,389	61,012		65,401

Total assets	$99,680	$341,799	$(93,840)	$347,639

LIABILITIES AND EQUITY
Current liabilities	$5,884	$41,625		$47,509
Long-term debt	275,250	6,442		281,692
Long-term debt (receivable from) payable to affiliate	(198,782)	198,782		—
Other long-term liabilities	4	1,110		1,114
Stockholder’s equity	17,324	93,840	$(93,840)	17,324

Total liabilities and equity	$99,680	$341,799	$(93,840)	$347,639

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2011

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$99,209		$99,209
Costs and expenses	$(2,261)	(98,352)		(100,613)
Interest expense, net	(1,456)	(5,053)		(6,509)
Equity in earnings of subsidiaries	(4,196)		$4,196	—

Net (loss) income	$(7,913)	$(4,196)	$4,196	$(7,913)

FOR THE THREE MONTHS ENDED JUNE 30, 2010

(As adjusted, see Note 7)

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$93,844	$(25)	$93,819
Costs and expenses	$(3,154)	(82,299)	25	(85,428)
Interest expense, net	(1,415)	(5,376)		(6,791)
Equity in earnings of subsidiaries	6,163		(6,163)	—
Noncontrolling interest		(6)		(6)

Net income attributable to JEI	$1,594	$6,163	$(6,163)	$1,594

FOR THE SIX MONTHS ENDED JUNE 30, 2011

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$191,063	$(25)	$191,038
Costs and expenses	$(4,347)	(179,569)	25	(183,891)
Interest expense, net	(2,974)	(10,295)		(13,269)
Equity in earnings of subsidiaries	1,199		(1,199)	—

Net (loss) income	$(6,122)	$1,199	$(1,199)	$(6,122)

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(As adjusted, see Note 7)

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues		$178,588	$(50)	$178,538
Costs and expenses	$(5,344)	(156,742)	50	(162,036)
Interest expense, net	(2,668)	(10,680)		(13,348)
Equity in earnings of subsidiaries	11,169		(11,169)	—
Noncontrolling interest		3		3

Net income attributable to JEI	$3,157	$11,169	$(11,169)	$3,157

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$9,576	$2,819	$—	$12,395

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(407)	(7,670)		(8,077)
Proceeds from sale of equipment		116		116
Purchases of device rights		(1,217)		(1,217)
Acquisition of noncontrolling interest	(1,243)			(1,243)

Net cash used in investing activities	(1,650)	(8,771)		(10,421)

FINANCING ACTIVITIES:
Proceeds from revolving line of credit	30,800			30,800
Payments on long-term debt	(201)	(160)		(361)
Payments on revolving line of credit	(14,300)			(14,300)
Net advances to/from subsidiaries	(9,613)	9,613		—
Distributions to stockholder	(14,407)			(14,407)

Net cash (used in) provided by financing activities	(7,721)	9,453		1,732

Net Increase in Cash and Cash Equivalents	205	3,501		3,706
Cash and Cash Equivalents — Beginning of Period	196	24,507		24,703

Cash and Cash Equivalents — End of Period	$401	$28,008	$—	$28,409

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(As adjusted, see Note 7)

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$7,626	$5,493	$—	$13,119

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(101)	(5,633)		(5,734)
Proceeds from sale of equipment		138		138

Net cash used in investing activities	(101)	(5,495)		(5,596)

FINANCING ACTIVITIES:
Payments to obtain financing	(1,500)			(1,500)
Proceeds from revolving line of credit	13,000			13,000
Payments on long-term debt	(203)	(1,229)		(1,432)
Payments on revolving line of credit	(16,000)			(16,000)
Net advances to/from subsidiaries	(1,768)	1,768		—
Distributions to stockholder	(1,000)			(1,000)

Net cash (used in) provided by financing activities	(7,471)	539		(6,932)

Net Increase in Cash and Cash Equivalents	54	537		591
Cash and Cash Equivalents — Beginning of Period	191	24,432		24,623

Cash and Cash Equivalents — End of Period	$245	$24,969	$—	$25,214

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section discusses the results of our operations for the three and six months ended June 30, 2011 and 2010. We recommend reading the following discussions and analyses in conjunction with our unaudited condensed consolidated financial statements, including the notes and other financial information contained in this Form 10-Q, as well as our audited consolidated financial statements as of December 31, 2010, included in our Form 10-K report filed with the Securities and Exchange Commission (“10-K Report”). Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties. In this regard, see the section “Risk Factors” in Item 1A of our 10-K Report.

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

2. Overview and discussion of our operations

Our CEO is our chief operating decision maker. As of June 30, 2011, we had four segments representing the geographic regions of our operations: Colorado, Nevada, Louisiana and Virginia. Each segment is managed separately because of the unique characteristics of its revenue stream and customer base. We have aggregated our operations into these four segments based on similarities in the nature of the properties’ businesses, customers and regulatory environment in which each property operates. The Colorado segment consists of The Lodge and Gilpin casinos. Our Nevada segment includes the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos. The Louisiana operations consist of truck plaza/video poker facilities, and the Virginia segment consists of Colonial’s pari-mutuel operations and satellite wagering facilities.

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

In addition to the above performance measurements, we pay particular attention to our monthly and annual cash flow. Our business is sensitive to shifts in volumes and levels of activity and we find it necessary to monitor our cash levels closely. Every six months (June 15 and December 15) we have a cash interest payment due on our $210 million senior unsecured notes amounting to $10.2 million. Additionally, we currently have $57.1 million outstanding on our senior secured credit facility with interest due at varying levels. As of June 30, 2011, $28.0 million was outstanding on the $40 million senior secured revolving credit facility (of which $3 million expired June 2011 and the remainder is due June 2012) we have with a bank group on which we can draw as needed in order to augment the cash flow we generate from operations. This is generally a function of the timing of generating cash from operations coupled with the amount of cash we need to run the business—i.e., our cash inventory. Presently, we estimate that we require approximately $15 million of cash inventory to operate our properties. See “Liquidity and Capital Resources.”

Colorado

Our Colorado operations consist of The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Casino (“Gilpin”), both of which are located in Black Hawk, Colorado. The competitive aspects of the market in Black Hawk continue to be a significant factor in our operations. At June 30, 2011, there were approximately 8,300 slot machines in the city of Black Hawk. We had 1,366 slot machines in this market (984 at The Lodge and 382 at the Gilpin), which represented approximately 16% of the total slot machines in Black Hawk. Additionally, there were 203 table games in the city of Black Hawk. We had 41 table games in this market (35 at The Lodge and 6 at the Gilpin), which represented approximately 20% of the total table games in Black Hawk.

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

Louisiana

The Louisiana truck plaza video gaming facilities consist of 21 truck plazas located in Louisiana and a share in the gaming revenues of an additional truck plaza. Each truck plaza features a convenience store, fueling operations, a restaurant and up to 50 video gaming devices in the casino depending on the level of fuel sales and available space. At June 30, 2011, our truck plaza video gaming facilities had a combined total of 1,095 video gaming devices.

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

Colonial’s revenues are heavily dependent on the operations of its satellite wagering facilities. As of June 30, 2011, we operated ten satellite wagering facilities in Virginia. Revenues from the satellite wagering facilities help support live racing at the track. The amount of revenue Colonial earns from each wager depends on where the race is run. Revenues from import simulcasting of out-of-state races and from wagering at the track and at the satellite wagering facilities on races run at the track consist of the total amount wagered at Colonial’s facilities, less the amount paid as winning wagers. The percentage of each dollar wagered on horse races that must be returned to the public as winning wagers (typically about 79%) is legislated by the state in which a race takes place. Revenues from export simulcasting consist of amounts payable to Colonial by the out-of-state racetracks and their simulcast facilities with respect to wagering on races run at the track.

Since 2004, Colonial Downs has operated an internet account wagering platform in Virginia called EZ Horseplay. In early 2009, Colonial Downs commenced development of a custom built account wagering support kiosk that allows a customer to remotely open a wagering account, fund the account with cash, take a cash withdrawal from their account and print a race track program. The first kiosks, along with a touchscreen version of the EZ Horseplay internet account wagering platform, were deployed in September 2009. As of June 30, 2011, we have deployed approximately 55 kiosks in private clubs, bars and restaurants in Virginia.

3. Comparison of our results of operations for the three months ended June 30, 2011 to the three months ended June 30, 2010.

The following table summarizes our consolidated results of operations for the three months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended
	June 30,
	2011	2010 (As adjusted, see Note 7 of Financial Statements)	$ Change	% Variance
REVENUES
Gaming:
Casino	$36,682	$36,549	$133	0.36%
Truck stop	17,981	16,906	1,075	6.36%
Pari-mutuel	7,779	8,254	(475)	-5.75%
Food and beverage	7,395	7,779	(384)	-4.94%
Convenience store – fuel	32,349	26,754	5,595	20.91%
Other	6,367	6,674	(307)	-4.60%
Less: Promotional allowances	(9,344)	(9,097)	(247)	2.72%

Net revenues	99,209	93,819	5,390	5.75%

COSTS AND EXPENSES
Gaming:
Casino	12,579	12,687	(108)	-0.85%
Truck stop	10,712	10,507	205	1.95%
Pari-mutuel	6,204	6,379	(175)	-2.74%
Food and beverage	3,791	4,002	(211)	-5.27%
Convenience store – fuel	30,420	25,180	5,240	20.81%
Other	5,155	4,575	580	12.68%
Marketing, general and administrative	16,388	16,202	186	1.15%
Unrealized (gain) loss on change in fair value of investment in equity securities	(333)	326	(659)	n/a
Impairment of long-lived assets	10,065	—	10,065	n/a
Depreciation and amortization	5,632	5,570	62	1.11%

Total costs and expenses	100,613	85,428	15,185	17.78%

OPERATING (LOSS) INCOME	(1,404)	8,391	(9,795)	n/a

Interest expense, net	(6,509)	(6,791)	282	-4.15
Noncontrolling interest	—	(6)	6	-100.00%

NET (LOSS) INCOME ATTRIBUTABLE TO JEI	$(7,913)	$1,594	$(9,507)	n/a

All comparisons below begin with the second quarter 2011 results followed by the second quarter 2010 results.

Casino revenues increased $0.1 million to $36.7 million from $36.6 million. The increase in casino revenues is due to increases at the Gilpin of $0.7 million or 15% and Gold Dust West-Elko of $0.2 million or 8%, somewhat offset by decreases at The Lodge of $0.6 million or 3% and Gold Dust West-Carson City of $0.2 million or 8%. Revenues at the Gilpin increased primarily due to an increase in slot coin-in associated to a new marketing program. The decrease in revenues at The Lodge was primarily due to decreases in player banked poker and table games.

Truck stop gaming revenues increased $1.1 million or 6% to $18.0 million from $16.9 million. The increase in revenues exceeded the statewide truck stop video gaming revenue increase of 2% resulting from the installation of new video gaming devices and remodeling of certain locations.

Pari-mutuel revenues decreased $0.5 million or 6% to $7.8 million from $8.3 million. A $0.6 million decrease in wagering revenues at the off track wagering facilities primarily due to a decrease in overall attendance compared to the prior year, combined with a $0.3 million decrease in revenues at the racetrack as a result of 11 fewer race days, was partially offset by a $0.4 million increase in account wagering revenues.

Food and beverage revenues decreased $0.4 million or 5% to $7.4 million from $7.8 million. This decrease is primarily attributable to a decrease of $0.3 million at the truck stops, of which $0.2 million is the result of outsourcing the food and beverage operations at Springhill and Vivian in 2011. Additionally, decreases of $0.1 million at The Lodge and $0.1 million at Colonial were somewhat offset by an increase of $0.1 million at Gold Dust West-Elko.

Convenience store-fuel revenues increased $5.6 million or 21% to $32.3 million from $26.7 million. This resulted from the average selling price of fuel increasing to $3.73 per gallon in 2011 from $2.74 per gallon in 2010, somewhat offset by an 11% decrease in volume.

Other revenues decreased $0.3 million or 5% to $6.4 million from $6.7 million and was primarily attributable to a one-time oil and gas royalty received in April 2010 totaling $0.5 million at the truck stops, somewhat offset by a $0.2 million increase in convenience store revenues at the truck stops.

Promotional allowances increased $0.2 million or 3% to $9.3 million from $9.1 million, and is primarily attributable to an increase in promotional allowances of $0.6 million at the Gilpin attributable to a new marketing program resulting in additional casino revenues, somewhat offset by decreases of $0.3 million at The Lodge and $0.1 million at Gold Dust West-Carson City.

Casino expenses decreased $0.1 million or 1% to $12.6 million from $12.7 million. A decrease of $0.3 million at The Lodge was somewhat offset by increases of $0.1 million at the Gilpin and $0.1 million at Gold Dust West-Elko. These changes in casino expenses are consistent with the changes in casino revenues at these locations.

Truck stop gaming expenses increased $0.2 million or 2% to $10.7 million from $10.5 million and is primarily due to direct costs associated with increased truck stop video poker gaming revenues.

Pari-mutuel costs and expenses decreased $0.2 million or 3% to $6.2 million from $6.4 million. The decrease is attributable to a $0.3 million decrease in pari-mutuel tax, purse, labor and facility costs, partially offset by an increase of $0.1 million in account wagering costs and expenses.

Food and beverage costs and expenses decreased $0.2 million or 5% to $3.8 million from $4.0 million, and is due to a decrease of $0.4 million at the truck stops, of which $0.2 million is the result of outsourcing the food and beverage operations at Springhill and Vivian in 2011, somewhat offset by increases of $0.1 million at The Lodge and $0.1 million at Gold Dust West-Elko.

Convenience store-fuel expenses increased $5.2 million or 21% to $30.4 million from $25.2 million. The increase was primarily due to an increase in the average cost of fuel to $3.50 per gallon in 2011 from $2.58 per gallon in 2010, somewhat offset by a decrease in volume as discussed in convenience store-fuel revenues above.

Other costs and expenses increased $0.6 million or 13% to $5.2 million from $4.6 million, and were primarily attributable to a $0.5 million increase in convenience store expenses at the truck stops, primarily due to increases in convenience store revenues and labor costs combined with a $0.1 million increase in hotel expenses at The Lodge.

Marketing, general and administrative expenses increased $0.2 million or 1% to $16.4 million from $16.2 million. This increase is primarily the result of increases of $0.3 million at the truck stops, $0.1 million at the Gilpin and $0.1 million at Gold Dust West-Elko. These increases are somewhat offset by decreases of $0.1 million at Colonial and $0.2 million at corporate primarily due to a reduction in campaign contributions, travel costs and professional accounting fees, somewhat offset by an increase in payroll costs.

We account for our investment in MTR Gaming Group, Inc. (“MTR”) under the fair value option, in accordance with the fair value option permitted by FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”). An increase in the stock price during the second quarter of 2011 resulted in an unrealized gain on the change in fair value of investment in equity securities totaling $0.3 million. During the second quarter of 2010, we recorded an unrealized loss on the change in fair value of investment in equity securities totaling $0.3 million.

At Gold Dust West-Carson City, we recorded an impairment of long-lived assets totaling $10.1 million during the second quarter of 2011. No comparable transaction occurred during the same period of 2010. See Note 11 of the unaudited condensed consolidated financial statements.

Depreciation and amortization expense increased less than $0.1 million or 1% to $5.6 million.

Net interest expense decreased $0.3 million or 4% to $6.5 million from $6.8 million. The decrease is primarily attributable to a decrease in debt outstanding.

4. Comparison of our results of operations for the six months ended June 30, 2011 to the six months ended June 30, 2010.

The following table summarizes our consolidated results of operations for the six months ended June 30, 2011 and 2010 (dollars in thousands):

	Six Months Ended
	June 30,
	2011	2010 (As adjusted, see Note 7 of Financial Statements)	$ Change	% Variance
REVENUES
Gaming:
Casino	$72,776	$70,505	$2,271	3.22%
Truck stop	37,489	35,709	1,780	4.98%
Pari-mutuel	14,161	14,629	(468)	-3.20%
Food and beverage	14,472	15,256	(784)	-5.14%
Convenience store – fuel	59,038	48,757	10,281	21.09%
Other	11,696	11,815	(119)	-1.01%
Less: Promotional allowances	(18,594)	(18,133)	(461)	2.54%

Net revenues	191,038	178,538	12,500	7.00%

COSTS AND EXPENSES
Gaming:
Casino	25,041	24,409	632	2.59%
Truck stop	21,968	21,493	475	2.21%
Pari-mutuel	11,054	11,151	(97)	-0.87%
Food and beverage	7,121	7,458	(337)	-4.52%
Convenience store – fuel	56,062	45,862	10,200	22.24%
Other	9,707	8,844	863	9.76%
Marketing, general and administrative	32,452	31,912	540	1.69%
Unrealized gain on change in fair value of investment in equity securities	(813)	(260)	(553)	n/a
Impairment of long-lived assets	10,065	—	10,065	n/a
Depreciation and amortization	11,234	11,167	67	0.60%

Total costs and expenses	183,891	162,036	21,855	13.49%

OPERATING INCOME	7,147	16,502	(9,355)	-56.69%

Interest expense, net	(13,269)	(13,348)	79	-0.59%
Noncontrolling interest	—	3	(3)	-100.00%

NET (LOSS) INCOME ATTRIBUTABLE TO JEI	$(6,122)	$3,157	$(9,279)	n/a

All comparisons below begin with the year-to-date 2011 results followed by the year-to-date 2010 results.

Casino revenues increased $2.3 million or 3% to $72.8 million from $70.5 million. The increase in casino revenues is due to increases at The Lodge of $1.3 million or 3%, at the Gilpin of $0.8 million or 7% and at Gold Dust West-Elko of $0.5 million or 11%, somewhat offset by a decrease at Gold Dust West-Carson City of $0.3 million or 7%. Revenues at The Lodge increased primarily due to increases in slots and table games revenues, somewhat offset by a decrease in player banked poker. The increase in revenues at the Gilpin was primarily due to an increase in slot coin-in attributable to a new marketing program, offset by a slight reduction in revenues attributable to the March 2010 closure of the poker room.

Truck stop video poker gaming revenues increased $1.8 million or 5% to $37.5 million from $35.7 million. The increase in revenues exceeded the statewide truck stop video gaming revenue increase of 2% resulting from the installation of new video gaming devices and the remodeling of certain locations.

Pari-mutuel revenues decreased $0.4 million or 3% to $14.2 million from $14.6 million. A $0.8 million decrease in wagering revenues at the off track wagering facilities primarily due to a decrease in attendance compared to the prior year, combined with a $0.3 million decrease at the racetrack due to 11 fewer race days, was somewhat offset by a $0.7 million increase in account wagering revenues.

Food and beverage revenues decreased $0.8 million or 5% to $14.5 million from $15.3 million. This decrease is attributable to decreases of $0.7 million at the truck stop facilities, of which $0.3 million is the result of outsourcing the food and beverage operations at Springhill and Vivian in 2011 and a decrease of $0.2 million at Colonial, somewhat offset by an increase of $0.1 million at Gold Dust West-Elko.

Convenience store-fuel revenues increased $10.3 million or 21% to $59.0 million from $48.7 million. The increase was primarily due to an increase in the average selling price of fuel to $3.54 per gallon in 2011 from $2.70 per gallon in 2010, somewhat offset by an 8% decrease in volume.

Other revenues decreased $0.1 million or 1% to $11.7 million from $11.8 million and were primarily attributable to a one-time oil and gas royalty received in April 2010 totaling $0.5 million and a $0.1 million combined decrease in hotel and other revenues at the casinos, somewhat offset by a $0.5 million increase in convenience store revenues at the truck stops.

Promotional allowances increased $0.5 million or 3% to $18.6 million from $18.1 million. Promotional allowances increased by $0.8 million at the Gilpin associated to a new marketing program and $0.2 million at the truck stops, somewhat offset by decreases of $0.2 million at The Lodge and $0.3 million at Gold Dust West-Carson City.

Casino expenses increased $0.6 million or 3% to $25.0 million from $24.4 million primarily due to increases of $0.3 million at The Lodge, $0.2 million at Gold Dust West-Elko and $0.1 million at Gold Dust West-Reno. The increases at The Lodge and Gold Dust West-Elko directly correspond to the increase in casino revenues.

Truck stop gaming expenses increased $0.5 million or 2% to $22.0 million from $21.5 million and is primarily due to direct costs associated with increased truck stop video poker gaming revenues.

Pari-mutuel costs and expenses decreased $0.1 million or 1% to $11.1 million from $11.2 million. The decrease is attributable to a $0.3 million decrease in pari-mutuel tax, purse, labor, simulcast and facility costs and expenses, partially offset by a $0.2 million increase in account wagering costs and expenses.

Food and beverage costs and expenses decreased $0.3 million or 5% to $7.1 million from $7.4 million, and is primarily due to a decrease of $0.6 million at the truck stops, of which $0.3 million is the result of outsourcing the food and beverage operations at Springhill and Vivian in 2011, somewhat offset by increases of $0.1 million at The Lodge, $0.1 million at Gold Dust West-Carson City and $0.1 million at Gold Dust West-Elko.

Convenience store-fuel expenses increased $10.2 million or 22% to $56.1 million from $45.9 million. The increase was primarily due to an increase in the average cost of fuel to $3.35 per gallon in 2011 from $2.55 per gallon in 2010, somewhat offset by a decrease in volume as discussed in convenience store-fuel revenues above. Additionally, in January 2010, we collected $0.4 million in accounts receivable that had been fully reserved in 2008.

Other costs and expenses increased $0.9 million or 10% to $9.7 million from $8.8 million, and were primarily attributable to a $0.8 million increase in convenience store expenses at the truck stops which correlates to the increase in convenience store revenues combined with an increase in labor costs.

Marketing, general and administrative expenses increased $0.5 million or 2% to $32.5 million from $31.9 million. This increase is primarily the result of increases of $0.6 million at the truck stops, $0.3 million at The Lodge, $0.1 million at the Gilpin and $0.2 million at Gold Dust West-Elko. These increases are somewhat offset by decreases of $0.3 million at Colonial and $0.4 million at corporate primarily due to a reduction in legal costs, campaign contributions and professional accounting fees, somewhat offset by an increase in payroll costs.

An increase in MTR’s stock price during the first six months of 2011 resulted in an unrealized gain on the change in fair value of investment in equity securities totaling $0.8 million compared to an unrealized gain totaling $0.3 million during the same period of 2010.

At Gold Dust West-Carson City, we recorded an impairment of long-lived assets totaling $10.1 million during 2011. No comparable transaction occurred during the same period of 2010. See Note 11 of the unaudited condensed consolidated financial statements.

Depreciation and amortization expense was unchanged at $11.2 million.

Net interest expense decreased by less than $0.1 million or 1% to $13.3 million and is attributable to a decrease in debt outstanding, somewhat offset by higher effective interest rates on our variable rate bank debt.

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

The following is a summary of the net revenues, costs and expenses and EBITDA, for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010 (As adjusted, see Note 7 of Financial Statements)	2011	2010 (As adjusted, see Note 7 of Financial Statements)
NET REVENUES
Colorado:
The Lodge	$20,122	$20,511	$40,153	$38,729
Gilpin	4,781	4,617	9,246	9,297

Total Colorado	24,903	25,128	49,399	48,026

Nevada:
Gold Dust West-Reno	4,452	4,447	8,992	8,923
Gold Dust West-Carson City	3,369	3,484	6,146	6,306
Gold Dust West-Elko	3,124	2,833	6,221	5,532

Total Nevada	10,945	10,764	21,359	20,761

Louisiana	54,439	48,308	104,376	93,035
Virginia	8,760	9,461	15,637	16,406
Corporate and other	162	158	267	310

Total Net Revenues	99,209	93,819	191,038	178,538

COSTS AND EXPENSES (excluding depreciation and amortization, net interest expense and income taxes)
Colorado:
The Lodge	13,025	13,166	26,066	25,303
Gilpin	3,496	3,366	6,902	6,888

Total Colorado	16,521	16,532	32,968	32,191

Nevada:
Gold Dust West-Reno	3,063	2,953	6,227	5,992
Gold Dust West-Carson City (1)	13,333	3,306	16,474	6,372
Gold Dust West-Elko	2,447	2,199	4,869	4,372

Total Nevada	18,843	8,458	27,570	16,736

Louisiana	48,852	42,906	92,857	81,364
Virginia	8,428	8,808	14,775	15,240
Corporate overhead and other (2)(3)	2,337	3,154	4,487	5,338

Total Costs and Expenses	94,981	79,858	172,657	150,869

EBITDA
Colorado:
The Lodge	7,097	7,345	14,087	13,426
Gilpin	1,285	1,251	2,344	2,409

Total Colorado	8,382	8,596	16,431	15,835

Nevada:
Gold Dust West-Reno	1,389	1,494	2,765	2,931
Gold Dust West-Carson City (1)	(9,964)	178	(10,328)	(66)
Gold Dust West-Elko	677	634	1,352	1,160

Total Nevada	(7,898)	2,306	(6,211)	4,025

Louisiana	5,587	5,402	11,519	11,671
Virginia	332	653	862	1,166
Corporate overhead and other (2)(3)	(2,175)	(2,996)	(4,220)	(5,028)

Total EBITDA	$4,228	$13,961	$18,381	$27,669

See Notes on page 36.

General

See sections 3 and 4 above for comparisons of our results of operations for the three and six months ended June 30, 2011 to the three months and six months ended June 30, 2010, which provide explanations regarding the fluctuations in our revenues and costs and expenses by property and segment.

The Lodge

EBITDA at The Lodge decreased $0.2 million or 3% for the three months ended June 30, 2011 compared to the same period of 2010 but increased $0.7 million or 5% for the six months ended June 30, 2011 compared to the same period of 2010. For the second quarter, decreases in casino and food and beverage revenues were somewhat offset by decreased promotional allowances. For the six months, total revenues increased by $1.4 million, primarily in slots and table games revenues, somewhat offset by a decrease in player banked poker. Labor costs and gaming taxes were also higher as a result of the increase in revenues.

Gilpin

EBITDA at the Gilpin increased less than $0.1 million or 3% for the three months ended June 30, 2011 compared to the same period of 2010 but decreased less than $0.1 million or 3% for the six months ended June 30, 2011 compared to the same period of 2010. Slots and table games revenues increased during the three and six months primarily due to an increase in promotional allowances. For the six months, the Gilpin experienced a decrease in player banked poker due to the March 2010 closure of its poker room. Gaming taxes were also higher as a result of increased gaming revenues.

Gold Dust West-Reno

EBITDA at Gold Dust West-Reno decreased $0.1 million or 7% for the three months ended June 30, 2011 compared to the same period of 2010 and decreased $0.2 million or 6% for the six months ended June 30, 2011 compared to the same period of 2010. Labor costs were higher in 2011 than in 2010, somewhat offset by a decrease in promotional allowances.

Gold Dust West-Carson City

Excluding the impact of the 2011 impairment of long-lived assets totaling $10.1 million, EBITDA at Gold Dust West-Carson City decreased $0.1 million or 43% for the three months ended June 30, 2011 compared to the same period of 2010 and $0.2 million for the six months ended June 30, 2011 compared to the same period of 2010. For both the three and six months ended June 30, 2011 compared to the same periods in 2010, we experienced a decrease in slots and other revenues resulting from local economic conditions, somewhat offset by a decrease in promotional allowances. Labor costs were also higher in 2011 than in 2010.

Gold Dust West-Elko

EBITDA at Gold Dust West-Elko increased less than $0.1 million or 7% for the three months ended June 30, 2011 compared to the same period of 2010 and $0.2 million or 17% for the six months ended June 30, 2011 compared to the same period of 2010. Net revenues increased $0.3 million for the second quarter and $0.7 million year to date, while costs and expenses increased $0.2 million and $0.5 million, respectively. The increase in EBITDA was primarily due to an increase in slot revenues of 9% for the quarter and 10% year to date, combined with increases in food and beverage revenues, somewhat offset by increases in direct costs attributable to the increases in revenues.

Louisiana

EBITDA at the Louisiana truck stops increased $0.2 million or 3% for the second quarter but decreased $0.2 million or 1% for the six months ended June 30, 2011 compared to the same period of 2010. During the second quarter of 2010, we received a one-time oil and gas royalty totaling $0.5 million, and during the six months ended June 2010, we collected $0.4 million in accounts receivable that had been fully reserved in 2008. These decreases were somewhat offset by increases in video poker gaming revenues combined with an increase in fuel gross profit per gallon.

Virginia

EBITDA at our pari-mutuel operations in Virginia decreased $0.3 million or 49% for the three months ended June 30, 2011 compared to the same period of 2010 and decreased $0.3 million or 26% for the six months ended June 30, 2011 compared to the same period of 2010. The second quarter decrease is primarily attributable to a $0.7 million decrease in pari-mutuel and other revenues which were somewhat offset by a decrease in pari-mutuel operations costs and marketing, general and administrative expenses. The year to date decrease is attributable to an overall decrease in revenues totaling $0.8 million, somewhat offset by decreased management, general and administrative costs combined with decreased pari-mutuel and food and beverage costs and expenses.

Corporate Overhead and Other

The EBITDA loss at corporate decreased by $0.8 million for the three months ended June 30, 2011 and by $0.8 million for the six months ended June 30, 2011 compared to the same periods of 2010 and is primarily due to: (1) increases in the stock price of our investment in MTR, (2) decreased political contributions and professional accounting fees and (3) $0.1 million and $0.5 million incurred during the second quarter and year to date in 2010, respectively, for one-time costs related to the March 31, 2010 amendment to our credit agreement, somewhat offset by an increase in payroll costs.

Reconciliation of EBITDA to Net Income (Loss)

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure, to our net income (loss), a GAAP financial measure (dollars in thousands):

Three months ended June 30, 2011	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$7,097	$1,247	$1,682	$4,168
Gilpin	1,285	430	476	379

Total Colorado	8,382	1,677	2,158	4,547

Nevada:
Gold Dust West-Reno	1,389	408	654	327
Gold Dust West-Carson City (1)	(9,964)	613	384	(10,961)
Gold Dust West-Elko	677	652	236	(211)

Total Nevada	(7,898)	1,673	1,274	(10,845)

Louisiana	5,587	1,502	1,103	2,982
Virginia	332	584	124	(376)
Corporate overhead and other (2)	(2,175)	196	1,850	(4,221)

TOTAL	$4,228	$5,632	$6,509	$(7,913)

Three months ended June 30, 2010 (As adjusted, see Note 7 of Financial Statements)	EBITDA	Depreciation and Amortization	Interest Expense, net	Noncontrolling Interest	Net Income (Loss)
Colorado:
The Lodge	$7,345	$1,263	$1,691		$4,391
Gilpin	1,251	435	476		340

Total Colorado	8,596	1,698	2,167		4,731

Nevada:
Gold Dust West-Reno	1,494	376	654		464
Gold Dust West-Carson City	178	562	384		(768)
Gold Dust West-Elko	634	629	273		(268)

Total Nevada	2,306	1,567	1,311		(572)

Louisiana	5,402	1,518	1,359		2,525
Virginia	653	564	131		(42)
Corporate overhead and other (3)	(2,996)	223	1,823	$(6)	(5,048)

TOTAL	$13,961	$5,570	$6,791	$(6)	$1,594

Six months ended June 30, 2011	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$14,087	$2,457	$3,363	$8,267
Gilpin	2,344	868	952	524

Total Colorado	16,431	3,325	4,315	8,791

Nevada:
Gold Dust West-Reno	2,765	835	1,309	621
Gold Dust West-Carson City (1)	(10,328)	1,227	767	(12,322)
Gold Dust West-Elko	1,352	1,302	472	(422)

Total Nevada	(6,211)	3,364	2,548	(12,123)

Louisiana	11,519	2,998	2,396	6,125
Virginia	862	1,151	245	(534)
Corporate overhead and other (2)	(4,220)	396	3,765	(8,381)

TOTAL	$18,381	$11,234	$13,269	$(6,122)

Six months ended June 30, 2010 (As adjusted, see Note 7 of Financial Statements)	EBITDA	Depreciation and Amortization	Interest Expense, net	Noncontrolling Interest	Net Income (Loss)
Colorado:
The Lodge	$13,426	$2,537	$3,385		$7,504
Gilpin	2,409	886	952		571

Total Colorado	15,835	3,423	4,337		8,075

Nevada:
Gold Dust West-Reno	2,931	752	1,309		870
Gold Dust West-Carson City	(66)	1,111	767		(1,944)
Gold Dust West-Elko	1,160	1,249	521		(610)

Total Nevada	4,025	3,112	2,597		(1,684)

Louisiana	11,671	3,048	2,659		5,964
Virginia	1,166	1,108	277		(219)
Corporate overhead and other (3)	(5,028)	476	3,478	$3	(8,979)

TOTAL	$27,669	$11,167	$13,348	$3	$3,157

(1)	Included in Gold Dust West-Carson City for the three and six months ended June 30, 2011 is an impairment charge of long-lived assets totaling $10.1 million.
(2)	Included in corporate overhead and other for the three and six months ended June 30, 2011 is a $0.3 million gain and $0.8 million gain, respectively, on the change in fair value of investment in equity securities.
(3)	Included in corporate overhead and other for the three and six months ended June 30, 2010 is a $0.3 million loss and $0.3 million gain, respectively, on the change in fair value of investment in equity securities, and costs incurred related to the amendment to our credit agreement totaling $0.1 million and $0.5 million, respectively.

6. Liquidity and capital resources

As of June 30, 2011, we had cash and cash equivalents of $28.4 million compared to $24.7 million in cash and cash equivalents as of December 31, 2010. The increase of $3.7 million is the result of $12.4 million cash provided by operating activities, $10.4 million cash used in investing activities, and $1.7 million cash provided by financing activities, which is further discussed below. Our primary sources of liquidity are cash provided by operating activities and external borrowings. Our primary uses of cash are for debt service, capital improvements, development and acquisitions. Cash flows provided by operating activities decreased $0.7 million for the six months ended June 30, 2011 compared to June 30, 2010 primarily due to greater increases in restricted cash, accounts receivable and routine fluctuations in accounts payable resulting from cash management activities, somewhat offset by a greater increase in accrued expenses and other noncurrent liabilities.

Cash used in investing activities during the six months ended June 30, 2011 and 2010 was the result of property and equipment and device rights additions totaling $9.3 million and $5.7 million, respectively, for ongoing capital investments at our existing properties, somewhat offset by $0.1 million and $0.1 million, respectively, of proceeds from the sale of equipment. In addition, cash used in investing activities during the six months ended June 30, 2010 included $1.2 million to acquire the noncontrolling interest of Nautica Phase 2.

The cash provided by or used in our financing activities varies significantly from year to year depending upon the cash provided by operations and investing activities, both of which are discussed above, as well as our cash position. The cash provided by financing activities during the six months ended June 30, 2011 was the result of net borrowings on the revolving senior credit facility totaling $16.5 million, somewhat offset by payments on long-term debt totaling $0.4 million, and cash distributions to stockholder totaling $14.4 million, including $10.4 million for the purchase of Springhill and Vivian and $3.0 million for the purchase of Forest Gold.

As of June 30, 2011, we had $9.0 million available on our $40 million revolving senior credit facility (of which $3.0 million expired June 2011 and the remainder is due June 2012) for acquisitions, capital expenditure programs and working capital. As of June 30, 2011, our total debt approximates $298.3 million, of which $85.1 million is due within the next 12 months. We are evaluating refinance alternatives and anticipate having a new facility in place prior to the June 2012 maturity of the senior credit facility. Our future liquidity, which includes our ability to make semi-annual interest payments on June 15 and December 15 of each year, depends upon our future operational success. Our failure to pay interest, repay our indebtedness when due, or maintain compliance with our debt covenants would result in an event of default under both our senior credit facility and our note indenture. At June 30, 2011, we were in compliance with our financial covenants.

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

We believe that our cash flow from operations, cash and cash equivalents and our senior revolving credit facility discussed above will be adequate to meet our debt service obligations and operational expenditures, as well as our capital expenditure requirements for the next twelve months. During 2011, we anticipate spending approximately $15 million for discretionary capital expenditures. While we believe these sources will provide us sufficient liquidity over the next twelve months, we can give no assurance that these sources of cash will be sufficient to enable us to do so. Further, in addition to our normal capital expenditure requirements, we anticipate that we will pursue the acquisition of other properties and continue to engage in the pursuit of new development opportunities. It is possible that we may need to enter into new financing arrangements and raise additional capital in the future if we are unable to generate sufficient cash to sustain expansion. Our ability to incur additional debt is further restricted by the terms and covenants of our senior secured bank credit facility and senior unsecured notes. We can give no assurance that we will be able to raise any capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, and therefore heighten the related risks we currently face.

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

The following table provides disclosure concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of June 30, 2011.

(In Thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$359,331	$108,297	$251,016	$18	$—
Capital lease obligations	6,934	474	948	1,526	3,986
Operating leases (2)	36,824	3,254	5,696	4,780	23,094
Purchase obligations (3)	295,331	86,309	172,618	36,404	—
Other long-term obligations (4)	20,999	2,199	3,585	2,890	12,325

Total contractual cash obligations	$719,419	$200,533	$433,863	$45,618	$39,405

(1)	Long-term debt includes principal and interest owing under the terms of our senior unsecured notes, our senior secured credit facility and capital leases. Interest on variable rate debt is computed based on rates outstanding at June 30, 2011.
(2)	Operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia; office space in Colorado, Louisiana, Virginia and Florida; and other equipment leases at all locations.
(3)	Purchase obligations include five-year fuel supply agreements for gasoline and diesel fuel. Fuel volumes are specified in the contracts. The purchase price is a variable market-based price. The long-term obligations in this table were derived using the applicable contract prices for gasoline and diesel fuel at June 30, 2011 multiplied by the actual fuel volumes per the contracts.
(4)	Other long-term obligations include a 20-year, $1.25 million per year management agreement with Jacobs Investments Management Co. Inc., an affiliated company, and our obligation to pay $0.90 per operating video poker machine per day to Jalou Device Owner, L.P., the related party owner of the video poker machines in order to maintain the machines used in our truck plaza operations. In addition, Colonial has entered into an agreement with a totalisator company, which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications. The amendment provides for a minimum charge per calendar year of $205,000. Other long-term obligations also include various surveillance and service agreements in Louisiana and at the corporate office.

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

Property and equipment

We have a significant investment in long-lived property and equipment, representing approximately 67% of our total assets. We estimate that the undiscounted future cash flows expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimate of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results. We review the carrying value of our property and equipment when events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use. Further, we assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each class of assets. Should the actual useful life of a class of assets differ from the estimated useful life, we would record an impairment charge. We review useful lives and obsolescence and assess the commercial viability of our assets periodically.

During the second quarter 2011, based on operating results, we were required, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment, to assess our ability to recover the recorded cost of the Gold Dust West-Carson City long-lived assets. We prepared a cash flow analysis based on management’s best estimate in an effort to assess the likelihood of recovering the cost of these assets. Based on these projections and the related underlying assumptions as well as our knowledge of the Carson City market, we believe that we will not be able to recover the carrying cost of these assets, and therefore, Gold Dust West-Carson City recorded an impairment of long-lived assets totaling $10.1 million during the second quarter ended June 30, 2011. Future events such as actual performance versus projected performance, continued market decline, increased and/or changing competitive forces, or other unforeseen events could change our estimates and cause us to recognize an additional impairment in the carrying value of the Gold Dust West-Carson City long-lived assets in future periods. Such an impairment could be material to our financial position and results of operations.

Goodwill and other intangible assets

We have $48.7 million in goodwill recorded on our consolidated balance sheet resulting from the acquisition of businesses. We do not have any other nonamortizing intangible assets on our consolidated balance sheet. We annually review our goodwill for impairment. The annual evaluation of goodwill requires the use of estimates about future operating results of each reporting unit to determine its estimated fair value. Changes in forecasted operations can materially affect these estimates.

Our reporting units with goodwill balances at June 30, 2011 are The Lodge ($4.2 million), Gilpin ($2.5 million), Gold Dust West-Reno ($8.8 million) and Louisiana ($33.2 million). There is no goodwill recorded in our Gold Dust West-Carson City, Gold Dust West-Elko or Virginia reporting units. We performed our most recent annual impairment test for these reporting units as of September 30, 2010. Our annual impairment test included an analysis of the gaming industry overall as well as an analysis of the specific locations in which we operate. We determined the fair values for each of these reporting units using both the market approach (recent comparable transactions from which we derived an applicable valuation multiple) and the income approach (net present value of our anticipated future cash flows). These fair values were then compared to the carrying values for the respective reporting unit. As of September 30, 2010, prior to the acquisition by JEI, we determined the carrying value of the goodwill at Forest Gold was impaired. Market conditions in 2010 resulted in Forest Gold not meeting the financial performance expectations originally forecast at the time of acquisition. Consequently, Forest Gold recorded a goodwill impairment charge of $0.8 million during the third quarter of 2010. There has been no change in the carrying amount of goodwill during 2011.

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

We have issued $210 million of 9 3/4% fixed rate senior unsecured notes due in 2014 and a $100 million variable rate senior secured credit facility consisting of: (i) a $40 million revolving credit facility, of which $3 million expired June 2011 and the remainder is due June 2012, (ii) a $40 million six-year term loan facility due June 2012, and (iii) a $20 million six-year delayed draw term loan due June 2012. As of June 30, 2011, $28.0 million is outstanding on the senior secured revolving credit facility and $57.1 million is outstanding on our senior secured term loan debt, bearing interest at a blended variable rate approximating 3.35% at June 30, 2011. As of June 30, 2011, $9.0 million was available on the revolving credit facility. Outstanding borrowings on the senior secured credit facility are due within 12 months and are therefore classified as current portion of long-term debt at June 30, 2011.

If market interest rates increase, our cash requirements for interest on the senior secured credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior secured credit facility balance would also decrease. There would be an approximate change in our cash requirements of $0.3 million annually for interest should market rates increase or decrease by 10% compared to interest rate levels at June 30, 2011.

We currently do not use interest rate swaps or other similar investments to alter interest rate exposure.

JEI owns an investment in the publicly traded equity of MTR Gaming Group, Inc. Market prices for equity securities are subject to fluctuation. Fluctuation in the market price of such a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, and general market conditions. Consequently, the amount realized on any ultimate sale of this investment may significantly differ from the reported market value as of June 30, 2011.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Item 1A.	Risk Factors

There has been no material change in the risk factors disclosed in our Form 10-K report for the year ended December 31, 2010, filed March 29, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d – 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d – 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

101	Financial statements for the Jacobs Entertainment, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholder’s Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jacobs Entertainment, Inc.

Registrant

Date: August 15, 2011	By:	/s/ Jeffrey P. Jacobs
Jeffrey P. Jacobs, Chief Executive Officer and Chairman of the Board of Directors

/s/ Brett A. Kramer
Brett A. Kramer, Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d – 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d – 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

101	Financial statements for the Jacobs Entertainment, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholder’s Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.