Form 10-Q
period 2011-09-30
JACOBS ENTERTAINMENT INC
filed 2011-11-14
CIK 1173284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 14, 2011
Class A Common Stock, $.01 par value	1,320 shares
Class B Common Stock, $.01 par value	180 shares

Jacobs Entertainment, Inc.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2011	December 31, 2010 (As adjusted, see Note 7)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,634	$24,703
Restricted cash	2,007	1,226
Accounts receivable, net	3,924	3,197
Due from affiliates	1,606	2,671
Inventory	3,742	3,901
Prepaid expenses and other current assets	4,081	3,059

Total current assets	42,994	38,757

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	64,727	64,031
Building and improvements	201,674	198,962
Equipment, furniture and fixtures	108,572	104,928
Leasehold improvements	3,213	3,213
Construction in progress	1,309	1,033

	379,495	372,167
Less accumulated depreciation	(150,627)	(128,686)

Property, plant and equipment, net	228,868	243,481

OTHER NONCURRENT ASSETS:
Goodwill	48,728	48,728
Identifiable intangible assets, net	8,318	8,274
Debt issue costs, net	3,338	5,016
Investment in equity securities	1,546	1,652
Other assets	1,733	1,731

TOTAL	$335,525	$347,639

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,978	$8,498
Accrued expenses	24,842	16,811
Due to affiliates	612	639
Current portion of long-term debt and capital lease obligations	72,501	21,561

Total current liabilities	104,933	47,509
Long-term debt and capital lease obligations	213,094	281,692
Other noncurrent liabilities	1,196	1,114

Total liabilities	319,223	330,315

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER’S EQUITY:
Class A Common stock $.01 par value; 1,800 shares authorized, 1,320 shares issued and outstanding as of September 30, 2011 and December 31, 2010	—	—
Class B Common stock $.01 par value; 200 shares authorized, 180 shares issued and outstanding as of September 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	37,015	31,825
Accumulated deficit	(20,713)	(15,124)

Total stockholder’s equity of Jacobs Entertainment, Inc.	16,302	16,701
Noncontrolling interest	—	623

Total stockholder’s equity	16,302	17,324

TOTAL	$335,525	$347,639

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010 (As adjusted, see Note 7)	2011	2010 (As adjusted, see Note 7)
REVENUES
Gaming:
Casino	$36,752	$35,793	$109,528	$106,298
Truck stop	17,449	16,810	54,938	52,519
Pari-mutuel	7,255	7,045	21,416	21,674
Food and beverage	7,609	7,650	22,081	22,906
Convenience store — fuel	31,377	24,205	90,415	72,962
Convenience store — other	3,823	3,636	10,915	10,222
Hotel	1,181	1,140	2,973	2,975
Other	1,724	1,731	4,536	5,125

Total revenues	107,170	98,010	316,802	294,681
Less: Promotional allowances	(9,451)	(9,070)	(28,045)	(27,203)

Net revenues	97,719	88,940	288,757	267,478

COSTS AND EXPENSES
Gaming:
Casino	12,582	12,531	37,623	36,940
Truck stop	10,566	10,565	32,534	32,058
Pari-mutuel	6,063	5,783	17,117	16,934
Food and beverage	3,840	3,846	10,961	11,304
Convenience store — fuel	29,643	22,641	85,705	68,503
Convenience store — other	5,016	4,691	14,325	13,156
Hotel	215	235	613	614
Marketing, general and administrative	16,868	16,250	49,320	48,162
Unrealized loss (gain) on change in fair value of investment in equity securities	919	(90)	106	(350)
Impairment of long-lived assets	—	—	10,065	—
Goodwill impairment	—	836	—	836
Depreciation and amortization	5,033	5,597	16,267	16,764

Total costs and expenses	90,745	82,885	274,636	244,921

OPERATING INCOME	6,974	6,055	14,121	22,557
Interest income	3	10	20	24
Interest expense	(6,444)	(6,820)	(19,730)	(20,182)

NET INCOME (LOSS)	533	(755)	(5,589)	2,399
Net income of subsidiary attributable to the noncontrolling interest	—	(8)	—	(5)

NET INCOME (LOSS) ATTRIBUTABLE TO JACOBS ENTERTAINMENT, INC.	$533	$(763)	$(5,589)	$2,394

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Dollars in Thousands)

	Common Stock
	Class A Shares	Class B Shares	Amount*	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
BALANCES, JANUARY 1, 2011 (As adjusted, see Note 7)	1,320	180	$—	$31,825	$(15,124)	$623	$17,324
Capital contributions				20,913			20,913
Distributions				(15,723)			(15,723)
Acquisition of noncontrolling interest						(623)	(623)
Net loss**					(5,589)		(5,589)

BALANCES, SEPTEMBER 30, 2011	1,320	180	$—	$37,015	$(20,713)	$—	$16,302

	Common Stock
	Class A Shares	Class B Shares	Amount*	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
BALANCES, JANUARY 1, 2010 (As adjusted, see Note 7)	1,320	180	$—	$34,758	$(17,048)	$618	$18,328
Capital contributions				867			867
Distributions				(3,800)			(3,800)
Net income (As adjusted, see Note 7)**					2,394	5	2,399

BALANCES, SEPTEMBER 30, 2010 (As adjusted, see Note 7)	1,320	180	$—	$31,825	$(14,654)	$623	$17,794

*	The par value amount of the Jacobs Entertainment, Inc. 1,320 shares of Class A common stock and 180 shares of Class B common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 due to rounding.
**	For the nine months ended September 30, 2011 and 2010, comprehensive income (loss) is equal to net income (loss).

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended September 30,
	2011	2010 (As adjusted, see Note 7)
OPERATING ACTIVITIES:
Net (loss) income	$(5,589)	$2,399
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,267	16,764
Impairment of long-lived assets	10,065	—
Goodwill impairment	—	836
Unrealized loss (gain) on change in fair value of investment in equity securities	106	(350)
Loss on sale of equipment	34	83
Deferred financing cost amortization	1,678	1,591
Other	—	6
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(781)	(859)
Accounts receivable, net	(745)	330
Inventory	159	55
Prepaid expenses and other assets	(1,024)	(1,249)
Accounts payable	(430)	1,965
Accrued expenses and other noncurrent liabilities	8,219	6,527
Due from/to affiliates	(858)	(442)

Net cash provided by operating activities	27,101	27,656

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(10,892)	(8,726)
Proceeds from sale of equipment	116	163
Purchases of device rights	(1,216)	(75)
Acquisition of noncontrolling interest	(1,243)	—

Net cash used in investing activities	(13,235)	(8,638)

FINANCING ACTIVITIES:
Payments to obtain financing	—	(1,500)
Borrowings on revolving line of credit	30,800	14,000
Payments on long-term debt	(528)	(1,649)
Payments on revolving line of credit	(26,800)	(24,500)
Distributions to stockholder	(14,407)	(3,800)

Net cash used in financing activities	(10,935)	(17,449)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,931	1,569
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,703	24,623

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,634	$26,192

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$12,870	$13,330

Non-cash investing and financing activities:
Capital contributions for liabilities paid by affiliate in connection with acquisitions (see Note 7)	$20,913	$867

Capital distributions for assets retained by affiliate in connection with acquisitions (see Note 7)	$1,316	$—

Non-cash additions to property	$389	$754

Acquisition of property under note payable agreement	$—	$120

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

As of September 30, 2011, we own and operate five casinos through wholly-owned subsidiaries. Our casinos include The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Hotel Casino (“Gilpin”), both in Black Hawk, Colorado, the Gold Dust West in Reno, Nevada (“Gold Dust West-Reno”), the Gold Dust West in Carson City, Nevada (“Gold Dust West-Carson City”) and the Gold Dust West in Elko, Nevada (“Gold Dust West-Elko”). JEI also owns and operates 21 truck plaza video gaming facilities in Louisiana, which are collectively referred to as “Jalou,” “truck stops” or “truck plazas.” We also receive a percentage of gaming revenue from an additional truck plaza video gaming facility. Finally, JEI owns and operates a horse racing track with nine satellite wagering facilities in Virginia through a wholly-owned subsidiary, Colonial Holdings, Inc. (“Colonial”).

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

On October 3, 2011, we acquired a Nautica Properties based business and its related assets referred to as “Sycamore & Main” for $1,100. Additionally, on October 28, 2011, we acquired a Nautica Properties based business and its related assets referred to as “Nautica Peninsula Land” for $971. See Note 6.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Financial Statements – The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial position as of September 30, 2011 and December 31, 2010, the results of our operations for the three and nine months ended September 30, 2011 and 2010, and changes in stockholder’s equity and cash flows for the nine months ended September 30, 2011 and 2010. All intercompany transactions and balances have been eliminated in consolidation. We evaluate subsequent events through the date on which the financial statements are issued.

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

New Accounting Guidance – New authoritative accounting guidance under FASB ASC Topic 924, Entertainment-Casinos (“ASC Topic 924”), clarified existing literature that an entity should accrue jackpot liabilities and charge to revenues when an entity has the obligation to pay the jackpot (or a portion thereof as applicable). This guidance applies to both base jackpots and the incremental portion of progressive jackpots. The standard was effective for us on January 1, 2011. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other: Testing Goodwill for Impairment (“ASU 2011-08”), which provides amendments to FASB ASC Topic 350, Intangibles – Goodwill and Other. The objective of ASU 2011-08 is to simplify how entities test goodwill for impairment. The amendment provides an entity with the option to first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. ASU 2011-08 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We are currently evaluating the provisions of this guidance and assessing the impact, if any, it may have on our goodwill impairment test.

3.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

We test goodwill for impairment as of September 30 each year or when circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. We consider a variety of factors when estimating the fair value of our reporting units, including estimates about the future operating results of each reporting unit, multiples of EBITDA (earnings before interest, income taxes, depreciation and amortization), investment banker market analyses, and recent sales of comparable business units if such information is available to us. A variety of estimates and judgments about the relevance and comparability of these factors to the reporting units are made. As of September 30, 2011, we believe the carrying value of the goodwill held in our reporting units was not impaired. However, as of September 30, 2010, prior to the acquisition by JEI, we determined the carrying value of the goodwill at Forest Gold was impaired. Consequently, Forest Gold recorded a goodwill impairment charge of $836 during the third quarter of 2010. There have been no circumstances subsequently to indicate any additional impairment testing is required. There has been no change in the carrying amount of goodwill during 2011.

In addition, as of September 30, 2011, we have reassessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets.

Identifiable intangible assets as of September 30, 2011 and December 31, 2010, consist of the following:

		September 30, 2011			December 31, 2010 (As adjusted, see Note 7)
	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Revenue rights	40.25	$6,000	$1,170	$4,830	$6,000	$1,080	$4,920
Device use rights	2.92	11,623	8,490	3,133	10,987	8,047	2,940
Restriction agreements	4.95	743	388	355	743	329	414

Total		$18,366	$10,048	$8,318	$17,730	$9,456	$8,274

Aggregate amortization expense of identifiable intangible assets was $366 and $428 for the three months ended September 30, 2011 and 2010, respectively, and $1,173 and $1,350 for the nine months ended September 30, 2011 and 2010, respectively.

Estimated amortization expense for the years ending December 31:

2011 (remaining 3 months)	$349
2012	1,314
2013	932
2014	702
2015	606
Thereafter	4,415

Total	$8,318

4.	SEGMENTS

Our CEO is our chief operating decision maker. At September 30, 2011 and 2010, we had four segments representing the geographic regions of our operations. Each segment is managed separately because of the unique characteristics of its revenue stream and customer base. We have aggregated our operations into these four segments based on similarities in the nature of the properties’ businesses, customers and regulatory environment in which each property operates. The Colorado segment consists of The Lodge and Gilpin casinos. Our Nevada segment includes the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos. The Louisiana operations consist of our truck plaza/video poker facilities, and the Virginia segment consists of Colonial’s pari-mutuel operations and satellite wagering facilities.

The accounting policies of the segments are the same as those described in Note 2 above and those included in our Form 10-K report for the year ended December 31, 2010. Corporate and other, which represents all other income and expenses, are also presented.

As of and for the Three Months Ended September 30, 2011

	Colorado	Nevada	Louisiana	Virginia	Corporate and Other	Total
Revenues:
Gaming
Casino	$27,693	$9,059				$36,752
Truck stop			$17,449			17,449
Pari-mutuel				$7,255		7,255
Food and beverage	3,110	2,488	1,380	631		7,609
Convenience store — fuel			31,377			31,377
Convenience store — other			3,823			3,823
Hotel	504	677				1,181
Other	253	313	354	604	$200	1,724

Total revenues	31,560	12,537	54,383	8,490	200	107,170
Less: Promotional allowances	(6,239)	(1,649)	(1,563)			(9,451)

Net revenues	$25,321	$10,888	$52,820	$8,490	$200	$97,719

Depreciation and amortization	$1,623	$1,274	$1,419	$615	$102	$5,033

Interest income	$—	$—	$1	$2	$—	$3

Interest expense	$2,157	$1,267	$1,098	$130	$1,792	$6,444

Net income (loss)	$4,703	$(609)	$2,510	$(813)	$(5,258)	$533

EBITDA(1)	$8,483	$1,932	$5,026	$(70)	$(3,364)	$12,007

Goodwill	$6,711	$8,836	$33,181			$48,728

Identifiable intangible assets, net			$8,318			$8,318

Property, plant and equipment, net	$86,956	$25,699	$44,830	$61,529	$9,854	$228,868

Total assets	$108,685	$41,670	$101,846	$66,968	$16,356	$335,525

Long-term debt	$84,771	$42,143	$33,515	$4,852	$47,813	$213,094

Capital expenditures	$637	$876	$945	$276	$81	$2,815

As of and for the Nine Months Ended September 30, 2011

	Colorado	Nevada	Louisiana	Virginia	Corporate and Other	Total
Revenues:
Gaming
Casino	$82,294	$27,234				$109,528
Truck stop			$54,938			54,938
Pari-mutuel				$21,416		21,416
Food and beverage	9,065	7,269	4,289	1,458		22,081
Convenience store — fuel			90,415			90,415
Convenience store — other			10,915			10,915
Hotel	1,447	1,526				2,973
Other	706	928	1,182	1,253	$467	4,536

Total revenues	93,512	36,957	161,739	24,127	467	316,802
Less: Promotional allowances	(18,792)	(4,710)	(4,543)			(28,045)

Net revenues	$74,720	$32,247	$157,196	$24,127	$467	$288,757

Depreciation and amortization	$4,948	$4,638	$4,417	$1,766	$498	$16,267

Interest income	$—	$—	$6	$14	$—	$20

Interest expense	$6,472	$3,815	$3,499	$387	$5,557	$19,730

Net income (loss)	$13,494	$(12,732)	$8,635	$(1,347)	$(13,639)	$(5,589)

EBITDA(1)	$24,914	$(4,279)	$16,545	$792	$(7,584)	$30,388

Goodwill	$6,711	$8,836	$33,181			$48,728

Identifiable intangible assets, net			$8,318			$8,318

Property, plant and equipment, net	$86,956	$25,699	$44,830	$61,529	$9,854	$228,868

Total assets	$108,685	$41,670	$101,846	$66,968	$16,356	$335,525

Long-term debt	$84,771	$42,143	$33,515	$4,852	$47,813	$213,094

Capital expenditures	$4,051	$2,511	$1,963	$1,419	$948	$10,892

As of and for the Three Months Ended September 30, 2010

(Balance Sheet Data as of December 31, 2010)

	Colorado	Nevada	Louisiana (As adjusted, see Note 7)	Virginia	Corporate and Other (As adjusted, see Note 7)	Total (As adjusted, see Note 7)
Revenues:
Gaming
Casino	$27,204	$8,589				$35,793
Truck stop			$16,810			16,810
Pari-mutuel				$7,045		7,045
Food and beverage	3,161	2,372	1,521	596		7,650
Convenience store — fuel			24,205			24,205
Convenience store — other			3,636			3,636
Hotel	496	644				1,140
Other	304	306	401	532	$188	1,731

Total revenues	31,165	11,911	46,573	8,173	188	98,010
Less: Promotional allowances	(6,032)	(1,621)	(1,417)			(9,070)

Net revenues	$25,133	$10,290	$45,156	$8,173	$188	$88,940

Depreciation and amortization	$1,687	$1,603	$1,508	$583	$216	$5,597

Interest income	$—	$—	$2	$4	$4	$10

Interest expense	$2,162	$1,350	$1,399	$131	$1,778	$6,820

Net income (loss)	$4,498	$(1,414)	$876	$(626)	$(4,089)	$(755)

EBITDA(1)	$8,347	$1,539	$3,781	$84	$(2,099)	$11,652

Goodwill	$6,711	$8,836	$33,181			$48,728

Identifiable intangible assets, net			$8,274			$8,274

Property, plant and equipment, net	$88,587	$38,124	$46,019	$61,856	$8,895	$243,481

Total assets	$110,380	$54,412	$101,306	$66,959	$14,582	$347,639

Long-term debt	$84,771	$61,113	$53,989	$4,875	$76,944	$281,692

Capital expenditures	$955	$911	$773	$256	$97	$2,992

As of and for the Nine Months Ended September 30, 2010

(Balance Sheet Data as of December 31, 2010)

	Colorado	Nevada	Louisiana (As adjusted, see Note 7)	Virginia	Corporate and Other (As adjusted, see Note 7)	Total (As adjusted, see Note 7)
Revenues:
Gaming
Casino	$79,762	$26,536				$106,298
Truck stop			$52,519			52,519
Pari-mutuel				$21,674		21,674
Food and beverage	9,166	7,037	5,085	1,618		22,906
Convenience store — fuel			72,962			72,962
Convenience store — other			10,222			10,222
Hotel	1,452	1,523				2,975
Other	776	963	1,601	1,287	$498	5,125

Total revenues	91,156	36,059	142,389	24,579	498	294,681
Less: Promotional allowances	(17,997)	(5,008)	(4,198)			(27,203)

Net revenues	$73,159	$31,051	$138,191	$24,579	$498	$267,478

Depreciation and amortization	$5,110	$4,715	$4,556	$1,691	$692	$16,764

Interest income	$—	$—	$12	$8	$4	$24

Interest expense	$6,499	$3,947	$4,068	$412	$5,256	$20,182

Net income (loss)	$12,573	$(3,098)	$6,840	$(845)	$(13,071)	$2,399

EBITDA(1)	$24,182	$5,564	$15,452	$1,250	$(7,127)	$39,321

Goodwill	$6,711	$8,836	$33,181			$48,728

Identifiable intangible assets, net			$8,274			$8,274

Property, plant and equipment, net	$88,587	$38,124	$46,019	$61,856	$8,895	$243,481

Total assets	$110,380	$54,412	$101,306	$66,959	$14,582	$347,639

Long-term debt	$84,771	$61,113	$53,989	$4,875	$76,944	$281,692

Capital expenditures	$2,900	$2,615	$1,625	$1,226	$360	$8,726

(1)	EBITDA (earnings before interest, income taxes, depreciation and amortization) is presented as supplemental information in the tables above as it is a key measure of operating performance used by our chief operating decision maker. EBITDA can be reconciled directly to our unaudited condensed consolidated net income (loss) by adding the amounts shown for depreciation, amortization, income taxes and interest to net income (loss). This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income (loss), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows holders of our debt and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our segments using EBITDA measures as do most analysts following the gaming industry. EBITDA is also a key component of certain financial covenants in our debt agreements.

5.	COMMITMENTS AND CONTINGENCIES

Commitments

Colonial has an agreement with a totalisator company which provides wagering services and designs, programs, and manufactures totalisator systems for our pari-mutuel wagering applications. In addition, Colonial has an agreement with a company which provides broadcasting and simulcasting equipment and services. Colonial also has an agreement with a company which provides the wagering and video applications for our EZ Horseplay account wagering platform. Total expense incurred for totalisator, broadcasting, simulcasting and account wagering services was $342 and $256 for the three months ended September 30, 2011 and 2010, respectively, and $907 and $719 for the nine months ended September 30, 2011 and 2010, respectively.

Operating Leases

Our operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia, leases for office space in Colorado, Louisiana, Virginia and Florida, as well as leases for automobiles and other property and equipment at all locations, expiring at various dates. Total expense under these non-cancelable operating leases was $842 and $862 for the three months ended September 30, 2011 and 2010, respectively, and $2,341 and $2,336 for the nine months ended September 30, 2011 and 2010, respectively.

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

JIMCO Management Agreement

In order to assist us in our efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, we have a consulting agreement with Jacobs Investments Management Co. Inc. (“JIMCO”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two of his business associates. This agreement calls for payments of $1,250 per year payable in two equal installments of $625 on January 1st and July 1st plus 2.5% of budgeted development costs for projects undertaken by us, if certain debt covenant ratios are met. Total expenses incurred under this agreement with JIMCO were $313 and $313 for the three months ended September 30, 2011 and 2010, respectively, and $938 and $938 for the nine months ended September 30, 2011 and 2010, respectively.

Transactions with Affiliate Truck Stop

We manage and provide administrative services and support to the Gameco truck stop in exchange for certain fees. We allocate management, accounting and overhead costs incurred by JEI to the truck stop owned by Gameco. These costs totaled $81 and $74 for the three months ended September 30, 2011 and 2010, respectively, and $237 and $233 for the nine months ended September 30, 2011 and 2010, respectively. Additionally, to help JEI reach the fuel sale volume necessary to qualify for the reduced pricing structure under our fuel supply agreements, we entered into an agreement with Gameco to provide gasoline and diesel fuel at cost for its fuel operations, which totaled $1,427 and $1,153 for the three months ended September 30, 2011 and 2010, respectively, and $4,163 and $3,688 for the nine months ended September 30, 2011 and 2010, respectively.

Jalou Device Owner, L.P.

Under Louisiana law, video poker machines must be owned by Louisiana residents. The video poker machines and the related repair parts inventory used in our truck plazas are owned by Jalou Device Owner, L.P. (“Device Owner”), of which Gameco owns 49% and is the general partner. Two Louisiana residents own the remaining 51% of Device Owner and are the limited partners. Our truck plazas pay 90 cents per operating video poker machine per day to Device Owner, plus reimbursement for Device Owner’s licensing costs. Total expense under these arrangements was $378 and $377 for the three months ended September 30, 2011 and 2010, respectively, and $1,131 and $1,130 for the nine months ended September 30, 2011 and 2010, respectively.

Other Related Party Transactions

Prior to our acquisition, Nautica Phase 2 periodically provided working capital advances to JIMCO. These advances totaled $583 as of December 31, 2010 and are included in the balances due from affiliates discussed below. These working capital advances were settled upon acquisition of Nautica Phase 2 by JEI during 2011.

Balances Due To/From Affiliates

Each of the above related party transactions results in either receivables from or payables to our affiliates. As of September 30, 2011 and December 31, 2010, these transactions resulted in net receivables from affiliates totaling $1,606 and $2,671, respectively. As of September 30, 2011 and December 31, 2010, these transactions resulted in net payables to affiliates totaling $612 and $639, respectively.

Nautica Properties

During July 2006, we acquired options from affiliated parties to lease or purchase six businesses and their related assets, including various parcels of land, buildings and related improvements, on the west bank of the Cuyahoga River in Cleveland, Ohio. We refer to these businesses and their related assets as the Nautica Properties.

In July 2010, we amended the three remaining unexercised option agreements and extended the option periods to July 2012, giving us the right to purchase or enter into long-term leases on the three remaining businesses and their related assets. On January 18, 2011, we exercised one of these remaining option agreements and acquired the “Nautica Phase 2” parking lot business and its related assets. See Note 7.

On October 3, 2011, we exercised our option to acquire the “Sycamore & Main” parking lot business and its related assets for $1,100, which was 80% owned by our CEO and 20% owned by third parties. Additionally, on October 28, 2011, we acquired the “Nautica Peninsula Land” parking lot business and its related assets from a limited partnership for $971, of which $400 was paid during the third quarter. The general partner owned 1% and the limited partners owned 99% of the limited partnership. Our CEO owned approximately 11% of the partnership interests and controlled the partnership. Third parties owned the remaining 89% of the partnership interests. The purchase price of these acquisitions would be increased based on independent appraisals of the land, improvements and other asset values if, in the future, a casino were to be licensed on the Nautica Properties.

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

If casino gaming were to become legalized in Ohio within seven years from the purchase date and a for-profit casino is licensed on the Nautica Properties, the purchase price of Flats could increase based on independent appraisals of the land, improvements and other asset values. Any additional purchase price shall be equal to the fair market value of the property at the time that a license is issued to JEI in the State of Ohio for a for-profit casino less the purchase price previously paid. There is no maximum additional purchase price. We will continue to evaluate the fair value of this additional contingent purchase price at each balance sheet date throughout the term of the agreement. If applicable, any additional purchase price would be accounted for consistently with the original acquisition as a combination of entities under common control. At September 30, 2011, the fair value of the Flats contingent purchase price was immaterial to the financial position of JEI, but could have a material impact in the future if and when a casino license is granted for the Nautica Properties.

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

If casino gaming were to become legalized in Ohio within seven years from the purchase date and a for-profit casino is licensed on the Nautica Properties, the purchase price of Nautica Phase 2 could increase based on independent appraisals of the land, improvements and other asset values. Any additional purchase price shall be equal to the fair market value of the property at the time that a license is issued to JEI in the State of Ohio for a for-profit casino less the purchase price previously paid. There is no maximum additional purchase price. We will continue to evaluate the fair value of this additional contingent purchase price at each balance sheet date throughout the term of the agreement. If applicable, any additional purchase price would be accounted for consistently with the original acquisition accounting, whereby the portion attributable to our CEO would be accounted for as a combination of entities under common control and as a distribution, and the portion attributable to third parties would be accounted for using the acquisition method of accounting. At September 30, 2011, the fair value of the Nautica Phase 2 contingent purchase price was immaterial to the financial position of JEI, but could have a material impact in the future if and when a casino license is granted for the Nautica Properties.

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

The following schedule discloses the effects on JEI’s equity due to the change in ownership interest in Nautica Phase 2 discussed above:

	Nine Months Ended September 30,
	2011	2010
Net (loss) income attributable to JEI	$(5,589)	$2,394
Decrease in JEI’s equity for purchase of Nautica Phase 2 noncontrolling interest	(623)	—

Change from net (loss) income attributable to JEI and purchase of the noncontrolling interest	$(6,212)	$2,394

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

On June 16, 2006, we issued senior unsecured notes in the amount of $210,000 bearing interest at 9 3/4% due June 15, 2014 with interest only payments due each June 15 and December 15. We also have a $100,000 senior secured credit facility consisting of: (i) a $40,000 revolving credit facility (of which $3,000 expired June 2011 and the remainder is due June 2012); (ii) a $40,000 six-year term loan facility due June 2012; and (iii) a $20,000 six-year delayed draw term loan due June 2012. Borrowings under our senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined, and (2) the federal funds rate plus  1/2 of 1% or (b) a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs. At September 30, 2011, the blended interest rate on our senior secured credit facility was approximately 3.34%. As of September 30, 2011, $21,500 was available on the revolving credit facility. Outstanding borrowings on the senior secured credit facility are due within 12 months and are therefore classified as current portion of long-term debt at September 30, 2011. We are evaluating refinance alternatives and anticipate having a new facility in place prior to the June 2012 maturity of the senior secured credit facility, although management can give no assurance that such refinancing will be accomplished.

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

There are many restrictions and covenants placed upon us under both our secured and unsecured indebtedness. We are required to maintain certain operating performance ratios, our covenants impose various restrictions on us as to the timing of redemptions of our notes, there are various change of control covenants, and there are many other restrictive and operational limitations on us that would be difficult or impossible for us to change. The occurrence of any one of these events and/or covenant violations to our debt agreements could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our debt agreements. The failure to repay or maintain compliance with our covenants on any of our indebtedness would result in an event of default under both our senior credit facility and our note indenture. Annual distributions may be made to our owner in an aggregate amount not to exceed the greater of $1,000 or 50% of consolidated net income as defined in our credit agreement and indenture. At September 30, 2011, we were in compliance with our financial covenants.

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

We have elected the fair value option permitted by FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”), and therefore, we recognize changes in the fair value of our investment in MTR as unrealized gains/losses in earnings based on its quoted market price. We recorded an unrealized loss (gain) on the change in the fair value of the investment totaling $919 and $(90) for the three months ended September 30, 2011 and 2010, respectively, and $106 and $(350) for the nine months ended September 30, 2011 and 2010, respectively.

The following table presents information about our financial assets measured at fair value on a recurring basis as of September 30, 2011, aggregated by the level in the fair value hierarchy within which those assets fall:

Assets Measured at Fair Value on a Recurring Basis at September 30, 2011
	Total Fair Value	Level 1	Level 2	Level 3
Investment in equity securities	$1,546	$1,546	—	—

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

During June 2011, we evaluated our ability to recover the recorded cost of Gold Dust West-Carson City. See Note 11. Based on this evaluation, we recorded an impairment of long-lived assets totaling $10,065 related to this property. We used Level 3 inputs and income valuation, market valuation, and cost valuation techniques to measure the fair value of the Gold Dust West-Carson City asset group as of June 30, 2011. We considered a variety of factors when estimating the fair value of the asset group, including estimates about the future operating results, appropriate discount rates, multiples of EBITDA (earnings before interest, income taxes, depreciation and amortization), investment banker market analyses, and recent sales of comparable assets. A variety of estimates and judgments about the relevance and comparability of this information to our assets were made.

The following table presents information about our non-financial assets measured at fair value on a nonrecurring basis during 2011, aggregated by the level in the fair value hierarchy within which those assets fall:

Assets Measured at Fair Value on a Nonrecurring Basis During 2011
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

The estimated fair value of our debt and capital lease obligations is as follows:

	As of September 30, 2011		As of December 31, 2010 (As adjusted, see Note 7)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities—Debt and capital lease obligations	$285,595	$287,706	$303,253	$301,358

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

10.	ACCRUED EXPENSES

Accrued expenses as of September 30, 2011 and December 31, 2010, include the following:

	September 30, 2011	December 31, 2010 (As adjusted, see Note 7)
Payroll and related	$6,542	$4,897
Gaming taxes payable	3,460	3,318
Interest payable	6,009	958
Property taxes payable	1,754	1,134
Slot club liability	1,312	1,199
Progressive jackpot liability	1,312	1,260
Purses due horsemen	1,029	511
Other	3,424	3,534

	$24,842	$16,811

11.	IMPAIRMENT OF LONG-LIVED ASSETS

During the second quarter 2011, based on operating results, we were required, pursuant to FASB ASC Topic 360, Property, Plant and Equipment, to assess our ability to recover the recorded cost of the Gold Dust West-Carson City long-lived assets. We prepared a cash flow analysis based on management’s best estimate in an effort to assess the likelihood of recovering the cost of these assets. Based on these projections and the related underlying assumptions as well as our knowledge of the Carson City market, we believe that we will not be able to recover the carrying cost of these assets, and therefore, Gold Dust West-Carson City recorded an impairment of long-lived assets totaling $10,065 as of June 30, 2011. Future events such as actual performance versus projected performance, continued market decline, increased and/or changing competitive forces, or other unforeseen events could change our estimates and cause us to recognize an additional impairment in the carrying value of the Gold Dust West-Carson City long-lived assets in future periods. Such an impairment could be material to our financial position and results of operations.

12.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Our senior secured credit facility and unsecured senior notes are both guaranteed by our current and future restricted subsidiaries. Each subsidiary guarantor is 100% owned by the parent company, all guarantees are full and unconditional and joint and several, and all subsidiaries of JEI guarantee the securities.

The following information sets forth our Unaudited Condensed Consolidating Balance Sheets as of September 30, 2011 and December 31, 2010, the Unaudited Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2011 and 2010, and the Unaudited Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Investments in our subsidiaries are accounted for on the equity method. Accordingly, entries necessary to consolidate the Parent Company Issuer and our Subsidiary Guarantors are reflected in the eliminations column.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF SEPTEMBER 30, 2011

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$2,843	$40,151	$—	$42,994
Property, plant and equipment, net	804	228,064	—	228,868
Net investment in and advances to subsidiaries	85,459		(85,459)	—
Other long-term assets	3,214	60,449	—	63,663

Total assets	$92,320	$328,664	$(85,459)	$335,525

LIABILITIES AND EQUITY
Current liabilities	$76,455	$28,478	$—	$104,933
Current portion of long-term debt (receivable from) payable to affiliate	(48,199)	48,199	—	—
Long-term debt	210,000	3,094	—	213,094
Long-term debt (receivable from) payable to affiliate	(162,258)	162,258	—	—
Other long-term liabilities	20	1,176	—	1,196
Stockholder’s equity	16,302	85,459	(85,459)	16,302

Total liabilities and equity	$92,320	$328,664	$(85,459)	$335,525

AS OF DECEMBER 31, 2010

(As adjusted, see Note 7)

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$554	$38,203	$—	$38,757
Property, plant and equipment, net	897	242,584	—	243,481
Net investment in and advances to subsidiaries	93,840		(93,840)	—
Other long-term assets	4,389	61,012	—	65,401

Total assets	$99,680	$341,799	$(93,840)	$347,639

LIABILITIES AND EQUITY
Current liabilities	$5,884	$41,625	$—	$47,509
Long-term debt	275,250	6,442	—	281,692
Long-term debt (receivable from) payable to affiliate	(198,782)	198,782	—	—
Other long-term liabilities	4	1,110	—	1,114
Stockholder’s equity	17,324	93,840	(93,840)	17,324

Total liabilities and equity	$99,680	$341,799	$(93,840)	$347,639

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues	$—	$97,719	$—	$97,719
Costs and expenses	(3,391)	(87,354)	—	(90,745)
Interest expense, net	(1,391)	(5,050)	—	(6,441)
Equity in earnings of subsidiaries	5,315	—	(5,315)	—

Net income	$533	$5,315	$(5,315)	$533

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

(As adjusted, see Note 7)

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues	$—	$88,953	$(13)	$88,940
Costs and expenses	(2,140)	(80,758)	13	(82,885)
Interest expense, net	(1,363)	(5,447)	—	(6,810)
Equity in earnings of subsidiaries	2,740	—	(2,740)	—
Noncontrolling interest	—	(8)	—	(8)

Net (loss) income attributable to JEI	$(763)	$2,740	$(2,740)	$(763)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues	$—	$288,782	$(25)	$288,757
Costs and expenses	(7,738)	(266,923)	25	(274,636)
Interest expense, net	(4,365)	(15,345)	—	(19,710)
Equity in earnings of subsidiaries	6,514	—	(6,514)	—

Net (loss) income	$(5,589)	$6,514	$(6,514)	$(5,589)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(As adjusted, see Note 7)

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues	$—	$267,541	$(63)	$267,478
Costs and expenses	(7,484)	(237,500)	63	(244,921)
Interest expense, net	(4,031)	(16,127)	—	(20,158)
Equity in earnings of subsidiaries	13,909	—	(13,909)	—
Noncontrolling interest	—	(5)	—	(5)

Net income attributable to JEI	$2,394	$13,909	$(13,909)	$2,394

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

	Parent Company Issuer	Subsidiary Guarantors	Consolidated
Net cash provided by operating activities	$24,392	$2,709	$27,101

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(411)	(10,481)	(10,892)
Proceeds from sale of equipment	—	116	116
Purchases of device rights	—	(1,216)	(1,216)
Acquisition of noncontrolling interest	(1,243)	—	(1,243)

Net cash used in investing activities	(1,654)	(11,581)	(13,235)

FINANCING ACTIVITIES:
Proceeds from revolving line of credit	30,800	—	30,800
Payments on long-term debt	(301)	(227)	(528)
Payments on revolving line of credit	(26,800)	—	(26,800)
Net advances to/from subsidiaries	(10,212)	10,212	—
Distributions to stockholder	(14,407)	—	(14,407)

Net cash (used in) provided by financing activities	(20,920)	9,985	(10,935)

Net Increase in Cash and Cash Equivalents	1,818	1,113	2,931
Cash and Cash Equivalents — Beginning of Period	196	24,507	24,703

Cash and Cash Equivalents — End of Period	$2,014	$25,620	$27,634

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(As adjusted, see Note 7)

	Parent Company Issuer	Subsidiary Guarantors	Consolidated
Net cash provided by operating activities	$20,128	$7,528	$27,656

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(137)	(8,589)	(8,726)
Proceeds from sale of equipment	—	163	163
Purchases of device rights	—	(75)	(75)

Net cash used in investing activities	(137)	(8,501)	(8,638)

FINANCING ACTIVITIES:
Payments to obtain financing	(1,500)	—	(1,500)
Proceeds from revolving line of credit	14,000	—	14,000
Payments on long-term debt	(305)	(1,344)	(1,649)
Payments on revolving line of credit	(24,500)	—	(24,500)
Net advances to/from subsidiaries	(3,024)	3,024	—
Distributions to stockholder	(3,800)	—	(3,800)

Net cash (used in) provided by financing activities	(19,129)	1,680	(17,449)

Net Increase in Cash and Cash Equivalents	862	707	1,569
Cash and Cash Equivalents — Beginning of Period	191	24,432	24,623

Cash and Cash Equivalents — End of Period	$1,053	$25,139	$26,192

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section discusses the results of our operations for the three and nine months ended September 30, 2011 and 2010. We recommend reading the following discussions and analyses in conjunction with our unaudited condensed consolidated financial statements, including the notes and other financial information contained in this Form 10-Q, as well as our audited consolidated financial statements as of December 31, 2010, included in our Form 10-K report filed with the Securities and Exchange Commission (“10-K Report”). Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties. In this regard, see the section “Risk Factors” in Item 1A of our 10-K Report.

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

On October 3, 2011, we acquired a Nautica Properties based business and its related assets referred to as “Sycamore & Main” for $1.1 million. Sycamore & Main, Inc. was 80% owned by our CEO and 20% owned by third parties. Additionally, on October 28, 2011, we acquired a Nautica Properties based business and its related assets referred to as “Nautica Peninsula Land” for $1.0 million from a limited partnership. The general partner owned 1% and the limited partners owned 99% of the limited partnership. Our CEO owned approximately 11% of the partnership interests and controlled the partnership. Third parties owned the remaining 89% of the partnership interests. See Note 6 of the unaudited condensed consolidated financial statements.

2. Overview and discussion of our operations

Our CEO is our chief operating decision maker. As of September 30, 2011, we had four segments representing the geographic regions of our operations: Colorado, Nevada, Louisiana and Virginia. Each segment is managed separately because of the unique characteristics of its revenue stream and customer base. We have aggregated our operations into these four segments based on similarities in the nature of the properties’ businesses, customers and regulatory environment in which each property operates. The Colorado segment consists of The Lodge and Gilpin casinos. Our Nevada segment includes the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos. The Louisiana operations consist of truck plaza/video poker facilities, and the Virginia segment consists of Colonial’s pari-mutuel operations and satellite wagering facilities.

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

In addition to the above performance measurements, we pay particular attention to our monthly and annual cash flow. Our business is sensitive to shifts in volumes and levels of activity and we find it necessary to monitor our cash levels closely. Every six months (June 15 and December 15) we have a cash interest payment due on our $210 million senior unsecured notes amounting to $10.2 million. Additionally, we currently have $56.9 million outstanding on our senior secured credit facility with interest due at varying levels. As of September 30, 2011, $15.5 million was outstanding on the $40 million senior secured revolving credit facility (of which $3 million expired June 2011 and the remainder is due June 2012) we have with a bank group on which we can draw as needed in order to augment the cash flow we generate from operations. This is generally a function of the timing of generating cash from operations coupled with the amount of cash we need to run the business—i.e., our cash inventory. Presently, we estimate that we require approximately $15 million of cash inventory to operate our properties. See “Liquidity and Capital Resources.”

Colorado

Our Colorado operations consist of The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Casino (“Gilpin”), both of which are located in Black Hawk, Colorado. The competitive aspects of the market in Black Hawk continue to be a significant factor in our operations. At September 30, 2011, there were approximately 8,400 slot machines in the city of Black Hawk. We had 1,363 slot machines in this market (982 at The Lodge and 381 at the Gilpin), which represented approximately 16% of the total slot machines in Black Hawk. Additionally, there were 199 table games in the city of Black Hawk. We had 42 table games in this market (36 at The Lodge and 6 at the Gilpin), which represented approximately 21% of the total table games in Black Hawk.

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

Louisiana

The Louisiana truck plaza video gaming facilities consist of 21 truck plazas located in Louisiana and a share in the gaming revenues of an additional truck plaza. Each truck plaza features a convenience store, fueling operations, a restaurant and up to 50 video gaming devices in the casino depending on the level of fuel sales and available space. At September 30, 2011, our truck plaza video gaming facilities had a combined total of 1,095 video gaming devices.

The Louisiana truck plazas’ revenues are comprised of: (i) revenue from video poker gaming machines; (ii) sales of gasoline and diesel fuel; (iii) sales of groceries, trucker supplies and sundry items through their convenience stores; (iv) sales of food and beverages in their restaurants and bars; and (v) miscellaneous commissions on ATMs, pay phones and lottery sales.

All video poker activity is reported via a computer phone line directly to the Louisiana State Police. The Louisiana truck plazas’ revenues are dependent on meeting the minimum gallons of fuel sales requirements necessary to operate video poker gaming machines in Louisiana. The fuel sales requirements must be complied with on an annual basis (except for the first year of operations during which it must be complied with on a quarterly basis) and in the event of noncompliance, the Louisiana State Police will turn off a portion of the video poker machines until the minimum fuel sales requirements are met. As of November 2011, we have met the fuel sales requirements necessary to operate video poker gaming machines in Louisiana at current levels through December 31, 2012.

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

Colonial’s revenues are heavily dependent on the operations of its satellite wagering facilities. As of September 30, 2011, we operated nine satellite wagering facilities in Virginia. Revenues from the satellite wagering facilities help support live racing at the track. The amount of revenue Colonial earns from each wager depends on where the race is run. Revenues from import simulcasting of out-of-state races and from wagering at the track and at the satellite wagering facilities on races run at the track consist of the total amount wagered at Colonial’s facilities, less the amount paid as winning wagers. The percentage of each dollar wagered on horse races that must be returned to the public as winning wagers (typically about 79%) is legislated by the state in which a race takes place. Revenues from export simulcasting consist of amounts payable to Colonial by the out-of-state racetracks and their simulcast facilities with respect to wagering on races run at the track.

Since 2004, Colonial Downs has operated an internet account wagering platform in Virginia called EZ Horseplay. In early 2009, Colonial Downs commenced development of a custom built account wagering support kiosk that allows a customer to remotely open a wagering account, fund the account with cash, take a cash withdrawal from their account and print a race track program. The first kiosks, along with a touchscreen version of the EZ Horseplay internet account wagering platform, were deployed in September 2009. As of September 30, 2011, we have deployed approximately 66 kiosks in private clubs, bars and restaurants in Virginia.

3. Comparison of our results of operations for the three months ended September 30, 2011 to the three months ended September 30, 2010.

The following table summarizes our consolidated results of operations for the three months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended September 30,
	2011	2010 (As adjusted, see Note 7 of Financial Statements)	$ Change	% Variance
REVENUES
Gaming:
Casino	$36,752	$35,793	$959	2.68%
Truck stop	17,449	16,810	639	3.80%
Pari-mutuel	7,255	7,045	210	2.98%
Food and beverage	7,609	7,650	(41)	-0.54%
Convenience store – fuel	31,377	24,205	7,172	29.63%
Other	6,728	6,507	221	3.40%
Less: Promotional allowances	(9,451)	(9,070)	(381)	4.20%

Net revenues	97,719	88,940	8,779	9.87%

COSTS AND EXPENSES
Gaming:
Casino	12,582	12,531	51	0.41%
Truck stop	10,566	10,565	1	0.01%
Pari-mutuel	6,063	5,783	280	4.84%
Food and beverage	3,840	3,846	(6)	-0.16%
Convenience store – fuel	29,643	22,641	7,002	30.93%
Other	5,231	4,926	305	6.19%
Marketing, general and administrative	16,868	16,250	618	3.80%
Unrealized loss (gain) on change in fair value of investment in equity securities	919	(90)	1,009	n/a
Goodwill impairment	—	836	(836)	-100.00%
Depreciation and amortization	5,033	5,597	(564)	-10.08%

Total costs and expenses	90,745	82,885	7,860	9.48%

OPERATING INCOME	6,974	6,055	919	15.18%
Interest expense, net	(6,441)	(6,810)	369	-5.42%
Noncontrolling interest	—	(8)	8	-100.00%

NET INCOME (LOSS) ATTRIBUTABLE TO JEI	$533	$(763)	$1,296	n/a

All comparisons below begin with the third quarter 2011 results followed by the third quarter 2010 results.

Casino revenues increased $1.0 million or 3% to $36.8 million from $35.8 million. The increase in casino revenues is due to increases at the Gilpin of $0.9 million or 19%, Gold Dust West-Reno of $0.2 million or 4%, and Gold Dust West-Elko of $0.4 million or 17%, somewhat offset by decreases at The Lodge of $0.4 million or 2% and Gold Dust West-Carson City of $0.1 million or 4%. Revenues at the Gilpin increased primarily due to an increase in slot coin-in associated with a new marketing program. The increase in revenues at Gold Dust West-Elko was due to increases in slot coin-in, slot hold percentage and table games revenues. The decrease in revenues at The Lodge was primarily due to decreases in player banked poker and table games.

Truck stop gaming revenues increased $0.6 million or 4% to $17.4 million from $16.8 million. The increase in revenues is the result of the installation of new video gaming devices and remodeling of certain locations.

Pari-mutuel revenues increased $0.2 million or 3% to $7.2 million from $7.0 million. A $0.5 million increase in account wagering revenues was partially offset by a $0.3 million decrease in wagering revenues at the racetrack and off track wagering facilities primarily due to an overall decrease in attendance compared to the prior year.

Food and beverage revenues decreased less than $0.1 million to $7.6 million. This decrease is primarily attributable to a decrease of $0.2 million at the truck stops which is the result of outsourcing the food and beverage operations at Springhill and Vivian in 2011, somewhat offset by an increase of $0.1 million at Gold Dust West-Elko.

Convenience store-fuel revenues increased $7.2 million or 30% to $31.4 million from $24.2 million. This resulted from the average selling price of fuel increasing to $3.60 per gallon in 2011 from $2.66 per gallon in 2010, somewhat offset by a 4% decrease in volume.

Other revenues increased $0.2 million or 3% to $6.7 million from $6.5 million and was primarily attributable to an increase in convenience store revenues at the truck stops.

Promotional allowances increased $0.4 million or 4% to $9.5 million from $9.1 million. Promotional allowances increased by $0.7 million at the Gilpin attributable to a new marketing program resulting in additional casino revenues and a $0.2 million increase at the truck stops, somewhat offset by a decrease of $0.5 million at The Lodge.

Casino expenses increased less than $0.1 million to $12.6 million from $12.5 million. Increases of $0.1 million at the Gilpin, $0.1 million at Gold Dust West-Reno and $0.1 million at Gold Dust West-Elko were offset by a decrease of $0.3 million at The Lodge. These changes in casino expenses are consistent with the changes in casino revenues at these locations.

Truck stop gaming expenses remained unchanged at $10.6 million.

Pari-mutuel costs and expenses increased $0.3 million or 5% to $6.1 million from $5.8 million. An increase totaling $0.5 million in pari-mutuel tax, simulcast, facility, labor and account wagering costs and expenses, was partially offset by a $0.2 million decrease in purse expense.

Food and beverage costs and expenses remained unchanged at $3.8 million. A decrease of $0.3 million at the truck stops, of which $0.2 million is the result of outsourcing the food and beverage operations at Springhill and Vivian in 2011, was offset by increases of $0.1 million at The Lodge, $0.1 million at Gold Dust West-Elko and $0.1 million at Colonial.

Convenience store-fuel expenses increased $7.0 million or 31% to $29.6 million from $22.6 million. The increase was primarily due to an increase in the average cost of fuel to $3.40 per gallon in 2011 from $2.48 per gallon in 2010, somewhat offset by a decrease in volume as discussed in convenience store-fuel revenues above.

Other costs and expenses increased $0.3 million or 6% to $5.2 million from $4.9 million due to an increase in convenience store expenses at the truck stops which correlates to increases in convenience store revenues combined with an increase in labor costs.

Marketing, general and administrative expenses increased $0.6 million or 4% to $16.9 million from $16.3 million. This increase is primarily the result of increases of $0.2 million at the truck stops, $0.1 million at The Lodge, $0.1 million at Gold Dust West-Elko, $0.1 million at Colonial and $0.3 million at corporate. The increase at corporate was primarily due to increases in payroll and travel costs, consulting, legal and licenses and professional accounting fees, somewhat offset by a reduction in campaign contributions. These increases are somewhat offset by decreases of $0.1 million at Gold Dust West-Reno and $0.1 million at Gold Dust West-Carson City.

We account for our investment in MTR Gaming Group, Inc. (“MTR”) under the fair value option, in accordance with the fair value option permitted by FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”). A decrease in the stock price during the third quarter of 2011 resulted in an unrealized loss on the change in fair value of investment in equity securities totaling $0.9 million. During the third quarter of 2010, we recorded an unrealized gain on the change in fair value of investment in equity securities totaling $0.1 million.

At our Forest Gold truck stop, we recorded a goodwill impairment totaling $0.8 million during the third quarter of 2010. No comparable transaction occurred during the same period of 2011. See Note 3 of the unaudited condensed consolidated financial statements.

Depreciation and amortization expense decreased $0.6 million or 10% to $5.0 million from $5.6 million and is primarily due to the asset impairment recorded at Gold Dust West-Carson City during June 2011.

Net interest expense decreased $0.4 million or 5% to $6.4 million from $6.8 million. The decrease is primarily attributable to a decrease in debt outstanding, somewhat offset by higher effective interest rates on our variable rate bank debt.

4. Comparison of our results of operations for the nine months ended September 30, 2011 to the nine months ended September 30, 2010.

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Nine Months Ended September 30,
	2011	2010 (As adjusted, see Note 7 of Financial Statements)	$ Change	% Variance
REVENUES
Gaming:
Casino	$109,528	$106,298	$3,230	3.04%
Truck stop	54,938	52,519	2,419	4.61%
Pari-mutuel	21,416	21,674	(258)	-1.19%
Food and beverage	22,081	22,906	(825)	-3.60%
Convenience store – fuel	90,415	72,962	17,453	23.92%
Other	18,424	18,322	102	0.56%
Less: Promotional allowances	(28,045)	(27,203)	(842)	3.10%

Net revenues	288,757	267,478	21,279	7.96%

COSTS AND EXPENSES
Gaming:
Casino	37,623	36,940	683	1.85%
Truck stop	32,534	32,058	476	1.48%
Pari-mutuel	17,117	16,934	183	1.08%
Food and beverage	10,961	11,304	(343)	-3.03%
Convenience store – fuel	85,705	68,503	17,202	25.11%
Other	14,938	13,770	1,168	8.48%
Marketing, general and administrative	49,320	48,162	1,158	2.40%
Unrealized loss (gain) on change in fair value of investment in equity securities	106	(350)	456	n/a
Impairment of long-lived assets	10,065	—	10,065	n/a
Goodwill impairment	—	836	(836)	-100.00%
Depreciation and amortization	16,267	16,764	(497)	-2.96%

Total costs and expenses	274,636	244,921	29,715	12.13%

OPERATING INCOME	14,121	22,557	(8,436)	-37.40%
Interest expense, net	(19,710)	(20,158)	448	-2.22%
Noncontrolling interest	—	(5)	5	-100.00%

NET (LOSS) INCOME ATTRIBUTABLE TO JEI	$(5,589)	$2,394	$(7,983)	n/a

All comparisons below begin with the year-to-date 2011 results followed by the year-to-date 2010 results.

Casino revenues increased $3.2 million or 3% to $109.5 million from $106.3 million. The increase in casino revenues is due to increases at The Lodge of $0.8 million or 1%, at the Gilpin of $1.7 million or 11%, Gold Dust West-Reno of $0.2 million or 1% and at Gold Dust West-Elko of $0.9 million or 13%, somewhat offset by a decrease at Gold Dust West-Carson City of $0.4 million or 6%. Revenues at The Lodge increased primarily due to an increase in slot revenues, somewhat offset by decreases in player banked poker and table games. The increase in revenues at the Gilpin was primarily due to an increase in slot coin-in attributable to a new marketing program, somewhat offset by a $0.1 million reduction in player banked poker revenues attributable to the March 2010 closure of the poker room. The increase in revenues at Gold Dust West-Elko is consistent with the strong market results.

Truck stop video poker gaming revenues increased $2.4 million or 5% to $54.9 million from $52.5 million. The increase in revenues exceeded the statewide truck stop video gaming revenue increase of 1.3% resulting from the installation of new video gaming devices and the remodeling of certain locations.

Pari-mutuel revenues decreased $0.3 million or 1% to $21.4 million from $21.7 million. A $1.5 million decrease in wagering revenues at the racetrack and off track wagering facilities primarily due to a decrease in attendance compared to the prior year, was somewhat offset by a $1.2 million increase in account wagering revenues.

Food and beverage revenues decreased $0.8 million or 4% to $22.1 million from $22.9 million. This decrease is primarily attributable to decreases of $0.8 million at the truck stop facilities, of which $0.5 million is the result of outsourcing the food and beverage operations at Springhill and Vivian in 2011 and a decrease of $0.2 million at Colonial, somewhat offset by an increase of $0.2 million at Gold Dust West-Elko.

Convenience store-fuel revenues increased $17.4 million or 24% to $90.4 million from $73.0 million. The increase was primarily due to an increase in the average selling price of fuel to $3.56 per gallon in 2011 from $2.68 per gallon in 2010, somewhat offset by a 7% decrease in volume.

Other revenues increased $0.1 million or 1% to $18.4 million from $18.3 million and were primarily attributable to a $0.7 million increase in convenience store revenues at the truck stops, somewhat offset by a one-time oil and gas royalty received in April 2010 totaling $0.5 million and a $0.1 million decrease in other revenues at the casinos.

Promotional allowances increased $0.8 million or 3% to $28.0 million from $27.2 million. Promotional allowances increased by $1.4 million at the Gilpin associated to a new marketing program and $0.3 million at the truck stops, somewhat offset by decreases of $0.6 million at The Lodge and $0.3 million at Gold Dust West-Carson City.

Casino expenses increased $0.7 million or 2% to $37.6 million from $36.9 million due to increases of $0.1 million at The Lodge, $0.1 million at the Gilpin, $0.2 million at Gold Dust West-Reno and $0.3 million at Gold Dust West-Elko. The increases directly correspond to the increase in casino revenues and increased labor costs.

Truck stop gaming expenses increased $0.5 million or 1% to $32.5 million from $32.0 million and is primarily due to direct costs associated with increased truck stop video poker gaming revenues.

Pari-mutuel costs and expenses increased $0.2 million or 1% to $17.1 million from $16.9 million. The increase is attributable to a $0.6 million increase in pari-mutuel tax, simulcast, facility, labor and account wagering costs and expenses, partially offset by a $0.4 million decrease in purse expense.

Food and beverage costs and expenses decreased $0.3 million or 3% to $11.0 million from $11.3 million, and is primarily due to a decrease of $0.8 million at the truck stops, of which $0.5 million is the result of outsourcing the food and beverage operations at Springhill and Vivian in 2011, combined with a decrease of $0.1 million at the Gilpin, somewhat offset by increases of $0.2 million at The Lodge, $0.2 million at Gold Dust West-Elko, $0.1 million at Gold Dust West-Reno and $0.1 million at Gold Dust West-Carson City.

Convenience store-fuel expenses increased $17.2 million or 25% to $85.7 million from $68.5 million. The increase was primarily due to an increase in the average cost of fuel to $3.37 per gallon in 2011 from $2.53 per gallon in 2010, somewhat offset by a decrease in volume as discussed in convenience store-fuel revenues above. Additionally, in January 2010, we collected $0.4 million in accounts receivable that had been fully reserved in 2008.

Other costs and expenses increased $1.2 million or 8% to $14.9 million from $13.8 million, and were attributable to an increase in convenience store expenses at the truck stops which correlates to the increase in convenience store revenues combined with an increase in labor costs.

Marketing, general and administrative expenses increased $1.1 million or 2% to $49.3 million from $48.2 million. This increase is primarily the result of increases of $0.7 million at the truck stops, $0.4 million at The Lodge, $0.1 million at the Gilpin and $0.3 million at Gold Dust West-Elko. These increases are somewhat offset by decreases of $0.2 million at Colonial and $0.2 million at Gold Dust West-Carson City. At corporate, reductions in legal costs, campaign contributions and professional accounting fees were offset by increases in payroll, consulting and travel costs.

A decrease in MTR’s stock price during the first nine months of 2011 resulted in an unrealized loss on the change in fair value of investment in equity securities totaling $0.1 million compared to an unrealized gain totaling $0.4 million during the same period of 2010.

At Gold Dust West-Carson City, we recorded an impairment of long-lived assets totaling $10.1 million during 2011. No comparable transaction occurred during the same period of 2010. See Note 11 of the unaudited condensed consolidated financial statements.

At our Forest Gold truck stop, we recorded a goodwill impairment totaling $0.8 million during 2010. No comparable transaction occurred during the same period of 2011. See Note 3 of the unaudited condensed consolidated financial statements.

Depreciation and amortization expense decreased $0.5 million or 3% to $16.3 million from $16.8 million and is primarily due to a $0.3 million decrease at Gold Dust West-Carson City due to the asset impairment and a decrease of $0.2 million at corporate due to assets becoming fully depreciated.

Net interest expense decreased by $0.4 million or 2% to $19.7 million from $20.1 million and is attributable to a decrease in debt outstanding, somewhat offset by higher effective interest rates on our variable rate bank debt.

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

The following is a summary of the net revenues, costs and expenses and EBITDA, for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010 (As adjusted, see Note 7 of Financial Statements)	2011	2010 (As adjusted, see Note 7 of Financial Statements)
NET REVENUES
Colorado:
The Lodge	$20,544	$20,629	$60,697	$59,358
Gilpin	4,777	4,504	14,023	13,801

Total Colorado	25,321	25,133	74,720	73,159

Nevada:
Gold Dust West-Reno	4,551	4,386	13,543	13,309
Gold Dust West-Carson City	3,258	3,351	9,404	9,657
Gold Dust West-Elko	3,079	2,553	9,300	8,085

Total Nevada	10,888	10,290	32,247	31,051

Louisiana	52,820	45,156	157,196	138,191
Virginia	8,490	8,173	24,127	24,579
Corporate and other	200	188	467	498

Total Net Revenues	97,719	88,940	288,757	267,478

COSTS AND EXPENSES (excluding depreciation and amortization, net interest expense and income taxes)
Colorado:
The Lodge	13,274	13,328	39,340	38,631
Gilpin	3,564	3,458	10,466	10,346

Total Colorado	16,838	16,786	49,806	48,977

Nevada:
Gold Dust West-Reno	3,105	3,063	9,332	9,055
Gold Dust West-Carson City (1)	3,320	3,413	19,794	9,785
Gold Dust West-Elko	2,531	2,275	7,400	6,647

Total Nevada	8,956	8,751	36,526	25,487

Louisiana	47,794	41,375	140,651	122,739
Virginia	8,560	8,089	23,335	23,329
Corporate overhead and other (2)(3)	3,564	2,287	8,051	7,625

Total Costs and Expenses	85,712	77,288	258,369	228,157

EBITDA
Colorado:
The Lodge	7,270	7,301	21,357	20,727
Gilpin	1,213	1,046	3,557	3,455

Total Colorado	8,483	8,347	24,914	24,182

Nevada:
Gold Dust West-Reno	1,446	1,323	4,211	4,254
Gold Dust West-Carson City (1)	(62)	(62)	(10,390)	(128)
Gold Dust West-Elko	548	278	1,900	1,438

Total Nevada	1,932	1,539	(4,279)	5,564

Louisiana	5,026	3,781	16,545	15,452
Virginia	(70)	84	792	1,250
Corporate overhead and other (2)(3)	(3,364)	(2,099)	(7,584)	(7,127)

Total EBITDA	$12,007	$11,652	$30,388	$39,321

See Notes on page 36.

General

See sections 3 and 4 above for comparisons of our results of operations for the three and nine months ended September 30, 2011 to the three months and nine months ended September 30, 2010, which provide explanations regarding the fluctuations in our revenues and costs and expenses by property and segment.

The Lodge

EBITDA at The Lodge decreased less than $0.1 million for the three months ended September 30, 2011 compared to the same period of 2010 but increased $0.6 million or 3% for the nine months ended September 30, 2011 compared to the same period of 2010. For the third quarter, decreases in casino and food and beverage revenues were somewhat offset by decreased promotional allowances. For the nine months, total revenues increased by $1.3 million, primarily in slots revenues and decreased promotional allowances, somewhat offset by a decrease in player banked poker and table games revenues. Labor costs and food and beverage costs were also higher in 2011 than in 2010.

Gilpin

EBITDA at the Gilpin increased $0.2 million or 16% for the three months ended September 30, 2011 compared to the same period of 2010 and increased $0.1 million or 3% for the nine months ended September 30, 2011 compared to the same period of 2010. Slots revenues increased during the three and nine months primarily due to a new marketing program which also increased promotional allowances. For the nine months, the Gilpin experienced a decrease in player banked poker due to the March 2010 closure of its poker room. Gaming taxes were also higher as a result of increased gaming revenues.

Gold Dust West-Reno

EBITDA at Gold Dust West-Reno increased $0.1 million or 9% for the three months ended September 30, 2011 compared to the same period of 2010 but decreased less than $0.1 million or 1% for the nine months ended September 30, 2011 compared to the same period of 2010. Slots revenues and labor costs were higher in 2011 than in 2010.

Gold Dust West-Carson City

Excluding the impact of the 2011 impairment of long-lived assets totaling $10.1 million, EBITDA at Gold Dust West-Carson City was unchanged for the three months ended September 30, 2011 compared to the same period of 2010 and decreased $0.2 million for the nine months ended September 30, 2011 compared to the same period of 2010. For both the three and nine months ended September 30, 2011 compared to the same periods in 2010, we experienced a decrease in slots and other revenues resulting from local economic conditions, somewhat offset by a decrease in promotional allowances.

Gold Dust West-Elko

EBITDA at Gold Dust West-Elko increased $0.3 million or 97% for the three months ended September 30, 2011 compared to the same period of 2010 and $0.5 million or 32% for the nine months ended September 30, 2011 compared to the same period of 2010. Net revenues increased $0.5 million for the third quarter and $1.2 million year to date, while costs and expenses increased $0.2 million and $0.7 million, respectively. The increase in EBITDA was primarily due to an increase in slot revenues of 15% for the quarter and 12% year to date, combined with increases in table games and food and beverage revenues, somewhat offset by increases in direct costs attributable to the increases in revenues.

Louisiana

Excluding the impact of the 2010 goodwill impairment charge of $0.8 million, EBITDA at the Louisiana truck stops increased $0.4 million or 9% for the third quarter and increased $0.3 million or 2% for the nine months ended September 30, 2011 compared to the same period of 2010. Video poker gaming revenues increased 4% during the third quarter and increased 5% for the nine months ended September 2011, combined with an increase in fuel gross profit per gallon, resulted in higher revenues in 2011 compared to 2010. However, during the nine months ended September 2010, we received a one-time oil and gas royalty totaling $0.5 million and collected $0.4 million in accounts receivable that had been fully reserved in 2008.

Virginia

EBITDA at our pari-mutuel operations in Virginia decreased $0.2 million for the three months ended September 30, 2011 compared to the same period of 2010 and decreased $0.5 million or 37% for the nine months ended September 30, 2011 compared to the same period of 2010. During the third quarter, pari-mutuel and other revenues increased by $0.3 million compared to 2010; however, this was offset by increases in pari-mutuel operations costs and marketing, general and administrative expenses. The year to date decrease is attributable to an overall decrease in revenues totaling $0.5 million and increased pari-mutuel costs totaling $0.2 million, somewhat offset by a $0.2 million decrease in management, general and administrative costs.

Corporate Overhead and Other

The EBITDA loss at corporate increased by $1.3 million for the three months ended September 30, 2011 and by $0.5 million for the nine months ended September 30, 2011 compared to the same periods of 2010 and is primarily due to decreases in the stock price of our investment in MTR, combined with increases in consulting, payroll and travel costs, somewhat offset by decreased political contributions and $0.5 million incurred during 2010 for one-time costs related to the March 31, 2010 amendment to our credit agreement,.

Reconciliation of EBITDA to Net Income (Loss)

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure, to our net income (loss), a GAAP financial measure (dollars in thousands):

Three months ended September 30, 2011	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$7,270	$1,206	$1,681	$4,383
Gilpin	1,213	417	476	320

Total Colorado	8,483	1,623	2,157	4,703

Nevada:
Gold Dust West-Reno	1,446	394	648	404
Gold Dust West-Carson City	(62)	197	384	(643)
Gold Dust West-Elko	548	683	235	(370)

Total Nevada	1,932	1,274	1,267	(609)

Louisiana	5,026	1,419	1,097	2,510
Virginia	(70)	615	128	(813)
Corporate overhead and other (2)	(3,364)	102	1,792	(5,258)

TOTAL	$12,007	$5,033	$6,441	$533

Three months ended September 30, 2010 (As adjusted, see Note 7 of Financial Statements)	EBITDA	Depreciation and Amortization	Interest Expense, net	Noncontrolling Interest	Net Income (Loss)
Colorado:
The Lodge	$7,301	$1,245	$1,691		$4,365
Gilpin	1,046	442	471		133

Total Colorado	8,347	1,687	2,162		4,498

Nevada:
Gold Dust West-Reno	1,323	398	655		270
Gold Dust West-Carson City	(62)	573	383		(1,018)
Gold Dust West-Elko	278	632	312		(666)

Total Nevada	1,539	1,603	1,350		(1,414)

Louisiana (3)	3,781	1,508	1,397		876
Virginia	84	583	127		(626)
Corporate overhead and other (4)	(2,099)	216	1,774	$(8)	(4,097)

TOTAL	$11,652	$5,597	$6,810	$(8)	$(763)

Nine months ended September 30, 2011	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$21,357	$3,663	$5,044	$12,650
Gilpin	3,557	1,285	1,428	844

Total Colorado	24,914	4,948	6,472	13,494

Nevada:
Gold Dust West-Reno	4,211	1,229	1,957	1,025
Gold Dust West-Carson City (1)	(10,390)	1,424	1,151	(12,965)
Gold Dust West-Elko	1,900	1,985	707	(792)

Total Nevada	(4,279)	4,638	3,815	(12,732)

Louisiana	16,545	4,417	3,493	8,635
Virginia	792	1,766	373	(1,347)
Corporate overhead and other (2)	(7,584)	498	5,557	(13,639)

TOTAL	$30,388	$16,267	$19,710	$(5,589)

Nine months ended September 30, 2010 (As adjusted, see Note 7 of Financial Statements)	EBITDA	Depreciation and Amortization	Interest Expense, net	Noncontrolling Interest	Net Income (Loss)
Colorado:
The Lodge	$20,727	$3,782	$5,076		$11,869
Gilpin	3,455	1,328	1,423		704

Total Colorado	24,182	5,110	6,499		12,573

Nevada:
Gold Dust West-Reno	4,254	1,150	1,964		1,140
Gold Dust West-Carson City	(128)	1,684	1,150		(2,962)
Gold Dust West-Elko	1,438	1,881	833		(1,276)

Total Nevada	5,564	4,715	3,947		(3,098)

Louisiana (3)	15,452	4,556	4,056		6,840
Virginia	1,250	1,691	404		(845)
Corporate overhead and other (4)	(7,127)	692	5,252	$(5)	(13,076)

TOTAL	$39,321	$16,764	$20,158	$(5)	$2,394

(1)	Included in Gold Dust West-Carson City for the nine months ended September 30, 2011 is an impairment charge of long-lived assets totaling $10.1 million.
(2)	Included in corporate overhead and other for the three and nine months ended September 30, 2011 is a $0.9 million loss and $0.1 million loss, respectively, on the change in fair value of investment in equity securities.
(3)	Included in Louisiana for the three and nine months ended September 30, 2010 is a $0.8 million goodwill impairment charge.
(4)	Included in corporate overhead and other for the three and nine months ended September 30, 2010 is a $0.1 million gain and $0.4 million gain, respectively, on the change in fair value of investment in equity securities, and costs incurred related to the amendment to our credit agreement totaling $0.5 million for the nine months ended September 30, 2010.

6. Liquidity and capital resources

As of September 30, 2011, we had cash and cash equivalents of $27.6 million compared to $24.7 million in cash and cash equivalents as of December 31, 2010. The increase of $2.9 million is the result of $27.1 million cash provided by operating activities, $13.3 million cash used in investing activities, and $10.9 million cash used in financing activities, which is further discussed below. Our primary sources of liquidity are cash provided by operating activities and external borrowings. Our primary uses of cash are for debt service, capital improvements, development and acquisitions. Cash flows provided by operating activities decreased $0.6 million for the nine months ended September 30, 2011 compared to September 30, 2010 primarily due to greater increases in accounts receivable and routine fluctuations in accounts payable resulting from cash management activities, somewhat offset by a greater increase in accrued expenses and other noncurrent liabilities.

Cash used in investing activities during the nine months ended September 30, 2011 and 2010 was the result of property and equipment and device rights additions totaling $12.1 million and $8.8 million, respectively, for ongoing capital investments at our existing properties, somewhat offset by $0.1 million and $0.2 million, respectively, of proceeds from the sale of equipment. In addition, cash used in investing activities during the nine months ended September 30, 2011 included $1.2 million to acquire the noncontrolling interest of Nautica Phase 2.

The cash provided by or used in our financing activities varies significantly from year to year depending upon the cash provided by operations and investing activities, both of which are discussed above, as well as our cash position. The cash used in financing activities during the nine months ended September 30, 2011 was the result of payments on long-term debt totaling $0.5 million, and cash distributions to stockholder totaling $14.4 million, including $10.4 million for the purchase of Springhill and Vivian and $3.0 million for the purchase of Forest Gold, somewhat offset by net borrowings on the revolving senior credit facility totaling $4.0 million.

As of September 30, 2011, we had $21.5 million available on our $40 million revolving senior credit facility (of which $3.0 million expired June 2011 and the remainder is due June 2012) for acquisitions, capital expenditure programs and working capital. As of September 30, 2011, our total debt approximates $285.6 million, of which $72.5 million is due within the next 12 months. We are evaluating refinance or extension alternatives and anticipate having a facility in place prior to the June 2012 maturity of the senior credit facility. Our future liquidity, which includes our ability to make semi-annual interest payments on June 15 and December 15 of each year, depends upon our future operational success. Our failure to pay interest, repay our indebtedness when due, or maintain compliance with our debt covenants would result in an event of default under both our senior credit facility and our note indenture. At September 30, 2011, we were in compliance with our financial covenants.

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

The following table provides disclosure concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of September 30, 2011.

(In Thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$345,656	$94,634	$251,010	$12	$—
Capital lease obligations	6,815	474	1,748	695	3,898
Operating leases (2)	36,015	3,187	5,631	4,447	22,750
Purchase obligations (3)	176,575	55,811	111,621	9,143	—
Other long-term obligations (4)	21,154	2,276	3,873	2,730	12,275

Total contractual cash obligations	$586,215	$156,382	$373,883	$17,027	$38,923

(1)	Long-term debt includes principal and interest owing under the terms of our senior unsecured notes, our senior secured credit facility and capital leases. Interest on variable rate debt is computed based on rates outstanding at September 30, 2011.
(2)	Operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia; office space in Colorado, Louisiana, Virginia and Florida; and other equipment leases at all locations.
(3)	Purchase obligations include five-year fuel supply agreements for gasoline and diesel fuel. Fuel volumes are specified in the contracts. The purchase price is a variable market-based price. The long-term obligations in this table were derived using the applicable contract prices for gasoline and diesel fuel at September 30, 2011 multiplied by the actual fuel volumes per the contracts.
(4)	Other long-term obligations include a 20-year, $1.25 million per year management agreement with Jacobs Investments Management Co. Inc., an affiliated company, and our obligation to pay $0.90 per operating video poker machine per day to Jalou Device Owner, L.P., the related party owner of the video poker machines in order to maintain the machines used in our truck plaza operations. In addition, Colonial has entered into an agreement with a totalisator company, which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications. The amendment provides for a minimum charge per calendar year of $205,000. Other long-term obligations also include various surveillance and service agreements in Louisiana and at the corporate office.

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

Property and equipment

We have a significant investment in long-lived property and equipment, representing approximately 68% of our total assets. We estimate that the undiscounted future cash flows expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimate of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results. We review the carrying value of our property and equipment when events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use. Further, we assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each class of assets. Should the actual useful life of a class of assets differ from the estimated useful life, we would record an impairment charge. We review useful lives and obsolescence and assess the commercial viability of our assets periodically.

During June 2011, based on operating results, we were required, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment, to assess our ability to recover the recorded cost of the Gold Dust West-Carson City long-lived assets. We prepared a cash flow analysis based on management’s best estimate in an effort to assess the likelihood of recovering the cost of these assets. Based on these projections and the related underlying assumptions as well as our knowledge of the Carson City market, we believe that we will not be able to recover the carrying cost of these assets, and therefore, Gold Dust West-Carson City recorded an impairment of long-lived assets totaling $10.1 million as of June 30, 2011. Future events such as actual performance versus projected performance, continued market decline, increased and/or changing competitive forces, or other unforeseen events could change our estimates and cause us to recognize an additional impairment in the carrying value of the Gold Dust West-Carson City long-lived assets in future periods. Such an impairment could be material to our financial position and results of operations.

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

Our reporting units with goodwill balances at September 30, 2011 are The Lodge ($4.2 million), Gilpin ($2.5 million), Gold Dust West-Reno ($8.8 million) and Louisiana ($33.2 million). There is no goodwill recorded in our Gold Dust West-Carson City, Gold Dust West-Elko or Virginia reporting units. We performed our most recent annual impairment test for these reporting units as of September 30, 2011. Our annual impairment test included an analysis of the gaming industry overall as well as an analysis of the specific locations in which we operate. We determined the fair values for each of these reporting units using both the market approach (recent comparable transactions from which we derived an applicable valuation multiple) and the income approach (net present value of our anticipated future cash flows). These fair values were then compared to the carrying values for the respective reporting unit. As of September 30, 2011, we believe the carrying value of the goodwill held in our reporting units was not impaired. However, as of September 30, 2010, prior to the acquisition by JEI, we determined the carrying value of the goodwill at Forest Gold was impaired. Consequently, Forest Gold recorded a goodwill impairment charge of $0.8 million during the third quarter of 2010. There has been no change in the carrying amount of goodwill during 2011.

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

We have issued $210 million of 9 3/4% fixed rate senior unsecured notes due in 2014 and a $100 million variable rate senior secured credit facility consisting of: (i) a $40 million revolving credit facility, of which $3 million expired June 2011 and the remainder is due June 2012, (ii) a $40 million six-year term loan facility due June 2012, and (iii) a $20 million six-year delayed draw term loan due June 2012. As of September 30, 2011, $15.5 million is outstanding on the senior secured revolving credit facility and $56.9 million is outstanding on our senior secured term loan debt, bearing interest at a blended variable rate approximating 3.34% at September 30, 2011. As of September 30, 2011, $21.5 million was available on the revolving credit facility. Outstanding borrowings on the senior secured credit facility are due within 12 months and are therefore classified as current portion of long-term debt at September 30, 2011.

If market interest rates increase, our cash requirements for interest on the senior secured credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior secured credit facility balance would also decrease. There would be an approximate change in our cash requirements of $0.2 million annually for interest should market rates increase or decrease by 10% compared to interest rate levels at September 30, 2011.

We currently do not use interest rate swaps or other similar investments to alter interest rate exposure.

JEI owns an investment in the publicly traded equity of MTR Gaming Group, Inc. Market prices for equity securities are subject to fluctuation. Fluctuation in the market price of such a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, and general market conditions. Consequently, the amount realized on any ultimate sale of this investment may significantly differ from the reported market value as of September 30, 2011.

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

Also, if gas prices rise, this may result in a reduction of automobile travel and a decrease in the number of patrons at our properties. Our business, assets, financial condition and results of operations could be adversely affected by a weakening of national economic conditions, high gasoline prices and/or adverse winter weather conditions. We currently do not use any financial instruments to hedge against fuel price exposure.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Item 1A.	Risk Factors

There has been no material change in the risk factors disclosed in our 10-K Report for the year ended December 31, 2010, filed March 29, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d – 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d – 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

101	Financial statements for the Jacobs Entertainment, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholder’s Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jacobs Entertainment, Inc.

Registrant

Date: November 14, 2011	By:	/s/ Jeffrey P. Jacobs
Jeffrey P. Jacobs, Chief Executive Officer and Chairman of the Board of Directors

/s/ Brett A. Kramer
Brett A. Kramer, Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d – 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d – 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

101	Financial statements for the Jacobs Entertainment, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholder’s Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.