Form 10-K
period 2011-12-31
JACOBS ENTERTAINMENT INC
filed 2012-03-30
CIK 1173284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (“Act”)

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: No market exists for the common stock of the registrant; as of March 30, 2012 all of its outstanding shares of common stock are held by its parent corporation.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 30, 2012
Class A Common Stock, $0.01 par value	1,320 shares
Class B Common Stock, $0.01 par value	180 shares

DOCUMENTS INCORPORATED BY REFERENCE:

See the exhibit index which appears on page E-1 which is incorporated by reference into Item 15 of Part IV hereof.

JACOBS ENTERTAINMENT, INC.

2011 ANNUAL REPORT ON FORM 10-K

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this report that relate to matters that are not historical facts that we refer to as “forward-looking statements” regarding, among other things, our business strategy, our prospects and our financial results and financial position. These statements may be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “intends,” “may,” “should” or “anticipates” or the negative or other variation of these or similar words, or by discussion of strategy or risks and uncertainties. Forward-looking statements in this report include, among other things, statements concerning:

•	projections of future results of operations or financial condition;

•	expectations for our casino, video poker truck stop and horse racing properties; and

•	expectations of the availability of capital resources.

Any forward-looking statement made by us necessarily is based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change. Actual results of our operations may vary materially from any forward-looking statement made by us or on our behalf. Forward-looking statements should not be regarded as representations by us or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. The contingencies and uncertainties to which any forward-looking statement contained herein is subject to include, but are not limited to, the following:

•	Our substantial indebtedness could adversely affect our financial results and prevent us from fulfilling our debt obligations.

•	We will require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors beyond our control.

•	Our indebtedness imposes restrictive covenants on us and our ability to refinance our debt in the foreseeable future may be problematic given the continuing turmoil in the credit markets.

•	We may experience a loss of market share due to intense competition in all venues in which we operate and the possible introduction of slot machines at Colorado racetracks.

•	We face extensive regulation from gaming and other government authorities and the possibility that legislative changes may prohibit or limit our gaming activities.

•	Changes to applicable tax laws could have a material adverse effect on our operations and financial condition.

•	Our operations could be adversely affected due to the potential adoption of anti-smoking regulations in Nevada and Louisiana.

•	We depend upon the services of our key employees and certain members of our management.

•

The single member of our board of directors and his family trusts indirectly own or control the issued and outstanding shares of Jacobs Entertainment, Inc. and could have interests that conflict with our creditors and others.

•	We rely on the maintenance of agreements with horsemen at our horse racing facility in Virginia.

•	Our business relies heavily on certain markets and a further economic downturn in these markets could have a material adverse effect on our future results of operations.

•	Our intention to expand our gaming activities into foreign markets may cause us to face new and significant regulatory, financial and political risks.

•

The expansion of our activities to include acquisition and operation of a broad, diversified portfolio of residential and commercial properties may increase our financial and operational risks over those associated with our traditional gaming operations.

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

Our bank credit agreement and our senior note indenture use EBITDA, subject to certain adjustments, to measure our compliance with debt covenants. We also use EBITDA to evaluate and price potential acquisition candidates. We believe EBITDA facilitates operating performance comparisons from period to period and company to company by removing potential differences caused by variations in capital structures (affecting relative interest expense), tax positions (such as the impact on periods or type of companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense).

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

PART I

Item 1. Business.

Introduction

Jacobs Entertainment, Inc. (“Jacobs Entertainment,” “JEI,” the “Company,” “us,” “our” or “we”) was formed as a Delaware corporation on April 17, 2001. We are a developer, owner and operator of gaming, pari-mutuel wagering, leisure and entertainment facilities throughout the United States, with properties located in Colorado, Nevada, Louisiana and Virginia. We develop and acquire real estate assets, including commercial and multi-family residential properties, and add value by integrating amenities concentrating on entertainment and gaming. As of March 30, 2012, we own and operate five land-based casinos, 21 video poker truck stops (six of which are leased) and a horse racing track with ten satellite wagering facilities (four of which are leased and one of which is temporarily closed). In addition, we are party to an agreement that entitles us to a portion of the gaming revenue from an additional video poker truck stop.

All of our gaming facilities target local customers and emphasize revenues from slot machine play or video gaming, or both. For the year ended December 31, 2011, our net revenues, net loss and EBITDA were approximately $379.9 million, $5.6 million and $42.0 million, respectively. See Note 13 to our consolidated financial statements for information concerning the operational performance of the segments of our business.

The following table sets forth certain information and property level EBITDA (excluding corporate overhead and other) of our properties:

			As of December 31, 2011				Year Ended December 31, 2011
Property	Location	Facility Type	Approximate Gaming Square Footage	Gaming Machines	Table Games	Hotel Rooms	Property Level EBITDA (1)
							(in thousands)
The Lodge Casino	Black Hawk, Colorado	Land-based casino	28,000	985	36	50	$27,776
Gilpin Casino	Black Hawk, Colorado	Land-based casino	11,000	379	6	0	4,477
Gold Dust West-Reno	Reno, Nevada	Land-based casino	17,500	483	0	27	5,721
Gold Dust West-Carson City	Carson City, Nevada	Land-based casino	12,000	390	6	142	(10,737)
Gold Dust West-Elko	Elko, Nevada	Land-based casino	13,000	349	6	0	2,480
Video Poker Truck Stops	Louisiana (22 various locations)	Video poker gaming	35,700	1,098	0	0	21,286
Colonial Downs Racetrack and satellite wagering facilities	Virginia (10 various locations)	Horse racing and pari-mutuel wagering	N/A	N/A	N/A	N/A	875

Total			117,200	3,684	54	219	$51,878

(1)	Property Level EBITDA excludes corporate overhead and other of $9.8 million.

The following is a reconciliation of our property level EBITDA to our net loss (in thousands):

Year Ended December 31, 2011
Total Property Level EBITDA	$51,878
Corporate overhead and other	(9,833)

Total EBITDA	42,045

Depreciation and amortization	(21,498)
Interest expense, net	(26,142)

Net loss	$(5,595)

Our Business Strategy

Our business strategy is to develop, acquire and operate a broad, geographically diversified portfolio of residential, commercial, gaming, pari-mutuel wagering, leisure and entertainment properties that seek to provide our customers with an enjoyable entertainment experience, and in turn, to generate significant customer loyalty and repeat business. We believe that there are opportunities for growth and operational efficiencies in the markets in which we operate as well as opportunities to expand into new markets.

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

Pursue Opportunistic Development and Acquisitions Opportunities. We believe our experience and management team uniquely positions us to capitalize on expansion into underdeveloped domestic and perhaps international markets or to pursue opportunistic acquisitions of strategic or distressed assets. We believe our operating expertise and network synergies enable us to create value above and beyond what other operators can provide. Our geographically broad-based experience gives us a superior understanding of a property’s revenue potential and enables us to be the optimal partner or purchaser for select assets. Further, we believe that we can develop and improve acquired properties by including a mix of entertainment and leisure amenities that complement and highlight the gaming facility.

Expand Louisiana Video Poker Truck Stop Business. Our strategy of expanding our presence in the Louisiana video poker truck stop market is driven by: (i) the consistent revenue each facility generates, (ii) the high return on investment associated with operating the video poker truck stops, and (iii) the relatively low capital expenditures necessary to maintain the facilities.

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

Maximize Our Core Business Profitability Upon a Rebound in Net Revenues. We operate businesses that have inherently low variable costs such that positive change in revenues should drive relatively large improvements in EBITDA. In addition to the inherently high variable margin nature of our businesses, we have and will continue to dedicate significant efforts towards positioning our business and cost structure to ensure we generate the maximum incremental profitability when core industry revenue growth returns. When revenue trends improve, we anticipate that our margins will improve compared to our previous periods of similar revenue levels due to the combination of our reduced cost structure and generally high margins. However, this trend may not continue and our margins may not improve at all.

Capitalize on the Growth of EZ Horseplay, Our Proprietary Internet Account Wagering Platform, at Colonial Downs. Advanced deposit account wagering, primarily over the internet, is the fastest growing segment of the pari-mutuel wagering industry. We have developed and operate our own account wagering platform called EZ Horseplay. In addition to capitalizing on our unique dirt and turf track facilities for live racing, hosting marquee racing events, and expanding our off-track wagering facility network under appropriate circumstances, we intend to expand EZ Horseplay wagering handle with both traditional customers and customers in non-traditional venues using technology specifically developed for EZ Horseplay. We may license our EZ Horseplay technology platform to operators in other jurisdictions as well.

Our Competitive Strengths

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

In Louisiana, effective June 1, 2010, no new licenses for video poker truck stops will be granted for locations within one mile of any residential property and certain other structures. This legislation has significantly reduced the number of new video poker truck stop licenses being issued. Furthermore, additional barriers to entry include restrictions that require video poker truck stops to meet specified minimum levels of diesel and total fuel sales, have a specified minimum site acreage and conduct restaurant operations not fewer than 12 hours per day and to keep a convenience store open 24 hours per day. These restrictions also prohibit the operation of more than 50 video poker machines at any location and require video poker truck stops to be located only in those parishes that voted to continue video gaming during a one-time statewide referendum in 1996. Additional barriers to entry are disclosed below in “Gaming Regulation and Licensing—Louisiana.”

In Virginia, in all but the county in which we operate and one additional county, any potential operator of any competing horse racing track would need to secure passage of a referendum in the locale in which the track is to be operated. In addition, an unlimited racetrack owner’s and operator’s license is required in order to have off-track wagering facilities. Off-track wagering facilities can be opened only in the current jurisdictions in which we operate without passage of additional referendums. The number of off-track wagering facilities is limited by statute to a statewide total of ten and we currently operate ten (one of which is temporarily closed). The high cost of building a new racetrack in Virginia presents an additional barrier in that state.

Strong, Experienced Management Team. Our senior management team is an experienced group of industry veterans. Jeffrey P. Jacobs, our Chairman and Chief Executive Officer, has been Black Hawk Gaming’s Chief Executive Officer since November 1996 and the Chief Executive Officer of Colonial Holdings, Inc. (“Colonial”), our wholly owned subsidiary, since March 1997. Stephen R. Roark, our President, has been Black Hawk Gaming’s President since September 1995 and was its Chief Financial Officer from 1993 to 2006. Ian M. Stewart, our President of Pari-Mutuel Wagering Operations, has been President of Colonial since November 1998 and its Chief Financial Officer since June 1997. Michael T. Shubic, our Chief Operating Officer, has over 35 years of experience in the gaming industry. Brett A. Kramer, our Chief Financial Officer, has over 15 years experience with us in various financial capacities. Stanley Politano, our Executive Vice President, also has over 15 years of experience in the gaming industry. The five general managers of our casinos have numerous years of casino management experience and report to Mr. Shubic. The Vice President of Louisiana Operations oversees our video poker truck stop operations, has over 15 years of experience in video poker truck stops and also reports directly to Mr. Shubic. We believe the expertise and experience of our management team enables us to enhance the operation of our existing properties and any properties we may acquire in the future.

Our Properties and Operations

Colorado

The Lodge Casino—Black Hawk, Colorado. The Lodge Casino in Black Hawk, Colorado, which commenced operations in June 1998, is one of 18 casinos located in the gaming district of Black Hawk. The Lodge serves the greater Denver metropolitan area, which is located 40 miles east of Black Hawk and has a population of approximately 2.4 million, as well as customers from nearby communities such as Boulder and Fort Collins, Colorado and Cheyenne, Wyoming. As of December 31, 2011, the Black Hawk market had approximately 8,400 slot machines and approximately 200 table games generating $551 million in revenues for the year then ended. The Lodge is one of the largest gaming facilities in the market.

The Lodge is located on a 2.5 acre site that abuts State Highway 119, with approximately 28,000 square feet of gaming space on three floors containing 985 slot machines and 36 table games (including 21 poker tables, 11 black jack tables, 2 roulette tables and 2 craps tables), 50 hotel rooms, four restaurants, three bars and on-site parking for approximately 600 vehicles. Our property includes The White Buffalo Grille, Seasons Buffet, Jake’s Deli and Java and Crème’s.

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

During 2008, we provided financial support for a proposed constitutional amendment (“Colorado Amendment 50”) to increase the types of table games, wagering limits and hours of operation at Colorado casinos. For the year ended December 31, 2008, we funded a total of $1.4 million in support of this amendment. Colorado residents approved the proposed constitutional amendment on November 4, 2008. The amendment was subsequently voted upon and approved by the residents of each of the three gaming towns in Colorado (Black Hawk, Central City and Cripple Creek). The new gaming regulation, which became effective on July 2, 2009 at Colorado casinos, allowed for the introduction of craps and roulette, increased the maximum wager limit to one hundred dollars, allows 24-hour gaming operations, and set a maximum gaming tax rate of 20%. For further discussion, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Gilpin Casino—Black Hawk, Colorado. The Gilpin Casino, which commenced operations in October 1992, is located on a one-acre site in the central Black Hawk gaming district. We were one of the first casinos opened in Colorado following the legalization of casino gaming in 1991. We offer 379 slot machines and 6 table games, including 4 black jack tables, 1 roulette table and 1 craps table. On March 15, 2010, we closed the Gilpin poker room. The Gilpin has one restaurant, Lucille’s, and two bars. The Gilpin utilizes busing and other promotional programs, similar to those of The Lodge. We have available to our customers approximately 200 surface parking spaces in the heart of historic Black Hawk.

Nevada

Gold Dust West-Reno—Reno, Nevada. Gold Dust West-Reno, which we acquired in 2001, is located on 4.6 owned and leased acres in Reno’s central downtown gaming district and has been operating since 1978. Gold Dust West-Reno caters to residents of Reno and surrounding areas and has approximately 17,500 square feet of gaming space, which offers 483 slot machines. Gold Dust West-Reno also features The Grille Restaurant and has parking for 365 vehicles. The property currently offers 27 hotel rooms.

Gold Dust West-Carson City—Carson City, Nevada. Gold Dust West-Carson City, which commenced operations in 1995 prior to our acquisition in 2006, is a 146,000 square foot facility located on approximately 18 acres of land we lease from an unaffiliated party pursuant to a triple net ground lease. Gold Dust West-Carson City offers 390 slot machines and six table games, two restaurants, a snack bar and three bars. It has a slot club that offers various promotional packages. Gold Dust West-Carson City offers 142 hotel rooms and a 32 lane bowling center. It also owns and operates a 47 space RV park as part of the resort. There are approximately 875 parking spaces for Gold Dust West-Carson City’s casino patrons and hotel guests. On April 1, 2010, we opened a new Mexican restaurant, Olé Olé.

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

We renovated and upgraded the building and installed slot machines, table games and appropriate food and beverage offerings. We commenced renovation during the third quarter of 2006 and opened the casino on March 5, 2007. Gold Dust West-Elko has approximately 13,000 square feet of gaming space, and offers 349 slot machines and six table games. Gold Dust West-Elko also has two restaurants, one bar and has parking for 400 vehicles.

Louisiana

Louisiana Video Poker Truck Stop Properties. Our Louisiana operations consist of 21 video poker truck stops located in Louisiana (of which six are leased). We are also party to an agreement that entitles us to a portion of the gaming revenues from an additional video poker truck stop (Cash’s Truck Plaza and Casino in Lobdell). Each video poker truck stop features a 24 hour per day convenience store, fueling operations, a restaurant operating not fewer than 12 hours per day, and up to 50 video poker devices in the casino depending on the level of fuel sales and available space. At December 31, 2011, our video poker truck stops had a combined total of 1,098 video gaming devices.

The Louisiana video poker truck stops’ revenues are comprised of: (i) revenue from video poker gaming machines; (ii) sales of gasoline and diesel fuel; (iii) sales of groceries, trucker supplies and various items through their convenience stores; (iv) sales of food and beverages in their restaurants and bars; and (v) miscellaneous commissions on ATMs, pay phones and lottery sales.

The Louisiana video poker industry consists of video poker in 31 of Louisiana’s 64 parishes. The industry is highly regulated and video poker machines can only be placed in qualifying bars, restaurants, hotels, satellite wagering facilities and video poker truck stops. In order to qualify for video poker, a video poker truck stop must offer diesel fuel, gasoline, a convenience store, a restaurant and a place for truck drivers to shower and sleep. Our video poker machines are located in a separate gaming room that is designed to provide a pleasant casino-like atmosphere. As of December 31, 2011, Louisiana had 200 licensed video poker truck stops.

The Louisiana video poker truck stop market caters primarily to local residents, whom we believe contribute to the vast majority of video poker gaming revenue. We believe that most of our video poker customers live within a five-mile radius of our properties.

Virginia

Colonial Downs—New Kent, Virginia. Colonial Downs, which opened in 1997, is our racetrack in New Kent, Virginia, which primarily conducts pari-mutuel wagering on thoroughbred and harness racing. The outside grandstand area, located on the first floor of the track facility, has an occupancy capacity of approximately 4,000 patrons. Also located on the first floor of the track facility are simulcast television seating areas, two covered patio areas, two bars, a large concession food court, gift shop, game room and wagering locations with 68 tellers. The Jockey Club, which is in the main grandstand area located on the third floor of the track facility, includes a full-service dining area with a seating capacity of 548 patrons, two separate lounge areas, and additional wagering locations with 20 tellers. On the fourth floor is the Turf Club with seating for full service dining for 125 along with 10 luxury suites with skybox seating and a wagering location with eight tellers. In addition, there is a ballroom with seating for 250 patrons for special events. The dirt track at Colonial Downs is one and one-quarter miles in length and is one of the largest tracks in the United States. Based on our knowledge of the industry, we believe the 180-foot wide turf track is the widest turf track in the country, thereby establishing the track as one of the major turf racing facilities in the Mid-Atlantic region. In addition to our racetrack, we presently operate ten satellite wagering facilities throughout Virginia (four are leased and one more is temporarily closed). Our satellite wagering facilities are located in Alberta, Chesapeake, Hampton, Henrico, Martinsville, Weber City, Vinton, and three in Richmond.

Account Wagering and EZ Horseplay. Each year, the Virginia Racing Commission licenses advance deposit account wagering providers, including us, to accept wagers over the telephone or through the internet via the provider’s advanced deposit wagering system. For 2011 and 2012, only four providers (including us) have been licensed. Because of our position as the only racetrack in Virginia, we receive a statutory source market fee equal to 10% of all wagers placed by Virginians through these account wagering service providers. We share the source market fee equally with the recognized majority horsemen’s groups.

Since 2004, we have operated an internet account wagering platform in Virginia called EZ Horseplay. In early 2009, we developed a custom built account wagering support kiosk that allows a customer to remotely open a wagering account, fund the account with cash, take a cash withdrawal from their account and print a race track program. The first kiosks, along with a touch screen version of the EZ Horseplay internet account wagering platform, were deployed in September 2009. As of December 31, 2011, we have deployed approximately 70 kiosks in private clubs, bars and restaurants in Virginia. We intend to expand EZ Horseplay wagering handle with both traditional customers and customers in non-traditional venues using technology specifically developed for EZ Horseplay. Additionally, we may license our EZ Horseplay technology platform to operators in jurisdictions outside Virginia as well.

Our Future

Development Projects

We plan to grow our company through the strategic real estate development projects. Our strategy is to acquire real estate or existing gaming properties in strategic locations and use our development expertise to create mixed use entertainment complexes with amenities that supplement and emphasize the gaming component of the project. Furthermore, we plan to use added value development techniques to maximize the benefits of our existing properties and improve any properties we choose to acquire. For our casinos, particularly those that cater to local players, we believe building entertainment districts that includes gaming, retail and perhaps a multi-family residential component shifts traffic flow and increases population density near our property enhancing our gaming product.

We are continuously looking for opportunities, both domestically and globally to further diversify our geographic footprint and increase shareholder value. Some of the areas in which we are considering expansion include, but are not limited to:

The Gulf Coast – We have assembled a development parcel just south of I-10 in Diamondhead, Mississippi. Subject to gaming and zoning approvals, we hope to develop a casino, hotel, retail and entertainment complex with a town center concept.

Colorado – We own or control a significant area of developable property within the gaming district in Black Hawk, Colorado. We may develop this property to possibly build a new casino, expand one of our existing casinos or add amenities like hotel rooms, entertainment venues or parking that will complement our existing casinos.

In addition, we have assets that we may develop into gaming or other leisure and entertainment venues and complementary uses. In New Kent County, Virginia we own over 600 acres surrounding our race track. This land can be used to expand our facility at Colonial Downs (especially if the Commonwealth of Virginia permits casino gambling at our facility, the only licensed racetrack in Virginia). We have also assembled a 24-acre development site in the heart of downtown Cleveland, Ohio on the west bank of the Cuyahoga River. While the long-term plan for these sites is to expand or create additional gaming facilities, we anticipate exploiting market opportunities to maximize the existing permitted highest and best use for the property we own in order to minimize carrying costs or maximize value.

Seasonality and Weather Conditions

Seasonality and weather conditions can affect our results of operations. Winter travel conditions can adversely affect patronage and revenues at our Colorado and Nevada casinos. Although casino business is not seasonal, levels of gaming activity increase significantly during weekends and holidays, especially holiday weekends. Hurricanes Katrina and Rita temporarily affected our video poker truck stop operations in late 2005, while Hurricanes Gustav and Ike temporarily affected our video poker truck stop operations in late 2008. Similar hurricanes could have a material adverse effect on our Louisiana operations in future years. Our pari-mutuel wagering revenues are higher during scheduled live racing than at other times of the year. Adverse weather conditions can cause cancellation of or curtail attendance at outdoor races, thereby reducing wagering and our revenues. Attendance and wagering at both outdoor races and satellite wagering facilities can be harmed by holidays and other competing seasonal activities.

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

Our Colorado casinos are on opposite sides of Main Street in Black Hawk. Because of their proximity, our Black Hawk casinos compete for some of the same customers. Further, there were 16 other casinos operating in Black Hawk on December 31, 2011. There were approximately 8,600 total gaming devices (slot machines, poker, black jack, craps and roulette tables) in Black Hawk as of December 31, 2011.

Competition in the Black Hawk gaming market, which is the primary gaming market in Colorado, is intense. Large, well-financed companies have entered the Black Hawk and other Colorado markets through the purchase or expansion of existing facilities and others may continue to do so, all of which could materially harm our business, financial condition and results of operations. Ameristar Black Hawk (owned by Ameristar Casinos, Inc.) is directly across Highway 119 from The Lodge and operates approximately 1,550 total gaming devices with new slot product, a new parking garage and refurbished and rebranded dining venues. Ameristar completed construction of a 33 story, 536-room hotel, a convention center and other amenities and facilities in 2009. Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino — all, next to The Lodge, were acquired by Affinity Gaming, LLC in September 2011 and Riviera Black Hawk was acquired by Monarch Casino and Resort, Inc. Each of these operators can be expected to reinvest in their properties and make continuous improvements in their marketing efforts.

Central City is located adjacent to Black Hawk and provides the most direct competition to the gaming establishments in Black Hawk. There were eight casinos operating in Central City with approximately 2,300 total gaming devices as of December 31, 2011. Motorists driving from the Denver metropolitan area have the option of choosing to go either to Black Hawk or Central City without having to drive through the other town.

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

Video Poker Truck Stop Operations. Our Louisiana video poker truck stop operations face competition from land-based and riverboat casinos throughout Louisiana and on the Mississippi Gulf Coast, casinos on Native American lands and other non-casino gaming opportunities within Louisiana. The Louisiana Riverboat Economic Development and Gaming Control Act limits the number of gaming casinos in Louisiana to 15 riverboat casinos statewide and one land-based casino in New Orleans. All 15 available riverboat licenses are issued, however, only 13 are currently operational. The remaining two riverboat casino licenses are held by Pinnacle Entertainment, Inc. (“Pinnacle”) and Creative Casinos, LLC (“Creative Casinos”). Pinnacle is developing a $357 million casino project in Baton Rouge tentatively scheduled to open the third quarter of 2012. In March 2012, Ameristar Casinos, Inc. entered into an agreement to acquire Creative Casinos and its license and is proposing a $500 million project in Lake Charles tentatively scheduled to open in mid-2014.

Our video poker operations also face competition from other video poker truck stops located in surrounding areas, as well as competition from Louisiana horse racing facilities, some of which have been authorized to operate video gaming machines, and restaurants and bars with video gaming machines. As of December 31, 2011, there were 200 video poker truck stops in Louisiana licensed to operate video poker devices.

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

We also compete for wagering dollars with account wagering companies operating both legally and illegally in Virginia. These companies take wagers from Virginians both over the phone and the internet. We believe legislation which went into effect January 1, 2010 provides us with fair compensation for the activities of licensed providers. Unlicensed account wagering companies have lower costs than Colonial and thus are able to attract customers in Virginia with large wagering rebates.

Employees and Labor Relations

As of December 31, 2011, we had approximately 1,100 full-time and part-time employees at our facilities in Black Hawk, Colorado, and Reno, Carson City, and Elko, Nevada, 300 year-round and 400 seasonal employees at our facilities in Virginia and 400 employees at our facilities in Louisiana. Employees include cashiers, dealers, food and beverage service personnel, facilities maintenance, security, valet, accounting, marketing, and personnel services. We consider relations with our employees to be good.

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

The Colorado casinos were granted retail/operator licenses concurrently with their openings. The licenses are subject to continued satisfaction of suitability requirements and must be renewed biyearly. The current licenses for both Colorado casinos were renewed on April 21, 2011. There can be no assurance that the Colorado casinos can successfully renew their licenses in a timely manner every other year.

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

Prior to July 2, 2009, Colorado casinos could operate only between 8:00 a.m. and 2:00 a.m. Slot machines, black jack, poker and other approved variations of those games and video poker were the only permitted games, with a maximum single wager of $5. On November 4, 2008, Colorado Amendment 50 was approved by Colorado voters and was subsequently voted upon and approved by each of the three gaming towns in Colorado (Black Hawk, Central City and Cripple Creek). The new gaming rules, which became effective on July 2, 2009 at Colorado casinos, allowed for the introduction of craps and roulette, increased the maximum single wager limit to $100, allows 24-hour gaming operations, and prohibit changes in existing tax levels (currently, a series of graduated tax rates, with a maximum gaming tax rate of 19% on adjusted gross proceeds over $13 million) unless such changes are approved by a statewide vote. For further discussion, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The 2009 amendment did not affect constitutional restrictions on the percentage of space a casino may use for gaming – 50% of any floor and 35% of the overall square footage of the building in which the casino is located. Also, it did not change the age-related restrictions for casinos, namely, that only individuals who are 21 years or older may gamble or consume alcohol on the casino premises. Finally, Colorado casinos may not extend credit to any gaming patrons.

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

The Nevada Gaming Subsidiaries have been licensed by the Nevada Gaming Authorities as corporate licensees. Gaming licenses require the periodic payment of fees and taxes and are not transferable. Jacobs Entertainment’s parent company, Jacobs Investments, Inc. (“Jacobs Investments” or “JII”), has been registered by the Nevada Commission as a holding company and has been found suitable to own Jacobs Entertainment’s stock. Black Hawk Gaming has been registered by the Nevada Commission as an intermediary company and has been found suitable to own the stock of Gold Dust West. Jacobs Entertainment has been registered by the Nevada Commission as a publicly traded corporation (a “Registered Corporation”) and has been found suitable as the sole shareholder of Black Hawk Gaming, Piñon Plaza and Elko. Registered Corporations, registered intermediary companies, and corporate licensees are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. Substantially all material loans, leases, sales of securities and similar financing transactions by Jacobs Investments, Jacobs Entertainment, Black Hawk Gaming, and the Nevada Gaming Subsidiaries must be reported to or approved by the Nevada Commission. No person may become a more than 5% stockholder of, or holder of a more than 5% interest in, or receive any percentage of profits from a corporate licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. No person may become a 5% or less stockholder or interest holder in a corporate licensee without registering with the Nevada Gaming Authorities. The controlling shareholders, directors and certain officers of Jacobs Investments, Jacobs Entertainment, Black Hawk Gaming, and the Nevada Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses that are required in order to engage in gaming activities in Reno, Carson City and Elko, Nevada.

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

Jacobs Investments, Jacobs Entertainment and Black Hawk Gaming may not make a public offering without the prior approval of the Nevada Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. On September 22, 2011, the Nevada Commission granted Jacobs Entertainment prior approval to make public offerings for a period of two years, subject to certain conditions (the “Shelf Approval”). The Shelf Approval also applies to any affiliated company wholly owned by Jacobs Entertainment which is a publicly traded corporation or would become a publicly traded corporation pursuant to a public offering. The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by any of the Nevada Gaming Authorities as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.

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

Operating video draw poker devices at video poker truck stops in Louisiana requires both an establishment license and a device owner license. The establishment license permits the placement by a licensed device owner of video draw poker devices on the licensed premises. A device owner license permits the licensed entity to place and operate video draw poker devices at licensed establishments. In many cases, an establishment licensed for the placement of video draw poker devices will contract with a licensed device owner for video draw poker device placement services for a percentage of the video draw poker revenues. A licensed establishment may also, however, be a licensed device owner. A licensed device owner entity must be majority-owned by a person or persons who have resided within the State of Louisiana for a period of two years.

Licensed establishments in Louisiana may be a restaurant, bar, motel or hotel, a Louisiana State Racing Commission licensed pari-mutuel wagering facility, a Louisiana State Racing Commission licensed satellite wagering facility, or a qualified video poker truck stop. Generally, a licensed establishment pays to a device owner a percentage of the net device revenues generated by video draw poker devices placed at its business premises. There is no law that governs the minimum amount that a device owner must be compensated for its services.

Restaurants and bars may contain up to three video draw poker devices and a hotel or motel may have three video draw poker devices in each of its lounges and restaurants licensed to sell alcoholic beverages, up to a total of twelve for each hotel or motel. A pari-mutuel wagering facility and a licensed satellite wagering facility may have an unlimited number of video draw poker devices. A video poker truck stop may have up to fifty video draw poker devices, with the number being determined by the amount of fuel sales of the video poker truck stop.

A restaurant, bar, motel or hotel, pari-mutuel wagering facility, and satellite wagering facility pays an initial non-refundable licensing and processing fee of $1,100. A video poker truck stop pays an initial licensing and processing fee of $10,100. A license must be renewed every five years but a renewal fee is required each year. The non-refundable annual renewal and processing fee for a restaurant, bar, motel or hotel, pari-mutuel wagering facility, and satellite wagering facility is $200. The non-refundable annual renewal and processing fee for a video poker truck stop is $1,100.

In addition to the licensing fee, the device owner collects all funds deposited in each video draw poker device and is required to remit to the State of Louisiana on a bi-weekly basis a franchise payment in an amount equal to a percentage of the net device revenue derived from the operation of each video draw poker device owned by him. The amount of the percentage is based on the type of licensed establishment authorized by the Board for the placement of video draw poker devices, as follows: (i) a restaurant, bar, tavern, cocktail lounge, club, motel, or hotel—26%; (ii) a qualified video poker truck stop—32.5%; and (iii) a pari-mutuel wagering facility or satellite wagering facility—22.5%.

The number of video draw poker devices permissible in a qualified video poker truck stop is based on average monthly fuel sales, as follows: (i) 100,000 gallons of fuel, of which at least 40,000 gallons are diesel—not more than 50 devices; (ii) 75,000 gallons of fuel, of which at least 30,000 gallons are diesel—not more than 40 devices; and (iii) 50,000 gallons of fuel, of which at least 10,000 are diesel—not more than 35 devices. Compliance with the foregoing thresholds is measured quarterly for the first year of operation and, thereafter, is measured annually. Once licensed, if a video poker truck stop sells less than an average of 50,000 gallons per month but more than 25,000 gallons per month in any calendar year, the video poker truck stop will not be permitted to operate any video draw poker devices in the following calendar year. A qualified video poker truck stop that sells less than an average of 25,000 gallons per month in any calendar year will be subject to revocation of its video draw poker license. Bulk sales or transfers may not be used to calculate monthly averages. Fuel facilities may, however, offer fuel for sale at a lower price (a) when motor fuel is sold upon the final liquidation of a business; (b) when motor fuel is advertised, offered for sale, or sold by any fiduciary or other officer under the order or direction of any court; (c) when motor fuel is sold for promotional purposes limited to a grand opening, an annual anniversary, or an annual customer appreciation day sale, each of which does not exceed three consecutive days; and (d) when motor fuel is sold in a good faith effort to meet the legal price of a competitor. Louisiana law creates a presumption that a fuel facility will not violate the price requirement when it sells fuel below the required price to meet the price of a competitor if it makes a bona fide effort to determine the legality of the price of such competitor and determines in good faith that the competitor’s price is a legal price.

In addition, under the act, a qualified video poker truck stop is required to have at least five developed contiguous acres and sell fuel, lubricating oil, and other vehicular merchandise, such as batteries, tires, or vehicle parts for eighteen-wheel tractor-trailers, and also meet all of the following criteria: (i) it must be located adjacent to a major state or interstate highway, as defined by the Board (within 2,000 feet of a major state highway or U.S. interstate highway); (ii) it must have an on-site restaurant with all of the following features: (a) provides seating for at least 50 patrons; (b) provides full table service for sit-down meals; (c) is open 12 hours a day; (d) offers a varied menu; and (e) operates a fully equipped kitchen which includes, but is not limited to, a range oven and refrigerated storage appliances used for the preparation of foods for on-premises or immediate consumption; (iii) it must have parking areas with each of the following: (a) a stable parking area for at least 50 18-wheel tractor-trailer motor vehicles, either paved or concrete (or otherwise certified and approved), to support 18-wheel tractor- trailer motor vehicles and their loads, constructed according to industry specifications, subject to approval by the Board and the Division; (b) parking of sufficient size is allowed for safe ingress and egress; and (c) parking areas for other vehicles around business entrance ways and exits shall not constitute parking areas for 18-wheel tractor-trailer motor vehicles; (iv) it must sell diesel and gasoline fuel; (v) it must have on-site repair service facilities for 18-wheel tractor-trailer motor vehicles which facility may be in the form of a contract services business which regularly performs this type of service; (vi) it must have at least four of the following amenities: (a) a separate truckers’ television lounge; (b) a full service laundry facility located in a convenient area for truckers’ use; (c) private showers for men and women, not located in an area open to general public restroom facilities; (d) a travel store with items commonly referred to as truckers’ supplies (items commonly used only by commercial motor vehicles); (e) truck scales; (f) separate truckers’ telephones; and (g) permanent storage facilities for fuel; (vii) it must have an area separated for adult patronage only; and (viii) it must have, if available, a Class A—General retail permit or a Class A—Restaurant permit, as defined in Part II of Chapter 1 or Part II of Chapter 2 of Title 26 of the Louisiana Revised Statutes of 1950, to serve or sell alcoholic beverages for on-premises consumption and be owned and leased by a person who meets all personal qualifications for such permit. In light of Hurricane Katrina and other recent events, the Louisiana legislature put in place exceptions to the amenities requirements and fuel requirements that allow qualified video poker truck stop licensees to operate casinos with a previously approved number of gaming devices, notwithstanding certain non-compliance with the amenities or fuel requirements. The exceptions may apply, depending on the circumstances and as determined by the Division, if the non-compliance is caused by force majeure, expropriation by political subdivision, road construction or other non-commercial circumstances that directly affect compliance. An owner or lessor of a qualified video poker truck stop may lease or sublease any restaurant, convenience store, fuel facility, or any other business operation located on the premises of the qualified video poker truck stop to another person, provided that such person executes a written lease which contains a requirement that the lessee or sublessee comply with the laws and regulations which govern the operation of video draw poker devices. If such lease or sublease is granted, the owner or lessor of such qualified video poker truck stop shall maintain ultimate supervision and control of that entire video poker truck stop premises.

Additionally, no license can be granted to any video poker truck stop located, at the time application is made for a license to operate video draw poker devices, within five hundred feet of any property that is on the National Historic Registry, any public playground, or a building used exclusively as a church, synagogue, public library or school. In addition, no license shall be issued for any video poker truck stop unless previously applied for or licensed as of January 1, 2008, located, at the time application is made for a license to operate video draw poker devices, within two thousand five hundred feet of any property that is on the National Historic Registry, any public playground, or a building used exclusively as a church, synagogue, public library, or school unless the applicant for the license has applied prior to January 1, 2008, with the local governing authority of the parish where the video poker truck stop is located for a certificate of compliance with applicable zoning ordinances and building codes and a statement of approval for the operation of video draw poker devices at a video poker truck stop or has applied with the appropriate authority for a building permit prior to January 1, 2008. Moreover, no license shall be issued for any video poker truck stop unless previously applied for or licensed as of June 1, 2010, for facilities located, at the time of application, within one mile of any residential property or any property that is on the National Historic Registry, any public playground, or a building used exclusively as a church, synagogue, public library or school unless the applicant for the license has applied prior to June 1, 2010 with the local governing authority of the parish where the video poker truck stop is located for a certificate of compliance with applicable zoning ordinances and building codes and statement of approval for the operation of video draw poker devices at the location or has applied with the appropriate authority for a building permit prior to June 1, 2010. In such instance, residential property is any property wholly or partly used for or intended to be used for living or sleeping with one or more rooms, including a bathroom and complete kitchen facilities, and includes mobile home or manufactured housing, provided that such mobile home or manufactured housing has been in its present location for at least 60 days.

All suitability information and applications required to be submitted with respect to the 21 Louisiana video poker truck stops currently owned by us, as well as the video poker truck stop in which we share in the revenue, have been submitted to the Board and the Division. All applications submitted have been approved and none are currently pending. However, because the Board and the Division conduct a new suitability investigation in connection with each acquisition of a facility at which video gaming devices are to be operated, regardless of prior approvals, there can be no guarantee that a suitability approval will ultimately result with respect to the video poker truck stops that we propose to acquire.

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

The licenses issued by the Virginia Racing Commission to Colonial for the racetrack and its satellite wagering facilities are for a period of not less than 20 years, but are subject to annual review by the Virginia Racing Commission. It is possible that such licenses will not be renewed or that such licenses could be suspended or revoked by the Virginia Racing Commission for violations of the Virginia Racing Act or Virginia Racing Commission rules. We also hold an advance deposit account wagering license that is renewable annually. Our current advance deposit account wagering license expires December 31, 2012.

We have an agreement with the VHHA that expires December 31, 2014 and an agreement with the VaHBPA that expires December 31, 2012.

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

Alcohol regulation within the State of Louisiana is performed primarily by the Office of Alcohol and Tobacco Control (the “Board”). The Commissioner of the Board is given broad discretion in the granting and denial of state alcohol permits. While permits are issued on a state level, the local municipality is also permitted to provide for concurrent local licensing. The state alcohol regulatory scheme is contained at Title 26:1 of the Louisiana Revised Statutes (hereinafter referred to as the “act”). Generally, no permit may be issued if the applicable premises is located three hundred feet or less, as fixed and determined by the local municipal ordinance, of a public playground or of a building used exclusively as a church or synagogue, public library, school, full-time daycare center or corrections facility housing inmates, including but not limited to, a halfway house. Louisiana parishes may enact ordinances extending the distance between the applicable premises and the property line of such locations to 500 feet. Local municipalities are also permitted to regulate the opening and closing hours of permitted businesses as well as to prohibit the sale of alcoholic beverages altogether by referendum vote of the people within the municipality. A local municipality may also regulate via zoning designations the permissibility or prohibition of the permitting of businesses that sell alcoholic beverages within that municipality. All of our video poker truck stops are currently licensed by the applicable state and local alcohol licensing authorities.

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

Taxation

Gaming operators in Colorado are subject to state and local taxes and fees in addition to ordinary federal and state income taxes. The City of Black Hawk has imposed an annual license fee, currently $750, for each gaming device installed in a casino. In addition, Colorado has a tax on gross gaming revenue (also called “adjusted gross proceeds”) being generally defined as the total amount wagered less the total amount paid out in prizes. The following tax structure has been in effect since July 1, 2011:

Tax as Percentage of	Annual Amount of Adjusted
Adjusted Gross Proceeds	Gross Proceeds
0.2375%	$0	—	2,000,000
1.90%	2,000,001	—	5,000,000
8.55%	5,000,001	—	8,000,000
10.45%	8,000,001	—	10,000,000
15.20%	10,000,001	—	13,000,000
19.00%	13,000,001		and above

Both of JEI’s Colorado casinos are subject to the maximum rate. Neither the Colorado Constitution nor the gaming statutes require that gaming tax rates be graduated, as they currently are. However, with the passage of Colorado Amendment 50, gaming tax levels can only be increased (by means of either an increase in the applicable marginal tax rate(s) or a decrease in the applicable dollar threshold(s) at which particular rates become effective) with prior voter approval.

In Nevada, license fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada, Washoe, Carson City, and Elko Counties and the Cities of Reno, Carson City, and Elko. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A live entertainment tax is also paid by casino operations where entertainment is furnished in connection with an admissions charge or the selling or serving of food or refreshments or the selling of merchandise. Presently the state tax in Nevada on adjusted gross revenue from gaming is 6.75% on gross revenues in excess of $134,000.

In March 2008, the Nevada Supreme Court ruled that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees were exempt from use tax. Recently, the Nevada Department of Taxation has asserted that gaming companies should pay sales tax on customer complimentary meals and employee meals on a prospective basis. This position stems from a recent Nevada Tax Commission decision which states that complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. A petition for judicial review of the Nevada Tax Commission decision has been filed in Clark County District Court. We are currently evaluating whether or not to accrue tax prospectively as it disagrees with the position asserted by the Nevada Department of Taxation. The resolution of this matter is not expected to have a material impact on our consolidated financial statements.

Video gaming operators in video poker truck stops in Louisiana are subject to state and local taxes and fees in addition to ordinary federal and state income taxes. The state of Louisiana has imposed a “gaming franchise fee” of 32.5% of the net device revenue from each video gaming device located at a video poker truck stop. The net device revenue is the amount remaining after all winnings have been paid. This franchise fee is collected twice per month by the Louisiana state police based on the data that is provided directly to them from the devices. There is also an annual state establishment license fee of $1,100. In addition, the state imposes a device operation fee of $1,000 per year per device, which is paid quarterly, and each parish imposes an annual occupational license tax of approximately $50 per device.

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

We have a significant amount of indebtedness. As of December 31, 2011, we had total indebtedness of $284.7 million, excluding accounts payable, accrued expenses and other noncurrent liabilities, and total equity of $16.0 million. Our substantial indebtedness could have considerable consequences. For example, it could:

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

Our debt becomes due at various times between 2013 and 2014. We intend to refinance all of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all. See Note 5 to our Consolidated Financial Statements.

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

Casino Operations. Our casino operations are conducted in Black Hawk, Colorado, and Reno, Carson City, and Elko, Nevada. Competition in the Black Hawk gaming market, which is the primary gaming market in Colorado, is intense. In addition, large, well-financed companies have entered the Black Hawk and other Colorado markets through the purchase or expansion of existing facilities and others may continue to do so, all of which could materially harm our business, financial condition and results of operations. For example:

•	the market deterioration at Colorado’s horse track and three dog tracks has reinvigorated efforts to authorize video lottery terminals, slot machines, so-called “instant racing machines” or other types of gaming at these venues and at the state’s off-track betting facilities. A bill introduced in the Colorado legislature in February 2012 proposes the placement of up to 2,500 video lottery terminals at each of three tracks – one on the Front Range, one near Pueblo and one on the Western Slope. The pressure on Colorado state government to generate non-tax revenue to help offset continuing state revenue declines is substantial, and policy makers view gaming expansion as a source of such added tax revenue. If authorization of any form of expanded gambling is granted by the Colorado Lottery Division, the Colorado state legislature, or the voters, it would have a material adverse effect on gaming revenues in Black Hawk and at The Lodge and Gilpin casinos;

•	Ameristar Black Hawk, owned by Ameristar Casinos, Inc. (“Ameristar”), is directly across Highway 119 from The Lodge and operates approximately 1,550 total gaming devices with new slot product, a new parking garage and refurbished and rebranded dining venues. Ameristar completed construction of a 33 story, 536-room hotel, a convention center and other amenities and facilities in 2009. In all respects, Ameristar is a fierce competitor in gaming markets in which it operates;

•	Mardi Gras Casino, Golden Gates Casino and Golden Gulch Casino, all next to The Lodge, were acquired by Affinity Gaming, LLC in September 2011 and Riviera Black Hawk was acquired by Monarch Casino and Resort, Inc. We expect the new owners to improve their respective properties and implement new marketing programs;

•	Isle of Capri Casinos, Inc. owns Lady Luck Casino Black Hawk, across the street from its existing facility, and in 2005 completed a major renovation and expansion project physically linking the two properties. The combined casinos are the largest in Black Hawk with approximately 1,650 total gaming devices, 402 hotel rooms and 2,300 parking spaces; and

•	in the past, the Cheyenne and Arapahoe Indian tribes have claimed significant treaty rights to land in Colorado have pursued a plan to exchange those rights for land east of the Denver metropolitan area on which to build and operate a large casino gaming facility. This project appears to be dormant at present. If it is renewed, or if another tribe seeks approval from the United States Department of Interior to secure other land in the state on which it does not now reside and to which it does not now have legal title, and if any such effort obtains all necessary federal, state, and local governmental approvals, it could have a material adverse effect on gaming revenues in Black Hawk and at The Lodge and Gilpin casinos.

In addition to competing with other gaming facilities in Colorado as described above, we compete for both customers and potential future gaming sites, with gaming companies nationwide, including casinos in Nevada and several other states, and casinos on Native American lands in several states, many of which have substantially greater financial resources and experience in the gaming business. The expansion of legalized casino gaming to new jurisdictions throughout the United States may also affect competitive conditions.

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

Louisiana Video Poker Truck Stop Operations. Our video poker truck stops compete with other video poker truck stops located in Louisiana and other forms of gaming, such as land-based, riverboat and Native American casinos, as well as slot machines located at horseracing tracks and video poker machines located in bars, restaurants, hotels, off-track wagering facilities and bingo parlors. There were 200 licensed video poker truck stops in Louisiana at December 31, 2011, which is a 1.5% increase over December 31, 2010.

Pari-Mutuel Wagering Operations. We operate a racetrack in New Kent, Virginia, and ten off-track wagering facilities located in Alberta, Chesapeake, Hampton, Henrico, Martinsville, Weber City, Vinton, and three in Richmond, Virginia. Similarly, the expansion of other forms of gaming in neighboring states, such as table games in West Virginia and slot machines in Maryland, could have an adverse effect on our performance.

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

We compete for wagering dollars and simulcast fees with live racing and races simulcast from racetracks in other states, particularly racetracks in neighboring states such as Charles Town in West Virginia, Pimlico Race Course and Laurel Park in Maryland, and Delaware Park in Delaware. We also compete for wagering dollars with account wagering companies operating both legally and illegally in Virginia. These companies take wagers from Virginians both over the phone and the internet. We believe legislation which went into effect January 1, 2010 provides us with fair compensation for the activities of licensed providers. Unlicensed account wagering companies have lower costs than Colonial Downs and thus are able to attract customers in Virginia with large wagering rebates.

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

Potential Changes in Regulatory Environment. From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming or wagering operations in the jurisdictions in which we operate. Any expansion of gaming or wagering or restriction on or prohibition of our gaming or wagering operations could materially harm our business, financial condition and results of operations. In particular in Colorado, there have been repeated attempts to expand gambling beyond Black Hawk, Central City and Cripple Creek to other towns, racetracks, bingo halls, and tribal gaming through legislation, ballot initiatives, and administrative action by state or local agencies and this is a continued competitive threat to us. Periodic changes to the membership of the Colorado Limited Gaming Control Commission (including the July 2011 removal and replacement of all of the Colorado Limited Gaming Control Commission’s Commissioners by the Colorado Governor) and turnover in the office of the governor of Colorado (the appointing authority for both the members of the Gaming Commission and the executive director of the Department of Revenue which oversees the Gaming Commission) could also affect our operations.

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

All of our equity securities are presently owned by Jacobs Investments, Inc. (“JII”). Jeffrey P. Jacobs, our Chairman and Chief Executive Officer, and his family trusts own all of JII’s equity securities. JII has the ability to significantly influence our affairs, including the election of our directors and transactions including mergers, consolidations or sales of assets. Although Mr. Jacobs has agreed not to pursue any U.S. casino or gaming activities while our senior notes are outstanding except through us (excepting investments in publicly traded companies and his involvement therein), he is allowed to purchase and own additional video poker truck stops in Louisiana which we have the right to buy. Any such activities by him could be competitive with our operations in that state.

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

Acts of terrorism and war, natural and man-made disasters, economic conditions, seasonality and weather conditions could affect our operations.

Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. We cannot predict the extent to which terrorism, security alerts or war, or hostilities in Iraq and Afghanistan and other countries throughout the world will continue to directly or indirectly impact our business and operating results. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. Given current conditions in the global insurance markets, we are substantially uninsured for losses and interruptions caused by terrorist acts and acts of war. If any such event were to affect our properties, we would likely be adversely impacted.

Our business, financial condition and results of operations may be harmed by general and local economic conditions. If the U.S. economy or the local economy in a market in which we operate suffers a downturn, or if there is a global economic or financial crisis, our properties could be harmed as the disposable income of consumers or their willingness to patronize our operations declines, resulting in a decrease in the number of patrons at our properties or a decrease in the amount that patrons are willing to wager.

In addition, seasonality and weather conditions can affect our results of operations. Winter travel conditions can adversely affect patronage and revenues at our Colorado and Nevada casinos. Although casino business is not seasonal, levels of gaming activity increase significantly during weekends and holidays, especially holiday weekends. Hurricanes Katrina and Rita temporarily affected our video poker truck stop operations in late 2005, while Hurricanes Gustav and Ike temporarily affected our video poker truck stop operations in late 2008. Similar hurricanes could have a material adverse effect on our Louisiana operations in future years. Our pari-mutuel wagering revenues are higher during scheduled live racing than at other times of the year. Adverse weather conditions can cause cancellation of or curtail attendance at outdoor races, thereby reducing wagering and our revenues. Attendance and wagering at both outdoor races and satellite wagering facilities can be harmed by holidays and other competing seasonal activities.

We depend on agreements with Colonial’s horsemen to operate our racing and wagering business.

The Federal Interstate Horseracing Act and the Virginia Racing Act require Colonial to have written agreements with representative Virginia horsemen’s groups in order to simulcast races. We have an agreement with the VHHA that expires December 31, 2014 and an agreement with the VaHBPA that expires December 31, 2012.

Energy price increases may adversely affect our costs and our revenues.

Our casino and horse racing and pari-mutuel wagering operations use significant amounts of electricity and other forms of energy. Any substantial increase in the cost of the forms of energy we use may negatively affect our results of operations. In addition, consumer energy or gasoline price increases may reduce the disposable income of our potential customers or their willingness to patronize our operations and correspondingly reduce our patronage and revenues. Furthermore, a fuel price increase may impact fuel sales in Louisiana, making it more difficult to meet minimum fuel sale requirements which in turn could limit (or eliminate entirely) the number of video gaming devices we can operate at any given video poker truck stop.

Our business, financial condition, and results of operations may be harmed by union efforts to organize our employees.

Our employees are not covered by collective bargaining agreements. If a union seeks to organize any of our employees, we could experience disruption in our business and incur significant costs, both of which could have a material adverse effect on our results of operation and financial condition. If a union were successful in organizing any of our employees, we could experience significant increases in our labor costs which could also have a material adverse effect on our business, financial condition, and results of operations.

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

We operate video poker truck stops in Louisiana and handle large volumes of gasoline and diesel fuel, including the dispensing of fuel and storage in underground storage tanks. Failure to operate properly, accidents or casualties could lead to material environmental liability and may adversely affect our financial condition.

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

We believe that a substantial majority of the slot machines sold in the U.S. in 2011 were manufactured by a few select companies. In addition, we believe that one company in particular provided a majority of all slot machines sold in the U.S. in 2011.

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

In November 2006, a ballot initiative listed as Question 5 and entitled the “Nevada Clean Indoor Air Act” (the “Question 5”) was approved by a majority of Nevada voters. Question 5 restricts smoking in all indoor public places of employment with certain exceptions. Among the exceptions enumerated in Question 5 were the gaming areas of casinos and “stand alone” bars, taverns and saloons that do not serve meals. In 2011, the Nevada Legislature relaxed the requirements of Question 5 with Assembly Bill 271 in which the types of bars in which smoking is allowed was expanded to include those with food service. If future ballot initiatives or anti-smoking legislation are passed in Nevada removing or restricting these exceptions to Question 5, there could be a resulting material adverse effect on our business.

In 2009, a bill was introduced in the Louisiana state legislature that would ban smoking in bars and casinos in Louisiana. The bill failed by a large margin. A similar bill banning smoking in certain free-standing casinos, riverboat casinos and racetrack slot parlors, but excluded video poker truck stops, was introduced in the Louisiana state legislature in 2010, but died in committee. In 2011, the Louisiana legislature rejected a bill to ban smoking in bars. If anti-smoking legislation is passed in Louisiana, there could be a resulting material adverse effect on our business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

See “Our Properties and Operations” in Item 1 above for a description of the location and general character of our principal properties. Each of our properties is subject to liens and encumbrances securing our senior credit facility. See Note 5 to our Consolidated Financial Statements included elsewhere herein.

Item 3. Legal Proceedings.

We are involved in routine litigation arising in the ordinary course of our business pertaining to workers’ compensation claims, equal opportunity employment issues, or guest injury claims. All such claims are routinely turned over to our insurance providers. None of the claims is expected to have a material impact on our financial position, results of operations or cash flows. We believe these matters are covered by appropriate insurance policies. See Note 8 to our Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

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

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with our management’s discussion and analysis of financial condition and results of operations and our consolidated financial statements and related notes thereto appearing elsewhere in this report. The consolidated statements of operations data and the consolidated balance sheet data are derived from our consolidated financial statements. The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance. The consolidated financial statements and the accompanying management’s discussion and analysis of financial condition and results of operations presented in this Form 10-K have been retroactively adjusted to include the operations of Flats Development, Inc. from the earliest period presented. See Note 4 to our Consolidated Financial Statements.

	As of and for the Year Ended December 31,
	2011		2010 (As adjusted, see Note 4 of Financial Statements)		2009 (As adjusted, see Note 4 of Financial Statements)		2008 (As adjusted)		2007 (As adjusted)
	(Dollars In Thousands, except Distributions per Common Share)
Statements of Operations Data:(1)
Net revenues	$379,945		$351,956		$336,572		$393,328		$375,187
Total costs and expenses	359,398		323,172		311,744		369,950		347,534

Operating income	20,547		28,784		24,828		23,378		27,653
Interest expense, net	(26,142)		(26,832)		(26,355)		(28,945)		(30,095)

Net (loss) income	$(5,595)		$1,952		$(1,527)		$(5,567)		$(2,442)

Balance Sheet Data (end of period):(1)
Current assets	$37,531		$38,762		$38,327		$36,064		$38,449
Total assets	329,822		349,338		360,553		368,189		383,566
Current liabilities	40,177		49,003		46,704		49,207		40,781
Long-term debt, capital lease obligations and other liabilities	273,674		282,806		295,360		296,406		315,218
Equity	15,971		17,529		18,489		22,576		27,567
Financial Data
Ratio of earnings to fixed charges(2)	0.80	x	1.07	x	0.95	x	0.82	x	0.92	x
Distributions Declared per Common Share	$11,303		$2,533		$2,163		$1,203		$10,962

(1)	See a discussion of our recent acquisition activities in Note 4 and our debt issuances in Note 5 to our Consolidated Financial Statements.
(2)	The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. Earnings consist of income (loss) before income taxes and noncontrolling interest, plus fixed charges and amortization of capitalized interest, less interest capitalized during the period. Fixed charges consist of interest on indebtedness (whether expensed or capitalized), amortization of deferred financing costs, discounts and premiums and that portion of rental expense that we believe is representative of interest. For the years ended December 31, 2011, 2009, 2008 and 2007, we had a deficiency of $5,520, $1,462, $5,492 and $2,526, respectively, in earnings to fixed charges.

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

TABLE OF CONTENTS:

A. Company background

We are a developer, owner and operator of gaming, pari-mutuel wagering, leisure and entertainment facilities throughout the United States, with properties located in Colorado, Nevada, Louisiana and Virginia. We own and operate two casinos in Colorado and three casinos in Nevada, 21 video poker truck stops in Louisiana and a horse racing track with ten satellite wagering facilities in Virginia (one of which is temporarily closed). In addition, we are party to an agreement that entitles us to a portion of the gaming revenues from an additional video poker truck stop.

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

B. Significant transactions occurring during the year ended December 31, 2011

Acquisitions – Nautica Properties

On January 18, 2011, we acquired a Nautica Properties based parking lot business and its related assets referred to as “Nautica Phase 2” for $1.25 million. Our Chief Executive Officer (“CEO”) controlled the business. The acquisition of this business has been accounted for as a combination of entities under common control. The portion of Nautica Phase 2 acquired from our CEO has been recorded at the historical cost bases in the assets and liabilities transferred and the portion of Nautica Phase 2 acquired from third parties has been recorded at fair value at the acquisition date using the acquisition method of accounting. See Note 4 to our Consolidated Financial Statements.

On October 3, 2011, we acquired a Nautica Properties based parking lot business and its related assets referred to as “Sycamore & Main” for $1.1 million. Our CEO controlled the business. The acquisition of Sycamore & Main and its parking lot business was accounted for as a combination of entities under common control. Therefore, the acquisition has been recorded at the historical cost bases in the assets and liabilities transferred. See Note 4 to our Consolidated Financial Statements.

On October 28, 2011, we acquired a Nautica Properties based parking lot business and its related assets referred to as “Nautica Peninsula Land” for $1.0 million. Our CEO controlled the business. The acquisition of this business has been accounted for as a combination of entities under common control. The portion of Nautica Peninsula Land acquired from our CEO has been recorded at the historical cost bases in the assets and liabilities transferred and the portion of Nautica Peninsula Land acquired from third parties has been recorded at fair value at the acquisition date using the acquisition method of accounting. See Note 4 to our Consolidated Financial Statements.

Acquisitions – Video Poker Truck Stops

On January 31, 2011, we acquired two video poker truck stops in Louisiana, Cash Magic Springhill, LLC (“Springhill”) and Cash Magic Vivian, LLC (“Vivian”), for $5.5 million and $4.9 million, respectively, which were previously wholly owned by another JII subsidiary, Gameco Holdings, Inc. (“Gameco”), an entity under common control and with common management. On March 31, 2011, we acquired one additional video poker truck stop in Louisiana, Jalou Forest Gold, LLC (“Forest Gold”), for $3.0 million, which was also previously wholly owned by Gameco. The acquisitions of these video poker truck stops have been accounted for as combinations of entities under common control. Accordingly, the accompanying consolidated financial statements and the accompanying management’s discussion and analysis of financial condition and results of operations presented in this Form 10-K have been retroactively adjusted to include the operations of these businesses, along with the Nautica Property acquisitions, from January 1, 2009. See Note 4 to our Consolidated Financial Statements.

C. Subsequent events

Amendment to Credit Agreement

On February 23, 2012, we entered into a second amendment and restatement agreement to our credit facility (the “Restated Credit Agreement”). The Restated Credit Agreement extended the maturity of $45 million of our term loans and $37 million of our revolving loan commitments to December 16, 2013, among other minor amendments. In addition, we increased our revolver capacity to $40 million. We are required to pay down $11.75 million of term loans on or before the June 16, 2012 maturity date. We also have the right to borrow an additional $12 million of term loans under the Restated Credit Agreement if we choose, so long as the total indebtedness under the Restated Credit Agreement does not exceed $96.75 million.

As a result of the Restated Credit Agreement, our interest rate will increase by 0.25% on the loans that mature on December 16, 2013. As such, the interest rate on the drawn revolving loan balance will increase by 0.25%, the interest rate on the $11.75 million of term loans that mature June 16, 2012 will remain 3% above LIBOR, and the $45 million of term loans that mature December 16, 2013 will have an interest rate of 3.25% above LIBOR. See Note 5 to our Consolidated Financial Statements.

Black Hawk, Colorado

On February 24, 2012, we entered into a real estate sales contract with Dakota Blackhawk, LLC and Miner’s Mesa Development, LLC wherein we agreed to purchase approximately 45 acres of land located in the City of Black Hawk, Colorado (with approximately 1 acre within the casino gaming district) for an aggregate purchase price of $7.5 million. The transaction is expected to close on or before January 31, 2013.

D. Overview and discussion of our operations

Our CEO is our chief operating decision maker. As of December 31, 2011, we had four segments representing the geographic regions of our operations: Colorado, Nevada, Louisiana and Virginia. Each segment is managed separately because of the unique characteristics of its revenue stream and customer base. We have aggregated our operations into these four segments based on similarities in the nature of the properties’ businesses, customers and regulatory environment in which each property operates. The Colorado segment consists of The Lodge and Gilpin casinos. Our Nevada segment includes the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos. The Louisiana operations consist of video poker truck stops, and the Virginia segment consists of Colonial’s pari-mutuel operations and satellite wagering facilities.

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

In addition to the above performance measurements, we pay particular attention to our monthly and annual cash flow. Our business is sensitive to shifts in volumes and levels of activity and we find it necessary to monitor our cash levels closely. Every six months (June 15 and December 15) we have a cash interest payment due on our $210 million senior unsecured notes amounting to $10.2 million. Additionally, we currently have $56.8 million outstanding on our senior secured credit facility with interest due at varying intervals. As of December 31, 2011, $14.9 million was outstanding on the $40 million senior secured revolving credit facility we have with a bank group on which we can draw as needed in order to augment the cash flow we generate from operations. This is generally a function of the timing of generating cash from operations coupled with the amount of cash we need to run the business—i.e., our cash inventory. Presently, we estimate that we require approximately $15 million of cash inventory to operate our properties. See also Section H, “Liquidity and Capital Resources.”

Colorado

Our Colorado operations consist of The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Casino (“Gilpin”), both of which are located in Black Hawk, Colorado. The competitive aspects of the market in Black Hawk continue to be a significant factor in our operations. At December 31, 2011, there were approximately 8,400 slot machines in the city of Black Hawk. We had 1,364 slot machines in this market (985 at The Lodge and 379 at the Gilpin), which represented approximately 16% of the total slot machines in Black Hawk. Additionally, there were 195 table games in the city of Black Hawk. We had 42 table games in this market (36 at The Lodge and 6 at the Gilpin), which represented approximately 22% of the total table games in Black Hawk. On March 15, 2010, we closed the Gilpin poker room.

For the year ended December 31, 2011, our gross gaming revenues at The Lodge and the Gilpin totaled $108.0 million, which represented 20% of the total gaming revenues in Black Hawk. The overall Black Hawk market gross gaming revenues decreased by 1.5% in 2011 over 2010. However, total slot devices in Black Hawk increased by 3% while table games increased by 5%. We achieved 120% efficiencies (our percentage of the gross gaming revenues divided by our percentage of the gaming devices) within the market for 2011. We follow our efficiency level very closely as we believe this is a useful measure of how well we are performing within the market.

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

At December 31, 2011, Reno had approximately 11,600 gaming devices, of which Gold Dust West-Reno had 483 devices, or 4% of the market. For the year ended December 31, 2011, our gross gaming revenues were 4% of the Reno market, with an efficiency rate of 99.7%.

Since its acquisition in June 2006, Gold Dust West-Carson City, has undergone major renovations and changes to the operations. The Carson City area (state capital) is 30 miles south of Reno and services the areas of Dayton, Gardnerville and Minden surrounding it with a total population base of 60,000 plus. The area had approximately 4,300 gaming devices of which Gold Dust West-Carson City had 396 (9% of total devices). For the year ended December 31, 2011, our efficiency rate was 92%.

At December 31, 2011, Gold Dust West-Elko had 355 gaming devices, representing approximately 12% of the total devices in the market. For the year ended December 31, 2011, our gross gaming revenues were 12% of the Elko market, with an efficiency rate of 125%.

Louisiana

As of December 31, 2011, our Louisiana operations consist of 21 video poker truck stops located in Louisiana and a share in the gaming revenues from an additional video poker truck stop. Each video poker truck stop features a convenience store, fueling operations, a restaurant and up to 50 video poker devices in the casino depending on the level of fuel sales and available space. At December 31, 2011, our video poker truck stops had a combined total of 1,098 video gaming devices.

The Louisiana video poker truck stops’ revenues are comprised of: (i) revenue from video poker gaming machines; (ii) sales of gasoline and diesel fuel; (iii) sales of groceries, trucker supplies and various items through their convenience stores; (iv) sales of food and beverages in their restaurants and bars; and (v) miscellaneous commissions on ATMs, pay phones and lottery sales.

All video poker activity is reported via a computer phone line directly to the Louisiana State Police. The Louisiana video poker truck stops’ revenues are dependent on meeting the minimum gallons of fuel sales requirements necessary to operate video poker gaming machines in Louisiana. The fuel sales requirements must be complied with on an annual basis (except for the first year of operations during which it must be complied with on a quarterly basis) and in the event of noncompliance, the Louisiana State Police will turn off a portion of the video poker machines until the minimum fuel sales requirements are met. Management of the Louisiana video poker truck stops believes that they will continue to meet the fuel sales requirements necessary to operate video poker gaming machines in Louisiana at current levels, however, we can give no assurance in this regard.

The Louisiana video poker truck stop market caters primarily to local residents, whom we believe contribute to the vast majority of video poker gaming revenue. We believe that most of our video poker customers live within a five-mile radius of our properties.

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

As of December 31, 2011, we operated nine satellite wagering facilities in Virginia (one of which is temporarily closed). Additionally, in February 2012, Colonial Downs received a license for a tenth satellite wagering facility. The facility is located in downtown Richmond and operates within an existing restaurant.

Since 2004, Colonial Downs has operated an internet account wagering platform in Virginia called EZ Horseplay. In early 2009, Colonial Downs developed a custom built account wagering support kiosk that allows a customer to remotely open a wagering account, fund the account with cash, take a cash withdrawal from their account and print a race track program. The first kiosks, along with a touch screen version of the EZ Horseplay internet account wagering platform, were deployed in September 2009. As of December 31, 2011, we have deployed approximately 70 kiosks in private clubs, bars and restaurants in Virginia.

Summary of Consolidated Operating Results

Our results of operations reflect the consolidated operations of all our subsidiaries. A summary of our consolidated operating results for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
	2011	2010 (As adjusted, see Note 4 of Financial Statements)	2009 (As adjusted, see Note 4 of Financial Statements)
	(Dollars in Thousands)
REVENUES
Gaming:
Casino	$143,895	$140,265	$139,766
Truck stop	72,388	70,142	72,309
Pari-mutuel	27,920	27,669	32,276
Food and beverage	28,895	29,896	31,447
Convenience store—fuel	119,253	95,480	70,510
Other	24,416	24,107	25,349
Less: promotional allowances	(36,822)	(35,603)	(35,085)

Total net revenues	379,945	351,956	336,572

COSTS AND EXPENSES
Gaming:
Casino	49,672	48,871	47,348
Truck stop	42,964	42,732	44,590
Pari-mutuel	22,374	21,757	26,077
Food and beverage	14,338	14,846	15,085
Convenience store—fuel	113,163	89,871	66,552
Other	19,938	18,191	19,079
Marketing, general and administrative	65,255	64,234	67,102
Unrealized loss (gain) on change in fair value of investment in equity securities	131	(594)	309
Impairment of long-lived assets	10,065	—	—
Goodwill impairment	—	836	3,064
Depreciation and amortization	21,498	22,428	22,538

Total costs and expenses	359,398	323,172	311,744

OPERATING INCOME	20,547	28,784	24,828

Interest expense, net	(26,142)	(26,832)	(26,355)

NET (LOSS) INCOME	(5,595)	1,952	(1,527)

Net income of subsidiaries attributable to the noncontrolling interest	(26)	(42)	(63)

NET (LOSS) INCOME ATTRIBUTABLE TO JEI	$(5,621)	$1,910	$(1,590)

E. Comparison of our operations for the year ended December 31, 2011 to the year ended December 31, 2010

All comparisons below begin with the 2011 results followed by the 2010 results.

Casino revenues increased $3.6 million or 3% to $143.9 million from $140.3 million. The increase in casino revenues is due to increases at The Lodge of $0.8 million or 1%, at the Gilpin of $1.9 million or 9%, at Gold Dust West-Reno of $0.4 million or 3% and at Gold Dust West-Elko of $1.1 million or 11%, somewhat offset by a decrease at Gold Dust West-Carson City of $0.6 million or 7%. Revenues at The Lodge increased primarily due to an increase in slot revenues, somewhat offset by decreases in player banked poker and table games. The increase in revenues at the Gilpin was primarily due to an increase in slot coin-in attributable to a new marketing program, somewhat offset by a $0.1 million reduction in player banked poker revenues attributable to the March 2010 closure of the poker room. The increase in revenues at Gold Dust West-Elko is consistent with the strong market results.

Video poker truck stop revenues increased $2.3 million or 3% to $72.4 million from $70.1 million. The increase in revenues exceeded the statewide video poker truck stop revenue increase of 1% resulting from the installation of new video poker gaming devices and the remodeling of certain locations.

Pari-mutuel revenues increased $0.2 million or 1% to $27.9 million from $27.7 million. The increase in revenues is attributable to a $1.8 million increase in account wagering revenues, partially offset by a $1.6 million decrease in wagering revenues at the off track wagering facilities and racetrack primarily due to an overall decrease in attendance in 2011 compared to 2010.

Food and beverage revenues decreased $1.0 million or 3% to $28.9 million from $29.9 million. This decrease is primarily attributable to decreases of $0.9 million at the video poker truck stops, of which $0.6 million is the result of outsourcing the food and beverage operations at Springhill and Vivian in 2011, and decreases of $0.2 million at Colonial and $0.2 million at Gold Dust West-Carson City, somewhat offset by an increase of $0.3 million at Gold Dust West-Elko.

Convenience store-fuel revenues increased $23.8 million or 25% to $119.3 million from $95.5 million. The increase was primarily due to an increase in the average selling price of fuel to $3.54 per gallon in 2011 from $2.73 per gallon in 2010, somewhat offset by a 4% decrease in volume.

Other revenues increased $0.3 million or 1% to $24.4 million from $24.1 million and were primarily attributable to a $0.8 million increase in convenience store revenues at the video poker truck stops combined with a $0.1 million increase in hotel and other revenues at the casinos, somewhat offset by a one-time oil and gas royalty received in April 2010 totaling $0.5 million and a decrease of $0.1 million at Colonial.

Promotional allowances increased $1.2 million or 3% to $36.8 million from $35.6 million. Promotional allowances increased by $1.8 million at the Gilpin associated to a new marketing program and $0.4 million at the video poker truck stops, somewhat offset by decreases of $0.6 million at The Lodge and $0.4 million at Gold Dust West-Carson City.

Casino expenses increased $0.8 million or 2% to $49.7 million from $48.9 million primarily due to increases of $0.1 million at The Lodge, $0.1 million at the Gilpin, $0.2 million at Gold Dust West-Reno, $0.1 million at Gold Dust West-Carson City and $0.3 million at Gold Dust West-Elko. The increases directly correspond to the increases in casino revenues and increased labor costs.

Video poker truck stop expenses increased $0.3 million or less than 1% to $43.0 million from $42.7 million and is primarily due to direct costs associated with increased video poker truck stop revenues.

Pari-mutuel costs and expenses increased $0.6 million or 3% to $22.4 million from $21.8 million. The increase is attributable to an increase of $0.8 million in account wagering, facility and simulcast costs and expenses, partially offset by a $0.2 million decrease in purse expense.

Food and beverage costs and expenses decreased $0.5 million or 3% to $14.3 million from $14.8 million, and is due to a decrease of $1.1 million at the video poker truck stops, of which $0.7 million is the result of outsourcing the food and beverage operations at Springhill and Vivian in 2011, combined with a $0.1 million decrease at the Gilpin, somewhat offset by increases of $0.3 million at The Lodge, $0.1 million at Gold Dust West-Reno, $0.1 million at Gold Dust West-Carson City and $0.2 million at Gold Dust West-Elko.

Convenience store-fuel expenses increased $23.3 million or 26% to $113.2 million from $89.9 million. The increase was primarily due to an increase in the average cost of fuel to $3.35 per gallon in 2011 from $2.57 per gallon in 2010, somewhat offset by a decrease in volume as discussed in convenience store-fuel revenues above. Additionally, in January 2010, we collected $0.4 million in accounts receivable that had been fully reserved in 2008.

Other costs and expenses increased $1.7 million or 10% to $19.9 million from $18.2 million, and were attributable to an increase in convenience store expenses at the video poker truck stops which correlates to the increase in convenience store revenues combined with an increase in labor costs.

Marketing, general and administrative expenses increased $1.0 million or 2% to $65.3 million from $64.3 million. This increase is primarily the result of increases of $0.8 million at the video poker truck stops, $0.2 million at The Lodge, $0.3 million at Gold Dust West-Elko and $0.2 million at corporate. These increases were somewhat offset by decreases of $0.1 million at the Gilpin, $0.2 million at Gold Dust West-Carson City and $0.2 million at Colonial. The increase at corporate was primarily due to increases in payroll and consulting costs, somewhat offset by a reduction in legal and license costs and campaign contributions.

We account for our investment in MTR Gaming Group, Inc. (“MTR”) under the fair value option permitted by FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”). A decrease in MTR’s stock price during 2011 resulted in an unrealized loss on the change in fair value of investment in equity securities totaling $0.1 million. An increase in MTR’s stock price during 2010 resulted in an unrealized gain totaling $0.6 million.

At Gold Dust West-Carson City, we recorded an impairment of long-lived assets totaling $10.1 million during 2011. In 2011, we assessed our ability to recover the recorded cost of the Gold Dust West-Carson City and Virginia long-lived assets. We prepared a cash flow analysis based on management’s best estimates in an effort to assess the likelihood of recovering the cost of these assets. Based on these projections and the related underlying assumptions for Gold Dust West-Carson City, as well as our knowledge of the Carson City market, we believe that we will not be able to fully recover the carrying cost of these assets, and therefore, Gold Dust West-Carson City recorded an impairment of long-lived assets totaling $10.1 million in 2011. No comparable transaction occurred during 2010.

At one of our video poker truck stops, we recorded a goodwill impairment totaling $0.8 million during 2010. No comparable transaction occurred during 2011. See Note 3 to our Consolidated Financial Statements.

Depreciation and amortization expense decreased $0.9 million or 4% to $21.5 million from $22.4 million and is primarily due to decreases of $0.6 million at Gold Dust West-Carson City due to the asset impairment discussed above, $0.1 million at The Lodge, $0.3 million at the video poker truck stops and $0.2 million at corporate, somewhat offset by increases of $0.1 million at Gold Dust West-Elko and $0.2 million at Colonial.

Net interest expense decreased by $0.7 million or 3% to $26.1 million from $26.8 million and is attributable to a decrease in debt outstanding, somewhat offset by higher effective interest rates on our variable rate bank debt.

F. Comparison of our operations for the year ended December 31, 2010 to the year ended December 31, 2009

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

Video poker truck stop revenues decreased $2.2 million or 3% to $70.1 million from $72.3 million. The decrease in revenues was experienced at nearly all of our video poker truck stop locations and is consistent with the statewide video poker truck stop revenue decline of 2% resulting from the continued general economic conditions, including higher unemployment and decreased disposable income for 2010 compared to 2009.

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

Food and beverage revenues decreased $1.5 million or 5% to $29.9 million from $31.4 million. This decrease is primarily attributable to decreases of $2.0 million at the video poker truck stops, $0.2 million at the Gilpin and $0.5 million at Colonial which correspond to the decreases in gaming revenues. These decreases were somewhat offset by increases of $0.7 million at The Lodge, $0.1 million at the Gold Dust West-Reno, $0.2 million at Gold Dust West-Carson City and $0.2 million at Gold Dust West-Elko.

Convenience store-fuel revenues increased $25.0 million or 35% to $95.5 million from $70.5 million. The increase was primarily due to an increase in the average selling price of fuel to $2.73 per gallon in 2010 from $2.26 per gallon in 2009, combined with an 17% increase in volume. In December 2009, JEI entered into a fuel supply agreement with CITGO Petroleum Corporation (“CITGO”). To help JEI reach the fuel sale volume necessary to qualify for the reduced pricing structure under the CITGO contract, JEI entered into an agreement with Gameco to provide gasoline and diesel fuel at cost for its fuel operations. The increase in fuel sales volume for this period was primarily due to the new agreement with Gameco, resulting in an increase in fuel sales revenues totaling $4.5 million in 2010.

Other revenues decreased $1.2 million or 5% to $24.1 million from $25.3 million and were primarily attributable to a $1.4 million decrease in convenience store revenues at the video poker truck stops and receipt of $0.3 million in 2009 of insurance proceeds in excess of hurricane losses incurred during late 2008 at our video poker truck stops, somewhat offset by a one-time oil and gas royalty received in April 2010 totaling $0.5 million and an increase in hotel revenues totaling $0.2 million at The Lodge. Additionally, other revenues at Colonial and our Nautica Properties decreased by a combined $0.3 million.

Promotional allowances increased $0.5 million or 1% to $35.6 million from $35.1 million. Increases in promotional allowances of $2.4 million at The Lodge and $0.1 million at the video poker truck stops were somewhat offset by decreases of $1.8 million at Gold Dust West-Reno, $0.1 million at the Gilpin and $0.1 million at Gold Dust West-Elko.

Casino expenses increased $1.6 million or 3% to $48.9 million from $47.3 million. Increases of $2.1 million at The Lodge and $0.1 million at Gold Dust West-Carson City were somewhat offset by decreases of $0.4 million at the Gilpin and $0.2 million at Gold Dust West-Elko. The increase at The Lodge was primarily due to additional staffing for the table games and extended hours combined with increased gaming taxes resulting from increased casino revenues.

Video poker truck stop expenses decreased $1.9 million or 4% to $42.7 million from $44.6 million and is primarily due to direct costs associated with decreased video poker truck stop revenues.

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

Food and beverage costs and expenses decreased $0.3 million or 2% to $14.8 million from $15.1 million. Decreases of $1.4 million at the video poker truck stops and $0.2 million at Colonial, were offset by increases of $0.5 million at The Lodge, $0.1 million at the Gilpin, $0.1 million at Gold Dust West-Reno, $0.4 million at Gold Dust West-Carson City and $0.2 million at Gold Dust West-Elko.

Convenience store-fuel expenses increased $23.3 million or 35% to $89.9 million from $66.6 million. The increase was primarily due to an increase in the average cost of fuel to $2.57 per gallon in 2010 from $2.13 per gallon in 2009, combined with an increase in volume as discussed in convenience store-fuel revenues above. In January 2010, we also collected $0.4 million in accounts receivable that had been fully reserved in December 2008. The increase in fuel costs associated with the new affiliate agreements was $4.5 million in 2010.

Other costs and expenses decreased $0.9 million or 5% to $18.2 million from $19.1 million, and were attributable to a $0.8 million decrease in convenience store expenses at the video poker truck stops which correlates to the decrease in convenience store revenues combined with a $0.1 million decrease in hotel expenses at The Lodge.

Marketing, general and administrative expenses decreased $2.9 million or 4% to $64.2 million from $67.1 million. This decrease is primarily the result of a net decrease of $1.9 million at corporate which is comprised of the following: (a) during 2009, we made political contributions in Ohio totaling $2.3 million which did not recur in 2010, combined with decreases of: (b) $0.5 million in professional accounting fees, (c) $0.1 million in legal expenses and (d) $0.4 million in other miscellaneous expenses; somewhat offset by increases of: (e) $0.5 million of costs incurred during 2010 related to the amendment to our credit agreement, (f) $0.5 million for corporate payroll, (g) $0.1 million for travel expenses at corporate and (h) $0.3 million for various political contributions made in 2010. Additionally, we had decreases of $0.2 million at Gold Dust West-Reno, $0.2 million at Gold Dust West-Carson City, $0.6 million at Colonial and $0.5 million at the video poker truck stops. These decreases were somewhat offset by increases of $0.2 million at The Lodge, $0.2 million at the Gilpin and $0.1 million combined at the Nautica Properties.

An increase in MTR’s stock price resulted in an unrealized gain on the change in fair value of investment in equity securities totaling $0.6 million during the year ended December 31, 2010. A decrease in the stock price resulted in an unrealized loss on the change in fair value of investment in equity securities totaling $0.3 million during the year ended December 31, 2009.

Our annual goodwill impairment test included an analysis of the gaming industry overall as well as an analysis of the specific locations in which we operate. We determined the fair values for each of these reporting units using both the market approach (recent comparable transactions from which we derived an applicable valuation multiple) and the income approach (net present value of our anticipated future cash flows). These fair values were then compared to the carrying values for the respective reporting unit. In 2010 and 2009, prior to our acquisition from a related party, we determined the carrying value of the goodwill at one of our video poker truck stops was impaired, and therefore, we recorded goodwill impairment charges totaling $0.8 million during 2010 compared to $3.1 million in 2009.

Depreciation and amortization expense decreased $0.1 million or less than 1% to $22.4 million from $22.5 million.

Net interest expense increased by $0.5 million or 2% to $26.8 million from $26.3 million and is attributable to higher effective interest rates on our variable rate bank debt, somewhat offset by a decrease in debt outstanding during the year ended December 31, 2010 compared to the year ended December 31, 2009.

G. Segment information for the three years ended December 31, 2011

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

The following is a summary of the components of EBITDA, for the three years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	For the Years Ended December 31,
	2011	2010 (As adjusted, see Note 4 of Financial Statements)	2009 (As adjusted, see Note 4 of Financial Statements)
NET REVENUES
Colorado:
The Lodge	$79,916	$78,449	$76,129
Gilpin	18,089	18,076	18,917

Total Colorado	98,005	96,525	95,046

Nevada:
Gold Dust West-Reno	18,111	17,604	17,968
Gold Dust West-Carson City	12,216	12,621	12,627
Gold Dust West-Elko	12,372	10,911	10,824

Total Nevada	42,699	41,136	41,419

Louisiana	207,332	182,252	162,670
Virginia	31,180	31,285	36,512
Corporate and other	729	758	925

Total Net Revenues	379,945	351,956	336,572

COSTS AND EXPENSES
Colorado:
The Lodge	52,140	51,591	48,917
Gilpin	13,612	13,713	13,804

Total Colorado	65,752	65,304	62,721

Nevada:
Gold Dust West-Reno	12,390	12,090	12,257
Gold Dust West-Carson City (1)	22,953	12,899	12,591
Gold Dust West-Elko	9,892	9,028	8,995

Total Nevada	45,235	34,017	33,843

Louisiana (3)	186,046	161,918	145,289
Virginia	30,305	29,802	34,965
Corporate overhead and other (2) (4) (5)	10,562	9,703	12,388

Total Costs and Expenses	337,900	300,744	289,206

EBITDA
Colorado:
The Lodge	27,776	26,858	27,212
Gilpin	4,477	4,363	5,113

Total Colorado	32,253	31,221	32,325

Nevada:
Gold Dust West-Reno	5,721	5,514	5,711
Gold Dust West-Carson City (1)	(10,737)	(278)	36
Gold Dust West-Elko	2,480	1,883	1,829

Total Nevada	(2,536)	7,119	7,576

Louisiana (3)	21,286	20,334	17,381
Virginia	875	1,483	1,547
Corporate overhead and other (2) (4) (5)	(9,833)	(8,945)	(11,463)

Total EBITDA	$42,045	$51,212	$47,366

See Notes on page 50.

General

See sections E and F above which provide explanations regarding the fluctuations in our revenues and costs and expenses by property and segment.

The Lodge

Net revenues at The Lodge increased by $1.5 million or 2% for the year ended December 31, 2011 compared to the same period of 2010, primarily in slots revenues and decreased promotional allowances, somewhat offset by a decrease in player banked poker and table games revenues. Labor costs and food and beverage costs were also higher than the prior year. EBITDA increased 3% in 2011 compared to 2010. For the year ended December 31, 2010 compared to the year ended December 31, 2009, EBITDA decreased 1%.

Gilpin

EBITDA at the Gilpin increased $0.1 million or 3% for the year ended December 31, 2011 compared to the same period of 2010. Slots revenues increased during 2011 primarily due to a new marketing program which also increased promotional allowances. The Gilpin experienced a decrease in player banked poker due to the March 2010 closure of its poker room. Gaming taxes were also higher in 2011 as a result of increased gaming revenues. For the year ended December 31, 2010 compared to the same period of 2009, net revenues at the Gilpin decreased 4% and EBITDA decreased 15%. Year-over-year, the Gilpin experienced a decrease in slots and other revenues due to general economic conditions and the 2010 closure of its poker room, somewhat offset by an increase in table games revenues resulting from the 2009 gaming legislation. Marketing costs were higher during 2010 than 2009.

Gold Dust West-Reno

Slots revenues at Gold Dust West-Reno increased by 3% during 2011 compared to 2010. Labor costs were also higher year-over-year. EBITDA at Gold Dust West-Reno increased 4% for the year ended December 31, 2011 compared to the same period of 2010. EBITDA decreased 3% for the year ended December 31, 2010 compared to 2009 primarily due to a decrease in slot revenues resulting from the local and general economic conditions, substantially offset by a decrease in promotional allowances.

Gold Dust West-Carson City

Excluding the impact of the 2011 impairment of long-lived assets totaling $10.1 million, EBITDA at Gold Dust West-Carson City decreased $0.4 million for the year ended December 31, 2011 compared to the same period of 2010, primarily due to a decrease in slots and other revenues resulting from local economic conditions, somewhat offset by a decrease in promotional allowances. EBITDA decreased $0.3 million in 2010 from 2009. On April 1, 2010, we opened a new restaurant resulting in additional labor, food and beverage and other start-up costs.

Gold Dust West-Elko

EBITDA at Gold Dust West-Elko increased $0.6 million or 32% for the year ended December 31, 2011 compared to the same period of 2010. Net revenues increased $1.5 million, while costs and expenses increased $0.9 million. The increase in EBITDA was primarily due to a 10% increase in slot revenues, combined with increases in table games and food and beverage revenues, somewhat offset by increases in direct costs attributable to the increases in revenues. For the year ended December 31, 2010 compared to the same period of 2009, EBITDA increased less than $0.1 million primarily due to a decrease in promotional allowances, somewhat offset by lower slot revenues.

Louisiana

Excluding the impacts of the goodwill impairment charges of $0.8 million and $3.1 million recorded in 2010 and 2009, respectively, EBITDA at the Louisiana video poker truck stops increased $0.1 million or 1% for the year ended December 31, 2011 compared to the same period of 2010 and 4% for 2010 compared to 2009, primarily due to increases in fuel prices and gross profit per gallon. Gaming revenues in 2011 returned to levels similar to 2009, rebounding from a 3% decline in 2010 from 2009 resulting from general economic conditions. Additionally, during 2010, we received a one-time oil and gas royalty totaling $0.5 million and collected $0.4 million in accounts receivable that had been fully reserved in 2008.

Virginia

EBITDA at our pari-mutuel operations in Virginia decreased $0.6 million for the year ended December 31, 2011 compared to the same period of 2010. The year-over-year decrease is primarily attributable to an overall decrease in revenues totaling $0.1 million and increased pari-mutuel account wagering costs totaling $0.6 million, somewhat offset by a $0.2 million decrease in management, general and administrative costs. EBITDA decreased less than $0.1 million for the year ended December 31, 2010 compared to the same period of 2009.

Corporate Overhead and Other

The EBITDA loss at corporate increased $0.9 million for the year ended December 31, 2011 compared to the same period of 2010 and decreased $2.5 million for the year ended December 31, 2010 compared to the same period of 2009. These fluctuations are somewhat due to the variability in the stock price of our investment in MTR as follows: a $0.1 million loss in 2011, a $0.6 million gain in 2010 and a $0.3 million loss in 2009. Additionally, we expended $0.5 million during 2010 for general and administrative costs for the amendment to our credit agreement and $2.3 million during 2009 for campaign costs in Ohio. After adjusting for these non-core items, the EBITDA loss increased 7% in 2011 compared to 2010, primarily due to increases in payroll, consulting and legal costs, somewhat offset by a reduction in campaign contributions, and increased 2% in 2010 compared to 2009.

Reconciliation of EBITDA to Net Income (Loss)

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure, to our net income (loss), a GAAP financial measure (dollars in thousands):

Year Ended December 31, 2011 (As adjusted, see Note 4 of Financial Statements)	EBITDA	Depreciation and Amortization	Interest Expense, net	Noncontrolling Interest	Net Income (Loss)
Colorado:
The Lodge	$27,776	$4,910	$6,725		$16,141
Gilpin	4,477	1,686	1,904		887

Total Colorado	32,253	6,596	8,629		17,028

Nevada:
Gold Dust West-Reno	5,721	1,635	2,612		1,474
Gold Dust West-Carson City (1)	(10,737)	1,607	1,534		(13,878)
Gold Dust West-Elko	2,480	2,652	951		(1,123)

Total Nevada	(2,536)	5,894	5,097		(13,527)

Louisiana	21,286	5,793	4,603		10,890
Virginia	875	2,459	501		(2,085)
Corporate overhead and other (2)	(9,833)	756	7,312	$(26)	(17,927)

TOTAL	$42,045	$21,498	$26,142	$(26)	$(5,621)

Year Ended December 31, 2010 (As adjusted, see Note 4 of Financial Statements)	EBITDA	Depreciation and Amortization	Interest Expense, net	Noncontrolling Interest	Net Income (Loss)
Colorado:
The Lodge	$26,858	$5,028	$6,664		$15,166
Gilpin	4,363	1,764	1,899		700

Total Colorado	31,221	6,792	8,563		15,866

Nevada:
Gold Dust West-Reno	5,514	1,558	2,619		1,337
Gold Dust West-Carson City	(278)	2,270	1,534		(4,082)
Gold Dust West-Elko	1,883	2,518	1,070		(1,705)

Total Nevada	7,119	6,346	5,223		(4,450)

Louisiana (3)	20,334	6,076	5,377		8,881
Virginia	1,483	2,261	532		(1,310)
Corporate overhead and other (4)	(8,945)	953	7,137	$(42)	(17,077)

TOTAL	$51,212	$22,428	$26,832	$(42)	$1,910

Year Ended December 31, 2009 (As adjusted, see Note 4 of Financial Statements)	EBITDA	Depreciation and Amortization	Interest Expense, net	Noncontrolling Interest	Net Income (Loss)
Colorado:
The Lodge	$27,212	$5,148	$6,782		$15,282
Gilpin	5,113	1,939	1,904		1,270

Total Colorado	32,325	7,087	8,686		16,552

Nevada:
Gold Dust West-Reno	5,711	1,598	2,618		1,495
Gold Dust West-Carson City	36	1,948	1,534		(3,446)
Gold Dust West-Elko	1,829	2,438	932		(1,541)

Total Nevada	7,576	5,984	5,084		(3,492)

Louisiana (3)	17,381	6,337	5,122		5,922
Virginia	1,547	2,124	577		(1,154)
Corporate overhead and other (5)	(11,463)	1,006	6,886	$(63)	(19,418)

TOTAL	$47,366	$22,538	$26,355	$(63)	$(1,590)

(1)	Included in Gold Dust West-Carson City for 2011 is an impairment charge of long-lived assets totaling $10.1 million.
(2)	Included in corporate overhead and other for 2011 is a $0.1 million loss on the change in fair value of investment in equity securities.
(3)	Included in Louisiana is a goodwill impairment charge totaling $0.8 million in 2010 and $3.1 million in 2009.
(4)	Included in corporate overhead and other for 2010 is a $0.6 million gain on the change in fair value of investment in equity securities and general and administrative costs incurred related to the amendment to our credit agreement totaling $0.5 million.
(5)	Included in corporate overhead and other for 2009 is a $0.3 million loss on the change in fair value of investment in equity securities and $2.3 million we expended in opposition of a constitutional amendment in Ohio.

H. Liquidity and capital resources—December 31, 2011

As of December 31, 2011, we had cash and cash equivalents of $25.2 million compared to $24.7 million as of December 31, 2010. The increase of $0.5 million is the result of $29.4 million cash provided by operating activities, $13.9 million cash used in investing activities, and $15.0 million used in financing activities, which is further discussed below. Our primary sources of liquidity are cash provided by operating activities and external borrowings. Our primary uses of cash are for debt service, capital improvements, development and acquisitions. Cash flows provided by operating activities increased $1.3 million for the year ended December 31, 2011 compared to the same period of 2010 and increased $5.0 million for the year ended December 31, 2010 compared to 2009. The year-over-year increase in operating cash flows from 2010 to 2011 is primarily due to an increase in operating income after adjusting for non-cash transactions combined with a greater increase in accrued expenses and other noncurrent liabilities, somewhat offset by routine fluctuations in accounts payable resulting from cash management activities . The year-over-year increase in operating cash flows from 2009 to 2010 is primarily due to routine fluctuations in accounts payable and other current liabilities resulting from cash management activities.

Cash used in investing activities during 2011 was the result of property and equipment and device rights additions totaling $14.0 million, for ongoing capital investments at our existing properties, somewhat offset by $0.1 million of proceeds from the sale of equipment. The cash used in investing activities during 2010 was the result of property and equipment and device rights additions totaling $12.6 million for ongoing capital investments at our existing properties, somewhat offset by $0.3 million of proceeds from the sale of equipment. The cash used in investing activities during 2009 was the result of property and equipment and device rights additions totaling $14.6 million for ongoing capital investments at our existing properties, $2.7 for the atrium expansion project at The Lodge, $0.3 million for Mississippi land purchase transactions, and $0.2 million to acquire the noncontrolling interest of Sugar Warehouse, offset by $0.4 million of proceeds from the sale of equipment.

The cash provided by or used in our financing activities varies significantly from year to year depending upon the cash provided by operations and investing activities, both of which are discussed above, as well as our cash position. The cash used in financing activities during 2011 was the result of payments on long-term debt totaling $1.5 million, $2.1 million to acquire the noncontrolling interests of Nautica Phase 2 and Nautica Peninsula Land and cash distributions to stockholder totaling $15.6 million, including $10.4 million for the purchase of Springhill and Vivian, $3.0 million for the purchase of Forest Gold and $1.2 million for the combined purchases of the three Nautica Properties, somewhat offset by net borrowings on the revolving senior credit facility totaling $3.4 million and $0.8 million for the issuance of debt at Sycamore & Main prior to our acquisition.

As of December 31, 2011, we had $22.1 million available on our $40 million revolving senior credit facility for acquisitions, capital expenditure programs and working capital. As of December 31, 2011, our total debt approximates $284.7 million. Our future liquidity, which includes our ability to make semi-annual interest payments on June 15 and December 15 of each year, depends upon our future operational success. Our failure to pay interest, repay our indebtedness when due, or maintain compliance with our debt covenants would result in an event of default under both our senior credit facility and our note indenture. At December 31, 2011, we were in compliance with our financial covenants. See Item 7C. above for information regarding our recent credit facility amendment.

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

We believe that our cash flow from operations, cash and cash equivalents and our senior revolving credit facility discussed above will be adequate to meet our debt service obligations and operational expenditures, as well as our capital expenditure requirements for the next twelve months. During 2012, we currently anticipate spending approximately $15 million for discretionary capital expenditures. While we believe these sources will provide us sufficient liquidity over the next twelve months, we can give no assurance that these sources of cash will be sufficient to enable us to do so. Further, in addition to our normal capital expenditure requirements, we anticipate that we will pursue the acquisition of other properties and continue to engage in the pursuit of new development opportunities. It is possible that we may need to enter into new financing arrangements and raise additional capital in the future if we are unable to generate sufficient cash to sustain expansion. Our ability to incur additional debt is further restricted by the terms and covenants of our senior secured bank credit facility and senior unsecured notes. We can give no assurance that we will be able to raise any capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, and therefore heighten the related risks we currently face.

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

The following table provides disclosure concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of December 31, 2011.

(In Thousands)	Total	Next 12 Months	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$337,432	$35,124	$302,308	$—	$—
Capital lease obligations	6,696	474	1,715	698	3,809
Operating leases (2)	35,418	3,234	5,666	4,113	22,405
Purchase obligations (3)	166,711	57,176	109,535	—	—
Other long-term obligations (4)	21,937	2,383	4,115	3,164	12,275

Total contractual cash obligations	$568,194	$98,391	$423,339	$7,975	$38,489

(1)	Long-term debt includes principal and interest owing under the terms of our senior unsecured notes, our senior secured credit facility and capital leases. Interest on variable rate debt is computed based on rates outstanding at December 31, 2011.
(2)	Operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia; office space in Colorado, Louisiana, Virginia and Florida; and other equipment leases at all locations.
(3)	Purchase obligations include five-year fuel supply agreements for gasoline and diesel fuel. Fuel volumes are specified in the contracts. The purchase price is a variable market-based price. The long-term obligations in this table were derived using the applicable contract prices for gasoline and diesel fuel at December 31, 2011 multiplied by the actual fuel volumes per the contracts.
(4)	Other long-term obligations include a 20-year, $1.25 million per year management agreement with Jacobs Investments Management Co. Inc., an affiliated company, and our obligation to pay $0.90 per operating video poker machine per day to Jalou Device Owner, L.P., the related party owner of the video poker machines in order to maintain the machines used in our video poker truck stops. In addition, Colonial has entered into an agreement with a totalisator company, which provides wagering services and designs, programs, and manufactures totalisator systems for use in wagering applications. The amendment provides for a minimum charge per calendar year of $205,000. Other long-term obligations also include various surveillance and service agreements in Louisiana and at the corporate office.

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

Property and equipment

We have a significant investment in long-lived property and equipment, representing approximately 69% of our total assets. We analyzed the undiscounted future cash flows expected to result from the use of the assets at Gold Dust West-Carson City and Virginia (see below). Any adverse change to the estimate of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results. We review the carrying value of our property and equipment for potential impairment when events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use. Further, we assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each class of assets. Should the actual useful life of a class of assets differ from the estimated useful life, we would record an impairment charge. We review useful lives and obsolescence and assess the commercial viability of our assets periodically.

During 2011 and 2010, based on operating results, we were required, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment, to assess our ability to recover the recorded cost of the Gold Dust West-Carson City and Virginia long-lived assets. We prepared a cash flow analysis based on management’s best estimates in an effort to assess the likelihood of recovering the cost of these assets. Based on these projections and the related underlying assumptions for Gold Dust West-Carson City, as well as our knowledge of the Carson City market, we believe that we will not be able to fully recover the carrying cost of these assets, and therefore, Gold Dust West-Carson City recorded an impairment of long-lived assets totaling $10.1 million in 2011. Based on the cash flow projections and the related underlying assumptions for Virginia, as well as our knowledge of the Virginia market, we believe that we will be able to recover the carrying cost of these assets and no impairment currently exists. However, future events such as actual performance versus projected performance, continued market decline, increased and/or changing competitive forces, or other unforeseen events could change our estimates and cause us to recognize an additional impairment in the carrying value of the Gold Dust West-Carson City or Virginia long-lived assets in future periods. Such an impairment could be material to our financial position and results of operations.

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

Our reporting units with goodwill balances at December 31, 2011 are The Lodge ($4.2 million), Gilpin ($2.5 million), Gold Dust West-Reno ($8.8 million) and Louisiana ($33.2 million). There is no goodwill recorded in our Gold Dust West-Carson City, Gold Dust West-Elko or Virginia reporting units. We performed our most recent annual impairment test for these reporting units as of September 30, 2011. Our annual impairment test included an analysis of the gaming industry overall as well as an analysis of the specific locations in which we operate. We determined the fair values for each of these reporting units using both the market approach (recent comparable transactions from which we derived an applicable valuation multiple) and the income approach (net present value of our anticipated future cash flows). These fair values were then compared to the carrying values for the respective reporting unit. As of September 30, 2011, we believe the carrying value of the goodwill held in our reporting units was not impaired. Furthermore, if the fair value of any of our reporting units declined by 10%, no goodwill impairment would be required. However, as of September 30, 2010 and 2009, prior to our acquisition from a related party, we determined the carrying value of the goodwill at one of our video poker truck stops was impaired. Consequently, during 2010 and 2009, we recorded a goodwill impairment charge of $0.8 million and $3.1 million, respectively. There has been no change in the carrying amount of goodwill during 2011.

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

We have issued $210 million of 9 3/4% fixed rate senior unsecured notes due in 2014 and a $100 million variable rate senior secured credit facility consisting of: (i) a $40 million revolving credit facility, of which $3 million expired June 2011 and the remainder is due June 2012, (ii) a $40 million six-year term loan facility due June 2012, and (iii) a $20 million six-year delayed draw term loan due June 2012. As of December 31, 2011, $14.9 million was outstanding on the senior secured revolving credit facility and $56.8 million was outstanding on our senior secured term loan debt, bearing interest at a blended variable rate approximating 3.50%. As of December 31, 2011, $22.1 million was available on the revolving credit facility. On February 23, 2012, we amended and extended our credit facility. See discussion of the 2012 amendment to the credit agreement discussed above in Item 7C. – Subsequent Event.

If market interest rates increase, our cash requirements for interest on the senior secured credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior secured credit facility balance would also decrease. There would be an approximate change in our cash requirements of $0.3 million annually for interest should market rates increase or decrease by 10% compared to interest rate levels at December 31, 2011.

We currently do not use interest rate swaps or other similar investments to alter interest rate exposure.

JEI owns an investment in the publicly traded equity of MTR Gaming Group, Inc. Market prices for equity securities are subject to fluctuation. Fluctuation in the market price of such a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, and general market conditions. Consequently, the amount realized on any ultimate sale of this investment may significantly differ from the reported market value as of December 31, 2011.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

There is no information we were required to report on Form 8-K during our fourth fiscal quarter of the year ended December 31, 2011 that was not so reported.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table provides information regarding our directors and executive officers and key employees as of March 1, 2012

Name	Age	Position
Jeffrey P. Jacobs	58	Chief Executive Officer, Secretary, Treasurer and Chairman of the Board
Stephen R. Roark	64	President
Ian M. Stewart	57	President of Pari-Mutuel Wagering Operations
Michael T. Shubic	58	Chief Operating Officer
Brett A. Kramer	43	Chief Financial Officer
Stanley Politano	62	Executive Vice President
Emanuel J. Cotronakis	41	Executive Vice President, General Counsel and Assistant Secretary

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

Michael T. Shubic has been our Chief Operating Officer since July 1, 2006. From December 2, 2002 when he joined us until his appointment as our Chief Operating Officer, he served as our Vice President of Operations. From 2000 to 2002, Mr. Shubic was Vice President and General Manager of the Isle of Capri Black Hawk Casino in Black Hawk, Colorado. From 1997 to 2000, as a private individual, he explored and participated in various aspects of the golf industry, including education, sales and management. From 1984 to 1997, Mr. Shubic was employed by several gaming companies in Las Vegas and Reno, Nevada, Joliet, Illinois, and Nassau, Bahamas. His positions included general manager, casino administrator, customer analysis manager, casino credit manager and food and beverage manager. Mr. Shubic holds a B.S. degree in Hotel Administration from the University of Nevada.

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

During 2011, the total cash compensation to Jeffrey P. Jacobs is limited to an aggregate of $1 million per year under our credit agreements. As a result, most elements of our compensation plans discussed below do not include our CEO, Jeffrey P. Jacobs. However, as also discussed below, our sole shareholder nonetheless is entitled under our credit agreements to certain tax distributions since, as a Qualified Subchapter S-Corporation Subsidiary, our taxable income flows through and is taxed to it. Finally and also as discussed in detail in Item 13 below, Mr. Jeffrey P. Jacobs has received certain direct dividends from us and constructive dividends resulting from the accounting treatment required of certain related party transactions.

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

The following table sets forth information regarding the compensation paid by us to each of the following individuals for services rendered in all capacities for the years indicated:

Name and Principal Position(1)	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation (2)(3)	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Jeffrey P. Jacobs	2011 2010 2009	750,000 727,500 758,942	250,000 72,716 —					1,250,000 1,250,000 1,325,000	2,250,000 2,050,216 2,083,942

Stephen R. Roark	2011 2010 2009	466,634 465,407 485,571	135,000 50,000 —						601,634 515,407 485,571

Ian M. Stewart	2011 2010 2009	313,300 307,494 298,852	35,000 15,000 —						348,300 322,494 298,852

Michael T. Shubic	2011 2010 2009	368,449 357,381 361,175	100,000 40,000 —						468,449 397,381 361,175

Brett A. Kramer	2011 2010 2009	246,781 245,663 256,302	70,000 30,000 —						316,781 275,663 256,302

Stanley Politano	2011 2010 2009	174,034 173,764 181,226	49,000 22,577 —						223,034 196,341 181,226

Emanuel J. Cotronakis(4)	2011 2010 2009	437,115 410,096 188,077	75,000 40,000 —						512,115 450,096 188,077

(1)	See Item 10 above which describes the principal positions of the named executives.
(2)	See Item 13 below which describes consulting fees paid to Jacobs Investments Management Co., Inc., an affiliate of Mr. Jacobs.
(3)	Also see Director Compensation and Item 13 below that describe distributions to our owner during 2011, which directly and indirectly benefited our Chief Executive Officer.
(4)	Mr. Cotronakis assumed his positions effective July 31, 2009.

Employment Agreements

As of December 31, 2011, three of our executive officers are a party to an Executive Employment Agreement as follows:

			Base Salary
Name	Title	Effective Date	Year One	Year Two	Year Three
Michael T. Shubic	Chief Operating Officer	July 1, 2009	$350,000	$360,500	$371,315

Ian M. Stewart	President of Pari-Mutuel Wagering Operations	August 1, 2009	300,000	309,000	318,270

Emanuel J. Cotronakis	Executive Vice President, General Counsel and Assistant Secretary	July 31, 2009	400,000	425,000	450,000

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

Director Compensation

We have one director, Jeffrey P. Jacobs, who is also our CEO. Our director received no other compensation for his service as a director. During 2011, 2010 and 2009, no director’s fees were paid.

As explained in Item 13 below, our stockholder received compensation from us in 2011 as a result of amounts accounted for as distributions resulting from the sale of certain Nautica Properties. Additionally, annual distributions may be made to our owner in an aggregate amount not to exceed the greater of $1 million and 50% of consolidated net income as defined in our credit agreement and indenture. Distributions to our stockholder totaled $16,955,000 in 2011, including $5,462,000 for the purchase of Cash Magic Springhill, LLC, $4,913,000 for the purchase of Cash Magic Vivian, LLC, $3,025,000 for the purchase of Jalou Forest Gold, LLC, and $1,214,000 for the purchases of the three Nautica Properties.

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

During 2011, there were no interlocking relationships between any member of our board of directors and any of our executive officers that would be required to be disclosed under Item 407(e)(4) of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 1, 2012, there were 1,500 shares of our common stock outstanding divided into 1,320 Class A shares and 180 Class B shares. The shares are equal in all respects except that each Class B share entitles the holder to 50,000 votes on each matter required to be voted upon by our shareholders. We have no equity compensation, stock option or similar plans relating to our equity securities. All 1,500 shares (100%) of our issued and outstanding common stock are owned by Jacobs Investments, Inc., a Delaware corporation (“JII”).

The following table sets forth certain information regarding the beneficial ownership of JII’s common stock as of March 1, 2012, for each stockholder who is known by us to own beneficially more than 5% of JII’s common stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

JIMCO Management Agreement

In order to assist us in our efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, we have a consulting agreement with Jacobs Investments Management Co. Inc. (“JIMCO”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two of his business associates. This agreement calls for payments of $1.25 million per year payable in two equal installments of $625,000 on January 1st and July 1st plus 2.5% of budgeted development costs for projects undertaken by us, if certain debt covenant ratios are met. Totals expenses incurred under this agreement with JIMCO were $1,250,000, $1,250,000 and $1,325,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Transactions with Affiliate Video Poker Truck Stops

We manage and provide administrative services and support to the video poker truck stop owned by Gameco Holdings, Inc. (“Gameco”), another wholly owned subsidiary of JII, in exchange for certain fees. We allocate management, accounting and overhead costs incurred by JEI to the video poker truck stop owned by

Gameco. These costs totaled $318,000, $291,000, and $240,000 for the years ended December 31, 2011, 2010 and 2009, respectively. We expect to continue to render management and accounting services to Gameco in the future. We believe the fees paid to us are no less favorable to us than those that would be paid to unaffiliated vendors. Additionally, beginning in December 2009, to help JEI reach the fuel sale volume necessary to qualify for the reduced pricing structure under the fuel supply agreements with CITGO Petroleum Corporation (see Note 8 to the financial statements), we entered into an agreement with Gameco to provide gasoline and diesel fuel at cost for its fuel operations, which totaled $5,564,000, $4,476,000 and $0 for the years ended December 31, 2011, 2010 and 2009.

Gameco owns and has the right to acquire additional video poker truck stops in Louisiana. We have the right to purchase any existing or future video poker truck stops acquired by Gameco at a price equal to (i) the lesser of (a) seven times trailing 12 months EBITDA, and (b) the sum of the consideration paid by the affiliated company plus or minus an adjustment for working capital and plus an amount equal to the trailing 12 months EBITDA, or (ii) an amount supported by a fairness opinion by a nationally recognized accounting, investment banking or appraisal firm; provided that after giving effect to each such acquisition and pro forma for contemplated expenditures, we must be in pro forma compliance with all financial covenants under our credit agreements. Any such acquisitions by us could result in significant profits to Gameco.

On January 31, 2011, we acquired two video poker truck stops in Louisiana, Cash Magic Springhill, LLC (“Springhill”) and Cash Magic Vivian, LLC (“Vivian”), for $5,461,797 and $4,912,718, respectively, which were previously wholly owned by Gameco. On March 31, 2011, we acquired one additional video poker truck stop in Louisiana, Jalou Forest Gold, LLC (“Forest Gold”), for $3,025,182, which was also previously wholly owned by Gameco. The acquisitions of these video poker truck stops were accounted for as combinations of entities under common control. See Note 4 of our Consolidated Financial Statements.

Jalou Device Owner, L.P.

Under Louisiana law, video poker machines must be owned by Louisiana residents. Through October 2009, the video poker truck stops paid a fee to the third party owner of the machines in order to maintain the machines used in our video poker truck stops, plus reimbursement for the owner’s licensing costs and various other expenses. Beginning in November 2009, the ownership of the video poker machines and the related repair parts inventory used in our video poker truck stops was transferred from the third party owner to a related party, Jalou Device Owner, L.P. (“Device Owner”), of which Gameco owns 49% and is the general partner. Two Louisiana residents own the remaining 51% of Device Owner and are the limited partners. Our video poker truck stops pay 90 cents per operating video poker machine per day to Device Owner, plus reimbursement for Device Owner’s licensing costs. Total expense under these arrangements was $1,510,000, $1,508,000 and $1,310,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Other Related Party Transactions

During 2009, we incurred expenses with the R.E. Jacobs Group for JEI-related airplane usage totaling $113,000. Additionally, prior to our acquisition, Nautica Phase 2 periodically provided working capital advances to JIMCO. These advances totaled $583,000 as of December 31, 2010 and are included in the balances due from affiliates discussed below. These working capital advances were settled at closing of the acquisition of Nautica Phase 2 by JEI during 2011.

Balances Due To/From Affiliates

Each of the above related party transactions results in either receivables from or payables to our affiliates. As of December 31, 2011 and 2010, these transactions resulted in net receivables from affiliates totaling $1,098,000 and $2,722,000, respectively. As of December 31, 2011 and 2010, these transactions resulted in net payables to affiliates totaling $1,203,000 and $1,251,000, respectively.

Nautica Properties

During July 2006, we acquired from affiliated parties options to lease and options to purchase certain businesses and their related assets, including various parcels of land, buildings and related improvements, on the west bank of the Cuyahoga River in Cleveland, Ohio. We refer to these businesses and their related assets, covering an aggregate of approximately 624,000 square feet of land (14.4 acres) and a building comprised of 47,380 square feet of net rentable space, as the Nautica Properties. In 2011, we acquired substantially all of the remaining Nautica Properties under option as part of our process of assembling a developable site.

On January 18, 2011, we acquired a Nautica Properties based parking lot business and its related assets referred to as “Nautica Phase 2” for $1,250,000. Our CEO controlled the business. The acquisition of this business was accounted for as a combination of entities under common control. The portion of Nautica Phase 2 acquired from our CEO has been recorded at the historical cost bases in the assets and liabilities transferred and the portion of Nautica Phase 2 acquired from third parties has been recorded at fair value at the acquisition date using the acquisition method of accounting. See Note 4 to our Consolidated Financial Statements.

On October 3, 2011, we acquired the “Sycamore & Main” parking lot business and its related assets for $1,100,000. Our CEO controlled the business. The acquisition of Sycamore & Main and its parking lot business was accounted for as a combination of entities under common control. Therefore, the acquisition has been recorded at the historical cost bases in the assets and liabilities transferred. See Note 4 to our Consolidated Financial Statements.

On October 28, 2011, we acquired the “Nautica Peninsula Land” parking lot business and its related assets for $971,381. Our CEO controlled the business. The acquisition of this business was accounted for as a combination of entities under common control. The portion of Nautica Peninsula Land acquired from our CEO has been recorded at the historical cost bases in the assets and liabilities transferred and the portion of Nautica Peninsula Land acquired from third parties has been recorded at fair value at the acquisition date using the acquisition method of accounting. See Note 4 to our Consolidated Financial Statements.

Other Investments

We may invest up to $3 million per year in private or publicly traded securities of unaffiliated companies. These investments may be selected and managed by JII, provided that under our senior credit agreement our pro forma consolidated leverage ratio (ratio of our total pro forma debt to our pro forma EBITDA) must be 5.0 to 1.0 or less after giving effect to any such investment and provided that under our note indenture our fixed charge coverage ratio (ratio of our Consolidated EBITDA to our fixed charges, primarily interest) was at least 2.0 to 1.0 for the preceding four quarter period; and provided further that to the extent that less than $3.0 million in the aggregate of such investments are made in any fiscal year, the unused amount may be used in the succeeding fiscal year, subject to the pro forma leverage condition just discussed. Furthermore, we may invest an aggregate amount not to exceed $5.0 million at any time outstanding. At December 31, 2011, we had invested $7,943,000 (cost) in the securities of an unaffiliated public company; the market value of such securities at December 31, 2011 was $1,521,000.

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

Item 14. Principal Accountant Fees and Services.

Fees paid to our registered public accounting firm for the last two years were as follows:

	Year Ended
	December 31,
	2011	2010
Audit fees	$1,110,000	$1,107,000
Audit related fees*	31,000	25,000
Tax fees**	329,000	314,000
All other fees	21,000	160,000

*	Audit-related fees are comprised of our 401(k) audits and fees.
**	Tax fees are principally comprised of preparation of federal and state corporate income tax returns, various state tax returns, and research and related tax consultation services.

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

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY P. JACOBS	Chairman of the Board of Directors and Chief	March 30, 2012
Jeffrey P. Jacobs	Executive Officer (Principal Executive Officer)

/s/ BRETT A. KRAMER	Chief Financial Officer	March 30, 2012
Brett A. Kramer	(Principal Financial and Accounting Officer)

Jacobs Entertainment, Inc.

Consolidated Financial Statements as of December 31, 2011 and 2010, and for the Years Ended December 31, 2011, 2010 and 2009, and Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder

of Jacobs Entertainment, Inc.

Golden, Colorado

We have audited the accompanying consolidated balance sheets of Jacobs Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jacobs Entertainment, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 30, 2012

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 and 2010

(Dollars in thousands)

	2011	2010 (As adjusted, see Note 4)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,227	$24,705
Restricted cash	1,212	1,226
Accounts receivable, net of allowance for doubtful accounts of $964 and $618, respectively	3,222	3,199
Due from affiliates	1,098	2,722
Inventory	3,860	3,901
Other current assets	2,912	3,009

Total current assets	37,531	38,762

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	66,777	66,063
Buildings and improvements	202,440	198,962
Equipment, furniture and fixtures	110,486	104,928
Leasehold improvements	3,232	3,213
Construction in progress	715	1,033

	383,650	374,199
Less accumulated depreciation	(154,967)	(129,027)

Property, plant and equipment, net	228,683	245,172

OTHER NONCURRENT ASSETS:
Goodwill	48,728	48,728
Identifiable intangible assets, net	8,509	8,274
Debt issue costs, net	2,826	5,016
Investment in equity securities	1,521	1,652
Other assets	2,024	1,734

Total other noncurrent assets	63,608	65,404

TOTAL	$329,822	$349,338

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,277	$8,533
Accrued expenses	18,418	16,883
Due to affiliates	1,203	1,251
Current portion of long-term debt and capital lease obligations	12,279	22,336

Total current liabilities	40,177	49,003

Long-term debt and capital lease obligations	272,463	281,692
Other noncurrent liabilities	1,211	1,114

Total liabilities	313,851	331,809

COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Class A Common stock, $.01 par value; 1,800 shares authorized, 1,320 shares issued and outstanding as of December 31, 2011 and 2010	—	—
Class B Common stock, $.01 par value; 200 shares authorized, 180 shares issued and outstanding as of December 31, 2011 and 2010	—	—
Additional paid-in capital	37,914	32,522
Accumulated deficit	(21,943)	(16,322)

Total stockholder’s equity of Jacobs Entertainment, Inc.	15,971	16,200
Noncontrolling interest	—	1,329

Total equity	15,971	17,529

TOTAL	$329,822	$349,338

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(Dollars in thousands)

	2011	2010 (As adjusted, see Note 4)	2009 (As adjusted, see Note 4)
REVENUES
Gaming:
Casino	$143,895	$140,265	$139,766
Truck stop	72,388	70,142	72,309
Pari-mutuel	27,920	27,669	32,276
Food and beverage	28,895	29,896	31,447
Convenience store—fuel	119,253	95,480	70,510
Convenience store—other	14,583	13,739	15,146
Hotel	3,856	3,806	3,607
Other	5,977	6,562	6,596

Total revenues	416,767	387,559	371,657
Less: Promotional allowances	(36,822)	(35,603)	(35,085)

Net revenues	379,945	351,956	336,572

COSTS AND EXPENSES
Gaming:
Casino	49,672	48,871	47,348
Truck stop	42,964	42,732	44,590
Pari-mutuel	22,374	21,757	26,077
Food and beverage	14,338	14,846	15,085
Convenience store—fuel	113,163	89,871	66,552
Convenience store—other	19,148	17,392	18,214
Hotel	790	799	865
Marketing, general and administrative	65,255	64,234	67,102
Unrealized loss (gain) on change in fair value of investment in equity securities	131	(594)	309
Impairment of long-lived assets	10,065	—	—
Goodwill impairment	—	836	3,064
Depreciation and amortization	21,498	22,428	22,538

Total costs and expenses	359,398	323,172	311,744

OPERATING INCOME	20,547	28,784	24,828

Interest income	21	25	28
Interest expense	(26,163)	(26,857)	(26,383)

NET (LOSS) INCOME	(5,595)	1,952	(1,527)

Net income of subsidiaries attributable to the noncontrolling interest	(26)	(42)	(63)

NET (LOSS) INCOME ATTRIBUTABLE TO JACOBS ENTERTAINMENT, INC.	$(5,621)	$1,910	$(1,590)

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(Dollars in thousands)

	Jacobs Entertainment, Inc. Stockholder
	Common Stock*	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest	Total
BALANCES, JANUARY 1, 2009 (As adjusted, see Note 4)	$—	$37,732	$(16,642)	$1,486	$22,576
Capital contribution		942			942
Distributions		(3,244)		(46)	(3,290)
Acquisition of noncontrolling interest				(212)	(212)
Net (loss) income ** (As adjusted, see Note 4)			(1,590)	63	(1,527)

BALANCES, DECEMBER 31, 2009 (As adjusted, see Note 4)	$—	$35,430	$(18,232)	$1,291	$18,489
Capital contributions		892			892
Distributions		(3,800)		(4)	(3,804)
Net income ** (As adjusted, see Note 4)			1,910	42	1,952

BALANCES, DECEMBER 31, 2010 (As adjusted, see Note 4)	$—	$32,522	$(16,322)	$1,329	$17,529
Capital contributions		22,347			22,347
Distributions		(16,955)			(16,955)
Acquisitions of noncontrolling interest				(1,355)	(1,355)
Net (loss) income **			(5,621)	26	(5,595)

BALANCES, DECEMBER 31, 2011	$—	$37,914	$(21,943)	$—	$15,971

*	The par value amount of the Jacobs Entertainment, Inc. 1,320 shares of Class A common stock and 180 shares of Class B common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 due to rounding.
**	For the years ended December 31, 2011, 2010 and 2009, comprehensive income (loss) is equal to net income (loss).

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(Dollars in thousands)

	2011	2010 (As adjusted, see Note 4)	2009 (As adjusted, see Note 4)
OPERATING ACTIVITIES:
Net (loss) income	$(5,595)	$1,952	$(1,527)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	21,498	22,428	22,538
Impairment of long-lived assets	10,065	—	—
Goodwill impairment	—	836	3,064
Unrealized loss (gain) on change in fair value of investment in equity securities	131	(594)	309
Loss on sale of equipment	46	25	213
Deferred financing cost amortization	2,190	2,179	1,668
Other	—	6	9
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	14	(90)	302
Accounts receivable, net	(125)	14	(102)
Inventory	41	(427)	(162)
Other assets	(274)	(413)	121
Accounts payable	(684)	1,602	(1,712)
Accrued expenses and other noncurrent liabilities	2,389	422	(1,960)
Due from/to affiliates	(345)	142	302

Net cash provided by operating activities	29,351	28,082	23,063

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(12,225)	(11,752)	(16,430)
Proceeds from sale of equipment	145	338	389
Purchases of device rights	(1,756)	(901)	(1,124)
Acquisition of noncontrolling interest	—	—	(212)

Net cash used in investing activities	(13,836)	(12,315)	(17,377)

FINANCING ACTIVITIES:
Payments to obtain financing	—	(1,500)	(555)
Proceeds from issuance of debt	800	—	—
Proceeds from revolving line of credit	40,800	24,000	29,463
Payments on long-term debt	(1,472)	(2,914)	(1,957)
Payments on revolving line of credit	(37,400)	(31,500)	(27,000)
Acquisition of noncontrolling interest	(2,107)	—	—
Contribution from stockholder	—	25	—
Distributions to stockholder	(15,614)	(3,804)	(3,290)

Net cash used in financing activities	(14,993)	(15,693)	(3,339)

NET INCREASE IN CASH AND CASH EQUIVALENTS	522	74	2,347
CASH AND CASH EQUIVALENTS—Beginning of year	24,705	24,631	22,284

CASH AND CASH EQUIVALENTS—End of year	$25,227	$24,705	$24,631

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$23,530	$24,491	$24,743

Non-cash investing and financing activities:
Capital contributions for liabilities paid by affiliate in connection with acquisitions (see Note 4)	$22,347	$867	$942

Capital distributions for assets retained by affiliate in connection with acquisitions (see Note 4)	$1,341	$—	$—

Non-cash additions to property	$1,936	$1,518	$1,193

Acquisition of property under note payable agreement	$—	$120	$—

See notes to consolidated financial statements.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011 and 2010, AND FOR THE

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

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

As of March 30, 2012, we own and operate five casinos through wholly-owned subsidiaries. Our casinos include The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Hotel Casino (“Gilpin”), both in Black Hawk, Colorado, the Gold Dust West in Reno, Nevada (“Gold Dust West-Reno”), the Gold Dust West in Carson City, Nevada (“Gold Dust West-Carson City”) and the Gold Dust West-Elko in Elko, Nevada (“Gold Dust West-Elko”). JEI also owns and operates 21 video poker truck stops in Louisiana, which are collectively referred to as “truck stops.” We also receive a percentage of gaming revenue from an additional video poker truck stop. Finally, JEI owns and operates a horse racing track with ten satellite wagering facilities (one of which is temporarily closed) in Virginia through a wholly-owned subsidiary, Colonial Holdings, Inc. (“Colonial”).

During 2011, we completed several related party acquisitions which were accounted for as combinations of entities under common control. Accordingly, the accompanying consolidated financial statements have been retroactively adjusted to include the operations of these businesses from January 1, 2009. See Note 4.

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

Inventory—Inventory consists of food, beverages, and uniforms at our casinos and fuel, convenience store, and restaurant items at our video poker truck stop operations, and is recorded at the lower of cost (first-in, first-out method) or market.

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

Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposal of assets are recognized as incurred. Depreciation expense recorded for the years ended December 31, 2011, 2010 and 2009 was $19,977, $20,661 and $20,276, respectively.

Goodwill—Goodwill represents the excess purchase price over the fair value of the net identifiable assets acquired related to third party acquisitions. See Note 3.

Identifiable Intangible Assets—Identifiable intangible assets are comprised of revenue rights, device use rights associated with video poker machines used at each video poker truck stop, and restriction agreements associated with certain video poker truck stop acquisitions. Revenue rights are amortized on a straight line basis over 50 years, representing the term of the related agreement. Device use rights are amortized on a straight line basis over five years, representing the terms of the related agreements. Restriction agreements are amortized on a straight line basis over five or ten years, representing the terms of the related agreements.

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

Revenue—Video Poker Truck Stop—Video poker revenue is the net winnings from gaming activities of our video poker truck stops, which is the difference between gaming wins and losses.

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

Promotional Allowances—Gross revenues include the retail amount of rooms, food and beverages, and other goods and services provided gratuitously to customers. When computing net revenues, the retail amount of rooms, food and beverages and coupons, as well as slot club player points earned, is deducted from gross revenues as promotional allowances. The estimated cost of such complimentary services in our casino operations for rooms, food, and beverages is charged to casino operations. The estimated cost of such complimentary services in our video poker truck stops related to video poker operations for food and beverages is charged to video poker truck stop operations. The estimated cost of such complimentary services in our video poker truck stops related to fuel operations for food and beverages is charged to convenience store operations. The estimated costs of such complimentary services charged to casino operations, video poker truck stop operations and convenience store operations, respectively, are as follows:

	Years Ended December 31
	2011	2010	2009
Casino operations	$14,587	$13,978	$14,100
Video poker truck stop operations	2,542	2,410	2,421
Convenience store operations	404	453	274

Income Taxes—We have elected for income tax purposes to be treated as a Qualified Subchapter S-Corporation Subsidiary under the Internal Revenue Code of 1986, as amended, and, consequently, no current or deferred income taxes have been reflected in the accompanying consolidated financial statements as these taxes are the responsibility of the stockholder.

Long-Lived Assets—We periodically evaluate our long-lived assets, including property, plant and equipment and identifiable intangibles, for potential impairment. If an impairment is indicated, such impaired assets are written down to their estimated fair value. For the years ended December 31, 2011, 2010 and 2009, we determined that there was no impairment of our long-lived assets other than those discussed in Notes 3 and 11.

During 2011 and 2010, based on operating results, we were required, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment, to assess our ability to recover the recorded cost of the Gold Dust West-Carson City and Virginia long-lived assets. We prepared a cash flow analysis based on management’s best estimates in an effort to assess the likelihood of recovering the cost of these assets. Based on these projections and the related underlying assumptions for Gold Dust West-Carson City, as well as our knowledge of the Carson City market, we believe that we will not be able to fully recover the carrying cost of these assets, and therefore, Gold Dust West-Carson City recorded an impairment of long-lived assets totaling $10,065 in 2011. Based on the cash flow projections and the related underlying assumptions for Virginia, as well as our knowledge of the Virginia market, we believe that we will be able to recover the carrying cost of these assets and no impairment currently exists. However, future events such as actual performance versus projected performance, continued market decline, increased and/or changing competitive forces, or other unforeseen events could change our estimates and cause us to recognize an additional impairment in the carrying value of the Gold-Dust West-Carson City or Virginia long-lived assets in future periods. Such an impairment could be material to our financial position and results of operations.

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

New Accounting Guidance—In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which provides amendments to FASB ASC Topic 805, Business Combinations. The objective of ASU 2010-29 is to clarify and expand the pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 was effective for fiscal years beginning after December 15, 2010. We adopted ASU 2010-29 effective January 1, 2011, which did not have a material impact on our consolidated financial statements.

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

In May 2011, the FASB issued new fair value measurement authoritative guidance that clarifies the application of fair value measurement and disclosure requirements and changes particular principles or requirements for measuring fair value. This guidance is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the provisions of this guidance and assessing the impact, if any, it may have on our fair value disclosures.

In June 2011, the FASB issued new authoritative guidance that states an entity that reports items of other comprehensive income has the option to present the components of net income and comprehensive income in either one continuous financial statement, or two consecutive financial statements. This guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance would only impact our consolidated financial statements if we have components of comprehensive income besides net income (loss) in the future.

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

We test goodwill for impairment as of September 30 each year or when circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying values. We consider a variety of factors when estimating the fair value of our reporting units, including estimates about the future operating results of each reporting unit, multiples of EBITDA (earnings before interest, income taxes, depreciation and amortization), investment banker market analyses, and recent sales of comparable business units, if such information is available to us. A variety of estimates and judgments about the relevance and comparability of these factors to the reporting units are made. As of September 30, 2011, we believe the carrying value of the goodwill held in our reporting units was not impaired. However, as of September 30, 2010 and 2009, prior to our acquisition from a related party (see Note 4), we determined the carrying value of the goodwill at one of our video poker truck stops was impaired. Consequently, we recorded goodwill impairment charges of $836 and $3,064 during the years ended December 31, 2010 and 2009, respectively. There have been no circumstances subsequently to indicate any additional impairment testing is required.

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Balance as of beginning of year	$48,728	$49,564
Goodwill impairment during the year	—	(836)

Balance as of end of year	$48,728	$48,728

In addition, as of September 30, 2011, we have reassessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets.

Identifiable intangible assets as of December 31, 2011 and 2010 consist of the following:

	Weighted Average Remaining Life	2011			2010
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Revenue rights	40.00	$6,000	$1,200	$4,800	$6,000	$1,080	$4,920
Device use rights	2.26	12,161	8,787	3,374	10,987	8,047	2,940
Restriction agreements	4.77	743	408	335	743	329	414

Total		$18,904	$10,395	$8,509	$17,730	$9,456	$8,274

Aggregate amortization expense of identifiable intangible assets was $1,521, $1,762, and $2,250 for the years ended December 31, 2011, 2010 and 2009, respectively.

Estimated amortization expense for the years ending December 31 (in thousands):

2012	$1,422
2013	1,040
2014	810
2015	714
2016	322
Thereafter	4,201

Total	$8,509

4.	RECENT ACQUISITION ACTIVITY

Acquisition of Nautica Properties

During July 2006, we acquired from affiliated parties options to lease and options to purchase certain businesses and their related assets, including various parcels of land, buildings and related improvements, on the west bank of the Cuyahoga River in Cleveland, Ohio. We refer to these businesses and their related assets, covering an aggregate of approximately 624,000 square feet of land (14.4 acres) and a building comprised of 47,380 square feet of net rentable space, as the Nautica Properties.

Since January 2009, we have exercised substantially all of our options on the Nautica Properties and have acquired Sugar Warehouse, Flats Development, Nautica Phase 2, Sycamore & Main and Nautica Peninsula Land from related parties. Our CEO controlled each of these businesses prior to acquisition. These acquisitions and their related business were accounted for as combinations of entities under common control. Therefore, the portion of each business acquired from related parties have been recorded at the historical cost bases in the assets and liabilities transferred and the portion of these businesses acquired from third parties have been recorded at fair value at the acquisition date using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations (“ASC Topic 805”). A distribution was recorded on the acquisition date for the portion of the purchase price attributable to related parties. The net assets of the entity acquired have been retroactively accounted for in our financial statements since January 1, 2009. The net assets attributable to the noncontrolling interest holders have been reflected as a separate component of equity.

If casino gaming were to become legalized in Ohio within seven years from the purchase date of each property and a casino is licensed on the Nautica Properties, the purchase price of each property could increase based on independent appraisals of the land, improvements and other asset values. Any additional purchase price shall be equal to the fair market value of the property at the time that a license is issued to JEI in the State of Ohio for a casino less the purchase price previously paid. There is no maximum additional purchase price. We will continue to evaluate the fair value of this additional contingent purchase price at each balance sheet date throughout the term of the agreement. If applicable, any additional purchase price would be accounted for consistently with the original acquisition accounting, whereby the portion attributable to related parties would be accounted for as a combination of entities under common control and as a distribution, and the portion attributable to third parties would be accounted for using the acquisition method of accounting. At December 31, 2011, the fair value of the aggregate contingent purchase price was immaterial to the financial position of JEI, but could have a material impact in the future if a casino license is granted for the Nautica Properties.

The following table summarizes the net assets acquired and liabilities assumed as of the acquisition date for each acquired property considering both the portion acquired from related parties and the noncontrolling interest holders:

	Sugar Warehouse	Flats Development	Nautica Phase 2	Sycamore & Main	Nautica Peninsula Land
Date of acquisition	January 21, 2009	August 16, 2010	January 18, 2011	October 3, 2011	October 28, 2011
Current Assets	$47	$—	$—	$—	$—
Property and equipment, net	1,775	1,652	1,305	856	995

Total assets acquired	1,822	1,652	1,305	856	995

Current liabilities assumed	38	15	60	51	45
Other long-term liabilities	63	—	—	—	—

Total liabilities assumed	101	15	60	51	45

Net assets acquired	$1,721	$1,637	$1,245	$805	$950

Purchase price	$2,450	$2,800	$1,250	$1,100	$971
Distribution to related parties	$2,238	$2,800	$7	$1,100	$107
Payment to noncontrolling interest holders	$212	—	$1,243	—	$864

Any change in the fair value of the net assets of Nautica Peninsula Land acquired from the noncontrolling interest holders during the purchase price allocation period (generally within one year of the acquisition date) may result in an allocation to goodwill. The allocation of the purchase price of Nautica Phase 2 paid to acquire the noncontrolling interest was final as of December 31, 2011.

The following schedule discloses the effects on JEI’s equity due to the change in ownership interest in Sugar Warehouse, Nautica Phase 2 and Nautica Peninsula Land discussed above:

	Year Ended December 31,
	2011	2010	2009
Net (loss) income attributable to JEI	$(5,621)	$1,910	$(1,590)
Decrease in JEI’s equity for purchase of Sugar Warehouse noncontrolling interest	—	—	(212)
Decrease in JEI’s equity for purchase of Nautica Phase 2 noncontrolling interest	(623)	—	—
Decrease in JEI’s equity for purchase of Nautica Peninsula Land noncontrolling interest	(732)	—	—

Change from net (loss) income attributable to JEI and purchase of the noncontrolling interest	$(6,976)	$1,910	$(1,802)

Acquisitions of Video Poker Truck Stops

We acquired three video poker truck stops in Louisiana, which were previously wholly owned by another JII subsidiary, Gameco Holdings, Inc. (“Gameco”), an entity under common control and with common management. We acquired Cash Magic Springhill, LLC (“Springhill”) and Cash Magic Vivian, LLC (“Vivian”) on January 31, 2011 and Jalou Forest Gold, LLC (“Forest Gold”) on March 31, 2011. The acquisitions of these video poker truck stops have been accounted for as combinations of entities under common control. Therefore, the acquisitions have been recorded at the historical cost bases in the assets and liabilities transferred. A distribution, equal to the purchase price, was recorded on the acquisition date for each property, and the net assets of the entity acquired have been retroactively accounted for in our financial statements since January 1, 2009.

The following table summarizes the net assets acquired and liabilities assumed as of the date of each acquisition:

	Springhill	Vivian	Forest Gold
Date of acquisition	January 31, 2011	January 31, 2011	March 31, 2011
Current assets	$495	$507	$419
Property and equipment, net	2,309	2,555	2,056
Goodwill	1,376	—	880
Identifiable intangible assets	318	288	251
Other assets	27	12	—

Total assets acquired	4,525	3,362	3,606

Current liabilities assumed	188	228	646

Net assets acquired	$4,337	$3,134	$2,960

Purchase price	$5,462	$4,913	$3,025
Distribution recorded	$5,462	$4,913	$3,025
Effective net distribution (distribution less net assets acquired	$1,125	$1,779	$65

Subsequent Event –Black Hawk, Colorado

On February 24, 2012, we entered into a real estate sales contract with Dakota Blackhawk, LLC and Miner’s Mesa Development, LLC wherein we agreed to purchase approximately 45 acres of land located in the City of Black Hawk, Colorado (with approximately 1 acre within the casino gaming district) for an aggregate purchase price of $7,500. The transaction is expected to close on or before January 31, 2013.

5.	LONG-TERM DEBT

Long-term debt and capital lease obligations as of December 31, 2011 and 2010 consist of the following:

	2011	2010 (As adjusted, see Note 4)
9 3/4% Senior Unsecured Notes due 2014	$210,000	$210,000
Senior Secured Term Loan Facility due 2012	37,800	38,200
Senior Secured Delayed Draw Term Loan Facility due 2012	18,950	19,150
Senior Secured Revolving Credit Facility due 2011 and 2012	14,900	11,500
Truck Stop Indebtedness	—	20,723
Nautica Properties Indebtedness	27	1,295
Capital Leases	3,065	3,160

Total indebtedness	284,742	304,028

Less current indebtedness	(12,279)	(22,336)

Total long-term indebtedness	$272,463	$281,692

9 3/4% Senior Unsecured Notes due 2014 and Senior Secured Credit Facility

On June 16, 2006, we issued senior unsecured notes in the amount of $210,000 bearing interest at 9 3/4% due June 15, 2014 with interest only payments due each June 15 and December 15. We also have a $100,000 senior secured credit facility consisting of: (i) a $40,000 revolving credit facility (of which $3,000 expired June 2011 with the remainder initially due June 2012); (ii) a $40,000 six-year term loan facility initially due June 2012; and (iii) a $20,000 six-year delayed draw term loan initially due June 2012 (see below). Borrowings under our senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined, and (2) the federal funds rate plus  1/2 of 1% or (b) a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs. At December 31, 2011, the blended interest rate on our senior secured credit facility was approximately 3.50%. As of December 31, 2011, $22,100 was available on the revolving credit facility.

On February 23, 2012, we entered into a second amendment and restatement agreement to our credit facility (the “Restated Credit Agreement”). The Restated Credit Agreement extended the maturity of $45,000 of our term loans and $37,000 of our revolving loan commitments to December 16, 2013, among other minor amendments. In addition, we increased our revolver capacity to $40,000. We are required to pay down $11,750 of term loans on or before the June 16, 2012 maturity date. We also have the right to borrow an additional $12,000 of term loans under the Restated Credit Agreement if we choose, so long as the total indebtedness under the Restated Credit Agreement does not exceed $96,750.

As a result of the Restated Credit Agreement, our interest rate will increase by 0.25% on the loans that mature on December 16, 2013. As such, the interest rate on the drawn revolving loan balance will increase by 0.25%, the interest rate on the $11,750 of term loans that mature June 16, 2012 will remain 3% above LIBOR, and the $45,000 of term loans that mature December 16, 2013 will have an interest rate of 3.25% above LIBOR.

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

There are many restrictions and covenants placed upon us under both our secured and unsecured indebtedness. We are required to maintain certain operating performance ratios, our covenants impose various restrictions on us as to the timing of redemptions of our notes, there are various change of control covenants, and there are many other restrictive and operational limitations on us that would be difficult or impossible for us to change. The occurrence of any one of these events and/or covenant violations to our debt agreements could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our debt agreements. The failure to repay or maintain compliance with our covenants on any of our indebtedness would result in an event of default under both our senior credit facility and our note indenture. Annual distributions may be made to our owner in an aggregate amount not to exceed the greater of $1,000 or 50% of consolidated net income as defined in our credit agreement and indenture. At December 31, 2011, we were in compliance with our financial covenants.

Truck Stop Indebtedness

At December 31, 2010, we had truck stop indebtedness totaling $20,723. The outstanding indebtedness was paid in full during 2011 in connection with the sales of Springhill, Vivian and Forest Gold to JEI. See Note 4.

Nautica Properties Indebtedness

At December 31, 2010, we had Nautica Properties indebtedness totaling $1,295, of which $1,147 was paid in full during 2011 in connection with the sales of Nautica Phase 2 and Sycamore & Main to JEI. See Note 4.

Capital Leases

Gold Dust West-Elko has a capital lease on its building, which requires interest and principal payments of $21 per month. The lease initially matured in October 2010. We have the right to extend the lease three times, each for five year intervals, or to purchase the land and building for $5,398 at any time through the first renewal period (i.e., through October 2015). The purchase option is no longer available after the first renewal period. Effective November 1, 2010, Gold Dust West-Elko exercised its right to extend the lease for five years to October 2015. The effective interest rate is 16.9%. Each additional lease renewal, if elected, will result in an increase in monthly payments based on the Consumer Price Index, as published.

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

Colonial has a capital lease on the land and building for its satellite wagering facility in Chesapeake, Virginia, with interest and principal payments of $6 per month until October 2010, then interest and principal payments of $7 per month until October 2015, with three renewal periods of five years each with monthly payments starting at $8 per month and increasing to $11 per month. The effective interest rate is 10.5% per annum.

The Company has historically entered into various other insignificant capital leases related to equipment used in its video poker truck stops and vehicles used by executives of JEI. These capital leases were paid in full in 2011.

Scheduled maturities of long-term debt and capital lease obligations as of December 31, 2011, are as follows:

2012	$12,279
2013	59,523
2014	210,867
2015	50
2016	67
Thereafter	1,956

Total	$284,742

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Recurring Fair Value Measurements – Investment in Equity Securities

We own approximately three percent of the outstanding shares of MTR Gaming Group, Inc. (“MTR”), a publicly-traded gaming company. Our affiliates have also historically invested in MTR, which resulted in a combined ownership of approximately 18.3% of the outstanding common shares of MTR as of December 31, 2011 and thus making the affiliated group MTR’s largest shareholder.

We have elected the fair value option permitted by FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”), and therefore, we recognize changes in the fair value of our investment in MTR as unrealized gains/losses in earnings based on its quoted market price. We recorded an unrealized loss (gain) on the change in the fair value of the investment totaling $131, ($594) and $309 for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table presents information about our assets measured at fair value on a recurring basis as of December 31, 2011, aggregated by the level in the fair value hierarchy within which those assets fall:

Assets Measured at Fair Value on a Recurring Basis at December 31, 2011
	Total Fair Value	Level 1	Level 2	Level 3
Investment in equity securities	$1,521	$1,521	—	—

The following table presents information about our assets measured at fair value on a recurring basis as of December 31, 2010, aggregated by the level in the fair value hierarchy within which those assets fall:

Assets Measured at Fair Value on a Recurring Basis at December 31, 2010
	Total Fair Value	Level 1	Level 2	Level 3
Investment in equity securities	$1,652	$1,652	—	—

Effective May 6, 2008, our CEO was appointed to the MTR board of directors, and on October 31, 2008, he became the chairman of the MTR board. In March 2010, our CEO resigned from MTR’s board of directors. For the period that our CEO was the chairman of the MTR board, we reached a level of significant influence. Therefore, consistent with the requirements of ASC Topic 825 and Rule 4-08(g) of Regulation S-X of the Securities Exchange Act of 1934, the following is summary level financial information of MTR for the three months ended March 31, 2010 and for the year ended December 31, 2009 as derived from its reports filed with the SEC:

	Three Months Ended March 31, 2010	Year Ended December 31, 2009
Net revenues	$99,359	$444,155
Total operating expenses	90,069	421,308
Loss from continuing operations	(3,137)	(23,698)
Net loss	(3,280)	(22,538)

Nonrecurring Fair Value Measurements – Property, Plant and Equipment and Goodwill

We apply the provisions of the fair value measurement standard to our nonrecurring, non-financial measurements including property, plant and equipment and goodwill impairments. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances. Property, plant and equipment is evaluated for impairment and reduced to fair value when there is an indication that the carrying costs exceed the sum of the undiscounted cash flows. Goodwill is evaluated for impairment and reduced to fair value when there is an indication that the carrying costs exceed the fair value.

During June 2011, we evaluated our ability to recover the recorded cost of Gold Dust West-Carson City. See Note 11. Based on this evaluation, we recorded an impairment of long-lived assets totaling $10,065 related to this property. We used Level 3 inputs and income valuation, market valuation, and cost valuation techniques to measure the fair value of the Gold Dust West-Carson City asset group as of June 30, 2011. We considered a variety of factors when estimating the fair value of the asset group, including estimates about the future operating results, appropriate discount rates, multiples of EBITDA (earnings before interest, income taxes, depreciation and amortization), investment banker market analyses, and recent sales of comparable assets. A variety of estimates and judgments about the relevance and comparability of this information to our assets were made. Additionally, as discussed in Note 4, the portions of property, plant and equipment of Nautica Phase 2 and Nautica Peninsula Land acquired from third parties have been recorded at fair value at their acquisition dates.

The following table presents information about our non-financial assets measured at fair value on a nonrecurring basis during 2011, aggregated by the level in the fair value hierarchy within which those assets fall:

Assets Measured at Fair Value on a Nonrecurring Basis During 2011
	Total Fair Value	Level 1	Level 2	Level 3
Property, plant and equipment	$8,400	—	—	$8,400

As discussed in Note 3, prior to the acquisition by JEI, we determined the carrying value of the goodwill at Forest Gold was impaired. Consequently, Forest Gold recorded a goodwill impairment charge of $836 during the year ended December 31, 2010.

The following table presents information about our non-financial assets measured at fair value on a nonrecurring basis during 2010, aggregated by the level in the fair value hierarchy within which those assets fall:

Assets Measured at Fair Value on a Nonrecurring Basis During 2010
	Total Fair Value	Level 1	Level 2	Level 3
Goodwill	$880	—	—	$880

Other Estimated Fair Value Disclosures

The following disclosure of estimated fair value of our debt and capital lease obligations has been determined using available market information and discounted cash flow analysis. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The estimated fair value of our debt and capital lease obligations as of December 31, 2011 and 2010 is as follows:

	2011		2010 (As adjusted, see Note 4)
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Liabilities—Debt and capital lease obligations	$284,742	$271,453	$304,028	$302,133

The estimation methodologies utilized are summarized as follows:

Debt—The fair value of our senior unsecured notes is based upon quoted market rates. The fair value of our variable rate debt and other fixed rate debt is estimated based on a discounted cash flow analysis, using the prevailing market interest rates for debt of similar dollar amount, maturity and risk.

The estimated fair value of our other financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments.

7.	RELATED PARTY TRANSACTIONS

JIMCO Management Agreement

In order to assist us in our efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, we have a consulting agreement with Jacobs Investments Management Co. Inc. (“JIMCO”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two of his business associates. This agreement calls for payments of $1,250 per year payable in two equal installments of $625 on January 1st and July 1st plus 2.5% of budgeted development costs for projects undertaken by us, if certain debt covenant ratios are met. Total expenses incurred under this agreement with JIMCO were $1,250, $1,250 and $1,325 for the years ended December 31, 2011, 2010 and 2009, respectively.

Transactions with Affiliate Video Poker Truck Stops

We manage and provide administrative services and support to a Gameco-owned video poker truck stop in exchange for certain fees. We allocate management, accounting and overhead costs incurred by JEI to the video poker truck stop owned by Gameco. These costs totaled $318, $291 and $240 for the years ended December 31, 2011, 2010 and 2009, respectively. Additionally, beginning in December 2009, to help JEI reach the fuel sale volume necessary to qualify for the reduced pricing structure under our fuel supply agreements discussed in Note 8 below, we entered into an agreement with Gameco to provide gasoline and diesel fuel at cost for its fuel operations, which totaled $5,564, $4,476, and $0 for the years ended December 31, 2011, 2010 and 2009, respectively.

Jalou Device Owner, L.P.

Under Louisiana law, video poker machines must be owned by Louisiana residents. Through October 2009, the video poker truck stops paid a fee to the third party owner of the machines in order to maintain the machines used in our video poker truck stops, plus reimbursement for the owner’s licensing costs and various other expenses. Beginning in November 2009, the ownership of the video poker machines and the related repair parts inventory used by in our video poker truck stops was transferred from the third party owner to a related party, Jalou Device Owner, L.P. (“Device Owner”), of which Gameco owns 49% and is the general partner. Two Louisiana residents own the remaining 51% of Device Owner and are the limited partners. Our video poker truck stops pay 90 cents per operating video poker machine per day to Device Owner, plus reimbursement for Device Owner’s licensing costs. Total expense under these arrangements was $1,510, $1,508 and $1,310 for the years ended December 31, 2011, 2010 and 2009, respectively.

Other Related Party Transactions

During 2009, we incurred expenses with the R.E. Jacobs Group for JEI-related airplane usage totaling $113. Additionally, prior to our acquisition, Nautica Phase 2 periodically provided working capital advances to JIMCO. These advances totaled $583 as of December 31, 2010 and are included in the balances due from affiliates discussed below. These working capital advances were settled at closing of the acquisition of Nautica Phase 2 by JEI during 2011.

Balances Due To/From Affiliates

Each of the above related party transactions results in either receivables from or payables to our affiliates. As of December 31, 2011 and 2010, these transactions resulted in net receivables from affiliates totaling $1,098 and $2,722, respectively. As of December 31, 2011 and 2010, these transactions resulted in net payables to affiliates totaling $1,203 and $1,251, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Commitments

Colonial has an agreement with a totalisator company to provide totalisator equipment and services for pari-mutuel wagering at all of Colonial’s facilities and through Colonial’s EZ Horseplay account wagering platform. The agreement has fixed and variable cost elements and expires in February 2015. Colonial has two one year renewal options. Colonial also has an agreement with a company which provides the internet wagering interface, video streaming and other services which support Colonial’s EZ Horseplay account wagering platform. Fees payable under the agreement is primarily based upon a sliding scale of the amount annually wagered through EZ Horseplay. The agreement expires in February 2014. Total expense incurred for totalisator and account wagering support services under these agreements was $1,071, $762, and $850 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Interstate Horse Racing Act requires that we secure the consent of the Virginia Horsemen’s Benevolence and Protective Association (the “VaHBPA”) and the Virginia Harness Horse Association (“VHHA”) to export the simulcasting of races. These consents are usually contained in the agreement between each group and Colonial. We have an agreement with the VHHA that expires December 31, 2014 and an agreement with the VaHBPA that expires December 31, 2012.

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

Operating Leases

Our operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia, leases for office space in Colorado, Louisiana, Virginia and Florida, as well as leases for automobiles and other property and equipment at all locations, expiring at various dates. Total expense under these non-cancelable operating leases was $3,119, $3,057 and $2,985 for the years ended December 31, 2011, 2010 and 2009, respectively.

The future minimum commitments relating to JEI’s non-cancelable operating leases are as follows:

Years Ending December 31
2012	$3,234
2013	2,954
2014	2,712
2015	2,449
2016	1,664
Thereafter	22,405

Total	$35,418

Capital Leases

The following is an analysis of the leased property under capital leases:

Class of Property	2011	2010
Land	$1,182	$1,182
Buildings	1,686	1,686
Equipment and furniture and fixtures	—	255
Other	—	40
Less: accumulated depreciation	(427)	(600)

Total leased property under capital leases	$2,441	$2,563

As of December 31, 2011, the following is a schedule by years of future minimum lease payments under capital leases together with the net present value of the minimum lease payments:

Years Ending December 31
2012	$474
2013	474
2014	1,241
2015	345
2016	353
Thereafter	3,809

Total future minimum lease payments	6,696

Less amount representing interest ranging from 10.5% to 16.9% per annum	3,631

Net present value of minimum lease payments	$3,065

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

In March 2008, the Nevada Supreme Court ruled that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees were exempt from use tax. Recently, the Nevada Department of Taxation has asserted that gaming companies should pay sales tax on customer complimentary meals and employee meals on a prospective basis. This position stems from a recent Nevada Tax Commission decision which states that complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. A petition for judicial review of the Nevada Tax Commission decision has been filed in Clark County District Court. We are currently evaluating whether or not to accrue tax prospectively as it disagrees with the position asserted by the Nevada Department of Taxation. The resolution of this matter is not expected to have a material impact on our consolidated financial statements.

9.	ACCRUED EXPENSES

Accrued expenses as of December 31, 2011 and 2010, include the following:

	December 31, 2011	December 31, 2010 (As adjusted, see Note 4)
Payroll and related	$5,725	$4,897
Gaming taxes payable	3,379	3,318
Interest payable	1,229	963
Property taxes payable	1,176	1,147
Slot club liability	1,209	1,199
Progressive jackpot liability	1,549	1,260
Purses due horsemen	375	511
Other	3,776	3,588

	$18,418	$16,883

10.	EMPLOYEE BENEFIT PLANS

The Company is the sponsor of Jacobs Entertainment, Inc.’s 401(k) Plan (the “Plan”). The Plan is a defined contribution plan. The Plan allows eligible employees to make tax-deferred contributions that are matched by us up to a specified level. We contributed approximately $472, $424, and $93 to the Plan for the years ended December 31, 2011, 2010 and 2009, respectively.

11.	IMPAIRMENT OF LONG-LIVED ASSETS

During 2011, based on operating results, we were required, pursuant to FASB ASC Topic 360, Property, Plant and Equipment, to assess our ability to recover the recorded cost of the Gold Dust West-Carson City long-lived assets. We prepared a cash flow analysis based on management’s best estimates in an effort to assess the likelihood of recovering the cost of these assets. Based on these projections and the related underlying assumptions as well as our knowledge of the Carson City market, we believe that we will not be able to fully recover the carrying cost of these assets, and therefore, Gold Dust West-Carson City recorded an impairment of long-lived assets totaling $10,065 as of June 30, 2011. Future events such as actual performance versus projected performance, continued market decline, increased and/or changing competitive forces, or other unforeseen events could change our estimates and cause us to recognize an additional impairment in the carrying value of the Gold Dust West-Carson City long-lived assets in future periods. Such an impairment could be material to our financial position and results of operations.

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

13.	SEGMENT INFORMATION

Our CEO is our chief operating decision maker. At December 31, 2011, 2010 and 2009, we had four segments representing the geographic regions of our operations. Each segment is managed separately because of the unique characteristics of its revenue stream and customer base. We have aggregated our operations into these four segments based on similarities in the nature of the properties’ businesses, customers and regulatory environment in which each property operates. The Colorado segment consists of The Lodge and Gilpin casinos. Our Nevada segment includes the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos. The Louisiana operations consist of video poker truck stops, and the Virginia segment consists of Colonial’s pari-mutuel operations and satellite wagering facilities.

The accounting policies of the segments are the same as those described in Note 2. Corporate and other, which represents all other income and expenses, is also presented.

As of and for the Year Ended December 31, 2011

	Colorado	Nevada	Louisiana	Virginia	Corporate and Other	Total
Revenues
Gaming
Casino	$107,743	$36,152				$143,895
Truck stop			$72,388			72,388
Pari-mutuel				$27,920		27,920
Food and beverage	11,854	9,569	5,687	1,785		28,895
Convenience store — fuel			119,253			119,253
Convenience store — other			14,583			14,583
Hotel	1,941	1,915				3,856
Other	1,007	1,241	1,525	1,475	$729	5,977

Total revenues	122,545	48,877	213,436	31,180	729	416,767
Less: Promotional allowances	(24,540)	(6,178)	(6,104)			(36,822)

Net revenues	$98,005	$42,699	$207,332	$31,180	$729	$379,945

EBITDA(1)	$32,253	$(2,536)	$21,286	$875	$(9,833)	$42,045

Depreciation and amortization	$6,596	$5,894	$5,793	$2,459	$756	$21,498

Interest income	$—	$—	$6	$15	$—	$21

Interest expense	$8,629	$5,097	$4,609	$516	$7,312	$26,163

Net loss						$(5,595)

Goodwill	$6,711	$8,836	$33,181	$—	$—	$48,728

Identifiable intangible assets, net	$—	$—	$8,509	$—	$—	$8,509

Property, plant and equipment, net	$86,571	$25,194	$44,478	$60,773	$11,667	$228,683

Total assets	$108,238	$41,081	$99,322	$65,774	$15,407	$329,822

Long-term debt	$84,771	$61,086	$62,713	$4,844	$59,049	$272,463

Capital expenditures	$4,764	$3,043	$2,074	$1,298	$1,046	$12,225

As of and for the Year Ended December 31, 2010

	Colorado	Nevada	Louisiana (As adjusted, see Note 4)	Virginia	Corporate And Other (As adjusted, see Note 4)	Total (As adjusted, see Note 4)
Revenues:
Gaming
Casino	$105,056	$35,209				$140,265
Truck stop			$70,142			70,142
Pari-mutuel				$27,669		27,669
Food and beverage	11,939	9,382	6,593	1,982		29,896
Convenience store — fuel			95,480			95,480
Convenience store — other			13,739			13,739
Hotel	1,936	1,870				3,806
Other	932	1,268	1,970	1,634	$758	6,562

Total revenues	119,863	47,729	187,924	31,285	758	387,559
Less: Promotional allowances	(23,338)	(6,593)	(5,672)			(35,603)

Net revenues	$96,525	$41,136	$182,252	$31,285	$758	$351,956

EBITDA(1)	$31,221	$7,119	$20,335	$1,483	$(8,946)	$51,212

Depreciation and amortization	$6,792	$6,346	$6,077	$2,261	$952	$22,428

Interest income	$—	$—	$11	$9	$5	$25

Interest expense	$8,563	$5,223	$5,388	$541	$7,142	$26,857

Net income						$1,952

Goodwill	$6,711	$8,836	$33,181	$—	$—	$48,728

Identifiable intangible assets, net	$—	$—	$8,274	$—	$—	$8,274

Property, plant and equipment, net	$88,587	$38,124	$46,019	$61,856	$10,586	$245,172

Total assets	$110,380	$54,412	$101,306	$66,959	$16,281	$349,338

Long-term debt	$84,771	$61,113	$53,989	$4,875	$76,944	$281,692

Capital expenditures	$3,866	$3,653	$2,465	$1,329	$439	$11,752

As of and for the Year Ended December 31, 2009

	Colorado	Nevada	Louisiana (As adjusted, see Note 4)	Virginia	Corporate And Other (As adjusted, see Note 4)	Total (As adjusted, see Note 4)
Revenues
Gaming
Casino	$102,032	$37,734				$139,766
Truck stop			$72,309			72,309
Pari-mutuel				$32,276		32,276
Food and beverage	11,388	8,961	8,674	2,424		31,447
Convenience store — fuel			70,510			70,510
Convenience store — other			15,146			15,146
Hotel	1,738	1,869				3,607
Other	947	1,362	1,550	1,812	$925	6,596

Total revenues	116,105	49,926	168,189	36,512	925	371,657
Less: Promotional allowances	(21,059)	(8,507)	(5,519)			(35,085)

Net revenues	$95,046	$41,419	$162,670	$36,512	$925	$336,572

EBITDA(1)	$32,325	$7,576	$17,381	$1,547	$(11,463)	$47,366

Depreciation and amortization	$7,087	$5,984	$6,337	$2,124	$1,006	$22,538

Interest income	$—	$—	$8	$17	$3	$28

Interest expense	$8,686	$5,084	$5,130	$594	$6,889	$26,383

Net loss						$(1,527)

Goodwill	$6,711	$8,836	$34,017	$—	$—	$49,564

Identifiable intangible assets, net	$—	$—	$9,139	$—	$—	$9,139

Property, plant and equipment, net	$91,585	$40,907	$47,930	$62,964	$10,734	$254,120

Total assets	$113,679	$57,580	$104,471	$67,847	$16,976	$360,553

Long-term debt	$84,981	$61,337	$54,015	$4,902	$89,114	$294,349

Capital expenditures	$7,722	$2,887	$3,869	$1,052	$900	$16,430

(1)	EBITDA (earnings before interest, income taxes, depreciation and amortization) is presented as supplemental information in the tables above as it is a key measure of operating performance used by our chief operating decision maker. EBITDA can be reconciled directly to our consolidated net income (loss) by adding the amounts shown for depreciation, amortization, income taxes and interest to net income (loss). This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income (loss), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows holders of our debt and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our segments using EBITDA measures as do most analysts following the gaming industry. EBITDA is also a key component of certain financial covenants in our debt agreements.

14.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Our senior secured credit facility and unsecured senior notes are both guaranteed by our current and future restricted subsidiaries. Each subsidiary guarantor is 100% owned by the parent company, all guarantees are full and unconditional and joint and several, and all subsidiaries of JEI guarantee the securities.

The following information sets forth our Condensed Consolidating Balance Sheets as of December 31, 2011 and 2010, and the Condensed Consolidating Statements of Operations and the Condensed Consolidating Statements of Cash Flows for the three years ended December 31, 2011 as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Investments in our subsidiaries are accounted for on the equity method. Accordingly, entries necessary to consolidate the Parent Company Issuer and our Subsidiary Guarantors are reflected in the eliminations column.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2011

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$511	$37,020		$37,531
Property, plant and equipment, net	868	227,815		228,683
Net investment in and advances to subsidiaries	86,363		$(86,363)	—
Other long-term assets	2,879	60,729		63,608

Total assets	$90,621	$325,564	$(86,363)	$329,822

LIABILITIES AND EQUITY
Current liabilities	$15,584	$24,593		$40,177
Long-term debt	269,450	3,013		272,463
Long-term debt (receivable from) payable to affiliate	(210,407)	210,407		—
Other long-term liabilities	23	1,188		1,211
Total equity	15,971	86,363	$(86,363)	15,971

Total liabilities and equity	$90,621	$325,564	$(86,363)	$329,822

AS OF DECEMBER 31, 2010

(As adjusted, see Note 4)

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$554	$38,208		$38,762
Property, plant and equipment, net	897	244,275		245,172
Net investment in and advances to subsidiaries	94,045		$(94,045)	—
Other long-term assets	4,389	61,015		65,404

Total assets	$99,885	$343,498	$(94,045)	$349,338

LIABILITIES AND EQUITY
Current liabilities	$5,884	$43,119		$49,003
Long-term debt	275,250	6,442		281,692
Long-term debt (receivable from) payable to affiliate	(198,782)	198,782		—
Other long-term liabilities	4	1,110		1,114
Total equity	17,529	94,045	$(94,045)	17,529

Total liabilities and equity	$99,885	$343,498	$(94,045)	$349,338

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues	$—	$380,120	$(175)	$379,945
Costs and expenses	(10,084)	(349,489)	175	(359,398)
Interest expense, net	(5,679)	(20,463)	—	(26,142)
Equity in earnings of subsidiaries	10,142	—	(10,142)	—
Noncontrolling interest	—	(26)	—	(26)

Net (loss) income attributable to JEI	$(5,621)	$10,142	$(10,142)	$(5,621)

FOR THE YEAR ENDED DECEMBER 31, 2010

(As adjusted, see Note 4)

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues	$—	$352,131	$(175)	$351,956
Costs and expenses	(9,440)	(313,907)	175	(323,172)
Interest expense, net	(5,452)	(21,380)	—	(26,832)
Equity in earnings of subsidiaries	16,802	—	(16,802)	—
Noncontrolling interest	—	(42)	—	(42)

Net income attributable to JEI	$1,910	$16,802	$(16,802)	$1,910

FOR THE YEAR ENDED DECEMBER 31, 2009

(As adjusted, see Note 4)

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Eliminations	Consolidated
Net revenues	$—	$336,897	$(325)	$336,572
Costs and expenses	(12,359)	(299,710)	325	(311,744)
Interest expense, net	(5,184)	(21,171)	—	(26,355)
Equity in earnings of subsidiaries	15,953	—	(15,953)	—
Noncontrolling interest	—	(63)	—	(63)

Net (loss) income attributable to JEI	$(1,590)	$15,953	$(15,953)	$(1,590)

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Consolidated
Net cash provided by operating activities	$25,129	$4,222	$29,351

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(432)	(11,793)	(12,225)
Proceeds from sale of equipment	—	145	145
Purchases of device rights	—	(1,756)	(1,756)

Net cash used in investing activities	(432)	(13,404)	(13,836)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	800	800
Proceeds from revolving line of credit	40,800	—	40,800
Payments on long-term debt	(401)	(1,071)	(1,472)
Payments on revolving line of credit	(37,400)	—	(37,400)
Net advances to/from subsidiaries	(9,890)	9,890	—
Acquisition of noncontrolling interest	(2,107)	—	(2,107)
Distributions to stockholder	(15,614)	—	(15,614)

Net cash (used in) provided by financing activities	(24,612)	9,619	(14,993)

Net Increase in Cash and Cash Equivalents	85	437	522
Cash and Cash Equivalents — Beginning of Year	196	24,509	24,705

Cash and Cash Equivalents — End of Year	$281	$24,946	$25,227

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

(As adjusted, see Note 4)

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Consolidated
Net cash provided by operating activities	$19,570	$8,512	$28,082

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(145)	(11,607)	(11,752)
Proceeds from sale of equipment	37	301	338
Purchases of device rights		(901)	(901)

Net cash used in investing activities	(108)	(12,207)	(12,315)

FINANCING ACTIVITIES:
Payments to obtain financing	(1,500)		(1,500)
Proceeds from revolving line of credit	24,000		24,000
Payments on long-term debt	(406)	(2,508)	(2,914)
Payments on revolving line of credit	(31,500)		(31,500)
Net advances to/from subsidiaries	(6,251)	6,251	—
Contribution from stockholder		25	25
Distributions to stockholder	(3,800)	(4)	(3,804)

Net cash (used in) provided by financing activities	(19,457)	3,764	(15,693)

Net Increase in Cash and Cash Equivalents	5	69	74
Cash and Cash Equivalents — Beginning of Year	191	24,440	24,631

Cash and Cash Equivalents — End of Year	$196	$24,509	$24,705

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009

(As adjusted, see Note 4)

	Parent
	Company	Subsidiary
	Issuer	Guarantors	Consolidated
Net cash provided by operating activities	$8,971	$14,092	$23,063

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(192)	(16,238)	(16,430)
Proceeds from sale of equipment	4	385	389
Purchases of device rights		(1,124)	(1,124)
Acquisition of noncontrolling interest	(212)		(212)

Net cash used in investing activities	(400)	(16,977)	(17,377)

FINANCING ACTIVITIES:
Payments to obtain financing	(555)		(555)
Proceeds from revolving line of credit	29,463		29,463
Payments on long-term debt	(404)	(1,553)	(1,957)
Payments on revolving line of credit	(27,000)		(27,000)
Net advances to/from subsidiaries	(7,127)	7,127	—
Distributions to stockholder	(3,244)	(46)	(3,290)

Net cash (used in) provided by financing activities	(8,867)	5,528	(3,339)

Net (Decrease) Increase in Cash and Cash Equivalents	(296)	2,643	2,347
Cash and Cash Equivalents — Beginning of Year	487	21,797	22,284

Cash and Cash Equivalents — End of Year	$191	$24,440	$24,631

******

EXHIBIT INDEX

The following exhibits are filed, or incorporated by reference where indicated, in Part IV of this Annual Report on Form 10-K.

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of Gameco, Inc.	S-4	333-88242	3.1	May 14, 2002

3.2	By-Laws of Gameco, Inc.	S-4	333-88242	3.2	May 14, 2002

3.3	Amendment to the Certificate of Incorporation of Gameco, Inc.	S-4A	333-88242	3.36	August 8, 2002

3.4	Certificate of Amendment of Certificate of Incorporation of Jacobs Entertainment, Inc. dated September 27, 2005.	10-Q	333-88242	3.40	November 14, 2005

4.1	Trust Indenture Agreement by and between Jacobs Entertainment, Inc. and Wells Fargo Bank, as Trustee, dated June 16, 2006.	8-K	333-88242	4.1	March 23, 2006

4.2	Registration Rights Agreement by and between Jacobs Entertainment, Inc. and Credit Suisse Securities (USA) LLC, CIBC World Markets Corp., Libra Securities, LLC, Wells Fargo Securities, LLC and KeyBanc Capital Markets, a Division of McDonald Investments Inc., as the initial purchasers, dated June 16, 2006.	8-K	333-88242	4.2	March 23, 2006

4.3	Pledge Agreement dated as of June 16, 2006 by and among Jacobs Entertainment, Inc., Black Hawk Gaming & Development Company, Inc. and Credit Suisse, Cayman Islands Branch.	S-4	333-136066	4.3	July 27, 2006

4.4	Guarantee Agreement dated as of June 16, 2006, by and among Jacobs Entertainment, Inc., certain of the subsidiaries of Jacobs Entertainment, Inc. and Credit Suisse, Cayman Islands Branch.	S-4	333-136066	4.4	July 27, 2006

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
4.5	Security Agreement dated as of June 16, 2006, made by Jacobs Entertainment, Inc. and each of the guarantors listed on the signature pages or from time to time a party by execution of a joinder agreement, as pledgors, assignors and debtors in favor of Credit Suisse, Cayman Islands Branch, in its capacity as collateral agent for the Secured Parties pursuant to the Credit Agreement.	S-4	333-136066	4.5	July 27, 2006

4.6	Contribution Agreement dated June 16, 2006, by and among Jacobs Entertainment, Inc. and affiliates of Jacobs Entertainment, Inc.	S-4	333-136066	4.6	July 27, 2006

4.7	Custodian Agreement dated as of June 16, 2006, by and between Dunham Trust Company, 1 East Liberty Street, Sixth Floor, Reno, NV 89504, as custodian, Credit Suisse, Cayman Islands Branch as Collateral Agent under the Credit Agreement, Jacobs Entertainment, Inc., as the Borrower under the Credit Agreement and Blackhawk Gaming & Development Company, Inc.	S-4	333-136066	4.7	July 27, 2006

4.8	Form of Jacobs Entertainment, Inc. 9.75% Rule 144A Global Note due 2014.	S-4	333-136066	4.8	July 27, 2006

4.9	Form of Jacobs Entertainment, Inc. 9.75% Regulation S Global Note due 2014.	S-4	333-136066	4.9	July 27, 2006

4.10	Form of Jacobs Entertainment, Inc. 9.75% IAI Global Note due 2014.	S-4	333-136066	4.10	July 27, 2006

4.11	Intercompany Note dated as of June 16, 2006 by and among Jacobs Entertainment, Inc., and Credit Suisse, Cayman Islands Branch.	S-4	333-136066	4.11	July 27, 2006

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
4.12	Purchase Agreement dated June 9, 2006 by and among Jacobs Entertainment, Inc. and Credit Suisse Securities (USA) LLC, on behalf of the purchasers of the $210,000,000 9.75% Senior Notes.	S-4	333-136066	4.12	July 27, 2006

4.13	Pledge Agreement dated June 16, 2006 by and among Jacobs Entertainment, Inc., Black Hawk Gaming & Development Company, Inc. and Canadian Imperial Bank of Commerce, acting through its New York Agency.	S-4	333-136066	4.13	July 27, 2006

10.1	Deed of Lease dated May 8, 2003 between Haynes Chippenham Plaza, LLC and Colonial Downs, L.P.	10-K	333-88242	10.1	March 29, 2004

10.2	Piñon Plaza Ground Lease dated June 26, 2006 by and between Clark G. Russell and Jean M. Russell, Trustees of The Clark and Jean Russell Family Trust and Jacobs Entertainment, Inc.	S-4	333-136066	10.3	July 27, 2006

10.3	Triple Net Lease dated November 14, 2005 among Route 225 Investments, LLC and Jacobs Entertainment, Inc.	8-K	333-88242	10.4	November 15, 2005

10.4	Shopping Center Lease dated February 28, 2005 between Jay F. Wilks, Trustee under Indenture dated December 20, 1976 by and between Herbert Cashvan and Marvin Simon, as Settlors, and Jay F. Wilks as Trustee, and Colonial Downs, L.P.	8-K	333-88242	10.7	March 23, 2006

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
10.5	Consulting Agreement dated January 1, 2006 and amended June 16, 2006, by and among Jacobs Entertainment, Inc. and Jacobs Investments Management Co., Inc.	S-4	333-136066	10.12	July 27, 2006

10.6	Purchase Agreement between Jacobs Sugar Warehouse, Inc. and Flats Development, Inc. dated July 7, 2010.	8-K	333-88242	10.12B	July 12, 2010

10.7	Option Agreement dated July 11, 2006 between Jacobs Entertainment, Inc. and Nautica Peninsula Land Limited Partnership.	S-4	333-136066	10.18	July 27, 2006

10.8	Amendment to Option Agreement between Jacobs Entertainment, Inc. and Nautica Peninsula Land Limited Partnership dated July 6, 2010.	8-K	333-88242	10.14B	July 12, 2010

10.9	Lease and Option to Purchase Agreement dated June 21, 2006 by and between Curray Corporation, Texas Pelican, LLC and Jalou of Vinton, LLC.	S-4	333-136066	10.20	July 27, 2006

10.10	Purchase Agreement dated March 14, 2008 regarding Jacobs Lot D, Inc.	10-Q	333-88242	10.30	May 13, 2008

10.11	Executive Employment Agreement between Jacobs Entertainment, Inc. and Emanuel J. Cotronakis signed August 21, 2009.	8-K	333-88242	10.32	August 24, 2009

10.12	Executive Employment Agreement between Jacobs Entertainment, Inc. and Michael T. Shubic signed September 23, 2009.	8-K	333-88242	10.33	September 29, 2009

10.13	Executive Employment Agreement between Jacobs Entertainment, Inc. and Ian M. Stewart signed September 23, 2009.	8-K	333-88242	10.34	September 29, 2009

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
10.14	Marketer Franchise Agreement between JEI Distributing, LLC and CITGO Petroleum Corporation dated as of December 21, 2009.	8-K	333-88242	10.35	January 13, 2010

10.15	Unbranded Rack Sales Agreement between JEI Distributing, LLC and CITGO Petroleum Corporation dated as of December 21, 2009.	8-K	333-88242	10.36	January 13, 2010

10.16	Addendum to Unbranded Rack Sales Agreement between JEI Distributing, LLC and CITGO Petroleum Corporation dated as of December 21, 2009.	8-K	333-88242	10.37	January 13, 2010

10.17	Membership Interests Purchase Agreement effective January 31, 2011 by and between Gameco Holdings, Inc. and Jacobs Entertainment, Inc.	8-K	333-88242	10.28	February 3, 2011

10.18	Purchase Agreement between Nautica Phase 2 Limited Partnership and Jacobs Sugar Warehouse, Inc. dated January 14, 2011.	10-K	333-88242	10.29	March 29, 2011

10.19	Membership Interests Purchase Agreement effective March 31, 2011 by and between Gameco Holdings, Inc. and Jacobs Entertainment, Inc.	8-K	333-88242	10.30	April 4, 2011

10.20	Purchase Agreement between Sycamore & Main, Inc. and Jacobs Sugar Warehouse, Inc. dated October 3, 2011.	8-K	333-88242	10.31	October 6, 2011

10.21	Purchase Agreement between Nautica Peninsula Land Limited Partnership and Jacobs Sugar Warehouse, Inc. dated October 28, 2011.	8-K	333-88242	10.32	November 3, 2011

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
10.22	Second Amendment and Restatement Agreement, dated as of February 23, 2012, among the Registrant, as borrower, several lenders from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Wells Fargo Bank, National Association, as Swingline Lender, which amended and restated in its entirety the Amended and Restated Credit Agreement, dated as of June 16, 2006, as amended and restated as of March 31, 2010, among such parties, as set forth in such Second Amendment and Restatement Agreement.	8-K	333-88242	10.33	February 29, 2012

10.23	Increase Joinder to the Credit Agreement, dated as of February 23, 2012, among the Registrant, Capital One, National Association, as Additional Revolving Lender, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent.	8-K	333-88242	10.34	February 29, 2012

10.24	Specific Performance Real Estate Sales Contract, dated as of February 24, 2012, among the Registrant, Dakota Blackhawk, LLC and Miner’s Mesa Development, LLC.	8-K	333-88242	10.35	March 1, 2012

12	Computation of Ratio of Earnings to Fixed Charges.					X

14	Code of Ethics (as revised).	10-K	333-88242	14.1	March 26, 2008

21	Subsidiaries of Jacobs Entertainment, Inc.					X

25.1	Statement of Eligibility of Trustee on Form T-1.	S-4	333-136066	25.1	July 27, 2006

Exhibit No.	Description	Form	File No.	Where located (Exhibit No.)	Filing Date	Filed Herewith
31.1	Chief Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Chief Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.					X

101*	Financial statements for the Jacobs Entertainment, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.