Form 10-Q
period 2012-03-31
JACOBS ENTERTAINMENT INC
filed 2012-05-14
CIK 1173284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 14, 2012
Class A Common Stock, $.01 par value	1,320 shares
Class B Common Stock, $.01 par value	180 shares

Jacobs Entertainment, Inc.

Index

March 31, 2012

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2012 and December 31, 2011

(Dollars in Thousands)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,309	$25,227
Restricted cash	2,303	1,212
Accounts receivable, net	3,669	3,222
Due from affiliates	1,552	1,098
Inventory	3,899	3,860
Other current assets	3,964	2,912

Total current assets	43,696	37,531

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	66,777	66,777
Building and improvements	202,482	202,440
Equipment, furniture and fixtures	111,715	110,486
Leasehold improvements	3,232	3,232
Construction in progress	2,300	715

	386,506	383,650
Less accumulated depreciation	(159,198)	(154,967)

Property, plant and equipment, net	227,308	228,683

OTHER NONCURRENT ASSETS:
Goodwill	48,728	48,728
Identifiable intangible assets, net	8,801	8,509
Debt issue costs, net	2,847	2,826
Investment in equity securities	3,995	1,521
Other assets	2,600	2,024

TOTAL	$337,975	$329,822

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,711	$8,277
Accrued expenses	23,687	18,418
Due to affiliates	406	1,203
Current portion of long-term debt and capital lease obligations	12,253	12,279

Total current liabilities	46,057	40,177
Long-term debt and capital lease obligations	271,428	272,463
Other noncurrent liabilities	1,227	1,211

Total liabilities	318,712	313,851

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER’S EQUITY:
Class A Common stock, $.01 par value; 1,800 shares authorized, 1,320 shares issued and outstanding as of March 31, 2012 and December 31, 2011	—	—
Class B Common stock, $.01 par value; 200 shares authorized, 180 shares issued and outstanding as of March 31, 2012 and December 31, 2011	—	—
Additional paid-in capital	36,914	37,914
Accumulated deficit	(17,651)	(21,943)

Total stockholder’s equity	19,263	15,971

TOTAL	$337,975	$329,822

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

	Three Months Ended March 31,
	2012	2011 (As adjusted, see Note 7)
REVENUES
Gaming:
Casino	$36,837	$36,094
Truck stop	20,157	19,508
Pari-mutuel	6,745	6,382
Food and beverage	7,148	7,077
Convenience store – fuel	31,069	26,689
Convenience store – other	3,717	3,344
Hotel	850	752
Other	1,436	1,247

Total revenues	107,959	101,093
Less: Promotional allowances	(9,691)	(9,250)

Net revenues	98,268	91,843

COSTS AND EXPENSES
Gaming:
Casino	12,657	12,462
Truck stop	11,118	11,256
Pari-mutuel	5,147	4,850
Food and beverage	3,333	3,330
Convenience store – fuel	30,058	25,642
Convenience store – other	5,116	4,390
Hotel	166	162
Marketing, general and administrative	17,330	16,073
Unrealized gain on change in fair value of investment in equity securities	(2,474)	(480)
Depreciation and amortization	5,061	5,605

Total costs and expenses	87,512	83,290

OPERATING INCOME	10,756	8,553
Interest income	12	12
Interest expense	(6,476)	(6,790)

NET INCOME	4,292	1,775
Net income of subsidiary attributable to the noncontrolling interest	—	(4)

NET INCOME ATTRIBUTABLE TO JACOBS ENTERTAINMENT, INC.	$4,292	$1,771

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

	Common Stock
	Class A Shares	Class B Shares	Amount*	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
BALANCES, JANUARY 1, 2012	1,320	180	$—	$37,914	$(21,943)	$—	$15,971
Distributions				(1,000)			(1,000)
Net income					4,292	—	4,292

BALANCES, MARCH 31, 2012	1,320	180	$—	$36,914	$(17,651)	$—	$19,263

	Common Stock
	Class A Shares	Class B Shares	Amount*	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
BALANCES, JANUARY 1, 2011 (As adjusted, see Note 7)	1,320	180	$—	$32,522	$(16,322)	$1,329	$17,529
Capital contributions				20,913			20,913
Distributions				(15,723)			(15,723)
Acquisition of noncontrolling interest						(623)	(623)
Net income (As adjusted, see Note 7)					1,771	4	1,775

BALANCES, MARCH 31, 2011 (As adjusted, see Note 7)	1,320	180	$—	$37,712	$(14,551)	$710	$23,871

*	The par value amount of the Jacobs Entertainment, Inc. 1,320 shares of Class A common stock and 180 shares of Class B common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 due to rounding.

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2012 and 2011

(Dollars in Thousands)

	Three Months Ended March 31,
	2012	2011 (As adjusted, see Note 7)
OPERATING ACTIVITIES:
Net income	$4,292	$1,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,061	5,605
Unrealized gain on change in fair value of investment in equity securities	(2,474)	(480)
Loss (gain) on sale of equipment	41	(33)
Deferred financing cost amortization	551	588
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(1,091)	(1,044)
Accounts receivable, net	(447)	(775)
Inventory	(39)	128
Other assets	(1,628)	(195)
Accounts payable	2,113	(216)
Accrued expenses and other noncurrent liabilities	5,269	6,707
Due from/to affiliates	(1,251)	(870)

Net cash provided by operating activities	10,397	11,190

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(4,029)	(4,634)
Proceeds from sale of equipment	8	79
Purchases of device rights	(661)	(1,217)
Acquisition of noncontrolling interest	—	(1,243)

Net cash used in investing activities	(4,682)	(7,015)

FINANCING ACTIVITIES:
Payments to obtain financing	(572)	—
Proceeds from issuance of debt	—	800
Borrowings on revolving line of credit	4,000	16,800
Payments on long-term debt	(161)	(958)
Payments on revolving line of credit	(4,900)	(5,500)
Distributions to stockholder	(1,000)	(14,407)

Net cash used in financing activities	(2,633)	(3,265)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,082	910
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,227	24,705

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,309	$25,615

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,132	$995

Non-cash investing and financing activities:
Capital contributions related to liabilities paid by affiliate	$—	$20,913

Capital distributions related to assets retained by affiliate	$—	$1,316

Non-cash additions to property	$1,273	$466

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

We currently own and operate five casinos through wholly-owned subsidiaries. Our casinos include The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Hotel Casino (“Gilpin”), both in Black Hawk, Colorado, the Gold Dust West in Reno, Nevada (“Gold Dust West-Reno”), the Gold Dust West in Carson City, Nevada (“Gold Dust West-Carson City”) and the Gold Dust West in Elko, Nevada (“Gold Dust West-Elko”). JEI also owns and operates 21 video poker truck stops in Louisiana, which are collectively referred to as “truck stops.” We also receive a percentage of gaming revenue from an additional truck stop. Finally, JEI owns and operates a horse racing track with ten satellite wagering facilities in Virginia through a wholly-owned subsidiary, Colonial Holdings, Inc. (“Colonial”).

During 2011, we completed several related party acquisitions which were accounted for as combinations of entities under common control. Accordingly, the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted to include the operations of these businesses from January 1, 2011. See Note 7.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Financial Statements – The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial position as of March 31, 2012 and December 31, 2011, and the results of our operations, cash flows and changes in stockholder’s equity for the three months ended March 31, 2012 and 2011. All intercompany transactions and balances have been eliminated in consolidation. We have evaluated subsequent events through the date on which the financial statements are issued.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto in our Form 10-K report for the year ended December 31, 2011 filed with the United States Securities and Exchange Commission. Our significant accounting policies are discussed in detail in Note 2 to the financial statements contained in our Form 10-K report. The results of interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

New Accounting Guidance – In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which provides amendments to FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement. The objective of ASU 2011-04 is to create common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”). The amendments clarify existing fair value measurement and disclosure requirements and make changes to particular principles or requirements for measuring or disclosing information about fair value measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. We adopted this standard effective January 1, 2012, which did not have an impact on our unaudited condensed consolidated financial statements other than additional disclosures.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income: Presentation of Comprehensive Income (“ASU 2011-05”), which provides amendments to FASB ASC Topic 220, Comprehensive Income. The objective of ASU 2011-05 is to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which defers the effective date of changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments in this update are effective at the same time as the amendments in ASU 2011-05. The adoption of this guidance will only impact our unaudited condensed consolidated financial statements if we have components of comprehensive income besides net income in the future. Therefore, no statement of comprehensive income has been included.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The objective of ASU 2011-11 is to require an entity to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. ASU 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013 and should be applied retrospectively. The adoption of this standard will not have an impact on our unaudited condensed consolidated financial statements.

3.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

We test goodwill for impairment as of September 30 each year or when circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying value. We consider a variety of factors when estimating the fair value of our reporting units, including estimates about the future operating results of each reporting unit, multiples of EBITDA (earnings before interest, income taxes, depreciation and amortization), investment banker market analyses, and recent sales of comparable business units, if such information is available to us. A variety of estimates and judgments about the relevance and comparability of these factors to the reporting units are made. As of September 30, 2011, we believe the carrying value of the goodwill held in our reporting units was not impaired and there have been no circumstances subsequently to indicate any additional impairment testing is required. There has been no change in the carrying amount of goodwill during 2012.

In addition, as of March 31, 2012, we have reassessed the useful lives of our identifiable intangible assets without any change to the previously established amortization periods of such assets.

Identifiable intangible assets as of March 31, 2012 and December 31, 2011, consisted of the following:

	Weighted	March 31, 2012			December 31, 2011
	Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Revenue rights	39.75	$6,000	$1,230	$4,770	$6,000	$1,200	$4,800
Device use rights	2.50	12,163	8,447	3,716	12,161	8,787	3,374
Restriction agreements	4.55	743	428	315	743	408	335

Total		$18,906	$10,105	$8,801	$18,904	$10,395	$8,509

Aggregate amortization expense of identifiable intangible assets was $369 and $389 for the three months ended March 31, 2012 and 2011, respectively.

Estimated amortization expense for the years ending December 31:

2012 (remaining 9 months)	$1,186
2013	1,172
2014	942
2015	846
2016	454
Thereafter	4,201

Total	$8,801

4.	SEGMENTS

Our CEO is our chief operating decision maker. At March 31, 2012 and 2011, we had four segments representing the geographic regions of our operations. Each segment is managed separately because of the unique characteristics of its revenue stream and customer base. We have aggregated our operations into these four segments based on similarities in the nature of the properties’ businesses, customers and regulatory environment in which each property operates. The Colorado segment consists of The Lodge and Gilpin casinos. Our Nevada segment includes the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos. The Louisiana operations consist of video poker truck stops, and the Virginia segment consists of Colonial’s pari-mutuel operations and satellite wagering facilities.

The accounting policies of the segments are the same as those described in Note 2 above and those included in our Form 10-K report for the year ended December 31, 2011. Corporate and other, which represents all other income and expenses, is also presented.

As of and for the Three Months Ended March 31, 2012

	Colorado	Nevada	Louisiana	Virginia	Corporate and Other	Total
Revenues:
Gaming
Casino	$27,709	$9,128				$36,837
Truck stop			$20,157			20,157
Pari-mutuel				$6,745		6,745
Food and beverage	3,014	2,389	1,471	274		7,148
Convenience store — fuel			31,069			31,069
Convenience store — other			3,717			3,717
Hotel	499	351				850
Other	279	321	394	180	$262	1,436

Total revenues	31,501	12,189	56,808	7,199	262	107,959
Less: Promotional allowances	(6,527)	(1,558)	(1,606)			(9,691)

Net revenues	$24,974	$10,631	$55,202	$7,199	$262	$98,268

EBITDA(1)	$8,457	$1,857	$6,128	$491	$(1,116)	$15,817

Depreciation and amortization	$1,618	$1,040	$1,366	$914	$123	$5,061

Interest income	$—	$—	$7	$1	$4	$12

Interest expense	$2,157	$1,280	$1,110	$132	$1,797	$6,476

Net income						$4,292

Balance Sheet Information as of March 31, 2012:
Goodwill	$6,711	$8,836	$33,181	$—	$—	$48,728

Identifiable intangible assets, net	$—	$—	$8,801	$—	$—	$8,801

Property, plant and equipment, net	$86,105	$24,646	$43,693	$60,983	$11,881	$227,308

Total assets	$109,043	$40,955	$100,183	$66,859	$20,935	$337,975

Long-term debt	$84,771	$61,049	$62,713	$4,835	$58,060	$271,428

Capital expenditures	$1,066	$514	$955	$1,046	$448	$4,029

For the Three Months Ended March 31, 2011

(Balance Sheet Data as of December 31, 2011)

	Colorado	Nevada	Louisiana	Virginia	Corporate and Other (As adjusted, see Note 7)	Total (As adjusted, see Note 7)
Revenues:
Gaming
Casino	$27,058	$9,036				$36,094
Truck stop			$19,508			19,508
Pari-mutuel				$6,382		6,382
Food and beverage	2,977	2,326	1,489	285		7,077
Convenience store — fuel			26,689			26,689
Convenience store — other			3,344			3,344
Hotel	473	279				752
Other	218	306	394	210	$119	1,247

Total revenues	30,726	11,947	51,424	6,877	119	101,093
Less: Promotional allowances	(6,230)	(1,533)	(1,487)			(9,250)

Net revenues	$24,496	$10,414	$49,937	$6,877	$119	$91,843

EBITDA(1)	$8,049	$1,687	$5,932	$530	$(2,040)	$14,158

Depreciation and amortization	$1,648	$1,691	$1,496	$567	$203	$5,605

Interest income	$—	$—	$4	$8	$—	$12

Interest expense	$2,157	$1,274	$1,297	$129	$1,933	$6,790

Net income						$1,775

Balance Sheet Information as of December 31, 2011:
Goodwill	$6,711	$8,836	$33,181	$—	$—	$48,728

Identifiable intangible assets, net	$—	$—	$8,509	$—	$—	$8,509

Property, plant and equipment, net	$86,571	$25,194	$44,478	$60,773	$11,667	$228,683

Total assets	$108,238	$41,081	$99,322	$65,774	$15,407	$329,822

Long-term debt	$84,771	$61,086	$62,713	$4,844	$59,049	$272,463

Capital expenditures	$1,817	$1,174	$474	$512	$657	$4,634

(1)	EBITDA (earnings before interest, income taxes, depreciation and amortization) is presented as supplemental information in the tables above as it is a key measure of operating performance used by our chief operating decision maker. EBITDA can be reconciled directly to our unaudited condensed consolidated net income by adding the amounts shown for depreciation, amortization, income taxes and interest to net income. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows holders of our debt and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our segments using EBITDA measures as do most analysts following the gaming industry. EBITDA is also a key component of certain financial covenants in our debt agreements.

5.	COMMITMENTS AND CONTINGENCIES

Commitments

Colonial has an agreement with a totalisator company to provide totalisator equipment and services for pari-mutuel wagering at all of Colonial’s facilities and through Colonial’s EZ Horseplay account wagering platform. The agreement has fixed and variable cost elements and expires in February 2015. Colonial has two one year renewal options. Colonial also has an agreement with a company which provides the internet wagering interface, video streaming and other services which support Colonial’s EZ Horseplay account wagering platform. Fees payable under the agreement are primarily based upon a sliding scale of the amount annually wagered through EZ Horseplay. The agreement expires in February 2014. Total expense incurred for totalisator and account wagering support services under these agreements was $296 and $143 for the three month periods ended March 31, 2012 and 2011, respectively.

Operating Leases

Our operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia, leases for office space in Colorado, Louisiana, Virginia and Florida, as well as leases for automobiles and other property and equipment at all locations, expiring at various dates. Total expense under these non-cancelable operating leases was $798 and $730 during the three months ended March 31, 2012 and 2011, respectively.

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

In March 2008, the Nevada Supreme Court ruled that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees were exempt from use tax. Recently, the Nevada Department of Taxation has asserted that gaming companies should pay sales tax on customer complimentary meals and employee meals on a prospective basis. This position stems from a recent Nevada Tax Commission decision which states that complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. A petition for judicial review of the Nevada Tax Commission decision has been filed in Clark County District Court. We continue to evaluate the position asserted by the Nevada Department of Taxation. The resolution of this matter is not expected to have a material impact on our consolidated financial statements.

6.	RELATED PARTY TRANSACTIONS

JIMCO Management Agreement

In order to assist us in our efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, we have a consulting agreement with Jacobs Investments Management Co. Inc. (“JIMCO”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two of his business associates. This agreement calls for payments of $1,250 per year payable in two equal installments of $625 on January 1st and July 1st plus 2.5% of budgeted development costs for projects undertaken by us, if certain debt covenant ratios are met. Total expenses incurred under this agreement with JIMCO were $313 and $313 during the three months ended March 31, 2012 and 2011, respectively.

Transactions with Affiliate Video Poker Truck Stops

We manage and provide administrative services and support to the video poker truck stop owned by Gameco Holdings, Inc. (“Gameco”), another wholly owned subsidiary of JII, in exchange for certain fees. We allocate management, accounting and overhead costs incurred by JEI to the video poker truck stop owned by Gameco. These costs totaled $75 and $70 for the three months ended March 31, 2012 and 2011, respectively. Additionally, to help JEI reach the fuel sale volume necessary to qualify for the reduced pricing structure under our fuel supply agreements, we entered into an agreement with Gameco to provide gasoline and diesel fuel at cost for its fuel operations, which totaled $1,334 and $1,112 for the three months ended March 31, 2012 and 2011, respectively.

Jalou Device Owner, L.P.

Under Louisiana law, video poker machines must be owned by Louisiana residents. The video poker machines and the related repair parts inventory used in our video poker truck stops are owned by Jalou Device Owner, L.P. (“Device Owner”), of which Gameco owns 49% and is the general partner. Two Louisiana residents own the remaining 51% of Device Owner and are the limited partners. Our video poker truck stops pay 90 cents per operating video poker machine per day to Device Owner, plus reimbursement for Device Owner’s licensing costs. Total expense under these arrangements was $378 and $376 for the three months ended March 31, 2012 and 2011, respectively.

Balances Due To/From Affiliates

Each of the above related party transactions results in either receivables from or payables to our affiliates. As of March 31, 2012 and December 31, 2011, these transactions resulted in net receivables from affiliates totaling $1,552 and $1,098, respectively. As of March 31, 2012 and December 31, 2011, these transactions resulted in net payables to affiliates totaling $406 and $1,203, respectively.

7.	RECENT ACQUISITION ACTIVITY

Acquisitions of Nautica Properties

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

Since January 2009, we have exercised all of our options on the Nautica Properties. During 2011, we acquired Nautica Phase 2, Sycamore & Main and Nautica Peninsula Land from related parties. Our CEO controlled each of these businesses prior to acquisition. These acquisitions and their related business were accounted for as combinations of entities under common control. Therefore, the portion of each business acquired from related parties have been recorded at the historical cost bases in the assets and liabilities transferred and the portion of these businesses acquired from third parties have been recorded at fair value at the acquisition date using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations (“ASC Topic 805”). A distribution was recorded on the acquisition date for the portion of the purchase price attributable to related parties. The net assets of the entity acquired have been retroactively accounted for in the accompanying unaudited condensed consolidated financial statements since January 1, 2011. The net assets attributable to the noncontrolling interest holders have been reflected as a separate component of equity.

If casino gaming were to become legalized in Ohio within seven years from the purchase date of each property and a casino is licensed on the Nautica Properties, the purchase price of each property could increase based on independent appraisals of the land, improvements and other asset values. Any additional purchase price shall be equal to the fair market value of the property at the time that a license is issued to JEI in the State of Ohio for a casino less the purchase price previously paid. There is no maximum additional purchase price. We will continue to evaluate the fair value of this additional contingent purchase price at each balance sheet date throughout the term of the agreement. If applicable, any additional purchase price would be accounted for consistently with the original acquisition accounting, whereby the portion attributable to related parties would be accounted for as a combination of entities under common control and as a distribution, and the portion attributable to third parties would be accounted for using the acquisition method of accounting. At March 31, 2012, the fair value of the aggregate contingent purchase price was immaterial to the financial position of JEI, but could have a material impact in the future if a casino license is granted for the Nautica Properties.

The following table summarizes the net assets acquired and liabilities assumed as of the acquisition date for each acquired property considering both the portion acquired from related parties and the noncontrolling interest holders:

	Nautica Phase 2	Sycamore & Main	Nautica Peninsula Land
Date of acquisition	January 18, 2011	October 3, 2011	October 28, 2011
Property and equipment, net	$1,305	$856	$995
Current liabilities assumed	60	51	45

Net assets acquired	$1,245	$805	$950

Purchase price	$1,250	$1,100	$971
Distribution to related parties	$7	$1,100	$107
Payment to noncontrolling interest holders	$1,243	$—	$864

Any change in the fair value of the net assets of Nautica Peninsula Land acquired from the noncontrolling interest holders during the purchase price allocation period (generally within one year of the acquisition date) may result in an allocation to goodwill. The allocation of the purchase price of Nautica Phase 2 paid to acquire the noncontrolling interest was final as of December 31, 2011.

The following schedule discloses the effects on JEI’s equity due to the change in ownership interest in Nautica Phase 2 discussed above:

	Three Months Ended March 31
	2012	2011
Net income attributable to JEI	$4,292	$1,771
Decrease in JEI’s equity for purchase of Nautica Phase 2 noncontrolling interest	—	(623)

Change from net income attributable to JEI and purchase of the noncontrolling interest	$4,292	$1,148

On April 2, 2012, we acquired another parking lot business from Nautica Peninsula Land for $229.

Acquisitions of Video Poker Truck Stops

We acquired three video poker truck stops in Louisiana, which were previously wholly owned by Gameco. We acquired Cash Magic Springhill, LLC (“Springhill”) and Cash Magic Vivian, LLC (“Vivian”) on January 31, 2011 and Jalou Forest Gold, LLC (“Forest Gold”) on March 31, 2011. The acquisitions of these video poker truck stops have been accounted for as combinations of entities under common control. Therefore, the acquisitions have been recorded at the historical cost bases in the assets and liabilities transferred. A distribution, equal to the purchase price, was recorded on the acquisition date for each property, and the net assets of the entity acquired have been retroactively accounted for in the accompanying unaudited condensed consolidated financial statements since January 1, 2011.

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

Black Hawk, Colorado

On February 24, 2012, we entered into a real estate contract with Dakota Blackhawk, LLC and Miner’s Mesa Development, LLC, both non-affiliated third parties, wherein we agreed to purchase approximately 45 acres of land located in the City of Black Hawk, Colorado (with approximately 1 acre within the casino gaming district) for an aggregate purchase price of $7,500. A deposit of $575 was paid during the first quarter of 2012. The transaction is subject to the completion of due diligence procedures and typical terms and conditions prior to closing, which is expected to occur on or before January 31, 2013.

8.	LONG-TERM DEBT

On June 16, 2006, we issued senior unsecured notes in the amount of $210,000 bearing interest at 9 3/4% due June 15, 2014 with interest only payments due each June 15 and December 15. We also have a $100,000 senior secured credit facility. On February 23, 2012, we entered into a second amendment and restatement agreement to our credit facility (the “Restated Credit Agreement”). The Restated Credit Agreement extended the maturity of $45,000 of our term loans and $37,000 of our revolving loan commitments to December 16, 2013, among other minor amendments. In addition, we increased our revolver capacity to $40,000. We are required to pay down $11,750 of term loans on or before the June 16, 2012 maturity date. We also have the right to borrow an additional $12,000 of term loans under the Restated Credit Agreement if we choose, so long as the total indebtedness under the Restated Credit Agreement does not exceed $96,750. Borrowings under our senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined, and (2) the federal funds rate plus  1/2 of 1% or (b) a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs.

As a result of the Restated Credit Agreement, our interest rate increased by 0.25% on the loans that mature on December 16, 2013. As such, the interest rate on the drawn revolving loan balance increased by 0.25%, the interest rate on the $11,750 of term loans that mature June 16, 2012 remained at 3% above LIBOR, and the $45,000 of term loans that mature December 16, 2013 have an interest rate of 3.25% above LIBOR. At March 31, 2012, the blended interest rate on our senior secured credit facility was approximately 3.55%. As of March 31, 2012, $26,000 was available on the revolving credit facility.

Our $210,000 of 9 3/4% senior unsecured notes rank equally in right of payment with all of our existing and future unsecured senior indebtedness and senior to any existing and future subordinated indebtedness. The notes are effectively subordinated to any secured indebtedness (including indebtedness under our senior secured credit facility) up to the value of the collateral securing such indebtedness. The notes are guaranteed by our current and future restricted subsidiaries that also guarantee our senior secured credit facility. We can redeem all or part of our outstanding senior unsecured notes aggregating $210,000 at the redemption prices set forth below, plus accrued and unpaid interest. The redemption prices, expressed as a percentage of the principal amount, for the 12-month period beginning on June 15 of the years indicated below are as follows:

Year	Percentage
2011	102.438%
2012 and thereafter	100.000%

There are many restrictions and covenants placed upon us under both our secured and unsecured indebtedness. We are required to maintain certain operating performance ratios, our covenants impose various restrictions on us as to the timing of redemptions of our notes, there are various change of control covenants, and there are many other restrictive and operational limitations on us that would be difficult or impossible for us to change. The occurrence of any one of these events and/or covenant violations to our debt agreements could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our debt agreements. The failure to repay or maintain compliance with our covenants on any of our indebtedness would result in an event of default under both our senior credit facility and our note indenture. Annual distributions may be made to our owner in an aggregate amount not to exceed the greater of $1,000 or 50% of consolidated net income as defined in our credit agreement and indenture. At March 31, 2012, we were in compliance with our financial covenants.

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

•

Level 2 — inputs include quoted prices for identical assets or liabilities in markets that are not active and quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — inputs are unobservable and considered significant to the fair value measurement.

A financial instrument’s categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measurements – Investment in Equity Securities

We own approximately three percent of the outstanding shares of MTR Gaming Group, Inc. (“MTR”), a publicly-traded gaming company. Our affiliates have also historically invested in MTR, which resulted in a combined ownership of approximately 18.3% of the outstanding common shares of MTR as of March 31, 2012 and thus making the affiliated group MTR’s largest shareholder.

We have elected the fair value option permitted by FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”), and therefore, we recognize changes in the fair value of our investment in MTR as unrealized gains/losses in earnings based on its quoted market price. We recorded an unrealized gain on the change in the fair value of the investment totaling $2,474 and $480 for the three months ended March 31, 2012 and 2011, respectively.

The following table presents information about our assets measured at fair value on a recurring basis as of March 31, 2012, aggregated by the level in the fair value hierarchy within which those assets fall:

Assets Measured at Fair Value on a Recurring Basis at March 31, 2012
	Total Fair Value	Level 1	Level 2	Level 3
Investment in equity securities	$3,995	$3,995	—	—

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

Nonrecurring Fair Value Measurements – Property, Plant and Equipment and Goodwill

We apply the provisions of the fair value measurement standard to our nonrecurring, non-financial measurements including property, plant and equipment and goodwill impairments. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances. Property, plant and equipment is evaluated for impairment and reduced to fair value when there is an indication that the carrying costs exceed the sum of the undiscounted cash flows. Goodwill is evaluated for impairment and reduced to fair value when there is an indication that the carrying costs exceed the fair value. There was no property, plant and equipment or goodwill measured at fair value within the accompanying balance sheet at March 31, 2012 and December 31, 2011.

Debt and Capital Lease Obligations

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

Our $210,000 of 9 ¾% senior unsecured notes were valued using Level 2 inputs based on quoted market trading prices in a market that is not active. The estimated fair value of these notes was approximately $197,400 and $194,775 as of March 31, 2012 and December 31, 2011, respectively.

Our variable rate senior secured credit facility was valued using Level 3 inputs based on a discounted cash flow analysis, using the prevailing market interest rates for debt of similar dollar amount, maturity and risk. The estimated fair value of the senior secured credit facility was approximately $70,527 and $71,524 as of March 31, 2012 and December 31, 2011, respectively.

Our capital leases and other indebtedness were valued using Level 3 inputs based on a discounted cash flow analysis, using the prevailing market interest rates for debt of similar dollar amount, maturity and risk. The estimated fair value of the capital leases and other indebtedness was approximately $5,093 and $5,154 as of March 31, 2012 and December 31, 2011, respectively.

Other Estimated Fair Value Disclosures

The estimated fair value of our other financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments.

10.	ACCRUED EXPENSES

Accrued expenses as of March 31, 2012 and December 31, 2011, include the following:

	March 31, 2012	December 31, 2011
Payroll and related	$5,554	$5,725
Gaming taxes payable	3,298	3,379
Interest payable	6,013	1,229
Property taxes payable	616	1,176
Slot club liability	1,293	1,209
Progressive jackpot liability	1,946	1,549
Purses due horsemen	1,415	375
Other	3,552	3,776

	$23,687	$18,418

11.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Our senior secured credit facility and unsecured senior notes are both guaranteed by our current and future restricted subsidiaries. Each subsidiary guarantor is 100% owned by the parent company, all guarantees are full and unconditional and joint and several, and all subsidiaries of JEI guarantee the securities.

The following information sets forth our Unaudited Condensed Consolidating Balance Sheets as of March 31, 2012 and December 31, 2011, and the Unaudited Condensed Consolidating Statements of Operations and the Unaudited Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2012 and 2011 as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Investments in our subsidiaries are accounted for on the equity method. Accordingly, entries necessary to consolidate the Parent Company Issuer and our Subsidiary Guarantors are reflected in the eliminations column.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF MARCH 31, 2012

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$2,424	$41,272		$43,696
Property, plant and equipment, net	1,128	226,180		227,308
Net investment in and advances to subsidiaries	83,355		$(83,355)	—
Other long-term assets	6,151	60,820		66,971

Total assets	$93,058	$328,272	$(83,355)	$337,975

LIABILITIES AND EQUITY
Current liabilities	$15,709	$30,348		$46,057
Long-term debt	268,438	2,990		271,428
Long-term debt (receivable from) payable to affiliate	(210,378)	210,378		—
Other long-term liabilities	26	1,201		1,227
Stockholder’s equity	19,263	83,355	$(83,355)	19,263

Total liabilities and equity	$93,058	$328,272	$(83,355)	$337,975

AS OF DECEMBER 31, 2011

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$511	$37,020		$37,531
Property, plant and equipment, net	868	227,815		228,683
Net investment in and advances to subsidiaries	86,363		$(86,363)	—
Other long-term assets	2,879	60,729		63,608

Total assets	$90,621	$325,564	$(86,363)	$329,822

LIABILITIES AND EQUITY
Current liabilities	$15,584	$24,593		$40,177
Long-term debt	269,450	3,013		272,463
Long-term debt (receivable from) payable to affiliate	(210,407)	210,407		—
Other long-term liabilities	23	1,188		1,211
Stockholder’s equity	15,971	86,363	$(86,363)	15,971

Total liabilities and equity	$90,621	$325,564	$(86,363)	$329,822

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues	$—	$98,268	$—	$98,268
Costs and expenses	(1,132)	(86,380)	—	(87,512)
Interest expense, net	(1,400)	(5,064)	—	(6,464)
Equity in earnings of subsidiaries	6,824	—	(6,824)	—

Net income	$4,292	$6,824	$(6,824)	$4,292

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(As adjusted, see Note 7)

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues	$—	$91,894	$(51)	$91,843
Costs and expenses	(2,086)	(81,255)	51	(83,290)
Interest expense, net	(1,518)	(5,260)	—	(6,778)
Equity in earnings of subsidiaries	5,375	—	(5,375)	—
Noncontrolling interest	—	(4)	—	(4)

Net income attributable to JEI	$1,771	$5,375	$(5,375)	$1,771

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

	Parent Company Issuer	Subsidiary Guarantors	Consolidated
Net cash provided by operating activities	$6,924	$3,473	$10,397

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(448)	(3,581)	(4,029)
Proceeds from sale of equipment	—	8	8
Purchases of device rights	—	(661)	(661)

Net cash used in investing activities	(448)	(4,234)	(4,682)

FINANCING ACTIVITIES:
Payments to obtain financing	(572)	—	(572)
Proceeds from revolving line of credit	4,000	—	4,000
Payments on long-term debt	(141)	(20)	(161)
Payments on revolving line of credit	(4,900)	—	(4,900)
Net advances to/from subsidiaries	(2,597)	2,597	—
Distributions to stockholder	(1,000)	—	(1,000)

Net cash (used in) provided by financing activities	(5,210)	2,577	(2,633)

Net Increase in Cash and Cash Equivalents	1,266	1,816	3,082
Cash and Cash Equivalents — Beginning of Period	281	24,946	25,227

Cash and Cash Equivalents — End of Period	$1,547	$26,762	$28,309

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(As adjusted, see Note 7)

	Parent Company Issuer	Subsidiary Guarantors	Consolidated
Net cash provided by (used in) operating activities	$11,626	$(436)	$11,190

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(352)	(4,282)	(4,634)
Proceeds from sale of equipment	—	79	79
Purchases of device rights	—	(1,217)	(1,217)
Acquisition of noncontrolling interest	(1,243)	—	(1,243)

Net cash used in investing activities	(1,595)	(5,420)	(7,015)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	800	800
Proceeds from revolving line of credit	16,800	—	16,800
Payments on long-term debt	(101)	(857)	(958)
Payments on revolving line of credit	(5,500)	—	(5,500)
Net advances to/from subsidiaries	(6,894)	6,894	—
Distributions to stockholder	(14,407)	—	(14,407)

Net cash (used in) provided by financing activities	(10,102)	6,837	(3,265)

Net (Decrease) Increase in Cash and Cash Equivalents	(71)	981	910
Cash and Cash Equivalents — Beginning of Period	196	24,509	24,705

Cash and Cash Equivalents — End of Period	$125	$25,490	$25,615

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section discusses the results of our operations for the three months ended March 31, 2012 and 2011. We recommend reading the following discussions and analyses in conjunction with our unaudited condensed consolidated financial statements, including the notes and other financial information contained in this Form 10-Q, as well as our audited consolidated financial statements as of December 31, 2011, included in our Form 10-K report filed with the Securities and Exchange Commission (“10-K Report”). Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties. In this regard, see the section “Risk Factors” in Item 1A of our 10-K Report.

The historical information should not necessarily be taken as a reliable indicator of our future performance.

TABLE OF CONTENTS TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

Description of item
1.	Significant transactions occurring during 2012	21
2.	Overview and discussion of our operations	22
3.	Comparison of our results of operations for the three months ended March 31, 2012 to the three months ended March 31, 2011	24
4.	Segment information	26
5.	Liquidity and capital resources	29
6.	Critical accounting policies and estimates	31

1. Significant transactions occurring during 2012

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

As a result of the Restated Credit Agreement, our interest rate will increase by 0.25% on the loans that mature on December 16, 2013. As such, the interest rate on the drawn revolving loan balance will increase by 0.25%, the interest rate on the $11.75 million of term loans that mature June 16, 2012 will remain 3% above LIBOR, and the $45 million of term loans that mature December 16, 2013 will have an interest rate of 3.25% above LIBOR. See Note 8 of the unaudited condensed consolidated financial statements.

Black Hawk, Colorado

On February 24, 2012, we entered into a real estate contract with Dakota Blackhawk, LLC and Miner’s Mesa Development, LLC, both non-affiliated third parties, wherein we agreed to purchase approximately 45 acres of land located in the City of Black Hawk, Colorado (with approximately 1 acre within the casino gaming district) for an aggregate purchase price of $7.5 million. A deposit of $0.6 million was paid during the first quarter of 2012. The transaction is subject to the completion of due diligence procedures and typical terms and conditions prior to closing, which is expected to occur on or before January 31, 2013.

Acquisition

On April 2, 2012, we acquired another parking lot business from Nautica Peninsula Land for $0.2 million.

2. Overview and discussion of our operations

Our CEO is our chief operating decision maker. As of March 31, 2012, we had four segments representing the geographic regions of our operations: Colorado, Nevada, Louisiana and Virginia. Each segment is managed separately because of the unique characteristics of its revenue stream and customer base. We have aggregated our operations into these four segments based on similarities in the nature of the properties’ businesses, customers and regulatory environment in which each property operates. The Colorado segment consists of The Lodge and Gilpin casinos. Our Nevada segment includes the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos. The Louisiana operations consist of video poker truck stops, and the Virginia segment consists of Colonial’s pari-mutuel operations and satellite wagering facilities.

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

In addition to the above performance measurements, we pay particular attention to our monthly and annual cash flow. Our business is sensitive to shifts in volumes and levels of activity and we find it necessary to monitor our cash levels closely. Every six months (June 15 and December 15) we have a cash interest payment due on our $210 million senior unsecured notes amounting to $10.2 million. Additionally, we currently have $56.6 million outstanding on our senior secured credit facility with interest due at varying intervals. As of March 31, 2012, $14.0 million was outstanding on the $40 million senior secured revolving credit facility we have with a bank group on which we can draw as needed in order to augment the cash flow we generate from operations. This is generally a function of the timing of generating cash from operations coupled with the amount of cash we need to run the business—i.e., our cash inventory. Presently, we estimate that we require approximately $15 million of cash inventory to operate our properties. See also Section 5, “Liquidity and Capital Resources.”

Colorado

Our Colorado operations consist of The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Casino (“Gilpin”), both of which are located in Black Hawk, Colorado. The competitive aspects of the market in Black Hawk continue to be a significant factor in our operations. At March 31, 2012, there were approximately 8,400 slot machines in the city of Black Hawk. We had 1,362 slot machines in this market (984 at The Lodge and 378 at the Gilpin), which represented approximately 16% of the total slot machines in Black Hawk. Additionally, there were 198 table games in the city of Black Hawk. We had 40 table games in this market (34 at The Lodge and 6 at the Gilpin), which represented approximately 20% of the total table games in Black Hawk.

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

Louisiana

Our Louisiana operations consist of 21 video poker truck stops located in Louisiana and a share in the gaming revenues from an additional video poker truck stop. Each video poker truck stop features a convenience store, fueling operations, a restaurant and up to 50 video poker devices in the casino depending on the level of fuel sales and available space. At March 31, 2012, our video poker truck stops had a combined total of 1,098 video poker devices.

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

The Louisiana video poker truck stop market caters primarily to local residents, whom we believe contribute to the vast majority of video poker gaming revenues. We believe that most of our video poker customers live within a five-mile radius of our properties.

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

In February 2012, Colonial Downs received a license for a tenth satellite wagering facility. The facility is located in downtown Richmond and operates within an existing restaurant. We currently operate ten satellite wagering facilities in Virginia.

Since 2004, Colonial Downs has operated an internet account wagering platform in Virginia called EZ Horseplay. In early 2009, Colonial Downs developed a custom built account wagering support kiosk that allows a customer to remotely open a wagering account, fund the account with cash, take a cash withdrawal from their account and print a race track program. The first kiosks, along with a touchscreen version of the EZ Horseplay internet account wagering platform, were deployed in September 2009. As of March 31, 2012, we have deployed approximately 80 kiosks in private clubs, bars and restaurants in Virginia.

3. Comparison of our results of operations for the three months ended March 31, 2012 to the three months ended March 31, 2011.

The following table summarizes our consolidated results of operations for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended
	March 31,
	2012	2011 (As adjusted, see Note 7 of Financial Statements)	$ Change	% Variance
REVENUES
Gaming:
Casino	$36,837	$36,094	$743	2.06%
Truck stop	20,157	19,508	649	3.33%
Pari-mutuel	6,745	6,382	363	5.69%
Food and beverage	7,148	7,077	71	1.00%
Convenience store – fuel	31,069	26,689	4,380	16.41%
Other	6,003	5,343	660	12.35%
Less: Promotional allowances	(9,691)	(9,250)	(441)	4.77%

Total net revenues	98,268	91,843	6,425	7.00%

COSTS AND EXPENSES
Gaming:
Casino	12,657	12,462	195	1.56%
Truck stop	11,118	11,256	(138)	-1.23%
Pari-mutuel	5,147	4,850	297	6.12%
Food and beverage	3,333	3,330	3	0.09%
Convenience store – fuel	30,058	25,642	4,416	17.22%
Other	5,282	4,552	730	16.04%
Marketing, general and administrative	17,330	16,073	1,257	7.82%
Unrealized gain on change in fair value of investment in equity securities	(2,474)	(480)	(1,994)	n/a
Depreciation and amortization	5,061	5,605	(544)	-9.71%

Total costs and expenses	87,512	83,290	4,222	5.07%

OPERATING INCOME	10,756	8,553	2,203	25.76%
Interest expense, net	(6,464)	(6,778)	314	-4.63%

NET INCOME	4,292	1,775	2,517	141.80%
Net income of subsidiary attributable to the noncontrolling interest	—	(4)	4	-100.00%

NET INCOME ATTRIBUTABLE TO JEI	$4,292	$1,771	$2,521	142.35%

                All comparisons below begin with the 2012 results followed by the 2011 results.

Casino revenues increased $0.7 million or 2% to $36.8 million from $36.1 million. The increase in casino revenues is primarily due to increases at The Lodge of $0.6 million or 3% and Gold Dust West-Reno of $0.2 million or 5%, somewhat offset by a decrease at Gold Dust West-Carson City of $0.1 million or 4%. Revenues at The Lodge increased primarily due to increases in slots and table games revenues.

Truck stop video poker gaming revenues increased $0.7 million or 3% to $20.2 million from $19.5 million. The increase in revenues was consistent with the statewide truck stop video gaming revenue increase.

Pari-mutuel revenues increased $0.3 million or 6% to $6.7 million from $6.4 million. A $0.5 million increase in account wagering revenues was partially offset by a $0.2 million decrease in wagering revenues at the satellite wagering facilities, primarily due to an overall decrease in attendance and the seasonal closing of our Hull street location.

Food and beverage revenues increased less than $0.1 million or 1% to $7.1 million and are primarily attributable to an increase at The Lodge.

Convenience store-fuel revenues increased $4.4 million or 16% to $31.1 million from $26.7 million. The increase was primarily due to an increase in the average selling price of fuel to $3.65 per gallon in 2012 from $3.33 per gallon in 2011, combined with a 6% increase in volume.

Other revenues increased $0.7 million or 12% to $6.0 million from $5.3 million and were primarily attributable to a $0.4 million increase in convenience store revenues at the video poker truck stops, a $0.1 million increase in hotel and other revenues at The Lodge, a $0.1 million increase in hotel revenues at Gold Dust West-Carson City and a $0.1 million increase in revenues at the Nautica Properties primarily due to the opening of an aquarium in close proximity to our properties.

Promotional allowances increased $0.4 million or 5% to $9.7 million from $9.3 million. Promotional allowances increased by $0.2 million at The Lodge, $0.1 million at the Gilpin and $0.1 million at the truck stops.

Casino expenses increased $0.2 million or 2% to $12.7 million from $12.5 million, resulting from increases at The Lodge of $0.1 million and increases at our three Nevada casinos combined totaling $0.1 million. The increase at The Lodge directly corresponds to the increase in casino revenues.

Truck stop gaming expenses decreased $0.1 million or 1% to $11.1 million from $11.2 million.

Pari-mutuel costs and expenses increased $0.3 million or 6% to $5.1 million from $4.8 million. The increase is attributable to a $0.4 million increase in account wagering costs as a result of increased revenues, partially offset by a $0.1 million decrease at the satellite wagering facilities.

Food and beverage costs and expenses were unchanged at $3.3 million. An increase of $0.1 million at Gold Dust West-Elko was offset by decreases totaling $0.1 million at the truck stops and Colonial.

Convenience store-fuel expenses increased $4.4 million or 17% to $30.0 million from $25.6 million. The increase was primarily due to an increase in the average cost of fuel to $3.52 per gallon in 2012 from $3.19 per gallon in 2011, combined with an increase in volume as discussed in convenience store-fuel revenues above.

Other costs and expenses increased $0.7 million or 16% to $5.3 million from $4.6 million, and were attributable to an increase in convenience store expenses at the video poker truck stops which correlates to the increase in convenience store revenues combined with an increase in labor costs.

Marketing, general and administrative expenses increased $1.2 million or 8% to $17.3 million from $16.1 million. This increase is primarily the result of increases of $1.1 million at corporate, $0.1 million at The Lodge, $0.1 million at the truck stops, $0.1 million at Colonial and $0.1 million at the Nautica Properties, somewhat offset by decreases of $0.2 million at the Gilpin and $0.1 million at Gold Dust West-Carson City. The increase at corporate is primarily due to increases in consulting, legal and payroll expenses. The legal expenses are primarily due to the 2012 amendment and restatement agreement to our credit facility.

We account for our investment in MTR Gaming Group, Inc. (“MTR”) under the fair value option, in accordance with FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”). Increases in the stock price during 2012 and 2011 resulted in unrealized gains on the change in fair value of investment in equity securities totaling $2.5 million and $0.5 million, respectively.

Depreciation and amortization expense decreased $0.5 million or 10% to $5.1 million from $5.6 million primarily due to decreases of $0.4 million at Gold Dust West-Carson City due to the 2011 impairment of long-lived assets, $0.2 million at Gold Dust West-Elko, $0.1 million at corporate and $0.1 million at the truck stops, somewhat offset by an increase of $0.3 million at Colonial.

Net interest expense decreased $0.3 million or 5% to $6.5 million from $6.8 million and is primarily due to a decrease in debt outstanding.

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

The following is a summary of the components of EBITDA for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012	2011 (As adjusted, see Note 7 of Financial Statements)
NET REVENUES
Colorado:
The Lodge	$20,618	$20,031
Gilpin	4,356	4,465

Total Colorado	24,974	24,496

Nevada:
Gold Dust West-Reno	4,731	4,540
Gold Dust West-Carson City	2,762	2,777
Gold Dust West-Elko	3,138	3,097

Total Nevada	10,631	10,414

Louisiana	55,202	49,937
Virginia	7,199	6,877
Corporate and other	262	119

Total Net Revenues	98,268	91,843

COSTS AND EXPENSES
Colorado:
The Lodge	13,290	13,041
Gilpin	3,227	3,406

Total Colorado	16,517	16,447

Nevada:
Gold Dust West-Reno	3,182	3,164
Gold Dust West-Carson City	3,075	3,141
Gold Dust West-Elko	2,517	2,422

Total Nevada	8,774	8,727

Louisiana	49,074	44,005
Virginia	6,708	6,347
Corporate overhead and other (1)(2)	1,378	2,159

Total Costs and Expenses	82,451	77,685

EBITDA
Colorado:
The Lodge	7,328	6,990
Gilpin	1,129	1,059

Total Colorado	8,457	8,049

Nevada:
Gold Dust West-Reno	1,549	1,376
Gold Dust West-Carson City	(313)	(364)
Gold Dust West-Elko	621	675

Total Nevada	1,857	1,687

Louisiana	6,128	5,932
Virginia	491	530
Corporate overhead and other (1)(2)	(1,116)	(2,040)

Total EBITDA	$15,817	$14,158

See Notes on page 29.

General

See section 3 above for comparisons of our results of operations for the three months ended March 31, 2012 to the three months ended March 31, 2011, which provide explanations regarding the fluctuations in our revenues and costs and expenses by property and segment.

The Lodge

EBITDA at The Lodge increased $0.3 million or 5% for the three months ended March 31, 2012 compared to the same period of 2011. Net revenues increased by $0.6 million primarily in slots and table games revenues, somewhat offset by an increase in promotional allowances. Labor costs were higher in 2012 than 2011 as a direct result of the increase in revenues.

Gilpin

EBITDA at the Gilpin increased $0.1 million or 7% for the three months ended March 31, 2012 compared to the same period of 2011. Net revenues decreased by $0.1 million primarily due to increased promotional allowances. Costs and expenses were lower in 2012 than 2011 by $0.2 million primarily due to lower marketing, research, labor and utilities expenses.

Gold Dust West-Reno

EBITDA at Gold Dust West-Reno increased $0.2 million or 13% for the three months March 31, 2012 compared to the same period of 2011 primarily due to an increases in slot revenues.

Gold Dust West-Carson City

The EBITDA loss at Gold Dust West-Carson City decreased by less than $0.1 million or 14% for the three months ended March 31, 2012 compared to the same period of 2011 primarily due to decreased slot revenues resulting from local economic conditions, while labor costs, utilities and other costs were $0.1 million lower in 2012 than 2011.

Gold Dust West-Elko

EBITDA at Gold Dust West-Elko decreased less than $0.1 million or 8% for the three months ended March 31, 2012 compared to the same period of 2011. Net revenues increased less than $0.1 million, while costs and expenses were $0.1 million higher than 2011. The decrease in EBITDA was primarily due to increases in direct costs attributable to the increase in revenues combined with an increase in payroll costs.

Louisiana

EBITDA at the Louisiana truck stops increased $0.2 million or 3% for the three months ended March 31, 2012 compared to the same period of 2011 primarily due to increases in video poker revenues combined with an increase in fuel gross profit per gallon, somewhat offset by increases in marketing and repairs and maintenance costs.

Virginia

EBITDA at our pari-mutuel operations in Virginia decreased less than $0.1 million or 7% for the three months ended March 31, 2012 compared to the same period of 2011. The EBITDA decrease is attributable to an increase in management, general and administrative expenses, partially offset by an increase in pari-mutuel gross profit.

Corporate Overhead and Other

The EBITDA loss at corporate was $0.9 million lower for the three months ended March 31, 2012 compared to the same period of 2011 and is primarily due to a larger gain in 2012 than in 2011 on our investment in MTR, somewhat offset by increases in consulting, legal and payroll expenses.

Reconciliation of EBITDA to Net Income (Loss)

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure, to our net income (loss), a GAAP financial measure (dollars in thousands):

Three months ended March 31, 2012	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$7,328	$1,227	$1,681	$4,420
Gilpin	1,129	391	476	262

Total Colorado	8,457	1,618	2,157	4,682

Nevada:
Gold Dust West-Reno	1,549	405	655	489
Gold Dust West- Carson City	(313)	183	384	(880)
Gold Dust West-Elko	621	452	241	(72)

Total Nevada	1,857	1,040	1,280	(463)

Louisiana	6,128	1,366	1,103	3,659
Virginia	491	914	131	(554)
Corporate overhead and other (1)	(1,116)	123	1,793	(3,032)

TOTAL	$15,817	$5,061	$6,464	$4,292

Three months ended March 31, 2011 (As adjusted, see Note 7 of Financial Statements)	EBITDA	Depreciation and Amortization	Interest Expense, net	Noncontrolling Interest	Net Income (Loss)
Colorado:
The Lodge	$6,990	$1,210	$1,681		$4,099
Gilpin	1,059	438	476		145

Total Colorado	8,049	1,648	2,157		4,244

Nevada:
Gold Dust West-Reno	1,376	427	655		294
Gold Dust West- Carson City	(364)	614	383		(1,361)
Gold Dust West-Elko	675	650	236		(211)

Total Nevada	1,687	1,691	1,274		(1,278)

Louisiana	5,932	1,496	1,293		3,143
Virginia	530	567	121		(158)
Corporate overhead and other (2)	(2,040)	203	1,933	$(4)	(4,180)

TOTAL	$14,158	$5,605	$6,778	$(4)	$1,771

(1)	Included in corporate overhead and other for 2012 is a $2.5 million gain on change in fair value of investment in equity securities and $0.4 million of costs incurred related to the amendment to our credit agreement.
(2)	Included in corporate overhead and other for 2011 is a $0.5 million gain on change in fair value of investment in equity securities.

5. Liquidity and capital resources

As of March 31, 2012, we had cash and cash equivalents of $28.3 million compared to $25.2 million in cash and cash equivalents as of December 31, 2011. The increase of $3.1 million is the result of $10.4 million cash provided by operating activities, $4.7 million cash used in investing activities, and $2.6 million used in financing activities, which is further discussed below. Our primary sources of liquidity are cash provided by operating activities and external borrowings. Our primary uses of cash are for debt service, capital improvements, development and acquisitions. Cash flows provided by operating activities decreased $0.8 million for the three months ended March 31, 2012 compared to March 31, 2011 primarily due to the deposit paid in 2012 to purchase land in Black Hawk, Colorado, somewhat offset by routine fluctuations in accounts payable and other current liabilities resulting from cash management activities.

Cash used in investing activities during the three months ended March 31, 2012 and 2011 was the result of property and equipment and device rights additions totaling $4.7 million and $5.9 million, respectively, for ongoing capital investments at our existing properties, somewhat offset by $0.1 million of proceeds from the sale of equipment in 2011.

The cash provided by or used in our financing activities varies significantly from year to year depending upon the cash provided by operations and investing activities, both of which are discussed above, as well as our cash position. The cash used in financing activities during the three months ended March 31, 2012 was the result of payments to obtain financing totaling $0.6 million due to the February 2012 amendment to our credit facility, payments on long-term debt totaling $0.2 million, net repayments on the revolving senior credit facility totaling $0.9 million and cash distributions to stockholder totaling $1.0 million. The cash used in financing activities during the three months ended March 31, 2011 was the result of cash distributions to stockholder totaling $14.4 million, including $10.4 million for the purchase of Springhill and Vivian and $3.0 million for the purchase of Forest Gold, payments on long-term debt totaling $1.0 million and $1.2 million to acquire the noncontrolling interest of Nautica Phase 2. These cash uses were somewhat offset by net borrowings on the revolving senior credit facility totaling $11.3 million and $0.8 million for the issuance of debt at Sycamore & Main prior to our acquisition.

As of March 31, 2012, we had $26.0 million available on our $40 million revolving senior credit facility for acquisitions, capital expenditure programs and working capital. As of March 31, 2012, our total debt approximates $283.7 million. Our future liquidity, which includes our ability to make semi-annual interest payments on June 15 and December 15 of each year, depends upon our future operational success. Our failure to pay interest, repay our indebtedness when due, or maintain compliance with our debt covenants would result in an event of default under both our senior credit facility and our note indenture. At March 31, 2012, we were in compliance with our financial covenants.

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

We believe that our cash flow from operations, cash and cash equivalents and our $40 million senior revolving credit facility discussed above will be adequate to meet our debt service obligations and operational expenditures, as well as our capital expenditure requirements for the next twelve months. During 2012, we anticipate spending approximately $15 million for discretionary capital expenditures. While we believe these sources will provide us sufficient liquidity over the next twelve months, we can give no assurance that these sources of cash will be sufficient to enable us to do so. Further, in addition to our normal capital expenditure requirements, we anticipate that we will pursue the acquisition of other properties and continue to engage in the pursuit of new development opportunities. It is possible that we may need to enter into new financing arrangements and raise additional capital in the future if we are unable to generate sufficient cash to sustain expansion. Our ability to incur additional debt is further restricted by the terms and covenants of our senior secured bank credit facility and senior unsecured notes. We can give no assurance that we will be able to raise any capital or obtain the necessary sources of liquidity and financing on favorable terms, if at all. Additionally, any debt financing that we may incur in the future will increase the amount of our total outstanding indebtedness and our debt service requirements, and therefore heighten the related risks we currently face.

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

The following table provides disclosure concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of March 31, 2012.

(In Thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$335,493	$34,867	$300,626	$—	$—
Capital lease obligations	6,578	474	1,682	701	3,721
Operating leases (2)	33,643	3,505	5,816	3,576	20,746
Purchase obligations (3)	178,000	66,531	111,469	—	—
Other long-term obligations (4)	21,578	2,556	4,708	3,289	11,025

Total contractual cash obligations	$575,292	$107,933	$424,301	$7,566	$35,492

(1)	Long-term debt includes principal and interest owing under the terms of our senior unsecured notes, our senior secured credit facility and capital leases. Interest on variable rate debt is computed based on rates outstanding at March 31, 2012.
(2)	Operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia; office space in Colorado, Louisiana, Virginia and Florida; and other equipment leases at all locations.
(3)	Purchase obligations include five-year fuel supply agreements for gasoline and diesel fuel. Fuel volumes are specified in the contracts. The purchase price is a variable market-based price. The long-term obligations in this table were derived using the applicable contract prices for gasoline and diesel fuel at March 31, 2012 multiplied by the actual fuel volumes per the contracts.
(4)	Other long-term obligations include a 20-year, $1.25 million per year management agreement with Jacobs Investments Management Co. Inc., an affiliated company, and our obligation to pay $0.90 per operating video poker machine per day to Jalou Device Owner, L.P., the related party owner of the video poker machines in order to maintain the machines used in our video poker truck stops. In addition, Colonial has an agreement with a totalisator company to provide totalisator equipment and services for pari-mutuel wagering at all of Colonial’s facilities and through Colonial’s EZ Horseplay account wagering platform. Other long-term obligations also include various surveillance and service agreements in Louisiana and at the corporate office.

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

During 2011, based on operating results, we were required, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment, to assess our ability to recover the recorded cost of the Gold Dust West-Carson City and Virginia long-lived assets. We prepared a cash flow analysis based on management’s best estimates in an effort to assess the likelihood of recovering the cost of these assets. Based on these projections and the related underlying assumptions for Gold Dust West-Carson City, as well as our knowledge of the Carson City market, we believe that we will not be able to fully recover the carrying cost of these assets, and therefore, Gold Dust West-Carson City recorded an impairment of long-lived assets totaling $10.1 million during the second quarter of 2011. Based on the cash flow projections and the related underlying assumptions for Virginia, as well as our knowledge of the Virginia market, we believe that we will be able to recover the carrying cost of these assets and no impairment currently exists. However, future events such as actual performance versus projected performance, continued market decline, increased and/or changing competitive forces, or other unforeseen events could change our estimates and cause us to recognize an additional impairment in the carrying value of the Gold Dust West-Carson City or Virginia long-lived assets in future periods. Such an impairment could be material to our financial position and results of operations.

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

Our reporting units with goodwill balances at March 31, 2012 are The Lodge ($4.2 million), Gilpin ($2.5 million), Gold Dust West-Reno ($8.8 million) and Louisiana ($33.2 million). There is no goodwill recorded in our Gold Dust West-Carson City, Gold Dust West-Elko or Virginia reporting units. We performed our most recent annual impairment test for these reporting units as of September 30, 2011. Our annual impairment test included an analysis of the gaming industry overall as well as an analysis of the specific locations in which we operate. We determined the fair values for each of these reporting units using both the market approach (recent comparable transactions from which we derived an applicable valuation multiple) and the income approach (net present value of our anticipated future cash flows). These fair values were then compared to the carrying values for the respective reporting unit. As of September 30, 2011, we believe the carrying value of the goodwill held in our reporting units was not impaired. Furthermore, if the fair value of any of our reporting units declined by 10%, no goodwill impairment would be required. There has been no change in the carrying amount of goodwill during 2012.

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

We have issued $210 million of 9 3/4% fixed rate senior unsecured notes due in 2014 and a $100 million variable rate senior secured credit facility. On February 23, 2012, we entered into the Restated Credit Agreement which extended the maturity of $45 million of our term loans and $37 million of our revolving loan commitments to December 16, 2013, among other minor amendments. In addition, we increased our revolver capacity to $40 million. We are required to pay down $11.75 million of term loans on or before the June 16, 2012 maturity date. We also have the right to borrow an additional $12 million of term loans under the Restated Credit Agreement if we choose, so long as the total indebtedness under the Restated Credit Agreement does not exceed $96.75 million. As of March 31, 2012, $14.0 million was outstanding on the senior secured revolving credit facility and $56.6 million was outstanding on our senior secured term loan debt, bearing interest at a blended variable rate approximating 3.55% at March 31, 2012. As of March 31, 2012, $26.0 million was available on the revolving credit facility.

If market interest rates increase, our cash requirements for interest on the senior secured credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior secured credit facility balance would also decrease. There would be an approximate change in our cash requirements of $0.3 million annually for interest should market rates increase or decrease by 10% compared to interest rate levels at March 31, 2012.

We currently do not use interest rate swaps or other similar investments to alter interest rate exposure.

JEI owns an investment in the publicly traded equity of MTR Gaming Group, Inc. Market prices for equity securities are subject to fluctuation. Fluctuation in the market price of such a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, and general market conditions. Consequently, the amount realized on any ultimate sale of this investment may significantly differ from the reported market value as of March 31, 2012.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Item 1A.	Risk Factors

There has been no material change in the risk factors disclosed in our Form 10-K report for the year ended December 31, 2011, filed March 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d – 14(a) under Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d – 14(a) under Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

101	Financial statements for the Jacobs Entertainment, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholder’s Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jacobs Entertainment, Inc.

Registrant

Date: May 14, 2012	By:	/s/ Jeffrey P. Jacobs
Jeffrey P. Jacobs, Chief Executive Officer and Chairman of the Board of Directors

/s/ Brett A. Kramer
Brett A. Kramer, Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d – 14(a) under Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d – 14(a) under Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

101	Financial statements for the Jacobs Entertainment, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholder’s Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.