Form 10-Q
period 2012-06-30
JACOBS ENTERTAINMENT INC
filed 2012-08-13
CIK 1173284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 13, 2012
Class A Common Stock, $.01 par value	1,320 shares
Class B Common Stock, $.01 par value	180 shares

Jacobs Entertainment, Inc.

Index

June 30, 2012

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2012	December 31, 2011 (As adjusted, see Note 7)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,184	$25,397
Restricted cash	4,539	1,225
Accounts receivable, net	3,556	3,297
Due from affiliates	80	225
Inventory	3,728	3,994
Other current assets	4,429	2,934

Total current assets	44,516	37,072

PROPERTY, PLANT AND EQUIPMENT:
Land and improvements	67,783	67,638
Building and improvements	204,770	204,330
Equipment, furniture and fixtures	114,839	111,063
Leasehold improvements	2,933	3,232
Construction in progress	1,686	715

	392,011	386,978
Less accumulated depreciation	(163,549)	(156,056)

Property, plant and equipment, net	228,462	230,922

OTHER NONCURRENT ASSETS:
Goodwill	50,844	50,844
Identifiable intangible assets, net	8,691	8,675
Debt issue costs, net	2,595	2,826
Investment in equity securities	3,865	1,521
Other assets	2,641	2,025

TOTAL	$341,614	$333,885

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,699	$8,345
Accrued expenses	19,777	18,661
Due to affiliates	695	5,446
Current portion of long-term debt and capital lease obligations	579	13,306

Total current liabilities	29,750	45,758

Long-term debt and capital lease obligations	292,249	286,066
Other noncurrent liabilities	1,240	1,211

Total liabilities	323,239	333,035

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER’S EQUITY:
Class A Common stock $.01 par value; 1,800 shares authorized, 1,320 shares issued and outstanding as of June 30, 2012 and December 31, 2011	—	—
Class B Common stock $.01 par value; 200 shares authorized, 180 shares issued and outstanding as of June 30, 2012 and December 31, 2011	—	—
Additional paid-in capital	50,378	39,269
Accumulated deficit	(32,003)	(38,419)

Total stockholder’s equity	18,375	850

TOTAL	$341,614	$333,885

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011 (As adjusted, see Note 7)	2012	2011 (As adjusted, see Note 7)
REVENUES
Gaming:
Casino	$36,501	$36,682	$73,338	$72,776
Truck stop	19,015	18,822	40,149	39,244
Pari-mutuel	7,780	7,779	14,525	14,161
Food and beverage	7,486	7,459	14,714	14,595
Convenience store — fuel	30,935	32,452	62,095	59,202
Convenience store — other	4,093	3,852	7,908	7,289
Hotel	1,137	1,040	1,987	1,792
Other	1,737	1,626	3,182	2,883

Total revenues	108,684	109,712	217,898	211,942
Less: Promotional allowances	(9,471)	(9,399)	(19,225)	(18,692)

Net revenues	99,213	100,313	198,673	193,250

COSTS AND EXPENSES
Gaming:
Casino	12,503	12,579	25,160	25,041
Truck stop	11,039	11,191	22,652	22,953
Pari-mutuel	6,355	6,204	11,502	11,054
Food and beverage	3,791	3,859	7,202	7,255
Convenience store — fuel	29,029	30,435	59,131	56,097
Convenience store — other	5,228	5,094	10,531	9,633
Hotel	226	236	392	398
Marketing, general and administrative	17,513	16,535	34,953	32,706
Unrealized loss (gain) on change in fair value of investment in equity securities	130	(333)	(2,344)	(813)
Impairment of long-lived assets	—	10,065	—	10,065
Depreciation and amortization	4,798	5,704	9,913	11,378

Total costs and expenses	90,612	101,569	179,092	185,767

OPERATING INCOME (LOSS)	8,601	(1,256)	19,581	7,483
Interest income	—	5	11	17
Interest expense	(6,439)	(6,910)	(13,176)	(14,087)

NET INCOME (LOSS)	2,162	(8,161)	6,416	(6,587)

Net income of subsidiary attributable to the noncontrolling interest	—	(9)	—	(13)

NET INCOME (LOSS) ATTRIBUTABLE TO JACOBS ENTERTAINMENT, INC.	$2,162	$(8,170)	$6,416	$(6,600)

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Dollars in Thousands)

	Common Stock
	Class A Shares	Class B Shares	Amount*	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
BALANCES, JANUARY 1, 2012 (As adjusted, see Note 7)	1,320	180	$—	$39,269	$(38,419)	$—	$850
Capital contributions				18,210			18,210
Distributions				(7,101)			(7,101)
Net income					6,416		6,416

BALANCES, JUNE 30, 2012	1,320	180	$—	$50,378	$(32,003)	$—	$18,375

	Common Stock
	Class A Shares	Class B Shares	Amount*	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
BALANCES, JANUARY 1, 2011 (As adjusted, see Note 7)	1,320	180	$—	$33,814	$(29,837)	$1,329	$5,306
Capital contributions				20,943			20,943
Distributions				(15,723)			(15,723)
Acquisition of noncontrolling interest						(623)	(623)
Net (loss) income (As adjusted, see Note 7)					(6,600)	13	(6,587)

BALANCES, JUNE 30, 2011 (As adjusted, see Note 7)	1,320	180	$—	$39,034	$(36,437)	$719	$3,316

*	The par value amount of the Jacobs Entertainment, Inc. 1,320 shares of Class A common stock and 180 shares of Class B common stock outstanding for the periods presented is less than $500 and is therefore presented as $0 due to rounding.

See notes to unaudited condensed consolidated financial statements.

JACOBS ENTERTAINMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Six Months Ended June 30,
	2012	2011 (As adjusted, see Note 7)
OPERATING ACTIVITIES:
Net income (loss)	$6,416	$(6,587)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,913	11,378
Impairment of long-lived assets	—	10,065
Unrealized gain on change in fair value of investment in equity securities	(2,344)	(813)
Loss (gain) on sale of equipment	294	(7)
Deferred financing cost amortization	834	1,166
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(3,314)	(3,387)
Accounts receivable, net	(259)	(1,193)
Inventory	266	(55)
Other assets	(2,111)	(1,210)
Accounts payable	1,593	1,698
Accrued expenses and other noncurrent liabilities	1,172	2,150
Due from/to affiliates	(657)	(401)

Net cash provided by operating activities	11,803	12,804

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(8,205)	(8,102)
Proceeds from sale of equipment	55	116
Purchases of device rights	(698)	(1,259)
Purchase of trademark	(125)	—
Acquisition of noncontrolling interest	—	(1,243)

Net cash used in investing activities	(8,973)	(10,488)

FINANCING ACTIVITIES:
Payments to obtain financing	(603)	—
Proceeds from issuance of debt	5,000	800
Borrowings on revolving line of credit	27,000	30,800
Payments on long-term debt	(12,439)	(1,471)
Payments on revolving line of credit	(11,900)	(14,300)
Distributions to stockholder	(7,101)	(14,407)

Net cash (used in) provided by financing activities	(43)	1,422

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,787	3,738
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,397	24,868

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,184	$28,606

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$12,627	$12,728

Non-cash investing and financing activities:
Capital contributions related to liabilities paid by affiliate	$18,210	$20,943

Capital distributions related to assets retained by affiliate	$—	$1,316

Non-cash additions to property	$727	$488

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

We currently own and operate five casinos through wholly-owned subsidiaries. Our casinos include The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Hotel Casino (“Gilpin”), both in Black Hawk, Colorado, the Gold Dust West in Reno, Nevada (“Gold Dust West-Reno”), the Gold Dust West in Carson City, Nevada (“Gold Dust West-Carson City”) and the Gold Dust West in Elko, Nevada (“Gold Dust West-Elko”). JEI also owns and operates 22 video poker truck stops in Louisiana, which are collectively referred to as “truck stops.” We also receive a percentage of gaming revenue from an additional truck stop. Finally, JEI owns and operates a horse racing track with ten satellite wagering facilities in Virginia through a wholly-owned subsidiary, Colonial Holdings, Inc. (“Colonial”).

During 2012 and 2011, we completed several related party acquisitions which were accounted for as combinations of entities under common control. Accordingly, the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted to include the operations of these businesses from January 1, 2011. See Note 7.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Condensed Consolidated Financial Statements – The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of our financial position as of June 30, 2012 and December 31, 2011, the results of our operations for the three and six months ended June 30, 2012 and 2011, and changes in stockholder’s equity and cash flows for the six months ended June 30, 2012 and 2011. All intercompany transactions and balances have been eliminated in consolidation. We have evaluated subsequent events through the date on which the financial statements are issued.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto in our Form 10-K report for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission. Our significant accounting policies are discussed in detail in Note 2 to the financial statements contained in our Form 10-K report. The results of interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

New Accounting Guidance – In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which provides amendments to FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement. The objective of ASU 2011-04 is to create common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”). The amendments clarify existing fair value measurement and disclosure requirements and make changes to particular principles or requirements for measuring or disclosing information about fair value measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. We adopted this standard effective January 1, 2012, which did not have an impact on our unaudited condensed consolidated financial statements other than requiring additional disclosures.

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

We test goodwill for impairment as of September 30 each year or when circumstances indicate it is necessary. Testing compares the estimated fair values of our reporting units to the reporting units’ carrying value. We consider a variety of factors when estimating the fair value of our reporting units, including estimates about the future operating results of each reporting unit, multiples of EBITDA (earnings before interest, income taxes, depreciation and amortization), investment banker market analyses, and recent sales of comparable business units, if such information is available to us. A variety of estimates and judgments about the relevance and comparability of these factors to the reporting units are made. As of September 30, 2011, prior to our acquisition from a related party (see Note 7), we determined the carrying value of the goodwill at one of our video poker truck stops was impaired. Consequently, we recorded a goodwill impairment charge of $2,177 during the third quarter of 2011. There have been no circumstances subsequently to indicate any additional impairment testing is required. There has been no change in the carrying amount of goodwill during 2012.

During the second quarter of 2012, we purchased a trademark from a third party for $125. The trademark is an indefinite-lived intangible asset. We will test the trademark for impairment as of September 30 each year or when circumstances indicate it is necessary.

Identifiable intangible assets as of June 30, 2012 and December 31, 2011, consist of the following:

		June 30, 2012			December 31, 2011 (As adjusted, see Note 7)
	Weighted Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Revenue rights	39.50	$6,000	$1,260	$4,740	$6,000	$1,200	$4,800
Device use rights	2.65	12,597	9,111	3,486	12,573	9,081	3,492
Restriction agreements	4.30	850	510	340	850	467	383

Total amortizable intangible assets		19,447	10,881	8,566	19,423	10,748	8,675

Indefinite-lived intangible assets:
Trademark		125	—	125	—	—	—

Total		$19,572	$10,881	$8,691	$19,423	$10,748	$8,675

Aggregate amortization expense of identifiable intangible assets was $419 and $440 for the three months ended June 30, 2012 and 2011, respectively, and $807 and $851 for the six months ended June 30, 2012 and 2011, respectively.

Estimated amortization expense for the years ending December 31:

2012 (remaining 6 months)	$826
2013	1,221
2014	977
2015	873
2016	468
Thereafter	4,201

Total	$8,566

4.	SEGMENTS

Our CEO is our chief operating decision maker. At June 30, 2012 and 2011, we had four segments representing the geographic regions of our operations. Each segment is managed separately because of the unique characteristics of its revenue stream and customer base. We have aggregated our operations into these four segments based on similarities in the nature of the properties’ businesses, customers and regulatory environment in which each property operates. The Colorado segment consists of The Lodge and Gilpin casinos. Our Nevada segment includes the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos. The Louisiana operations consist of video poker truck stops, and the Virginia segment consists of Colonial’s pari-mutuel operations and satellite wagering facilities.

The accounting policies of the segments are the same as those described in Note 2 above and those included in our Form 10-K report for the year ended December 31, 2011. Corporate and other, which represents all other income and expenses, is also presented.

As of and for the Three Months Ended June 30, 2012

	Colorado	Nevada	Louisiana	Virginia	Corporate and Other	Total
Revenues:
Gaming
Casino	$27,618	$8,883				$36,501
Truck stop			$19,015			19,015
Pari-mutuel				$7,780		7,780
Food and beverage	2,968	2,491	1,430	597		7,486
Convenience store — fuel			30,935			30,935
Convenience store — other			4,093			4,093
Hotel	497	640				1,137
Other	302	301	362	507	$265	1,737

Total revenues	31,385	12,315	55,835	8,884	265	108,684
Less: Promotional allowances	(6,276)	(1,582)	(1,613)			(9,471)

Net revenues	$25,109	$10,733	$54,222	$8,884	$265	$99,213

EBITDA(1)	$8,793	$1,790	$6,065	$236	$(3,485)	$13,399

Depreciation and amortization	$1,620	$871	$1,428	$751	$128	$4,798

Interest income	$—	$—	$—	$—	$—	$—

Interest expense	$2,158	$1,253	$1,358	$124	$1,546	$6,439

Net income						$2,162

Balance Sheet Information as of June 30, 2012:
Goodwill	$6,711	$8,836	$35,297	$—	$—	$50,844

Identifiable intangible assets, net	$—	$—	$8,566	$—	$125	$8,691

Property, plant and equipment, net	$85,790	$24,754	$45,648	$60,589	$11,681	$228,462

Total assets	$107,691	$41,415	$103,737	$69,213	$19,558	$341,614

Long-term debt	$84,771	$61,040	$68,586	$4,827	$73,025	$292,249

Capital expenditures	$1,820	$969	$756	$511	$120	$4,176

As of and for the Six Months Ended June 30, 2012

	Colorado	Nevada	Louisiana	Virginia	Corporate and Other	Total
Revenues:
Gaming
Casino	$55,327	$18,011				$73,338
Truck stop			$40,149			40,149
Pari-mutuel				$14,525		14,525
Food and beverage	5,982	4,880	2,981	871		14,714
Convenience store — fuel			62,095			62,095
Convenience store — other			7,908			7,908
Hotel	996	991				1,987
Other	581	622	765	687	$527	3,182

Total revenues	62,886	24,504	113,898	16,083	527	217,898
Less: Promotional allowances	(12,803)	(3,140)	(3,282)			(19,225)

Net revenues	$50,083	$21,364	$110,616	$16,083	$527	$198,673

EBITDA(1)	$17,250	$3,647	$12,478	$727	$(4,608)	$29,494

Depreciation and amortization	$3,238	$1,911	$2,848	$1,665	$251	$9,913

Interest income	$—	$—	$8	$3	$—	$11

Interest expense	$4,315	$2,533	$2,727	$256	$3,345	$13,176

Net income						$6,416

Balance Sheet Information as of June 30, 2012:
Goodwill	$6,711	$8,836	$35,297	$—	$—	$50,844

Identifiable intangible assets, net	$—	$—	$8,566	$—	$125	$8,691

Property, plant and equipment, net	$85,790	$24,754	$45,648	$60,589	$11,681	$228,462

Total assets	$107,691	$41,415	$103,737	$69,213	$19,558	$341,614

Long-term debt	$84,771	$61,040	$68,586	$4,827	$73,025	$292,249

Capital expenditures	$2,886	$1,483	$1,711	$1,557	$568	$8,205

As of and for the Three Months Ended June 30, 2011

(Balance Sheet Data as of December 31, 2011)

	Colorado	Nevada	Louisiana (As adjusted, see Note 7)	Virginia	Corporate and Other (As adjusted, see Note 7)	Total (As adjusted, see Note 7)
Revenues:
Gaming
Casino	$27,543	$9,139				$36,682
Truck stop			$18,822			18,822
Pari-mutuel				$7,779		7,779
Food and beverage	2,978	2,455	1,484	542		7,459
Convenience store — fuel			32,452			32,452
Convenience store — other			3,852			3,852
Hotel	470	570				1,040
Other	235	309	444	439	$199	1,626

Total revenues	31,226	12,473	57,054	8,760	199	109,712
Less: Promotional allowances	(6,323)	(1,528)	(1,548)			(9,399)

Net revenues	$24,903	$10,945	$55,506	$8,760	$199	$100,313

EBITDA(1)	$8,382	$(7,898)	$5,793	$332	$(2,161)	$4,448

Depreciation and amortization	$1,677	$1,673	$1,572	$584	$198	$5,704

Interest income	$—	$—	$1	$4	$—	$5

Interest expense	$2,158	$1,274	$1,488	$128	$1,862	$6,910

Net loss						$(8,161)

Balance Sheet Information as of December 31, 2011:
Goodwill	$6,711	$8,836	$35,297	$—	$—	$50,844

Identifiable intangible assets, net	$—	$—	$8,675	$—	$—	$8,675

Property, plant and equipment, net	$86,571	$25,194	$46,636	$60,773	$11,748	$230,922

Total assets	$108,238	$41,081	$103,304	$65,774	$15,488	$333,885

Long-term debt	$84,771	$61,086	$76,316	$4,844	$59,049	$286,066

Capital expenditures	$1,597	$461	$569	$631	$210	$3,468

As of and for the Six Months Ended June 30, 2011

(Balance Sheet Data as of December 31, 2011)

	Colorado	Nevada	Louisiana (As adjusted, see Note 7)	Virginia	Corporate and Other (As adjusted, see Note 7)	Total (As adjusted, see Note 7)
Revenues:
Gaming
Casino	$54,601	$18,175				$72,776
Truck stop			$39,244			39,244
Pari-mutuel				$14,161		14,161
Food and beverage	5,955	4,781	3,032	827		14,595
Convenience store — fuel			59,202			59,202
Convenience store — other			7,289			7,289
Hotel	943	849				1,792
Other	453	615	847	649	$319	2,883

Total revenues	61,952	24,420	109,614	15,637	319	211,942
Less: Promotional allowances	(12,553)	(3,061)	(3,078)			(18,692)

Net revenues	$49,399	$21,359	$106,536	$15,637	$319	$193,250

EBITDA(1)	$16,431	$(6,211)	$11,990	$862	$(4,211)	$18,861

Depreciation and amortization	$3,325	$3,364	$3,137	$1,151	$401	$11,378

Interest income	$—	$—	$5	$12	$—	$17

Interest expense	$4,315	$2,548	$3,168	$257	$3,799	$14,087

Net loss						$(6,587)

Balance Sheet Information as of December 31, 2011:
Goodwill	$6,711	$8,836	$35,297	$—	$—	$50,844

Identifiable intangible assets, net	$—	$—	$8,675	$—	$—	$8,675

Property, plant and equipment, net	$86,571	$25,194	$46,636	$60,773	$11,748	$230,922

Total assets	$108,238	$41,081	$103,304	$65,774	$15,488	$333,885

Long-term debt	$84,771	$61,086	$76,316	$4,844	$59,049	$286,066

Capital expenditures	$3,414	$1,635	$1,043	$1,143	$867	$8,102

(1)	EBITDA (earnings before interest, income taxes, depreciation and amortization) is presented as supplemental information in the tables above as it is a key measure of operating performance used by our chief operating decision maker. EBITDA can be reconciled directly to our unaudited condensed consolidated net income (loss) by adding the amounts shown for depreciation, amortization, income taxes and interest to net income (loss). This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States of America, such as net income (loss), nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and comparability may be limited. Management believes that presentation of a non-GAAP financial measure such as EBITDA is useful because it allows holders of our debt and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard GAAP financial measures. Management internally evaluates the performance of our segments using EBITDA measures as do most analysts following the gaming industry. EBITDA is also a key component of certain financial covenants in our debt agreements.

5.	COMMITMENTS AND CONTINGENCIES

Commitments

Colonial has an agreement with a totalisator company to provide totalisator equipment and services for pari-mutuel wagering at all of Colonial’s facilities and through Colonial’s EZ Horseplay account wagering platform. The agreement has fixed and variable cost elements and expires in February 2015. Colonial has two one year renewal options. Colonial also has an agreement with a company which provides the internet wagering interface, video streaming and other services which support Colonial’s EZ Horseplay account wagering platform. Fees payable under the agreement are primarily based upon a sliding scale of the amount annually wagered through EZ Horseplay. The agreement expires in February 2014. Total expense incurred for totalisator and account wagering support services under these agreements was $302 and $215 for the three months ended June 30, 2012 and 2011, respectively, and $598 and $358 for the six months ended June 30, 2012 and 2011, respectively.

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

Operating Leases

Our operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia, leases for office space in Colorado, Louisiana, Virginia and Florida, as well as leases for automobiles and other property and equipment at all locations, expiring at various dates. Total expense under these non-cancelable operating leases was $880 and $769 for the three months ended June 30, 2012 and 2011, respectively, and $1,679 and $1,499 for the six months ended June 30, 2012 and 2011, respectively.

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

JIMCO Management Agreement

In order to assist us in our efforts to research, develop, perform due diligence on and possibly acquire new gaming opportunities, we have a consulting agreement with Jacobs Investments Management Co. Inc. (“JIMCO”), 82% of which is owned by Jeffrey P. Jacobs and the remaining 18% of which is owned in equal portions by two of his business associates. This agreement calls for payments of $1,250 per year payable in two equal installments of $625 on January 1st and July 1st plus 2.5% of budgeted development costs for projects undertaken by us, if certain debt covenant ratios are met. Total expenses incurred under this agreement with JIMCO were $312 and $312 for the three months ended June 30, 2012 and 2011, respectively, and $625 and $625 for the six months ended June 30, 2012 and 2011, respectively.

Jalou Device Owner, L.P.

Under Louisiana law, video poker machines must be owned by Louisiana residents. The video poker machines and the related repair parts inventory used in our video poker truck stops are owned by Jalou Device Owner, L.P. (“Device Owner”), of which Gameco Holdings, Inc. (“Gameco”), another wholly owned subsidiary of JII, owns 49% and is the general partner. Two Louisiana residents own the remaining 51% of Device Owner and are the limited partners. Our video poker truck stops pay 90 cents per operating video poker machine per day to Device Owner, plus reimbursement for Device Owner’s licensing costs. Total expense under these arrangements was $395 and $394 for the three months ended June 30, 2012 and 2011, respectively, and $791 and $788 for the six months ended June 30, 2012 and 2011, respectively.

Balances Due To/From Affiliates

Each of the above related party transactions results in either receivables from or payables to our affiliates. As of June 30, 2012 and December 31, 2011, these transactions resulted in net receivables from affiliates totaling $80 and $225, respectively. As of June 30, 2012 and December 31, 2011, these transactions resulted in net payables to affiliates totaling $695 and $5,446 respectively.

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

Since January 2009, we have exercised all of our options on the Nautica Properties. During 2011, we acquired Nautica Phase 2, Sycamore & Main and Nautica Peninsula Land from related parties. On April 2, 2012, we acquired the remaining reserve terminal parking lot business from Nautica Peninsula Land. Our CEO controlled each of these businesses prior to acquisition. These acquisitions and their related business were accounted for as combinations of entities under common control. Therefore, the portion of each business acquired from related parties have been recorded at the historical cost bases in the assets and liabilities transferred and the portion of these businesses acquired from third parties have been recorded at fair value at the acquisition date using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations (“ASC Topic 805”). A distribution was recorded on the acquisition date for the portion of the purchase price attributable to related parties. The net assets of the entity acquired have been retroactively accounted for in the accompanying unaudited condensed consolidated financial statements since January 1, 2011. The net assets attributable to the noncontrolling interest holders have been reflected as a separate component of equity.

If a casino is licensed on the Nautica Properties within seven years from the purchase dates described above, the purchase price of each property could increase based on independent appraisals of the land, improvements and other asset values. Any additional purchase price shall be equal to the fair market value of the property at the time that a license is issued to JEI in the State of Ohio for a casino less the purchase price previously paid. There is no maximum additional purchase price. We will continue to evaluate the fair value of this additional contingent purchase price at each balance sheet date throughout the term of the agreement. If applicable, any additional purchase price would be accounted for consistently with the original acquisition accounting, whereby the portion attributable to related parties would be accounted for as a combination of entities under common control and as a distribution, and the portion attributable to third parties would be accounted for using the acquisition method of accounting. At June 30, 2012, the fair value of the aggregate contingent purchase price was immaterial to the financial position of JEI, but could have a material impact in the future if a casino license is granted for the Nautica Properties.

The following table summarizes the net assets acquired and liabilities assumed as of the acquisition date for each acquired property considering both the portion acquired from related parties and the noncontrolling interest holders (as applicable):

	Nautica Phase 2	Sycamore & Main	Nautica Peninsula Land	Nautica Peninsula Land Reserve Terminal
Date of acquisition	January 18, 2011	October 3, 2011	October 28, 2011	April 2, 2012

Property and equipment, net	$1,305	$856	$995	$81
Current liabilities assumed	60	51	45	—

Net assets acquired	$1,245	$805	$950	$81

Purchase price	$1,250	$1,100	$971	$229
Distribution to related parties	$7	$1,100	$107	$229
Payment to noncontrolling interest holders	$1,243	$—	$864	$—

Any change in the fair value of the net assets of Nautica Peninsula Land acquired from the noncontrolling interest holders during the purchase price allocation period (generally within one year of the acquisition date) may result in an allocation to goodwill. The allocation of the purchase price of Nautica Phase 2 paid to acquire the noncontrolling interest was final as of December 31, 2011.

The following schedule discloses the effects on JEI’s equity due to the change in ownership interest in Nautica Phase 2 discussed above:

	Six Months Ended June 30,
	2012	2011
Net income (loss) attributable to JEI	$6,416	$(6,600)
Decrease in JEI’s equity for purchase of Nautica Phase 2 noncontrolling interest	—	(623)

Change from net income (loss) attributable to JEI and purchase of the noncontrolling interest	$6,416	$(7,223)

Acquisitions of Video Poker Truck Stops

In 2012 and 2011, we have acquired four video poker truck stops in Louisiana, which were previously wholly owned by Gameco. We acquired Cash Magic Springhill, LLC (“Springhill”) and Cash Magic Vivian, LLC (“Vivian”) on January 31, 2011, Jalou Forest Gold, LLC (“Forest Gold”) on March 31, 2011 and Cash Magic Amite, LLC (“Amite”) on June 29, 2012. The acquisitions of these video poker truck stops have been accounted for as combinations of entities under common control. Therefore, the acquisitions have been recorded at the historical cost bases in the assets and liabilities transferred. A distribution, equal to the purchase price, was recorded on the acquisition date for each property, and the net assets of the entity acquired have been retroactively accounted for in the accompanying unaudited condensed consolidated financial statements since January 1, 2011.

The following table summarizes the net assets acquired and liabilities assumed as of the date of each acquisition:

	Springhill	Vivian	Forest Gold	Amite
Date of acquisition	January 31, 2011	January 31, 2011	March 31, 2011	June 29, 2012

Current assets	$495	$507	$419	$820
Property and equipment, net	2,309	2,555	2,056	2,132
Goodwill	1,376	—	880	2,116
Identifiable intangible assets	318	288	251	165
Other assets	27	12	—	11

Total assets acquired	4,525	3,362	3,606	5,244

Current liabilities assumed	188	228	646	314

Net assets acquired	$4,337	$3,134	$2,960	$4,930

Purchase price	$5,462	$4,913	$3,025	$5,872
Distribution recorded	$5,462	$4,913	$3,025	$5,872
Effective net distribution (distribution less net assets acquired)	$1,125	$1,779	$65	$942

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

On June 16, 2006, we issued senior unsecured notes in the amount of $210,000 bearing interest at 9 3/4% due June 15, 2014 with interest only payments due each June 15 and December 15. We also have a $100,000 senior secured credit facility. On February 23, 2012, we entered into a second amendment and restatement agreement to our credit facility (the “Restated Credit Agreement”). The Restated Credit Agreement extended the maturity of $45,000 of our term loans and $37,000 of our revolving loan commitments to December 16, 2013, among other minor amendments. In addition, we increased our revolver capacity to $40,000. As required under the terms of the Restated Credit Agreement, we paid down $11,750 of term loans by the June 16, 2012 maturity date. Additionally, on June 29, 2012, in conjunction with the acquisition of Amite, we borrowed an additional $5,000 term loan under the Restated Credit Agreement, for an aggregate total of $50,000 of term loans. We also have the right to borrow an additional $7,000 of term loans under the Restated Credit Agreement if we choose, so long as the total indebtedness under the Restated Credit Agreement does not exceed $96,750. Borrowings under our senior secured credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined, and (2) the federal funds rate plus  1/2 of 1% or (b) a LIBOR rate for the interest period relevant to such borrowing adjusted for certain costs.

As a result of the Restated Credit Agreement, our interest rate increased by 0.25% on the loans that mature on December 16, 2013. As such, the interest rate on the drawn revolving loan balance increased by 0.25%, the interest rate on the $11,750 of term loans that matured June 16, 2012 remained at 3% above LIBOR, and the $50,000 of term loans that mature December 16, 2013 have an interest rate of 3.25% above LIBOR. At June 30, 2012, the blended interest rate on our senior secured credit facility was approximately 3.59%. As of June 30, 2012, $10,000 was available on the revolving credit facility.

Our $210,000 of 9 3/4% senior unsecured notes rank equally in right of payment with all of our existing and future unsecured senior indebtedness and senior to any existing and future subordinated indebtedness. The notes are effectively subordinated to any secured indebtedness (including indebtedness under our senior secured credit facility) up to the value of the collateral securing such indebtedness. The notes are guaranteed by our current and future restricted subsidiaries that also guarantee our senior secured credit facility. We can redeem all or part of our outstanding senior unsecured notes aggregating $210,000 at 100.00% of the principal amount, plus accrued and unpaid interest.

There are many restrictions and covenants placed upon us under both our secured and unsecured indebtedness. We are required to maintain certain operating performance ratios, our covenants impose various restrictions on us as to the timing of redemptions of our notes, there are various change of control covenants, and there are many other restrictive and operational limitations on us that would be difficult or impossible for us to change. The occurrence of any one of these events and/or covenant violations to our debt agreements could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our debt agreements. The failure to repay or maintain compliance with our covenants on any of our indebtedness would result in an event of default under both our senior credit facility and our note indenture. Annual distributions may be made to our owner in an aggregate amount not to exceed the greater of $1,000 or 50% of consolidated net income as defined in our credit agreement and indenture. At June 30, 2012, we were in compliance with our financial covenants.

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

Recurring Fair Value Measurements – Investment in Equity Securities

We own approximately three percent of the outstanding shares of MTR Gaming Group, Inc. (“MTR”), a publicly-traded gaming company. Our affiliates have also historically invested in MTR, which resulted in a combined ownership of approximately 18.3% of the outstanding common shares of MTR as of June 30, 2012 and thus making the affiliated group MTR’s largest shareholder.

We have elected the fair value option permitted by FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”), and therefore, we recognize changes in the fair value of our investment in MTR as unrealized gains/losses in earnings based on its quoted market price. We recorded an unrealized loss (gain) on the change in the fair value of the investment totaling $130 and $(333) for the three months ended June 30, 2012 and 2011, respectively, and $(2,344) and $(813) for the six months ended June 30, 2012 and 2011, respectively.

The following table presents information about our assets measured at fair value on a recurring basis as of June 30, 2012, aggregated by the level in the fair value hierarchy within which those assets fall:

Assets Measured at Fair Value on a Recurring Basis at June 30, 2012
	Total Fair Value	Level 1	Level 2	Level 3
Investment in equity securities	$3,865	$3,865	—	—

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

Nonrecurring Fair Value Measurements – Property, Plant and Equipment and Goodwill

We apply the provisions of the fair value measurement standard to our nonrecurring, non-financial measurements including property, plant and equipment and goodwill impairments. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances. Property, plant and equipment is evaluated for impairment and reduced to fair value when there is an indication that the carrying costs exceed the sum of the undiscounted cash flows. Goodwill is evaluated for impairment and reduced to fair value when there is an indication that the carrying costs exceed the fair value. There was no property, plant and equipment or goodwill measured at fair value within the accompanying balance sheets at June 30, 2012.

During the second quarter 2011, we evaluated our ability to recover the recorded cost of Gold Dust West-Carson City. See Note 11. Based on this evaluation, we recorded an impairment of long-lived assets totaling $10,065 related to this property. We used Level 3 inputs and income valuation, market valuation, and cost valuation techniques to measure the fair value of the Gold Dust West-Carson City asset group as of June 30, 2011. We considered a variety of factors when estimating the fair value of the asset group, including estimates about the future operating results, appropriate discount rates, multiples of EBITDA (earnings before interest, income taxes, depreciation and amortization), investment banker market analyses, and recent sales of comparable assets. A variety of estimates and judgments about the relevance and comparability of this information to our assets were made. Additionally, as discussed in Note 7, the portions of property, plant and equipment of Nautica Phase 2 and Nautica Peninsula Land acquired from third parties have been recorded at fair value at their acquisition dates.

As discussed in Note 3, prior to the acquisition by JEI, we determined the carrying value of the goodwill at Amite was impaired. Consequently, Amite recorded a goodwill impairment charge of $2,177 during the year ended December 31, 2011.

The following table presents information about our non-financial assets measured at fair value on a nonrecurring basis during 2011, aggregated by the level in the fair value hierarchy within which those assets fall:

Assets Measured at Fair Value on a Nonrecurring Basis During 2011
	Total Fair Value	Level 1	Level 2	Level 3
Property, plant and equipment	$8,400	—	—	$8,400
Goodwill	$2,116	—	—	$2,116

There was no change in fair value through December 31, 2011.

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

Our $210,000 of 9  3/4% senior unsecured notes were valued using Level 2 inputs based on quoted market trading prices in a market that is not active.

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

The estimated fair value of our debt and capital lease obligations as of June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012		December 31, 2011 (As adjusted, see Note 7)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities – Debt and capital lease obligations:
Senior unsecured notes	$210,000	$197,400	$210,000	$194,775
Senior secured credit facility	$79,775	$79,663	$71,650	$71,524
Capital leases and other indebtedness	$3,053	$5,095	$17,722	$19,784

Other Estimated Fair Value Disclosures

The estimated fair value of our other financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments.

10.	ACCRUED EXPENSES

Accrued expenses as of June 30, 2012 and December 31, 2011, include the following:

	June 30, 2012	December 31, 2011 (As adjusted, see Note 7)
Payroll and related	$5,633	$5,757
Gaming taxes payable	2,181	3,388
Interest payable	1,019	1,358
Property taxes payable	1,195	1,176
Slot club liability	1,366	1,210
Progressive jackpot liability	1,939	1,549
Purses due horsemen	2,780	375
Other	3,664	3,848

	$19,777	$18,661

11.	IMPAIRMENT OF LONG-LIVED ASSETS

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

The following information sets forth our Unaudited Condensed Consolidating Balance Sheets as of June 30, 2012 and December 31, 2011, the Unaudited Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2012 and 2011, and the Unaudited Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2012 and 2011 as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Investments in our subsidiaries are accounted for on the equity method. Accordingly, entries necessary to consolidate the Parent Company Issuer and our Subsidiary Guarantors are reflected in the eliminations column.

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JUNE 30, 2012

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$1,391	$43,125		$44,516
Property, plant and equipment, net	795	227,667		228,462
Net investment in and advances to subsidiaries	86,163		$(86,163)	—
Other long-term assets	6,065	62,571		68,636

Total assets	$94,414	$333,363	$(86,163)	$341,614

LIABILITIES AND EQUITY
Current liabilities	$2,986	$26,764		$29,750
Long-term debt	289,275	2,974		292,249
Long-term debt (receivable from) payable to affiliate	(216,250)	216,250		—
Other long-term liabilities	28	1,212		1,240
Stockholder’s equity	18,375	86,163	$(86,163)	18,375

Total liabilities and equity	$94,414	$333,363	$(86,163)	$341,614

AS OF DECEMBER 31, 2011

(As adjusted, see Note 7)

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Current assets	$511	$36,561		$37,072
Property, plant and equipment, net	868	230,054		230,922
Net investment in and advances to subsidiaries	71,242		$(71,242)	—
Other long-term assets	2,879	63,012		65,891

Total assets	$75,500	$329,627	$(71,242)	$333,885

LIABILITIES AND EQUITY
Current liabilities	$15,584	$30,174		$45,758
Long-term debt	269,450	16,616		286,066
Long-term debt (receivable from) payable to affiliate	(210,407)	210,407		—
Other long-term liabilities	23	1,188		1,211
Stockholder’s equity	850	71,242	$(71,242)	850

Total liabilities and equity	$75,500	$329,627	$(71,242)	$333,885

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2012

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues	$—	$99,213	$—	$99,213
Costs and expenses	(3,435)	(87,177)	—	(90,612)
Interest expense, net	(1,148)	(5,291)	—	(6,439)
Equity in earnings of subsidiaries	6,745		(6,745)	—

Net income	$2,162	$6,745	$(6,745)	$2,162

FOR THE THREE MONTHS ENDED JUNE 30, 2011

(As adjusted, see Note 7)

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues	$—	$100,337	$(24)	$100,313
Costs and expenses	(2,261)	(99,332)	24	(101,569)
Interest expense, net	(1,456)	(5,449)	—	(6,905)
Loss in earnings of subsidiaries	(4,453)		4,453	—
Noncontrolling interest	—	(9)	—	(9)

Net loss attributable to JEI	$(8,170)	$(4,453)	$4,453	$(8,170)

FOR THE SIX MONTHS ENDED JUNE 30, 2012

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues	$—	$198,673	$—	$198,673
Costs and expenses	(4,567)	(174,525)	—	(179,092)
Interest expense, net	(2,548)	(10,617)	—	(13,165)
Equity in earnings of subsidiaries	13,531		(13,531)	—

Net income	$6,416	$13,531	$(13,531)	$6,416

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(As adjusted, see Note 7)

	Parent Company Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Net revenues	$—	$193,325	$(75)	$193,250
Costs and expenses	(4,347)	(181,495)	75	(185,767)
Interest expense, net	(2,974)	(11,096)	—	(14,070)
Equity in earnings of subsidiaries	721		(721)	—
Noncontrolling interest	—	(13)	—	(13)

Net (loss) income attributable to JEI	$(6,600)	$721	$(721)	$(6,600)

JACOBS ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

	Parent Company Issuer	Subsidiary Guarantors	Consolidated
Net cash provided by operating activities	$11,561	$242	$11,803

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(471)	(7,734)	(8,205)
Proceeds from sale of equipment	—	55	55
Purchases of device rights	—	(698)	(698)
Purchase of trademark	(125)	—	(125)

Net cash used in investing activities	(596)	(8,377)	(8,973)

FINANCING ACTIVITIES:
Payments to obtain financing	(603)	—	(603)
Proceeds from issuance of debt	5,000	—	5,000
Proceeds from revolving line of credit	27,000	—	27,000
Payments on long-term debt	(11,975)	(464)	(12,439)
Payments on revolving line of credit	(11,900)	—	(11,900)
Net advances to/from subsidiaries	(10,813)	10,813	—
Distributions to stockholder	(7,101)	—	(7,101)

Net cash (used in) provided by financing activities	(10,392)	10,349	(43)

Net Increase in Cash and Cash Equivalents	573	2,214	2,787
Cash and Cash Equivalents — Beginning of Period	281	25,116	25,397

Cash and Cash Equivalents — End of Period	$854	$27,330	$28,184

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(As adjusted, see Note 7)

	Parent Company Issuer	Subsidiary Guarantors	Consolidated
Net cash provided by operating activities	$9,576	$3,228	$12,804

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(407)	(7,695)	(8,102)
Proceeds from sale of equipment	—	116	116
Purchases of device rights	—	(1,259)	(1,259)
Acquisition of noncontrolling interest	(1,243)	—	(1,243)

Net cash used in investing activities	(1,650)	(8,838)	(10,488)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	800	800
Proceeds from revolving line of credit	30,800	—	30,800
Payments on long-term debt	(201)	(1,270)	(1,471)
Payments on revolving line of credit	(14,300)	—	(14,300)
Net advances to/from subsidiaries	(9,613)	9,613	—
Distributions to stockholder	(14,407)	—	(14,407)

Net cash (used in) provided by financing activities	(7,721)	9,143	1,422

Net Increase in Cash and Cash Equivalents	205	3,533	3,738
Cash and Cash Equivalents — Beginning of Period	196	24,672	24,868

Cash and Cash Equivalents — End of Period	$401	$28,205	$28,606

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section discusses the results of our operations for the three and six months ended June 30, 2012 and 2011. We recommend reading the following discussions and analyses in conjunction with our unaudited condensed consolidated financial statements, including the notes and other financial information contained in this Form 10-Q, as well as our audited consolidated financial statements as of December 31, 2011, included in our Form 10-K report filed with the Securities and Exchange Commission (“10-K Report”). Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements,” which statements involve risks and uncertainties. In this regard, see the section “Risk Factors” in Item 1A of our 10-K Report.

The historical information should not necessarily be taken as a reliable indicator of our future performance.

TABLE OF CONTENTS TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (MD&A)

1. Significant transactions occurring during 2012

Amendment to Credit Agreement

On February 23, 2012, we entered into a second amendment and restatement agreement to our credit facility (the “Restated Credit Agreement”). The Restated Credit Agreement extended the maturity of $45 million of our term loans and $37 million of our revolving loan commitments to December 16, 2013, among other minor amendments. In addition, we increased our revolver capacity to $40 million. As required under the terms of the Restated Credit Agreement, we paid down $11.75 million of term loans by the June 16, 2012 maturity date. Additionally, on June 29, 2012, in conjunction with the acquisition of Cash Magic Amite, LLC (“Amite”) as discussed in further detail below, we borrowed an additional $5 million term loan under the Restated Credit Agreement, for an aggregate total of $50 million of term loans. We also have the right to borrow an additional $7 million of term loans under the Restated Credit Agreement if we choose, so long as the total indebtedness under the Restated Credit Agreement does not exceed $96.75 million.

As a result of the Restated Credit Agreement, our interest rate increased by 0.25% on the loans that mature on December 16, 2013. As such, the interest rate on the drawn revolving loan balance increased by 0.25%, the interest rate on the $11.75 million of term loans that matured June 16, 2012 remained at 3% above LIBOR, and the $50 million of term loans that mature December 16, 2013 have an interest rate of 3.25% above LIBOR. See Note 8 of the unaudited condensed consolidated financial statements.

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

Acquisitions

On April 2, 2012, we acquired the remaining reserve terminal parking lot business from Nautica Peninsula Land, a related party, for $0.2 million. Our Chief Executive Officer (“CEO”) controlled the business. Additionally, on June 29, 2012, we acquired a video poker truck stop in Louisiana, Cash Magic Amite, LLC (“Amite”) for $5.9 million, which was previously wholly owned by another Jacobs Investments, Inc. subsidiary, Gameco Holdings, Inc. (“Gameco”). These acquisitions were accounted for as combinations of entities under common control. Accordingly, the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted to include the operations of these businesses from January 1, 2011. See Note 7 of the unaudited condensed consolidated financial statements.

2. Overview and discussion of our operations

Our CEO is our chief operating decision maker. As of June 30, 2012, we had four segments representing the geographic regions of our operations: Colorado, Nevada, Louisiana and Virginia. Each segment is managed separately because of the unique characteristics of its revenue stream and customer base. We have aggregated our operations into these four segments based on similarities in the nature of the properties’ businesses, customers and regulatory environment in which each property operates. The Colorado segment consists of The Lodge and Gilpin casinos. Our Nevada segment includes the Gold Dust West-Reno, Gold Dust West-Carson City and Gold Dust West-Elko casinos. The Louisiana operations consist of video poker truck stops, and the Virginia segment consists of Colonial’s pari-mutuel operations and satellite wagering facilities.

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

In addition to the above performance measurements, we pay particular attention to our monthly and annual cash flow. Our business is sensitive to shifts in volumes and levels of activity and we find it necessary to monitor our cash levels closely. Every six months (June 15 and December 15) we have a cash interest payment due on our $210 million senior unsecured notes amounting to $10.2 million. Additionally, we currently have $49.8 million of term loans outstanding on our senior secured credit facility with interest due at varying levels. As of June 30, 2012, $30 million was outstanding on the $40 million senior secured revolving credit facility we have with a bank group on which we can draw as needed in order to augment the cash flow we generate from operations. This is generally a function of the timing of generating cash from operations coupled with the amount of cash we need to run the business—i.e., our cash inventory. Presently, we estimate that we require approximately $15 million of cash inventory to operate our properties. See also Section 6, “Liquidity and Capital Resources.”

Colorado

Our Colorado operations consist of The Lodge Casino at Black Hawk (“The Lodge”) and the Gilpin Casino (“Gilpin”), both of which are located in Black Hawk, Colorado. The competitive aspects of the market in Black Hawk continue to be a significant factor in our operations. At June 30, 2012, there were approximately 8,350 slot machines in the city of Black Hawk. We had 1,360 slot machines in this market (981 at The Lodge and 379 at the Gilpin), which represented approximately 16% of the total slot machines in Black Hawk. Additionally, there were 199 table games in the city of Black Hawk. We had 40 table games in this market (34 at The Lodge and 6 at the Gilpin), which represented approximately 20% of the total table games in Black Hawk.

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

Louisiana

Our Louisiana operations consist of 22 video poker truck stops located in Louisiana and a share in the gaming revenues of an additional video poker truck stop. Each video poker truck stop features a convenience store, fueling operations, a restaurant and up to 50 video poker devices in the casino depending on the level of fuel sales and available space. At June 30, 2012, our video poker truck stops had a combined total of 1,148 video gaming devices.

The Louisiana video poker truck stops’ revenues are comprised of: (i) revenue from video poker gaming machines; (ii) sales of gasoline and diesel fuel; (iii) sales of groceries, trucker supplies and sundry items through their convenience stores; (iv) sales of food and beverages in their restaurants and bars; and (v) miscellaneous commissions on ATMs, pay phones and lottery sales.

All video poker activity is reported via a computer phone line directly to the Louisiana State Police. The Louisiana video poker truck stops’ revenues are dependent on meeting the minimum gallons of fuel sales requirements necessary to operate video poker gaming machines in Louisiana. The fuel sales requirements must be complied with on an annual basis (except for the first year of operations during which it must be complied with on a quarterly basis) and in the event of noncompliance, the Louisiana State Police will turn off a portion of the video poker machines until the minimum fuel sales requirements are met. Management of the Louisiana video poker truck stops believes that they will continue to meet the fuel sales requirements necessary to operate video poker machines in Louisiana at current levels, however, we can give no assurances in this regard.

The Louisiana video poker truck stop market caters primarily to local residents, whom we believe contribute to the vast majority of video poker gaming revenues. We believe that most of our video poker customers live within a 5-mile radius of our properties.

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

Colonial’s revenues are heavily dependent on the operations of its satellite wagering facilities. As of June 30, 2012, we operated ten satellite wagering facilities in Virginia. Revenues from the satellite wagering facilities help support live racing at the track. The amount of revenue Colonial earns from each wager depends on where the race is run. Revenues from import simulcasting of out-of-state races and from wagering at the track and at the satellite wagering facilities on races run at the track consist of the total amount wagered at Colonial’s facilities, less the amount paid as winning wagers. The percentage of each dollar wagered on horse races that must be returned to the public as winning wagers (typically about 79%) is legislated by the state in which a race takes place. Revenues from export simulcasting consist of amounts payable to Colonial by the out-of-state racetracks and their simulcast facilities with respect to wagering on races run at the track.

In February 2012, Colonial Downs received a license for a new satellite wagering facility. The facility is located in downtown Richmond and operates within an existing restaurant.

Since 2004, Colonial Downs has operated an internet account wagering platform in Virginia called EZ Horseplay. In early 2009, Colonial Downs developed a custom built account wagering support kiosk that allows a customer to remotely open a wagering account, fund the account with cash, take a cash withdrawal from their account and print a race track program. The first kiosks, along with a touchscreen version of the EZ Horseplay internet account wagering platform, were deployed in September 2009. As of June 30, 2012, we have deployed 82 kiosks in private clubs, bars and restaurants in Virginia.

3. Comparison of our results of operations for the three months ended June 30, 2012 to the three months ended June 30, 2011.

The following table summarizes our consolidated results of operations for the three months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,
	2012	2011 (As adjusted, see Note 7 of Financial Statements)	$ Change	% Variance
REVENUES
Gaming:
Casino	$36,501	$36,682	$(181)	-0.49%
Truck stop	19,015	18,822	193	1.03%
Pari-mutuel	7,780	7,779	1	0.01%
Food and beverage	7,486	7,459	27	0.36%
Convenience store – fuel	30,935	32,452	(1,517)	-4.67%
Other	6,967	6,518	449	6.89%
Less: Promotional allowances	(9,471)	(9,399)	(72)	0.77%

Net revenues	99,213	100,313	(1,100)	-1.10%

COSTS AND EXPENSES
Gaming:
Casino	12,503	12,579	(76)	-0.60%
Truck stop	11,039	11,191	(152)	-1.36%
Pari-mutuel	6,355	6,204	151	2.43%
Food and beverage	3,791	3,859	(68)	-1.76%
Convenience store – fuel	29,029	30,435	(1,406)	-4.62%
Other	5,454	5,330	124	2.33%
Marketing, general and administrative	17,513	16,535	978	5.91%
Unrealized loss (gain) on change in fair value of investment in equity securities	130	(333)	463	n/a
Impairment of long-lived assets	—	10,065	(10,065)	-100.00%
Depreciation and amortization	4,798	5,704	(906)	-15.88%

Total costs and expenses	90,612	101,569	(10,957)	-10.79%

OPERATING INCOME (LOSS)	8,601	(1,256)	9,857	n/a

Interest expense, net	(6,439)	(6,905)	466	-6.75%
Noncontrolling interest	—	(9)	9	-100.00%

NET INCOME (LOSS) ATTRIBUTABLE TO JEI	$2,162	$(8,170)	$10,332	n/a

All comparisons below begin with the second quarter 2012 results followed by the second quarter 2011 results.

Casino revenues decreased $0.2 million to $36.5 million from $36.7 million. The decrease in casino revenues is due to decreases at the Gilpin of $0.6 million or 11%, Gold Dust West-Reno of $0.1 million or 1% and Gold Dust West-Elko of $0.2 million or 6%, somewhat offset by an increase at The Lodge of $0.7 million or 3%. Revenues at the Gilpin decreased primarily due to a decrease in slot revenues. The increase in revenues at The Lodge was primarily due to increases in slot coin-in and table games.

Truck stop gaming revenues increased $0.2 million or 1% to $19.0 million from $18.8 million. The increase in revenues is consistent with the statewide truck stop video gaming revenue increase.

Pari-mutuel revenues remained unchanged at $7.8 million. A $0.3 million decrease in wagering revenues at the off track wagering facilities primarily due to a decrease in overall attendance compared to the prior year, was offset by a $0.3 million increase in account wagering revenues.

Food and beverage revenues increased less than $0.1 million to $7.5 million.

Convenience store-fuel revenues decreased $1.5 million or 5% to $30.9 million from $32.4 million. This resulted from the average selling price of fuel decreasing to $3.62 per gallon in 2012 from $3.73 per gallon in 2011, combined with a 2% decrease in volume.

Other revenues increased $0.4 million or 7% to $7.0 million from $6.5 million and were attributable to increases of $0.2 million in convenience store revenues at the truck stops, $0.1 million in hotel revenues at Gold Dust West-Carson City and $0.1 million in other revenues at all locations combined.

Promotional allowances increased $0.1 million or 1% to $9.5 million from $9.4 million, and is primarily attributable to increases in promotional allowances of $0.2 million at The Lodge and $0.1 million at the truck stops, somewhat offset by a decrease of $0.2 million at the Gilpin.

Casino expenses decreased $0.1 million or 1% to $12.5 million from $12.6 million. A decrease of $0.2 million at the Gilpin was somewhat offset by an increase of $0.1 million at The Lodge. These changes in casino expenses are consistent with the changes in casino revenues at these locations.

Truck stop gaming expenses decreased $0.2 million or 1% to $11.0 million from $11.2 million.

Pari-mutuel costs and expenses increased $0.2 million or 2% to $6.4 million from $6.2 million. The increase is attributable to increases of $0.2 million in account wagering costs and expenses and $0.2 million in thoroughbred racing costs, partially offset by a $0.2 million decrease in satellite wagering facilities costs and expenses.

Food and beverage costs and expenses decreased $0.1 million or 2% to $3.8 million from $3.9 million, and is primarily due to a decrease at the truck stops.

Convenience store-fuel expenses decreased $1.4 million or 5% to $29.0 million from $30.4 million. The decrease was primarily due to a decrease in the average cost of fuel to $3.40 per gallon in 2012 from $3.50 per gallon in 2011, combined with a decrease in volume as discussed in convenience store-fuel revenues above.

Other costs and expenses increased $0.1 million or 2% to $5.4 million from $5.3 million, and were primarily attributable to an increase in convenience store expenses at the truck stops corresponding to the increase in convenience store revenues.

Marketing, general and administrative expenses increased $1.0 million or 6% to $17.5 million from $16.5 million. This increase is primarily the result of increases of $0.8 million at corporate and $0.2 million at the Nautica Properties. The increase at corporate is primarily due to increases of $0.4 million in legal costs, $0.1 million in consulting costs and a $0.3 million write-off for the disposal of assets. The legal expenses are primarily due to the 2012 amendment and restatement agreement to our credit facility, a gaming license in Nevada and acquisition expenses.

We account for our investment in MTR Gaming Group, Inc. (“MTR”) under the fair value option, in accordance with the fair value option permitted by FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”). A decrease in the stock price during the second quarter of 2012 resulted in an unrealized loss on the change in fair value of investment in equity securities totaling $0.1 million. During the second quarter of 2011, we recorded an unrealized gain on the change in fair value of investment in equity securities totaling $0.3 million.

At Gold Dust West-Carson City, we recorded an impairment of long-lived assets totaling $10.1 million during the second quarter of 2011. No comparable transaction occurred during the same period of 2012. See Note 11 of the unaudited condensed consolidated financial statements.

Depreciation and amortization expense decreased $0.9 million or 16% to $4.8 million from $5.7 million and is primarily due to a decrease of $0.5 million at Gold Dust West-Carson City due to the 2011 impairment of long-lived assets, combined with decreases of $0.4 million at Gold Dust West-Elko, $0.1 million at the truck stops and $0.1 million at corporate, somewhat offset by an increase of $0.2 million at Colonial.

Net interest expense decreased $0.5 million or 7% to $6.4 million from $6.9 million. The decrease is primarily attributable to a decrease in debt outstanding, somewhat offset by higher effective interest rates on our variable rate bank debt.

4. Comparison of our results of operations for the six months ended June 30, 2012 to the six months ended June 30, 2011.

The following table summarizes our consolidated results of operations for the six months ended June 30, 2012 and 2011 (dollars in thousands):

	Six Months Ended June 30,
	2012	2011 (As adjusted, see Note 7 of Financial Statements)	$ Change	% Variance
REVENUES
Gaming:
Casino	$73,338	$72,776	$562	0.77%
Truck stop	40,149	39,244	905	2.31%
Pari-mutuel	14,525	14,161	364	2.57%
Food and beverage	14,714	14,595	119	0.82%
Convenience store – fuel	62,095	59,202	2,893	4.89%
Other	13,077	11,964	1,113	9.30%
Less: Promotional allowances	(19,225)	(18,692)	(533)	2.85%

Net revenues	198,673	193,250	5,423	2.81%

COSTS AND EXPENSES
Gaming:
Casino	25,160	25,041	119	0.48%
Truck stop	22,652	22,953	(301)	-1.31%
Pari-mutuel	11,502	11,054	448	4.05%
Food and beverage	7,202	7,255	(53)	-0.73%
Convenience store – fuel	59,131	56,097	3,034	5.41%
Other	10,923	10,031	892	8.89%
Marketing, general and administrative	34,953	32,706	2,247	6.87%
Unrealized gain on change in fair value of investment in equity securities	(2,344)	(813)	(1,531)	188.31%
Impairment of long-lived assets	—	10,065	(10,065)	-100.00%
Depreciation and amortization	9,913	11,378	(1,465)	-12.88%

Total costs and expenses	179,092	185,767	(6,675)	-3.59%

OPERATING INCOME	19,581	7,483	12,098	161.67%

Interest expense, net	(13,165)	(14,070)	905	-6.43%
Noncontrolling interest	—	(13)	13	-100.00%

NET INCOME (LOSS) ATTRIBUTABLE TO JEI	$6,416	$(6,600)	$13,016	n/a

All comparisons below begin with the year-to-date 2012 results followed by the year-to-date 2011 results.

Casino revenues increased $0.5 million or 1% to $73.3 million from $72.8 million. The increase in casino revenues is due to increases at The Lodge of $1.3 million or 3% and Gold Dust West-Reno of $0.1 million or 2%, somewhat offset by decreases at the Gilpin of $0.6 million or 5%, Gold Dust West-Carson City of $0.1 million or 3% and Gold Dust West-Elko of $0.2 million or 3%. Revenues at The Lodge increased primarily due to increases in slots and table games revenues. The decrease in revenues at the Gilpin was primarily due to decreases in slot coin-in resulting from shifts in the market to larger properties in Black Hawk, including The Lodge.

Truck stop video poker gaming revenues increased $0.9 million or 2% to $40.1 million from $39.2 million. The increase in revenues was consistent with the statewide truck stop video gaming revenue increase.

Pari-mutuel revenues increased $0.4 million or 3% to $14.5 million from $14.1 million. An increase in account wagering revenues of $0.9 million was somewhat offset by a $0.5 million decrease in wagering revenues at the off track wagering facilities primarily due to an overall decrease in attendance compared to the prior year.

Food and beverage revenues increased $0.1 million or 1% to $14.7 million from $14.6 million. This increase is primarily attributable to increases of $0.1 million at The Lodge and $0.1 million at Gold Dust West-Elko, somewhat offset by a decrease of $0.1 million at the Gilpin and a slight decrease at the truck stops.

Convenience store-fuel revenues increased $2.9 million or 5% to $62.1 million from $59.2 million. The increase was primarily due to an increase in the average selling price of fuel to $3.63 per gallon in 2012 from $3.54 per gallon in 2011, combined with a 2% increase in volume.

Other revenues increased $1.1 million or 9% to $13.1 million from $12.0 million and were primarily attributable to a $0.6 million increase in convenience store revenues at the truck stops, a $0.2 million increase in hotel and other revenues at The Lodge, a $0.1 million increase in hotel revenues at Gold Dust West-Carson City and a $0.2 million increase in revenues at the Nautica Properties primarily due to the opening of an aquarium in close proximity to our properties.

Promotional allowances increased $0.5 million or 3% to $19.2 million from $18.7 million. Promotional allowances increased by $0.3 million at The Lodge and $0.2 million at the truck stops.

Casino expenses increased $0.1 million to $25.2 million from $25.1 million primarily due to increases of $0.2 million at The Lodge and $0.2 million at the three Nevada casinos combined, offset by a decrease of $0.3 million at the Gilpin, which directly correspond to the changes in casino revenues.

Truck stop gaming expenses decreased $0.3 million or 1% to $22.7 million from $23.0 million, primarily attributable to a reduction in insurance and property taxes in our gaming operations.

Pari-mutuel costs and expenses increased $0.4 million or 4% to $11.5 million from $11.1 million. The increase is attributable to a $0.6 million increase in account wagering costs and expenses and a $0.3 million increase in operations, track, thoroughbred and standard bred expenses, partially offset by a $0.5 million decrease at the satellite wagering facilities.

Food and beverage costs and expenses decreased less than $0.1 million or 1% to $7.2 million from $7.3 million, and is primarily due to a decrease of $0.2 million at the truck stops, somewhat offset by an increase of $0.1 million at Gold Dust West-Elko.

Convenience store-fuel expenses increased $3.0 million or 5% to $59.1 million from $56.1 million. The increase was primarily due to an increase in the average cost of fuel to $3.46 per gallon in 2012 from $3.35 per gallon in 2011, combined with an increase in volume as discussed in convenience store-fuel revenues above.

Other costs and expenses increased $0.9 million or 9% to $10.9 million from $10.0 million, and were attributable to an increase in convenience store expenses at the video poker truck stops which correlates to the increase in convenience store revenues, combined with increases in labor costs, insurance and property taxes.

Marketing, general and administrative expenses increased $2.3 million or 7% to $35.0 million from $32.7 million. This increase is primarily the result of increases of $1.9 million at corporate, $0.2 million at Colonial, $0.1 million at the truck stops, $0.2 million at The Lodge, $0.1 million at Gold Dust West-Reno and $0.2 million at the Nautica Properties, somewhat offset by decreases of $0.3 million at the Gilpin and $0.1 million at Gold Dust West-Carson City. The increase at corporate is primarily due to increases in consulting, legal and payroll expenses, combined with a $0.3 million write-off for the disposal of assets. The legal expenses are primarily due to the 2012 amendment and restatement agreement to our credit facility.

An increase in MTR’s stock price during the first six months of 2012 resulted in an unrealized gain on the change in fair value of investment in equity securities totaling $2.3 million compared to an unrealized gain totaling $0.8 million during the same period of 2011.

At Gold Dust West-Carson City, we recorded an impairment of long-lived assets totaling $10.1 million during 2011. No comparable transaction occurred during the same period of 2012. See Note 11 of the unaudited condensed consolidated financial statements.

Depreciation and amortization expense decreased $1.5 million or 13% to $9.9 million from $11.4 million and is primarily due to a decrease of $0.9 million at Gold Dust West-Carson City due to the 2011 impairment of long-lived assets, combined with decreases of $0.5 million at Gold Dust West-Elko, $0.1 million at the Gilpin, $0.3 million at the truck stops and $0.2 million at corporate, somewhat offset by an increase of $0.5 million at Colonial.

Net interest expense decreased by $0.9 million or 6% to $13.2 million from $14.1 million and is attributable to a decrease in debt outstanding, somewhat offset by higher effective interest rates on our variable rate bank debt.

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

The following is a summary of the components of EBITDA for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011 (As adjusted, see Note 7 of Financial Statements)	2012	2011 (As adjusted, see Note 7 of Financial Statements)
NET REVENUES
Colorado:
The Lodge	$20,823	$20,122	$41,441	$40,153
Gilpin	4,286	4,781	8,642	9,246

Total Colorado	25,109	24,903	50,083	49,399

Nevada:
Gold Dust West-Reno	4,391	4,452	9,122	8,992
Gold Dust West-Carson City	3,335	3,369	6,097	6,146
Gold Dust West-Elko	3,007	3,124	6,145	6,221

Total Nevada	10,733	10,945	21,364	21,359

Louisiana	54,222	55,506	110,616	106,536
Virginia	8,884	8,760	16,083	15,637
Corporate and other	265	199	527	319

Total Net Revenues	99,213	100,313	198,673	193,250

COSTS AND EXPENSES
Colorado:
The Lodge	13,193	13,025	26,483	26,066
Gilpin	3,123	3,496	6,350	6,902

Total Colorado	16,316	16,521	32,833	32,968

Nevada:
Gold Dust West-Reno	3,147	3,063	6,329	6,227
Gold Dust West-Carson City (1)	3,274	13,333	6,349	16,474
Gold Dust West-Elko	2,522	2,447	5,039	4,869

Total Nevada	8,943	18,843	17,717	27,570

Louisiana	48,157	49,713	98,138	94,546
Virginia	8,648	8,428	15,356	14,775
Corporate overhead and other (2)(3)	3,750	2,360	5,135	4,530

Total Costs and Expenses	85,814	95,865	169,179	174,389

EBITDA
Colorado:
The Lodge	7,630	7,097	14,958	14,087
Gilpin	1,163	1,285	2,292	2,344

Total Colorado	8,793	8,382	17,250	16,431

Nevada:
Gold Dust West-Reno	1,244	1,389	2,793	2,765
Gold Dust West-Carson City (1)	61	(9,964)	(252)	(10,328)
Gold Dust West-Elko	485	677	1,106	1,352

Total Nevada	1,790	(7,898)	3,647	(6,211)

Louisiana	6,065	5,793	12,478	11,990
Virginia	236	332	727	862
Corporate overhead and other (2)(3)	(3,485)	(2,161)	(4,608)	(4,211)

Total EBITDA	$13,399	$4,448	$29,494	$18,861

See Notes on page 36.

General

See sections 3 and 4 above for comparisons of our results of operations for the three and six months ended June 30, 2012 to the three months and six months ended June 30, 2011, which provide explanations regarding the fluctuations in our revenues and costs and expenses by property and segment.

The Lodge

EBITDA at The Lodge increased $0.5 million or 8% for the three months ended June 30, 2012 compared to the same period of 2011 and increased $0.9 million or 6% for the six months ended June 30, 2012 compared to the same period of 2011. For the second quarter, we experienced increased revenues in all areas of the business. The most significant increase was in slot revenues. For the six months, total revenues increased by $1.3 million, primarily in slots and table games revenues. Labor costs were also higher as a result of the increase in revenues.

Gilpin

EBITDA at the Gilpin decreased $0.1 million or 9% for the three months ended June 30, 2012 compared to the same period of 2011 and decreased less than $0.1 million or 2% for the six months ended June 30, 2012 compared to the same period of 2011. Slots and food and beverage revenues decreased during the three and six months of 2012 compared to 2011, offset by reductions in gaming taxes, marketing, research, labor and utilities expenses.

Gold Dust West-Reno

EBITDA at Gold Dust West-Reno decreased $0.1 million or 10% for the three months ended June 30, 2012 compared to the same period of 2011 but increased by 1% for the six months ended June 30, 2012 compared to the same period of 2011. Consistent with the Reno market, slot revenues were lower during the quarter but exceeded 2011 year-to-date. Labor and repairs and maintenance costs were higher in 2012 than in 2011.

Gold Dust West-Carson City

EBITDA at Gold Dust West-Carson City increased by $10.0 million for the three months ended June 30, 2012 compared to the same period of 2011 and $10.1 million for the six months ended June 30, 2012 compared to the same period of 2011, and is primarily due to the 2011 impairment of long-lived assets totaling $10.1 million.

Gold Dust West-Elko

EBITDA at Gold Dust West-Elko decreased $0.2 million or 28% for the three months ended June 30, 2012 compared to the same period of 2011 and $0.2 million or 18% for the six months ended June 30, 2012 compared to the same period of 2011. Net revenues decreased $0.1 million for the second quarter and $0.1 million year to date, primarily due to a reduction in slot revenues while costs and expenses increased $0.1 million and $0.2 million, respectively, primarily due to increases in labor and slot participation expenses.

Louisiana

EBITDA at the Louisiana truck stops increased $0.3 million or 5% for the second quarter and increased $0.5 million or 4% for the six months ended June 30, 2012 compared to the same period of 2011. These increases were attributable to increases in video poker gaming revenues somewhat offset by a slight decrease in fuel gross profit, combined with increases in advertising, repairs and maintenance costs.

Virginia

EBITDA at our pari-mutuel operations in Virginia decreased $0.1 million or 29% for the three months ended June 30, 2012 compared to the same period of 2011 and decreased $0.1 million or 16% for the six months ended June 30, 2012 compared to the same period of 2011. The EBITDA decrease is primarily attributable to increased management, general and administrative costs.

Corporate Overhead and Other

The EBITDA loss at corporate increased by $1.3 million for the three months ended June 30, 2012 and by $0.4 million for the six months ended June 30, 2012 compared to the same periods of 2011. The increase at corporate is primarily due to changes in the stock price of our investment in MTR, increases in consulting, legal and payroll expenses, combined with a $0.3 million write-off for the disposal of assets. The legal expenses are primarily due to the February 2012 amendment and restatement agreement to our credit facility.

Reconciliation of EBITDA to Net Income (Loss)

The following table sets forth a reconciliation of our EBITDA, a non-GAAP financial measure, to our net income (loss), a GAAP financial measure (dollars in thousands):

Three months ended June 30, 2012	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$7,630	$1,227	$1,682	$4,721
Gilpin	1,163	393	476	294

Total Colorado	8,793	1,620	2,158	5,015

Nevada:
Gold Dust West-Reno	1,244	394	654	196
Gold Dust West-Carson City	61	175	383	(497)
Gold Dust West-Elko	485	302	216	(33)

Total Nevada	1,790	871	1,253	(334)

Louisiana	6,065	1,428	1,358	3,279
Virginia	236	751	124	(639)
Corporate overhead and other (1)	(3,485)	128	1,546	(5,159)

TOTAL	$13,399	$4,798	$6,439	$2,162

Three months ended June 30, 2011 (As adjusted, see Note 7 of Financial Statements)	EBITDA	Depreciation and Amortization	Interest Expense, net	Noncontrolling Interest	Net Income (Loss)
Colorado:
The Lodge	$7,097	$1,247	$1,682		$4,168
Gilpin	1,285	430	476		379

Total Colorado	8,382	1,677	2,158		4,547

Nevada:
Gold Dust West-Reno	1,389	408	654		327
Gold Dust West-Carson City (2)	(9,964)	613	384		(10,961)
Gold Dust West-Elko	677	652	236		(211)

Total Nevada	(7,898)	1,673	1,274		(10,845)

Louisiana	5,793	1,572	1,487		2,734
Virginia	332	584	124		(376)
Corporate overhead and other (3)	(2,161)	198	1,862	$(9)	(4,230)

TOTAL	$4,448	$5,704	$6,905	$(9)	$(8,170)

Six months ended June 30, 2012	EBITDA	Depreciation and Amortization	Interest Expense, net	Net Income (Loss)
Colorado:
The Lodge	$14,958	$2,454	$3,363	$9,141
Gilpin	2,292	784	952	556

Total Colorado	17,250	3,238	4,315	9,697

Nevada:
Gold Dust West-Reno	2,793	799	1,309	685
Gold Dust West-Carson City	(252)	358	767	(1,377)
Gold Dust West-Elko	1,106	754	457	(105)

Total Nevada	3,647	1,911	2,533	(797)

Louisiana	12,478	2,848	2,719	6,911
Virginia	727	1,665	253	(1,191)
Corporate overhead and other (1)	(4,608)	251	3,345	(8,204)

TOTAL	$29,494	$9,913	$13,165	$6,416

Six months ended June 30, 2011 (As adjusted, see Note 7 of Financial Statements)	EBITDA	Depreciation and Amortization	Interest Expense, net	Noncontrolling Interest	Net Income (Loss)
Colorado:
The Lodge	$14,087	$2,457	$3,363		$8,267
Gilpin	2,344	868	952		524

Total Colorado	16,431	3,325	4,315		8,791

Nevada:
Gold Dust West-Reno	2,765	835	1,309		621
Gold Dust West-Carson City (2)	(10,328)	1,227	767		(12,322)
Gold Dust West-Elko	1,352	1,302	472		(422)

Total Nevada	(6,211)	3,364	2,548		(12,123)

Louisiana	11,990	3,137	3,163		5,690
Virginia	862	1,151	245		(534)
Corporate overhead and other (3)	(4,211)	401	3,799	$(13)	(8,424)

TOTAL	$18,861	$11,378	$14,070	$(13)	$(6,600)

(1)	Included in corporate overhead and other for the three and six months ended June 30, 2012 is a $0.1 million loss and $2.3 million gain, respectively, on the change in fair value of investment in equity securities, and costs incurred related to the amendment to our credit agreement totaling $0.1 million and $0.5 million, respectively.
(2)	Included in Gold Dust West-Carson City for the three and six months ended June 30, 2011 is an impairment charge of long-lived assets totaling $10.1 million.
(3)	Included in corporate overhead and other for the three and six months ended June 30, 2011 is a $0.3 million gain and $0.8 million gain, respectively, on the change in fair value of investment in equity securities.

6. Liquidity and capital resources

As of June 30, 2012, we had cash and cash equivalents of $28.2 million compared to $25.4 million in cash and cash equivalents as of December 31, 2011. The increase of $2.8 million is the result of $11.8 million cash provided by operating activities, $9.0 million cash used in investing activities, and less than $0.1 million cash used in financing activities, which is further discussed below. Our primary sources of liquidity are cash provided by operating activities and external borrowings. Our primary uses of cash are for debt service, capital improvements, development and acquisitions. Cash flows provided by operating activities decreased $1.0 million for the six months ended June 30, 2012 compared to June 30, 2011 primarily due to the deposit paid in 2012 to purchase land in Black Hawk, Colorado, and routine fluctuations in accounts payable, accrued expenses and other noncurrent liabilities resulting from cash management activities, somewhat offset by a decrease in accounts receivable.

Cash used in investing activities during the six months ended June 30, 2012 and 2011 was the result of property and equipment and device rights additions totaling $8.9 million and $9.4 million, respectively, for ongoing capital investments at our existing properties, somewhat offset by $0.1 million and $0.1 million, respectively, of proceeds from the sale of equipment. In addition, cash used in investing activities during the six months ended June 30, 2012 included $0.1 million to purchase the Gold Dust trademark. Cash used in investing activities during the six months ended June 30, 2011 included $1.2 million to acquire the noncontrolling interest of Nautica Phase 2.

The cash provided by or used in our financing activities varies significantly from year to year depending upon the cash provided by operations and investing activities, both of which are discussed above, as well as our cash position. The cash used in financing activities during the six months ended June 30, 2012 was the result of net borrowings on the revolving senior credit facility totaling $15.1 million and term loan borrowings totaling $5.0 million, somewhat offset by payments on long-term debt totaling $12.4 million, payments to obtain financing totaling $0.6 million and cash distributions to stockholder totaling $7.1 million, including $5.9 million for the purchase of Amite and $0.2 million for the purchase of Nautica Peninsula Land.

As of June 30, 2012, we had $10.0 million available on our $40 million revolving senior credit facility for acquisitions, capital expenditure programs and working capital. As of June 30, 2012, our total debt approximates $292.8 million. Our future liquidity, which includes our ability to make semi-annual interest payments on June 15 and December 15 of each year, depends upon our future operational success. Our failure to pay interest, repay our indebtedness when due, or maintain compliance with our debt covenants would result in an event of default under both our senior credit facility and our note indenture. At June 30, 2012, we were in compliance with our financial covenants.

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

The following table provides disclosure concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and purchase and other long-term obligations as of June 30, 2012.

(In Thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$334,901	$23,848	$311,053	$—	$—
Capital lease obligations	6,460	474	1,650	703	3,633
Operating leases (2)	33,264	3,480	5,704	3,294	20,786
Purchase obligations (3)	130,388	53,799	76,589	—	—
Other long-term obligations (4)	21,386	2,591	4,618	3,202	10,975

Total contractual cash obligations	$526,399	$84,192	$399,614	$7,199	$35,394

(1)	Long-term debt includes principal and interest owing under the terms of our senior unsecured notes, our senior secured credit facility and capital leases. Interest on variable rate debt is computed based on rates outstanding at June 30, 2012.
(2)	Operating leases include various land and building leases for certain properties in Nevada, Louisiana and Virginia; office space in Colorado, Louisiana, Virginia and Florida; and other equipment leases at all locations.
(3)	Purchase obligations include five-year fuel supply agreements for gasoline and diesel fuel. Fuel volumes are specified in the contracts. The purchase price is a variable market-based price. The long-term obligations in this table were derived using the applicable contract prices for gasoline and diesel fuel at June 30, 2012 multiplied by the actual fuel volumes per the contracts.
(4)	Other long-term obligations include a 20-year, $1.25 million per year management agreement with Jacobs Investments Management Co. Inc., an affiliated company, and our obligation to pay $0.90 per operating video poker machine per day to Jalou Device Owner, L.P., the related party owner of the video poker machines in order to maintain the machines used in our video poker truck stops. In addition, Colonial has an agreement with a totalisator company to provide totalisator equipment and services for pari-mutuel wagering at all of Colonial’s facilities and through Colonial’s EZ Horseplay account wagering platform. Other long-term obligations also include various surveillance and service agreements in Louisiana and at the corporate office.

We can redeem all or part of our outstanding senior unsecured notes aggregating $210 million at 100.00% of the principal amount, plus accrued and unpaid interest.

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

Goodwill and other intangible assets

We have $50.8 million in goodwill recorded on our consolidated balance sheet resulting from the acquisition of businesses. We annually review our goodwill and indefinite-lived intangible assets for impairment. The annual evaluation of goodwill requires the use of estimates about future operating results of each reporting unit to determine its estimated fair value. Changes in forecasted operations can materially affect these estimates.

Our reporting units with goodwill balances at June 30, 2012 are The Lodge ($4.2 million), Gilpin ($2.5 million), Gold Dust West-Reno ($8.8 million) and Louisiana ($35.3 million). There is no goodwill recorded in our Gold Dust West-Carson City, Gold Dust West-Elko or Virginia reporting units. We performed our most recent annual impairment test for these reporting units as of September 30, 2011. Our annual impairment test included an analysis of the gaming industry overall as well as an analysis of the specific locations in which we operate. We determined the fair values for each of these reporting units using both the market approach (recent comparable transactions from which we derived an applicable valuation multiple) and the income approach (net present value of our anticipated future cash flows). These fair values were then compared to the carrying values for the respective reporting unit. As of September 30, 2011, prior to the acquisition by JEI, we determined the carrying value of the goodwill at Amite was impaired. Market conditions in 2011 resulted in Amite not meeting the financial performance expectations originally forecast at the time of acquisition. Consequently, Amite recorded a goodwill impairment charge of $2.2 million during the third quarter of 2011. There has been no change in the carrying amount of goodwill during 2012.

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

We have issued $210 million of 9 3/4% fixed rate senior unsecured notes due in 2014 and a $100 million variable rate senior secured credit facility. On February 23, 2012, we entered into the Restated Credit Agreement which extended the maturity of $45 million of our term loans and $37 million of our revolving loan commitments to December 16, 2013, among other minor amendments. In addition, we increased our revolver capacity to $40 million. As required under the terms of the Restated Credit Agreement, we paid down $11.75 million of term loans by the June 16, 2012 maturity date. Additionally, on June 29, 2012, in conjunction with the acquisition of Amite as discussed in Section 1 above, we borrowed an additional $5 million term loan under the Restated Credit Agreement, for an aggregate total of $50 million of term loans. We also have the right to borrow an additional $7 million of term loans under the Restated Credit Agreement if we choose, so long as the total indebtedness under the Restated Credit Agreement does not exceed $96.75 million. As of June 30, 2012, $30.0 million was outstanding on the senior secured revolving credit facility and $49.8 million was outstanding on our senior secured term loan debt, bearing interest at a blended variable rate approximating 3.59% at June 30, 2012. As of June 30, 2012, $10.0 million was available on the revolving credit facility.

If market interest rates increase, our cash requirements for interest on the senior secured credit facility balance would also increase. Conversely, if market interest rates decrease, our cash requirements for interest on the senior secured credit facility balance would also decrease. There would be an approximate change in our cash requirements of $0.3 million annually for interest should market rates increase or decrease by 10% compared to interest rate levels at June 30, 2012.

We currently do not use interest rate swaps or other similar investments to alter interest rate exposure.

JEI owns an investment in the publicly traded equity of MTR Gaming Group, Inc. Market prices for equity securities are subject to fluctuation. Fluctuation in the market price of such a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, and general market conditions. Consequently, the amount realized on any ultimate sale of this investment may significantly differ from the reported market value as of June 30, 2012.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Item 1A.	Risk Factors

There has been no material change in the risk factors disclosed in our Form 10-K report for the year ended December 31, 2011, filed March 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d – 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d – 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

101	Financial statements for the Jacobs Entertainment, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholder’s Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jacobs Entertainment, Inc.

Registrant

Date: August 13, 2012	By:	/s/ Jeffrey P. Jacobs
Jeffrey P. Jacobs, Chief Executive Officer and Chairman of the Board of Directors

/s/ Brett A. Kramer
Brett A. Kramer, Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d – 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d – 14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) filed under Exhibit 32 of Item 601 of Regulation S-K.

101	Financial statements for the Jacobs Entertainment, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Stockholder’s Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.